Form 10-Q
period 1996-06-30
ASYST TECHNOLOGIES INC /CA/
filed 1996-08-12
CIK 909326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       ---               SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       ---               SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 0-22114

                            ASYST TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CALIFORNIA                                            94-2942251
State or other jurisdiction of incorporation or organization)  (I.R.S. Employer identification No.)

                   48761 KATO ROAD, FREMONT, CALIFORNIA 94538
                    (Address of principal executive offices)

                                 (510) 661 5000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                    ---    ---

         THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF AUGUST 1, 1996 WAS 5,070,523.

                            ASYST TECHNOLOGIES, INC.

                                      INDEX

Part I.    Financial Information                                                 Page No.
           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets --                      1
                           June 30, 1996 and March 31, 1996

                      Condensed Consolidated Statements of Income --                2
                           Three Months Ended June 30, 1996 and
                           June 30, 1995

                      Condensed Consolidated Statements of Cash Flows --            3
                           Three Months Ended June 30, 1996 and
                           June 30, 1995

                      Notes to Condensed Consolidated Financial                     4
                           Statements

           Item 2.    Management's Discussion and Analysis of Financial            5-6
                           Condition and Results of Operations

Part II.   Other Information                                                        7

           Item 1.    Legal Proceedings

           Item 2.    Changes in Securities

           Item 3.    Defaults upon Senior Securities

           Item 4.    Submission of Matters to a Vote of Security Holders

           Item 5.    Other Information

           Item 6.    Exhibits and Reports on Form 8-K

           Signature                                                                8


PART 1.  -  FINANCIAL INFORMATION

                            ASYST TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             June 30,   March 31,
                                                               1996       1996
                                                           -----------  --------
                                                           (unaudited)
ASSETS
Current assets:
      Cash and cash investments                             $ 10,735    $ 12,421
      Short-term investments                                   1,010       2,005
      Accounts receivable, net                                38,795      33,591
      Inventories                                             32,302      27,124
      Prepaid expenses and other current assets                7,210       8,030
                                                            --------    --------
           Total current assets                               90,052      83,171

Property and equipment, net                                   12,646      12,206
Licenses and patents, net                                      1,175         986
Other assets                                                     161         125
                                                            --------    --------
                                                            $104,034    $ 96,488
                                                            ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                      $ 17,094    $ 13,484
      Accrued liabilities                                      9,941       5,743
      Customer deposits                                        8,944      11,387
      Income taxes payable                                       793       1,784
                                                            --------    --------
           Total current liabilities                          36,772      32,398
                                                            --------    --------
Shareholders' equity:
      Common stock                                            62,808      62,774
      Retained earnings                                        4,454       1,316
                                                            --------    --------
           Total shareholders' equity                         67,262      64,090
                                                            --------    --------
                                                            $104,034    $ 96,488
                                                            ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                             1996         1995
                                                            -------      -------
Net sales                                                   $42,292      $19,331
Cost of sales                                                25,886        9,081
                                                            -------      -------
Gross margin                                                 16,406       10,250

Operating expenses
      Research and development                                3,865        1,716
      Selling, general and administrative                     7,643        5,431
                                                            -------      -------
           Total operating expenses                          11,508        7,147
                                                            -------      -------
Operating income                                              4,898        3,103
Other income, net                                               142          416
                                                            -------      -------
Income before income taxes                                    5,040        3,519
Provision for income taxes                                    1,902        1,409
                                                            -------      -------
Net income                                                  $ 3,138      $ 2,110
                                                            =======      =======
Net income per common share                                 $  0.60      $  0.40
                                                            =======      =======
Weighted average common and
         equivalent shares                                  $ 5,196      $ 5,267
                                                            =======      =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                               Three Months Ended
                                                                    June 30,
                                                               -------------------
                                                                 1996       1995
                                                               -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $  3,138   $  2,110
     Adjustments to reconcile net income to net cash used for
         operating activities
         Depreciation and amortization expense                      917        330
         Provision for sales returns and doubtful accounts         --          300

         Changes in assets -
               Accounts receivable                               (5,204)    (3,708)
               Inventories                                       (5,178)    (9,979)
               Prepaid expenses and other current assets            820     (1,209)
         Changes in liabilities -
               Accounts payable                                   3,610       (845)
               Accrued liabilities                                4,198      1,081
               Income taxes payable                                (991)     1,347
               Customer deposits                                 (2,443)     6,590
                                                               --------   --------
                   Net cash used for operating activities        (1,133)    (3,983)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale (purchase) of short-term investments                      995     (1,643)
     Purchase of property, plant and equipment                   (1,357)    (3,121)
     (Increase) decrease in other assets                           (225)       117
                                                               --------   --------
                   Net cash used for investing activities          (587)    (4,647)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                        34        370
                                                               --------   --------
                   Net cash provided by financing activities         34        370
                                                               --------   --------
DECREASE IN CASH AND CASH INVESTMENTS                            (1,686)    (8,260)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD                 12,421     34,439
                                                               --------   --------
CASH AND CASH INVESTMENTS AT END OF PERIOD                     $ 10,735   $ 26,179
                                                               ========   ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (the Company) and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company as of the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Company's financial statements for the year ended March 31, 1996 included in its Form 10-K.

For interim reporting purposes, the Company closes its fiscal quarters on the Saturday nearest the end of the last month of the quarter. However, for financial statement purposes, the Company indicates the last month-end date as being the quarter end.

CASH AND INVESTMENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash investments.

INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and manufacturing overhead costs. Inventories consist of (in thousands):

                                                  June 30, 1996   March 31, 1996
                                                  -------------   --------------
Raw material                                         $17,886         $15,283
Work-in-process and finished goods                    14,416          11,841
                                                     -------         -------
                                                     $32,302         $27,124
                                                     =======         =======

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Shares issuable upon the exercise of stock options are included in the calculation (using the treasury stock method) to the extent they are dilutive. Fully diluted earnings per share data have not been presented as amounts would not differ materially from primary earnings per share data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those contained in the Form
10-K for the year ended March 31, 1996.

RESULTS OF OPERATIONS

Net sales. Net sales increased $23 million or 119 percent between the three months ended June 30, 1996 ($42.3 million) and the three months ended June 30, 1995 ($19.3 million) due to increased sales of the 200 SMIF-Arm and Pod product lines, stocker product line, enclosure designs, wafer management systems, conveyor systems, and indexing systems. The Company's international sales increased as a percent of total net sales from 42 percent ($8.0 million) for the three months ended June 30, 1995 to 63 percent ($26.8 million) of net sales for the three months ended June 30, 1996. Although to date the Company's results of operations have not been adversely affected by currency exchange rates because the Company has invoiced substantially all of its international sales in United States dollars, there can be no assurance that the Company's results of operations will not be adversely affected by such fluctuations in the future.

Gross Margin. Gross margin decreased to 38.8 percent for the three months ended June 30, 1996 from 53.0 percent for the same period in 1995. The decrease was primarily due to manufacturing inefficiencies associated with the Company's high growth rate and due to changes in the Company's product mix with a higher percentage of the Company's revenues consisting of lower margin sales of automation systems. The Company expects that its gross margin percentage may fluctuate over the next few quarters as product mix varies. While it is the goal of the Company to improve gross margins as a percentage of net sales in the future through reduction of manufacturing and other inefficiencies in the Company's distribution system and product cost reduction through redesign, there can be no assurance that such improved margins can be realized through such efforts or that margins may not be negatively affected by other factors such as pricing.

Research and development. Research and development expenses increased to $3.9 million or 9.1 percent of sales during the three months ended June 30, 1996 from $1.7 million or 8.9 percent during the three months ended June 30, 1995. The increase was due primarily to increases in staffing and personnel related expenditures and other costs driven by the Company's commitment to develop new products and product enhancements.

Selling, general and administrative. Selling, general and administrative expenses increased from $5.4 million during the three months ended June 30, 1995 to $7.6 million for three months ended June 30, 1996, but decreased as percentage of net sales from 28.1 percent to 18.1 percent respectively. The increase was due primarily to an increase in staffing and personnel related costs. The decrease as a percentage of net sales was due to the faster growth in net sales as compared to the increase in expenses. The Company expects that selling, general and administrative spending will increase in future periods as its sales, marketing and administrative efforts expand to support future growth of the Company, although that spending may vary as a percentage of sales.

Other income, net. Other income, net decreased from $0.4 million for the three months ended June 30, 1995 to $0.1 million for the three months ended June 30, 1996. Interest income decreased primarily because of the decrease in the amount of excess cash available to invest.

Provision for income taxes. The Company's effective income tax rate decreased from 40.0 percent for the three month period ended June 30, 1995 to 37.7 percent for the three month period ended June 30, 1996 because the Company estimates its effective rate for the year will be slightly higher than the 37.0 percent effective rate for the fiscal year ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had approximately $11.7 million in cash, cash investments and short-term investments and approximately $53.3 million of working capital. In addition, under a working capital line of credit agreement with a bank, which expires on September 1, 1996, the Company can borrow up to $15.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. Interest is at the bank's prime rate. As of June 30, 1996, the Company had no outstanding balance under this credit facility. However, the Company had outstanding letters of credit totaling $4.4 million. At June 30, 1996, the Company was in technical violation of a loan covenant. The bank has waived such technical violation. The Company is currently negotiating and expects to execute a new line of credit agreement to replace the one expiring on September 1, 1996.

Although the Company cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations.

The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and short-term investments will be adequate to finance continuing operations, investments in property and equipment, inventories and expenditures for the development of new products, at least through fiscal 1997.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

           The Company is not party to any legal proceedings which would have a material impact on the Company, it's operations or financial results.

Item 2.  Changes in Securities
           None

Item 3.  Defaults upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other Information
           None

Item 6.  Exhibits and Reports on Form 8-K
           (a)  Exhibits - 27B Financial Data Schedule
           (b)  Reports on form 8-K - None

SIGNATURE

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ASYST TECHNOLOGIES, INC.

Date:    August 12, 1996                    By: /s/ Douglas J. McCutcheon
      --------------------                      -------------------------
                                                 Douglas J. McCutcheon
                                                 Senior Vice President
                                                 Chief Financial Officer

                                                 Signing on behalf of the
                                                 registrant as principal
                                                 financial and accounting
                                                 officer