Form 10-Q
period 1996-09-28
ASYST TECHNOLOGIES INC /CA/
filed 1996-11-12
CIK 909326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                                       OR

          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-22114



                            ASYST TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            CALIFORNIA                                                     94-2942251
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer identification No.)

                   48761 KATO ROAD, FREMONT, CALIFORNIA 94538
                    (Address of principal executive offices)

                                 (510) 661-5000
              (Registrant's telephone number, including area code)




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


         THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF OCTOBER 28, 1996 WAS 5,088,065.

                            ASYST TECHNOLOGIES, INC.



                                      INDEX


                                                                                             Page No.
                                                                                             --------
Part I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets --
                           September 28, 1996 and March 31, 1996                                 1

                      Condensed Consolidated Statements of Income --
                           Three Months Ended September 28, 1996 and
                           September 30, 1995 and Six Months Ended                               2
                           September 28, 1996 and September 30, 1995

                      Condensed Consolidated Statements of Cash Flows --                         3
                           Six Months Ended September 28, 1996 and
                           September 30, 1995

                      Notes to Condensed Consolidated Financial
                           Statements                                                            4-5

           Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   6-7

Part II.   Other Information                                                                     8-11

           Item 1.    Legal Proceedings

           Item 2.    Changes in Securities

           Item 3.    Defaults upon Senior Securities

           Item 4.    Submission of Matters to a Vote of Security Holders

           Item 5.    Other Information

           Item 6.    Exhibits and Reports on Form 8-K


           Signature

                         PART 1 - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL  STATEMENTS


                            ASYST TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   September 28,    March 31,
                                                       1996            1996
                                                       ----            ----
                                                    (unaudited)
ASSETS
Current assets:
      Cash and cash investments                       $ 11,264       $12,421
      Short-term investments                             1,000         2,005
      Accounts receivable, net                          36,841        33,591
      Inventories                                       32,047        27,124
      Prepaid expenses and other current assets          5,979         8,030
                                                      --------       -------

           Total current assets                         87,131        83,171

Property and equipment, net                             13,037        12,206
Licenses and patents, net                                1,141           986
Other assets                                               596           125
                                                      --------       -------
                                                      $101,905       $96,488
                                                      ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                $ 16,959       $13,484
      Accrued liabilities                                7,851         5,743
      Customer deposits                                  4,248        11,387
      Income taxes payable                               2,294         1,784
                                                      --------       -------

           Total current liabilities                    31,352        32,398
                                                      --------       -------

Shareholders' equity:
      Common stock                                      63,686        62,774
      Retained earnings                                  6,867         1,316
                                                      --------       -------

           Total shareholders' equity                   70,553        64,090
                                                      --------       -------

                                                      $101,905       $96,488
                                                      ========       =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED: IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                 Three Months Ended            Six Months Ended
                                                 ------------------            ----------------
                                               Sept. 28,     Sept. 30,      Sept. 28,     Sept.30,
                                               ---------     ---------      ---------     --------
                                                 1996          1995           1996          1995
                                                 ----          ----           ----          ----
Net sales                                       $40,587       $27,900       $82,879       $47,231
Cost of sales                                    25,318        16,020        51,204        25,101
                                                -------       -------       -------       -------

Gross margin                                     15,269        11,880        31,675        22,130

Operating expenses
      Research and development                    2,851         2,354         6,716         4,070
      Selling, general and administrative         8,935         5,325        16,578        10,756
                                                -------       -------       -------       -------


           Total operating expenses              11,786         7,679        23,294        14,826
                                                -------       -------       -------       -------

Operating income                                  3,483         4,201         8,381         7,304
Other income, net                                   169           221           311           637
                                                -------       -------       -------       -------

Income before income taxes                        3,652         4,422         8,692         7,941
Provision for income taxes                        1,239         1,769         3,141         3,178
                                                -------       -------       -------       -------



Net income                                      $ 2,413       $ 2,653       $ 5,551       $ 4,763
                                                =======       =======       =======       =======


Net income per share                            $  0.47       $  0.50       $  1.07       $  0.90
                                                =======       =======       =======       =======

Weighted average common and
      equivalent shares outstanding               5,166         5,294         5,181         5,281
                                                =======       =======       =======       =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED: IN THOUSANDS)


                                                                                      Six Months Ended
                                                                                      ----------------
                                                                                 Sept. 28,        Sept. 30,
                                                                                 ---------        ---------
                                                                                    1996            1995
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $  5,551        $  4,763
     Adjustments to reconcile net income to net cash provided by (used for)
         operating activities -
         Depreciation and amortization expense                                       1,837             710
         Provision for sales returns and doubtful accounts                            (235)            300

         Changes in assets -
               Accounts receivable                                                  (3,015)        (17,211)
               Inventories                                                          (4,923)        (15,198)
               Prepaid expenses and other current assets                             2,051          (4,269)
         Changes in liabilities -
               Accounts payable                                                      3,475          (1,050)
               Accrued liabilities                                                   2,108           3,200
               Income taxes payable                                                    510           2,926
               Customer deposits                                                    (7,139)          4,901
                                                                                  --------        --------

                   Net cash provided by (used for) operating activities                220         (20,928)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale (purchase) of short-term investments                                       1,005          (1,514)
     Purchase of property, plant and equipment                                      (2,668)         (6,396)
     Increase in other assets                                                         (626)           (379)
                                                                                  --------        --------

                   Net cash used for investing activities                           (2,289)         (8,289)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock, net                                                     912             739
                                                                                  --------        --------

                   Net cash provided by financing activities                           912             739
                                                                                  --------        --------

DECREASE IN CASH AND CASH INVESTMENTS                                               (1,157)        (28,478)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD                                    12,421          34,439
                                                                                  --------        --------

CASH AND CASH INVESTMENTS AT END OF PERIOD                                        $ 11,264        $  5,961
                                                                                  ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (the Company) a California corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. financial statements for the year ended March 31, 1996 included in its Form 10-K.


CASH AND INVESTMENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash investments.


INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and manufacturing overhead costs. Inventories consist of (in thousands):


                                        September 28, 1996   March 31, 1996
                                        ------------------   --------------
Raw material                                  $24,373            $15,283
Work-in-process and finished goods              7,674             11,841
                                              -------            -------
                                              $32,047            $27,124
                                              =======            =======


NET INCOME PER SHARE

Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of stock options, when dilutive (using the treasury stock method). Fully diluted earnings per share data have not been presented as amounts would not differ materially from primary earnings per share data.


PROVISION FOR INCOME TAXES

Income tax expense for the three and six month periods ended September 28, 1996 and September 30, 1995 includes a provision for federal, state and foreign taxes based upon the annual estimated effective tax rates applicable to the Company and its subsidiaries for the year.

SUBSEQUENT EVENT

On September 20, 1996, the Company signed an Agreement and Plan of Reorganization with Radiance Systems Incorporated (RSI), a developer and supplier of software products to be used in the semiconductor manufacturing industry, to acquire all of the outstanding stock of RSI in exchange for 129,740 shares of common stock of the Company. The acquisition will be accounted for in the third quarter of fiscal 1997 using the purchase method of accounting, resulting in an estimated purchase price of approximately $2.8 million. As a part of the allocation of the purchase price, the Company anticipates allocating approximately $1 million to in process research and development which will result in an expense at the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those contained in the Company's Form 10-K for the year ended March 31, 1996.

RESULTS OF OPERATIONS

Net sales. Net sales increased from $27.9 million for the three months ended September 30, 1995, to $40.6 million for the three months ended September 28, 1996. Net sales for the six months ended September 28, 1996 were $82.9 million which represents a 75.5 percent increase over the same period in the prior year. The increase in the three month and six month periods are due to the sales of the Load Port Products (LPP) which were introduced during the second half of the fiscal year ended March 31, 1996 and a general increase across the product lines. These increases were partially offset by a shift in the mix of products sold from the 150mm SMIF products toward Indexers, LPP and SMART-Traveler System products which carry lower margins. International sales for the Company increased from $13.2 million, or 47.3 percent of net sales during three months ended September 30, 1995 to $24.5 million, or 60.3 percent of net sales during the three months ended September 28, 1996. The Company's international sales increased from $21.3 million or 45.1 percent of net sales during the six months ended September 30, 1995 to $51.3 million or 61.9 percent of net sales during the six month period ended September 28, 1996. Although to date the Company's results of operations have not been adversely affected by currency exchange rates because the Company has invoiced substantially all of its international sales in United States dollars, there can be no assurance that the Company's results of operations will not be adversely affected by such fluctuations in the future.


Gross Margin. Gross margin decreased from 42.6 percent for the three months ended September 30, 1995 to 37.6 percent for the three months ended September 28, 1996. Gross margin during the six months ended September 28, 1996 decreased to 38.2 percent from 46.9 percent during the six months ended September 30, 1995. The decreases were due to degradation in margins on Asyst Automation products due to a higher percentage of lower margin third party supplied conveyor system and shifts in SMIF and minienvironment product mix to lower margin products. The Company expects that its gross margin percentage may fluctuate over the next few quarters as product mix varies. While it is the goal of the Company to improve gross margins as a percentage of net sales in the future through reduction of manufacturing costs and other inefficiencies in the Company's distribution system and product cost reduction through redesign, there can be no assurance that such improved margins can be realized through such efforts or that margins may not be negatively affected by other factors such as those contained in the Company's Form 10-K for the year end March 31, 1996.


Research and development. Research and development expenses increased from $2.4 million or 8.4 percent of net sales during the three months ended September 30, 1995 to $2.9 million or 7.0 percent of net sales during the three months ended September 28, 1996. Research and development expenses increased from $4.1 million or 8.6 percent of net sales during the six months ended September 30, 1995 to $6.7 million or 8.1 percent of net sales during the six months ended September 28, 1996. These increases are primarily due to increases in staffing and personnel related expenses and other costs driven by the Company's commitment to develop new products and product enhancements. The Company expects that its research and development costs will increase in future periods to support its commitment to enhancing its current products and new product innovation, although that spending will fluctuate as a percentage of net sales.


Selling, general and administrative. Selling, general and administrative expenses increased from $5.3 million or 19.1 percent of net sales during the three months ended September 30, 1995 to $8.9 million or 22.0 percent of net sales during the three months ended September 28, 1996. The increase is primarily due to an increase in staffing and personnel related expenses. Selling, general, and administrative expenses increased from $10.8 million or
22.8 percent of net sales during the six months ended September 30, 1995 to $16.6 million or 20.0 percent of net sales during the six months ended September 28 , 1996. Most of the increases resulted from the Company's continued expansion of its sales, general and administrative efforts, including the hiring of additional personnel, in order to support the growth of the Company. The Company expects that selling, general and administrative spending will increase in future periods to support the future growth of the Company, although that spending may vary as a percentage of net sales.


Other income, net. Other income, net, decreased from $221,000 during the three months ended September 30, 1995 to $169,000 during the three months ended September 28, 1996. Other income, net decreased from $637,000 during the six months ended September 30, 1995 to $311,000 during the six months ended September 28, 1996. The decreases are primarily due to a decrease in interest income earned on lower average cash and short-term investments available during the six months ended September 28, 1996.


Provision for income taxes. The Company's effective income tax rate decreased from 40.0 percent for the three month period ended September 30, 1995 to 33.9 percent during the three month period ended September 28, 1996. The Company's effective tax rate decreased from 40.8 percent during the six month period ended September 30, 1995 to 36.1 percent during the six month period ended September 28, 1996. The lower rate in fiscal year 1996 was primarily due to increases in the percentage impact of certain tax benefits such as the Foreign Sales Corporation (FSC), and other tax exempt income.


LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 1996, the Company had approximately $12.3 million in cash, cash investments and short-term investments and approximately $55.8 million of working capital. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. Interest is at the bank's prime rate. As of September 28, 1996, the Company had outstanding letters of credit totaling $4.4 million.

Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations.

The nature of the semiconductor industry, combined with the current economic environment, makes it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and short-term investments will be adequate to finance continuing operations, investments in property and equipment, inventories and expenditures for the development of new products, at least through fiscal 1997.

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

Item 2.           Changes in Securities
                    None

Item 3.           Defaults upon Senior Securities
                    None

Item 4.           Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Asyst Technologies, Inc. was held on September 30, 1996 for the purposes of (1) electing four people to the Company's Board of Directors to serve a one-year term expiring on the date of the Company's 1997 annual meeting of shareholders, (2) approving an amendment of the Company's 1993 Stock Option Plan to increase the number of authorized shares for issuance under such plan from a total of 750,000 shares to 1,050,000 shares, (3) approving an amendment of the Company's 1993 Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan from 125,000 shares to 250,000 shares, (4) approving an amendment to the 1993 Non-Employee Directors' Stock Option Plan to increase the number of shares underlying options granted annually from 1,250 shares to 3,000 shares, (5) ratifying the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1997. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.

Mihir Parikh was elected to the board of directors for a one-year term with 4,292,754 votes for and 94,251 votes withheld.

Tsuyoshi Kawanishi was elected to the board of directors for a one-year term with 4,294,763 votes for and 92,242 votes withheld.

William E. Reed was elected to the board of directors for a one-year term with 4,296,283 votes for and 90,722 votes withheld.

James E. Springgate was elected to the board of directors for a one-year term with 4,295,715 votes for and 91,290 votes withheld.

Walter W. Wilson was elected to the board of directors for a one-year term with 4,296,283 votes for and 90,722 votes withheld.

The adoption of the amendment of the Company's 1993 Stock Option Plan to increase the number of shares authorized for issuance under the plan by 300,000 shares to a total of 1,050,000 shares authorized was approved by the following votes:

                                                                        Broker
                    "FOR"           "AGAINST"        "ABSTAIN"         Nonvotes
                    -----           ---------        ---------         --------
                    2,572,937       688,017          18,103            1,107,948


The adoption of the amendment of the Company's 1993 Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan from 125,000 shares to a total of 250,000 shares was approved by the following votes:


                                                                        Broker
                    "FOR"           "AGAINST"        "ABSTAIN"         Nonvotes
                    -----           ---------        ---------         --------
                    3,051,479       301,174          7,615             1,026,737

The adoption of the amendment of the Company's 1993 Non-Employee Directors' Stock Option Plan to increase the number of shares underlying options granted annually from 1,250 shares to 3,000 share was approved by the following votes:


                    "FOR"           "AGAINST"        "ABSTAIN"
                    -----           ---------        ---------
                    4,066,071       313,579          7,355

The selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1997 was ratified by the following vote:


                    "FOR"           "AGAINST"        "ABSTAIN"
                    -----           ---------        ---------
                    4,355,187       23,717           8,101


Item 5.           Other Information
                    None

Item 6.           Exhibits and Reports on Form 8-K
                    (a)  Exhibits - 27 Financial Data Schedule
                    (b)  Reports on Form 8K - None

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ASYST TECHNOLOGIES, INC.




Date:    November 11, 1996                  By:    /s/ Douglas J. McCutcheon
      ----------------------                    ----------------------------
                                                   Douglas J. McCutcheon
                                                   Senior Vice President
                                                   Chief Financial Officer

                                                   Signing on behalf of the
                                                   registrant and as chief
                                                   accounting officer

                                 EXHIBIT INDEX


Exhibit           Description
-------           -----------
  27        Financial Data Schedule