Form 10-Q
period 1996-12-28
ASYST TECHNOLOGIES INC /CA/
filed 1997-02-10
CIK 909326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (Mark One)
         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       -----            SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1996

                                       OR

      -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-22114



                           ASYST  TECHNOLOGIES,  INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           CALIFORNIA                               94-2942251
(State or other jurisdiction of           (I.R.S. Employer identification No.)
incorporation or organization)


                  48761 KATO ROAD, FREMONT, CALIFORNIA  94538
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

                              Yes     X   No  ____



         THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF FEBRUARY 3, 1997 WAS 5,280,586.

                            ASYST TECHNOLOGIES, INC.

                                     INDEX



Part I.    Financial Information                                       Page No.

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets --
                          December 28, 1996 and March 31, 1996              1

                     Condensed Consolidated Statements of Income --
                          Three Months Ended December 28, 1996 and
                          December 31, 1995 and Nine Months Ended           2
                          December 28, 1996 and December 31, 1995

                     Condensed Consolidated Statements of Cash Flows --     3
                          Nine Months Ended December 28, 1996 and
                          December 31, 1995

                     Notes to Condensed Consolidated Financial
                          Statements as of December 28, 1996              4-5

           Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations             6-8

Part II.   Other Information                                             9-12

           Item 1.   Legal Proceedings

           Item 2.   Changes in Securities

           Item 3.   Defaults upon Senior Securities

           Item 4.   Submission of Matters to a Vote of Security Holders

           Item 5.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K


           Signature

                         PART 1 - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL  STATEMENTS

                            ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED: IN THOUSANDS)


                                                                         December 28,       March 31,
                                                                             1996              1996
                                                                        ------------      ------------
ASSETS

Current assets:
     Cash and cash investments                                           $     9,256       $    14,019
     Accounts receivable, net                                                 33,035            30,248
     Inventories                                                              18,629            18,535
     Prepaid expenses and other current assets                                10,603             7,946
     Net current assets of discontinued operations                                 -             7,859
                                                                        ------------      ------------

          Total current assets                                                71,523            78,607

Property and equipment, net                                                   10,780             9,407
Licenses and patents, net                                                        718               986
Other assets, net                                                              1,986               125
                                                                        ------------      ------------

                                                                         $    85,007       $    89,125
                                                                        ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $     7,987       $     9,416
     Accrued liabilities                                                       9,574             4,897
     Customer deposits                                                         3,802             8,938
     Income taxes payable                                                          -             1,784
     Net liabilities of discontinued operations                                2,146                 -
                                                                        ------------      ------------

          Total current liabilities                                           23,509            25,035
                                                                        ------------      ------------


Shareholders' equity:
     Common stock                                                             66,274            62,774
     Retained earnings (deficit)                                              (4,776)            1,316
                                                                        ------------      ------------

          Total shareholders' equity                                          61,498            64,090
                                                                        ------------      ------------

                                                                         $    85,007       $    89,125
                                                                        ============      ============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED: IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended               Nine Months Ended
                                                   ----------------------           -----------------------
                                                   Dec.  28,    Dec.  31,           Dec.  28,      Dec. 31,
                                                   ---------    ---------           ---------     ---------
                                                     1996         1995                1996           1995
                                                   ---------    ---------           ---------     ---------
Net sales                                      $    36,432     $    25,032        $  102,665    $    63,289

Cost of sales                                       22,396          14,177            60,863         33,610
                                              ------------    ------------      ------------   ------------

Gross margin                                        14,036          10,855            41,802         29,679

Operating expenses
     Research and development                        2,307           1,410             6,176          4,310
     Selling, general and administrative             7,215           5,399            20,650         14,260
     In-process research and development
       of acquired business                          1,335               -             1,335              -
                                              ------------    ------------      ------------   ------------
          Total operating expenses                  10,857           6,809            28,161         18,570

Operating income                                     3,179           4,046            13,641         11,109
Other income, net                                      194             250               505            890
                                              ------------    ------------      ------------   ------------
Income from continuing operations
   before income taxes                               3,373           4,296            14,146         11,999

Provision for income taxes                           1,680           1,335             5,573          4,418
                                              ------------    ------------      ------------   ------------

Income from continuing operations                    1,693           2,961             8,573          7,581

Discontinued Operations
     Income (loss) from operations of Asyst
       Automation, Inc., net of applicable
       income taxes                                 (4,763)            202            (6,092)           345
     Loss on closure of Asyst Automation, Inc.,
       including provision of $1,095 for
       operating losses during phase-out
       period, net of applicable income taxes       (8,573)              -            (8,573)             -
                                              ------------    ------------      ------------   ------------
Net income (loss)                              $   (11,643)    $      3,163      $    (6,092)   $     7,926
                                              ============    ============      ============   ============
Income per share from
  continuing operations                        $      0.32     $      0.56       $      1.65    $      1.43
                                              ============    ============      ============   ============

Net income (loss) per share                    $     (2.21)    $      0.60       $     (1.17)   $      1.50
                                              ============    ============      ============   ============

Weighted average common and
    common share equivalents                         5,260           5,300             5,207          5,287
                                              ============    ============      ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED: IN THOUSANDS)

                                                                                    Nine Months Ended
                                                                              ---------------------------
                                                                                 Dec.  28,     Dec.  31,
                                                                              ------------   ------------
                                                                                   1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                                          $    (6,092)   $     7,926
    Adjustments to reconcile net income to net cash
        provided (used) by continuing operations :

        (Income) loss from discontinued operations                                   4,763           (345)
        Loss on disposal of discontinued operations                                  8,573              -
        Change in net assets of discontinued operations                             (3,331)        (5,249)
        Depreciation and amortization expense                                        1,972            412
        Write off of in-process research and development                             1,335              -
        Increase in allowance accounts                                                   -            300

        Changes in current assets and liabilities-
             Accounts receivable                                                    (2,787)        (6,337)
             Inventories                                                               (94)       (14,402)
             Prepaid expenses and other current assets                              (2,564)            86
             Accounts payable                                                       (1,457)          (190)
             Accrued liabilities                                                     4,484          1,097
             Income taxes payable                                                   (1,784)          (868)
             Customer deposits                                                      (5,136)         3,961
                                                                              ------------   ------------

                  Net cash used by continuing operations                            (2,118)       (13,609)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                       (3,307)        (6,057)
    Increase (decrease) in other assets                                               (448)           154
                                                                              ------------   ------------

                  Net cash used by investing activities                             (3,755)        (5,903)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock                                                         1,110            585
                                                                              ------------   ------------

DECREASE IN CASH AND CASH INVESTMENTS                                               (4,763)       (18,927)

CASH AND CASH INVESTMENTS AT BEGINNING OF PERIOD                                    14,019         38,947
                                                                              ------------   ------------

CASH AND CASH INVESTMENTS AT END OF PERIOD                                     $     9,256    $    20,020
                                                                              ------------   ------------



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 28, 1996
                           (UNAUDITED: IN THOUSANDS)


BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (the "Company") a California corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. The financial statements for prior periods have been reclassified to reflect the planned closure of its subsidiary, Asyst Automation, Inc.

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. financial statements for the year ended March 31, 1996 included in its Annual Report on Form 10-K.


CASH AND CASH INVESTMENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash investments.


INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and manufacturing overhead costs. Inventories of continuing operations consist of (in thousands):

                                              December 28, 1996           March 31, 1996
                                              -----------------           --------------
Raw material                                      $    16,259                $    13,010
Work-in-process and finished goods                      2,370                      6,225
                                                 ------------               ------------
                                                  $    18,629                $    18,535
                                                 ============               ============


NET INCOME PER SHARE

Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of stock options (when dilutive, using the treasury stock method).


PROVISION FOR INCOME TAXES

Income tax expense for the three and nine month periods ended December 28, 1996 and December 31, 1995 includes a provision for federal, state and foreign taxes based upon the annual estimated effective tax rates applicable to the Company and its subsidiaries for the year.

DISCONTINUED OPERATIONS

The Company has adopted a formal plan to close its subsidiary, Asyst Automation, Inc., by the end of September 1997. The decision was based upon the recent demonstration of the lack of the subsidiary's ability to profitably manufacture and sell the automation products that were acquired as part of the purchase of Proconics International, Inc. in October 1994. Accordingly, Asyst Automation, Inc. is reported as a discontinued operation for the nine months ended December 28, 1996 and December 31, 1995. Net assets of the subsidiary at December 28, 1996 consist primarily of trade receivables, inventory and capital equipment.

The loss from discontinued operations for the three months and nine months ended December 28, 1996 was $4,763 and $6,092, respectively, net of income tax benefits of $2,175 and $3,427, respectively. The income from discontinued operations for the three months and nine months ended December 31, 1995 was $202 and $345, respectively, net of income taxes of $91 and $186, respectively. The estimated loss on closure of Asyst Automation, Inc. is $8,573 (net of income tax benefit of $4,822), including anticipated operating losses of $1,095 (net of income tax benefit of $616), during the closure period.

ACQUISITION OF RADIANCE SYSTEMS INCORPORATED

On November 15,1996, the Company purchased Radiance Systems Incorporated ("RSI"), a developer and supplier of software products for the semiconductor manufacturing industry, by acquiring all of the outstanding stock of RSI in exchange for 129,740 shares of common stock of the Company. The total purchase price was approximately $2,390 and was accounted for using purchase accounting in the quarter ended December 28, 1996.

In connection with the acquisition, the Company received an appraisal of the intangible assets which indicated that approximately $1,335 of the acquired intangible assets consisted of in process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of RSI products or that the acquired technology has any alternative future use, the acquired in process research and development, was charged to expense in the quarter ended December 28, 1996. As a result of the purchase price allocation, $1,761 (including $620 of deferred tax liability) was assigned to intangible assets related to existing product technology, the assembled workforce and excess of the purchase price over net assets acquired. These intangible assets will be amortized over a period up to three years. Management believes that the unamortized balance of these assets is recoverable.

Comparative pro forma information reflecting the acquisition of RSI has not been presented because the operations of RSI are not material to the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

Net sales.   Net sales increased from $25.0 million for the three months ended
December 31, 1995, to $36.4 million for the three months ended December 28, 1996. Net sales for the nine months ended December 28, 1996 were $102.7 million which represents a 62.2 percent increase over the same period in the prior year. The increase in the three month and nine month periods are due to the sales of the Load Port Products (LPP) which were introduced during the second half of the fiscal year ended March 31, 1996 and a general increase across most of the product lines. These increases were partially offset by a shift in the mix of products sold from the 150mm and 200mm SMIF products, Indexers and SMART- Traveler System in favor of the more recently introduced LPP products. International sales for the Company increased from $14.6 million, or 58.2 percent of net sales during three months ended December 31, 1995 to $19.4 million, or 55.5 percent of net sales during the three months ended December 28, 1996. The Company's international sales increased from $37.4 million or 59.1 percent of net sales during the nine months ended December 31, 1995 to $58.0 million or 56.5 percent of net sales during the nine month period ended December 28, 1996. Although to date the Company's results of operations have not been adversely affected by currency exchange rates because the Company has invoiced substantially all of its international sales in United States dollars, there can be no assurance that the Company's results of operations will not be adversely affected by such fluctuations in the future.


Gross Margin. Gross margin decreased from 43.4 percent for the three months ended December 31, 1995 to 38.5 percent for the three months ended December 28, 1996. Gross margin during the nine months ended December 28, 1996 decreased to
40.7 percent from 46.9 percent during the nine months ended December 31, 1995. The decreases were due primarily to the increase in the mix of sales of the LPP products which currently carry low margins are still in their early stages of manufacturing evolution. The Company expects that its gross margin percentage may fluctuate over the next few quarters as product mix varies and manufacturing processes for the newer products mature. While it is the goal of the Company to improve gross margins as a percentage of net sales in the future through reduction of manufacturing costs and other inefficiencies in the Company's distribution system and product cost reduction through redesign, there can be no assurance that such improved margins can be realized through such efforts or that margins may not be negatively affected by other factors such as those contained in the Company's Form 10-K for the year end March 31, 1996.


Research and development. Research and development expenses increased from $1.4 million or 5.6 percent of net sales during the three months ended December 31, 1995 to $2.3 million or 6.3 percent of net sales during the three months ended December 28, 1996. Research and development expenses decreased from $4.3 million or 6.8 percent of net sales during the nine months ended December 31, 1995 to $6.2 million or 6.0 percent of net sales during the nine months ended December 28, 1996. The dollar increases are primarily due to increases in staffing and personnel related expenses and other costs driven by the Company's commitment to develop new products and product enhancements. The fluctuation as a percentage of sales is due to the actual increase in spending versus the relative increase in sales. The Company expects that its research and development costs will increase in future periods to support its commitment to enhancing its current products and new product innovation, although that spending may fluctuate as a percentage of net sales.


Selling, general and administrative. Selling, general and administrative expenses increased from $5.4 million or 21.6 percent of net sales during the three months ended December 31, 1995 to $7.2 million or 19.8 percent of net sales during the three months ended December 28, 1996. The increase is primarily due to an increase in staffing and personnel related expenses. Selling, general, and administrative expenses increased from $14.3 million or
22.5 percent of net sales during the nine months ended December 31, 1995 to $20.7 million or 20.1 percent of net sales during the nine months ended December 28, 1996. The increases primarily resulted from the Company's continued expansion of its sales, general and administrative efforts, including the hiring of additional personnel, in order to support the growth of the Company. The decreases as a percentage of net sales resulted from the Company's efforts to obtain operating leverage in these activities over the growth in net sales The Company expects that selling, general and administrative spending will increase in future periods to support the future growth of the Company, although that spending may vary as a percentage of net sales.

Purchased in process research and development and amortization. In November 1996, the Company completed the acquisition of Radiance Systems Inc. ("RSI") which was accounted for as a purchase in the quarter ended December 28, 1996. In connection with the acquisition of RSI, the Company recorded a write-off of $1.3 million of in process research and development (See the Notes to Condensed Financial Statements) in the quarter ended December 28, 1996. The remaining excess of the purchase price over net assets acquired of approximately $1.8 million is being amortized over three years.


Other income, net. Other income, net, decreased from $251,000 during the three months ended December 31, 1995 to $194,000 during the three months ended December 28, 1996. Other income, net decreased from $890,000 during the nine months ended December 31, 1995 to $505,000 during the nine months ended September 28, 1996. The decreases were primarily due to a decrease in interest income resulting from lower average cash and short-term investment balances available during the nine months ended December 28, 1996.


Provision for income taxes. The Company's effective income tax rate increased from 31.1 percent for the three months ended December 31, 1995 to 49.8 percent for the three months ended December 28, 1996. The Company's effective tax rate increased from 36.8 percent for the nine months ended December 31, 1995 to 39.4 percent for the nine months ended December 28, 1996. The higher tax rate in fiscal year 1997 was due primarily to the write-off of in process research and development which is not deductible for tax purposes. The effective income tax rate for the three and nine month periods ended December 28, 1996 without the impact of in process research and development would have been 36 percent which is lower than the statutory rate, due to the impact of certain tax benefits such as the Foreign Sales Corporation (FSC) and other tax exempt income.

Discontinued operation. The Company has adopted a formal plan to close Asyst Automation, Inc., ("AAI") by September 30, 1997. Net sales of the discontinued operation for the three months ended December 28, 1996 were $3.0 million compared to $9.0 million for the three months ended December 31, 1995. Net sales of Asyst Automation, Inc. for the nine months ended December 28, 1996 were $19.6 million compared to $18.0 million for the nine months ended December 31, 1995. Income from operations of AAI declined from $0.2 million for the three months ended December 31, 1995 to a loss from operations of AAI of $4.8 million for the three months ended December 28, 1996. Income from operations of AAI for the nine months ended December 31, 1995 were $0.3 million and declined to a loss from operations of AAI of $6.1 million for the nine months ended December 28, 1996. The estimated loss on closure of Asyst Automation, Inc. is $8.6 million, including anticipated operating losses of $1.1 million during the closure period. The decision to discontinue the operation was based upon the subsidiary's recent inability to profitably manufacture and sell automation products that were acquired as part of the purchase of Proconics International, Inc. in October 1994.


LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 1996, the Company had approximately $9.3 million in cash and cash equivalents and approximately $48.0 million of working capital. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. As of December 28, 1996, the Company was in violation of the tangible net worth covenant. The bank has waived this covenant violation. Interest is at the bank's prime rate.

Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations.

The nature of the semiconductor industry, combined with the current economic environment, makes it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and cash investments; cash flow from continued operations; and the available bank line, in combination, will be adequate to finance continuing operations, investments in property and equipment, inventories and expenditures for the development of new products, at least through March 31, 1998.

                         PART II  -  OTHER INFORMATION




Item 1.          Legal Proceedings
                   The Company is not party to any legal proceedings which would have a material impact on the Company, it's operations or financial results.

Item 2.          Changes in Securities
                   On November 15, 1996, the Company issued 129,740 shares of common stock in exchange for all of the outstanding capital stock of Radiance Systems Incorporated. The sale and issuance of such securities by the Company was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) and/or Regulation D promulgated under the Securities Act. Appropriate legends are affixed to the stock certificates issued in such transaction. See Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.          Defaults upon Senior Securities
                   None

Item 4.          Submission of Matters to a Vote of Security Holders
                   None

Item 5.          Other Information
                   None

Item 6.          Exhibits and Reports on Form 8-K
                   (a) Exhibits - 27B Financial Data Schedule
                   (b) Reports on Form 8K - None

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ASYST TECHNOLOGIES, INC.




Date:    February 10, 1997              By: /s/ Douglas J. McCutcheon
     -------------------------              --------------------------
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

EXHIBIT NO.      EXHIBIT INDEX

27               FINANCIAL DATA SCHEDULE