Form 10-K405
period 1997-03-31
ASYST TECHNOLOGIES INC /CA/
filed 1997-06-24
CIK 909326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE YEARLY PERIOD ENDED MARCH 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE PERIOD FROM APRIL 1, 1996 TO MARCH 31, 1997

                        COMMISSION FILE NUMBER 0-22114

                           ASYST TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      94-2944251
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                  48761 KATO ROAD, FREMONT, CALIFORNIA 94538
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (510) 661-5000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

There were 5,334,816 shares of No Par Value Common Stock outstanding as of June 10, 1997. The aggregate market value of voting stock held by nonaffiliates of the registrant based upon the closing sales quotation of the Common Stock on June 10, 1997 was approximately $191,386,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the following documents are incorporated
                         by reference in this report:

                Definitive Proxy Statement in connection with
                      1997 Annual Meeting of Stockholders
                           (Part III of this Report)

The 1997 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1 -- BUSINESS

  Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as those under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INTRODUCTION

  Asyst Technologies, Inc. ("Asyst" or the "Company") develops, manufactures and markets systems utilizing isolation technology, material tracking products, and factory automation solutions used primarily in cleanrooms for semiconductor manufacturing. These systems are designed to reduce contamination on in-process wafers by isolating processing equipment and wafers in ultraclean (better than Class 1) minienvironments within a cleanroom production facility. Controlling contamination in this manner enables semiconductor manufacturers to increase yields and, in many cases, reduce cleanroom construction and operating costs.

  The Company's Asyst-SMIF(TM) System family of isolation technology products is an integrated system consisting of sealed wafer cassette containers, processing equipment enclosures (minienvironments) and related robotic transfer equipment. The Company also offers the SMART-Traveler(TM) System, which includes software and electronic display and communications devices and enables semiconductor manufacturers to track wafers and reduce misprocessing and misrouting during the production of integrated circuits. The Company's subsidiary, Asyst Software, Inc. ("ASI"), founded in 1996, is dedicated to the development of software products for equipment communications and automated material handling, identification and tracking. Utilizing a combination of open systems software and integration services, ASI is focused on providing standards-based factory automation solutions, customer-focused software products and formal systems integration processes. In November 1996, the Company completed the acquisition of Radiance Systems, Inc. ("RSI") a small software company which was integrated into ASI.

  Advances in electronics technology in recent years have resulted in increasingly sophisticated integrated circuits based on submicron geometries and complex manufacturing processes. In order to produce these semiconductors at acceptable yields, manufacturers must meet increasingly stringent requirements for cleanliness and material control in the semiconductor production facility. Semiconductor manufacturers generally have sought to meet these requirements through the increasingly costly process of improving the uniform level of cleanliness of the entire cleanroom. Asyst, however, believes that its minienvironment approach, by focusing on control of the environment in the immediate vicinity of the in-process wafers and the processing equipment, provides semiconductor manufacturers with an efficient and cost-effective way to achieve very high levels of cleanliness. A minienvironment-based cleanroom, for example, requires less air handling equipment and therefore can be constructed at a significantly lower cost than a conventional cleanroom. In addition, semiconductor manufacturers are able to more effectively respond to changing product and process requirements in a minienvironment-based cleanroom, as equipment can be added or modified with less disruption of ongoing production processing.

  Most of the Company's minienvironment systems are based on the utilization of SMIF ("Standard Mechanical InterFace"). SMIF is an industry standard mating "port" that, when implemented, creates a common methodology for transferring products between minienvironments and sealed containers. The SMIF standard was originally proposed by Hewlett-Packard Company in 1984 and was initially adopted as a semiconductor industry standard in 1990. Asyst, which was formed in 1984, pioneered the early development of SMIF technology for the semiconductor industry.

  The Company markets its products worldwide to semiconductor manufacturers who are either upgrading existing manufacturing facilities or who are constructing new facilities. The Company's principal customers have included Applied Materials, Chartered Semiconductor Co. Pte. Ltd., Cypress Semiconductor Corporation, Hyundai Electronics America, IBM Corporation, Integrated Design Technology, Inc., LAM Research Corporation, KLA-Tencor, Macronix International, Ltd., Philips Electronics N.V., Submicron Technology Public Company, Symbios Logic, Inc., Taiwan Semiconductor Manufacturing Co. Ltd., SVG/Thermco, VLSI Technology, Inc., Windbond and Zilog, Inc. The Company sells its products directly to end users and OEMs in the United States and all other parts of the world, except for Japan. In addition, ASI provides products and services to assist original equipment manufacturers (OEMs) with the integration of SMIF material handling and automated material identification systems. The Company distributes its products in Japan through an agreement with Tokyo Electron Limited ("TEL"). See " -- Customers" and " -- Sales and Marketing."

  Although the Company's products were designed to address the specific needs of semiconductor manufacturers, the Company also sells limited quantities of its products for use in the manufacture of high density magnetic discs and flat panel displays and believes that, due to similar manufacturing process requirements, its products and technology may be useful in the manufacture of other high technology products in which contamination control is critical.

BACKGROUND

  A decade ago, integrated circuits generally incorporated feature sizes of three microns or more and were typically manufactured with processes involving approximately 100 steps. Today, semiconductor companies manufacture much more complex integrated circuits by incorporating feature sizes of less than half micron and using more sophisticated processes with up to 500 or more steps. In addition, recently developed integrated circuit design and verification techniques have enabled semiconductor companies to rapidly design and manufacture semi-custom and custom products addressing specific customer requirements. Instead of producing high volumes of a small number of standard products, many of today's facilities are typically required to produce varying volumes of a large number of products and to adapt readily to changing customer and market requirements.

  As the costs and complexity of semiconductor production have increased, certain aspects of the semiconductor manufacturing process have become increasingly important. Some of these are as follows:

  .Need for Higher Levels of Cleanliness and Contamination Control

  Semiconductors must be manufactured in a clean environment in order to prevent contamination by particles as wafers are processed into finished product. Particles on the wafer surface can result in defective devices, adversely affecting the manufacturer's overall yield, the percentage of the original integrated circuits processed that are of sufficient quality to be sold. As feature sizes shrink and as chip densities and the number of process steps increase, the risks posed by particle contamination become much greater. During the 1980s, semiconductor manufacturers could typically satisfy their contamination level requirements with cleanrooms certified as Class 100 (i.e., no more than 100 particles of 0.5 micron diameter or larger per cubic foot of air) or higher. The cleanrooms required to manufacture today's most advanced integrated circuits generally must achieve Class 1 cleanliness levels (i.e., no more than 1 particle of 0.1 micron diameter or larger per cubic foot of air), as well as maintain stringent control of temperature and humidity. In addition, certain advanced semiconductor manufacturing processes require not only control of particulate contamination, but also control of contamination caused by water vapor, oxygen and trace chemicals that are present in normal cleanroom air.

  Semiconductor manufacturers have generally addressed the increased need for cleanliness and contamination control through the construction of more advanced cleanrooms, which improves the uniform level of cleanliness within the entire cleanroom. Such advanced facilities typically require the isolation of manufacturing personnel in expensive and highly constraining cleanroom garments that reduce, but do not completely eliminate, the generation of particles and other contamination from human activity. Some utilize varying degrees of automation to further minimize operator activity and related contamination. Despite advances in cleanroom technology, however, the presence of production personnel and the conduct of activity within a facility continue to result in the introduction of contaminants during the production process, typically in sudden events referred to as "particle bursts." These particle bursts are often generated in the vicinity of in-process wafers in connection with manual loading and unloading of wafer cassettes into and out of processing equipment and can cause temporary contamination levels of Class 1000 or greater at the wafer surface level. Although high levels of cleanliness can in principle be obtained in a state-of-the-art cleanroom, control of contamination at the wafer surface level remains difficult due to such locally generated contamination. Minimizing the adverse effects of these events and controlling the generation of contaminants within the cleanroom present an increasing challenge for semiconductor manufacturers.

  .Need to Improve Facility Utilization

  The rapid pace of advances in semiconductor technology has led to shorter semiconductor product and production facility life cycles. Semiconductor manufacturing facilities constructed in the mid-1980s to process a limited number of standard products with three micron geometries must be substantially refurbished in order to produce numerous, sub-micron products at acceptable yields. Such refurbishment typically requires the entire manufacturing facility to be shut down for weeks or months, thereby resulting in a loss of revenue to the manufacturer. In addition, the introduction of new products and processes to address new market conditions can require the manufacturer to halt production temporarily while it adjusts its manufacturing flow and processes frequently in response to shifting product mix and surges in customer demand. Faced with the prospect of continuing advances in semiconductor technology, most semiconductor manufacturers need the ability to upgrade existing facilities and construct new facilities in a manner that allows for better ongoing facility utilization.

  .Need for Greater Manufacturing Control

  As the manufacturing process has become more complicated and integrated circuits have become more complex, the possibility and cost of human error has increased. The VLSI fabrication process typically requires human operators to move batches of silicon wafers carried in cassettes through over one hundred pieces of processing equipment in which over 500 different processing steps are performed during a four to twelve week period. In addition, semiconductor manufacturers are increasingly producing multiple integrated circuits in the same manufacturing facility, thereby requiring more sophisticated methods of precise wafer control. Examples of human error range from misplacing a cassette, thereby delaying processing, to incorrectly processing a cassette of wafers, thereby ruining the wafers. The cost of misprocessing errors can be significant, given that a typical cassette of 25 wafers being processed in a state-of-the-art facility can contain finished product worth from $25,000 to $500,000 or more.

  .Need to Control Escalating Cleanroom Costs

  The cost of construction of cleanrooms has increased dramatically from approximately $500 per square foot in the early 1980s to over $2,000 per square foot. This cost increase is due significantly to increased costs associated with the infrastructure and equipment required for moving and environmentally conditioning millions of cubic feet of air every minute. Operating costs have also escalated in tandem with energy consumption and cost. Operating and maintaining the air conditioning system for a Class 1 cleanroom is expensive. For example, a typical 40,000 square foot Class 1 cleanroom requires the circulation and filtration of over four million cubic feet of air every minute. Total construction costs alone for such a cleanroom are often in excess of $100 million, and operating costs for air handling typically exceed $1 million per year.

ASYST'S PRODUCTS

  Asyst addresses the requirements for increased levels of cleanliness, facility utilization, control and cost-effectiveness in semiconductor manufacturing through its Asyst-SMIF minienvironment system, its SMART-Traveler material control system and its family of automation software products and solutions.

 Asyst-SMIF System

  The Asyst-SMIF System is designed to provide a continuous, ultraclean environment for semiconductor products while they move through the manufacturing facility. The Company believes that its Asyst-SMIF System, by focusing on control of the environment in the immediate vicinity of the in-process wafers and the processing equipment, provides semiconductor manufacturers with an efficient and cost-effective way to achieve very high levels of cleanliness. Through sealed containers that encapsulate wafer cassettes (SMIF-Pods), enclosures with engineered airflows that surround process equipment (SMIF-Enclosures) and robotic systems that transfer wafer cassettes into and out of process equipment (SMIF-Arms), a minienvironment system is created which maintains and controls cleanliness and which is essentially independent of the external room environment. Asyst believes that its minienvironment approach offers several advantages to semiconductor manufacturers.

  First, Asyst-SMIF Systems can significantly reduce contamination by using minienvironments to protect the in-process wafers and processing equipment from exposure to particle bursts caused by human handling of cassettes as well as to contaminants that migrate from elsewhere in the cleanroom. Thus, rather than attempt to achieve and maintain uniformly high levels of cleanliness and contamination control throughout the entire facility, the Asyst-SMIF minienvironment system provides ultraclean contamination control in the immediate vicinity of the wafers and the process equipment.

  Second, the Asyst-SMIF solution affords manufacturers the opportunity to significantly reduce capital expenditures associated with the construction of new cleanrooms or the upgrade of existing cleanrooms. A minienvironment-based cleanroom requires less air handling equipment and therefore can be constructed at a significantly lower cost than a conventional cleanroom. In the case of an existing cleanroom, the Asyst solution makes it possible to upgrade the cleanroom to state-of-the-art cleanliness with minimal disruption of production compared to a traditional upgrade and at much lower expense than would be required for a complete retrofit or the construction of a new cleanroom.

  Third, an Asyst-SMIF System can reduce the cost of operating the semiconductor manufacturing facility both by reducing the amount of clean air volume required to maintain acceptable contamination levels in the cleanroom and by reducing costs associated with the gowning of operating personnel.

  Last, the Asyst-SMIF System enhances facility flexibility. Semiconductor manufacturers are able to more effectively respond to changing product and process requirements as equipment can be added or modified with much less disruption of ongoing production processing in other minienvironments within the cleanroom. This mitigates the need to shut down the entire facility in order to add or rearrange equipment.

  The Company offers a range of products to address the varying requirements of its customers for minienvironments and manufacturing control systems. The Company's current Asyst-SMIF System, SMART-Traveler System and Asyst Software products are as follows:

 Asyst-SMIF System Products

  The Asyst-SMIF System consists of three main components: (i) the SMIF-Pod(TM), used for storage and transport of wafer cassettes; (ii) the SMIF-Enclosure(TM), which provides an ultra clean minienvironment via a custom chamber built around the processing equipment; and (iii) the SMIF-I/O(TM) ("input/output") products including Arms, Indexers, LPI/LPT and related products, which transfer the cassette from the SMIF-Pod into the process tool and/or SMIF-Enclosure. In addition to its standard SMIF-System products, the Company also offers its advanced SMIF-E System, which provides the capability to store, transport and transfer the product in an inert gas. The Company has developed a library of Asyst-SMIF System configurations to cover nearly 500 different models of processing equipment. To date, the Company has installed over 8,000 Asyst-SMIF I/O's and supplied over 90,000 SMIF-Pods to its customers. A fully-equipped semiconductor manufacturing facility with an output of 20,000 wafers per month would typically include approximately 2,000 SMIF-Pods, 300 SMIF-I/O and 200 SMIF-Enclosures, with an aggregate price to the customer of between $5 million and $10 million.

  .SMIF-Pod

  The Asyst SMIF-Pod(TM) is a sealed polycarbonate container for products, typically cassettes of wafers, which provides contamination control (Class 1 or better) during transport and storage. A WaferLock(TM) protects the wafers against movement or vibration during transport. A replaceable InnerShield protects the wafer by maintaining an ultra-pure environment around the product. The SMIF-Pod components are constructed from materials chosen specifically for their low particulate generation and low organic outgassing. The Company's SMIF-Pod family currently includes SMIF-Pods for 125mm, 150mm, 200mm and 300mm wafers, reticles (single and multiple), flat panel displays and rigid disks. SMIF-Pods are typically priced between $200 and $400, depending upon the model.

  .SMIF-Enclosure

  The SMIF-Enclosure is a specially constructed chamber that surrounds a particular piece of process equipment in the wafer fabrication facility. Options include a dedicated fan filter unit for air handling as well as a temperature and humidity control system. In new facilities, SMIF-Enclosures are generally suspended from the cleanroom ceiling with clean air supplied through the filters in the ceiling of the cleanroom. For older facilities, the SMIF-Enclosures are typically floor supported and include dedicated air handling units. SMIF-Enclosures are typically priced between $3,000 and $100,000, depending on the level of complexity. The Company has also provided enclosures for non-SMIF semiconductor and hard disk drive applications.

  .SMIF-I/O

  The SMIF-I/O is a fully automated robotic transfer system designed to remove a cassette from a SMIF-Pod and load it into the processing equipment without exposing the cassette to ambient facility air. The SMIF-I/O is available for the processing of 100mm, 125mm, 150mm and 200mm wafers. In addition, the Company offers an advanced version of the SMIF-I/O, the LPT/LPI, which extends SMIF-based particle control and automation capabilities to loadlock production equipment with recessed process chambers, such as chemical vapor deposition and ion implant equipment. SMIF-I/O are typically priced between $22,000 and $55,000, depending on the model.

  Another part of the SMIF-I/O group of products is the SMIF-Indexer INX-2200(TM), an OEM product which enables process equipment manufacturers to integrate SMIF-Pod-based cassette loading and unloading into their semiconductor processing equipment. The SMIF-Indexer integrates a SMIF port with an indexer function; it enables process equipment with Z-axis picking mechanisms to load and unload wafers with random access capability. With its laser-based wafer detector features, improperly seated wafers within a cassette are automatically reseated before cassettes are loaded into the SMIF-Pod. The SMIF-Indexer also has built in SMART-Traveler and SMIF-E capability. The Company also has developed a new Indexer for flat panel displays. The SMIF-Indexer prices range between $8,000 and $19,000, depending on the model.

  .SMIF-E(TM)

  The Asyst SMIF-E System is an advanced inert gas encapsulation version of the Asyst-SMIF System. The standard SMIF-Pod is inter-changeable in conventional (clean-air) SMIF and SMIF-E applications. The SMIF-Arm and SMIF-Indexer family of products are modified with a patented gas injection and control system capability to enable SMIF-E functionality at specific locations as needed. The SMIF-Enclosure may also be modified with inert gas recirculating, monitoring and control capability to enable SMIF-E functionality within specific processing equipment enclosures. SMIF-E capability can add between $15,000 to $50,000 to SMIF-I/O and SMIF-Enclosure selling prices, depending on features.

 SMART-Traveler(TM) System

  In conventional cleanrooms, semiconductor manufacturers typically track batches of wafers by attaching lot-cards, bar-code tags or paper travelers to a wafer carrier, such as a SMIF-Pod or lot box. The Asyst SMART-Traveler System is designed to provide automated manufacturing floor control of wafers by replacing the paper travelers and bar code systems with an intelligent electronic memory device called a SMART-Tag(TM).

  The Asyst SMART-Traveler System allows semiconductor manufacturers to reduce manufacturing errors by significantly decreasing the opportunities for operator-associated misprocessing during the production process. Conventional paper traveler and bar-code based systems rely on operator interpretation and input and thus are prone to human error. Reliance on operator control is substantially reduced by the SMART-Traveler System, thereby improving factory yields.

  The SMART-Traveler System also improves manufacturing efficiency by providing real-time information to the operator on the manufacturing floor about the disposition and destination of the wafers inside each SMIF-Pod. Unlike paper travelers or bar-code based systems, operators are not required to manually enter or obtain process information from computer terminals prior to loading the process equipment. Operator efficiency is improved because the SMART-Traveler System automatically verifies that the SMIF-Pod is at the correct processing location. Efficiency is improved in managing the wafers in SMIF-Pods that are in SMART-Storage since the SMART-Traveler System automatically keeps track of the location of each SMIF-Pod.

  The Company's SMART-Traveler System consists of three main components: (i) the SMART-Tag, used for storing, displaying and communicating wafer cassette level information; (ii) MicroStation Controller (MSC), used for controlling and communicating the disposition of the wafer cassette at processing equipment stations; and (iii) SMART-Storage, used for managing wafers in SMIF-Pods while in storage. In addition, the Company provides software to communicate from the SMART-Traveler System to the factory-wide host system and to individual pieces of processing equipment.

  .SMART-Tag

  SMART-Tag is an electronic device with an infra-red communications link that attaches to a SMIF-Pod or other container. The SMART-Tag's memory file structure accepts a variety of information such as wafer cassette identification, process sequence and history, wafer identification maps and other manufacturing data. SMART-Tags are priced at approximately $300 to $400 depending on quantity and features.

  Attached directly to a SMIF-Pod or lot box, the SMART-Tag carries information relevant to the wafers inside the carrier, including wafer identification, lot identification, process specifications and next process step information. The information included in the SMART-Tag's memory is automatically verified to each specific process equipment to the factory host computer system to ensure the lot is at the right process tool with the correct recipe. After each process step the SMART-Tag is automatically updated with the next process step.

  The LCD display on the SMART-Tag provides operators with specific instructions regarding process step and equipment destination for the particular wafers inside that wafer carrier. Upon placement of the SMIF-Pod wafer carrier onto a SMIF-I/O, the SMART-Tag communicates with the MicroStation Controller (MSC) through an infra-red probe embedded in each SMIF-I/O.

  .MicroStation Controller

  The MSC is an embedded single board computer and associated software that is attached to a SMIF interface. Two specific products with different software programs, MicroStation Controller ("MSC") and Link Manager, may be utilized based on application requirements. MSC enables the SMART-Traveler System to communicate with and control the SMIF-I/O as well as, in some instances, the processing equipment. The Link Manager enables the SMART-Traveler System to communicate with the host system network. Each provides communication and control by validating the status of the SMIF-Pods arriving and leaving the processing equipment. Depending on the configuration and the quantity, the MSC is priced at approximately $3,500 to $5,000.

  The MSC communicates with the factory host computer system to verify that the wafers are at the correct process equipment. The combination of the SMIF-I/O and the SMART-Tag provides a lock and key allowing the process step to begin only if the wafers are at the correct processing location.

  .SMART-Storage(TM)

  SMART-Storage is an interactive system built around a personal computer and a network of controllers and communication probes that provides work-in-process control and management of SMIF-Pods in storage racks or automated stockers. It monitors the physical storage locations of production cassettes and obtains information from SMART-Tags to create a real-time database. Each storage area computer links up to 256 rack-mounted storage trays, which store work-in-process between process steps and communicates via infra-red to the SMART-Storage computer. SMART-Storage is priced at approximately $70,000 to $90,000 per system depending on quantity.

  The management of SMIF-Pods in storage occurs through a system that involves nesting areas called Storage-Trays. Storage-Trays have infra-red sensors and are connected to a Storage-Controller and personal computer running software that communicates with the host system and with the SMART-Tag's attached to each SMIF-Pod.

  The Company has interfaced the SMART-Traveler System to several host systems, including systems marketed by PROMIS Systems Corporation, Consilium and IBM's proprietary host Factory Control Systems. To date, the Company has sold over 22,000 SMART-Tags. A typical SMART-Traveler System for a 20,000 square foot semiconductor manufacturing facility has an aggregate price ranging from $2 million to $3 million.

 Asyst Software

  ASI's equipment integration software provides material control throughout the fab. In addition to automating the processing of each lot during the manufacturing cycle, the customizable software links directly to the fab's host system - thereby providing users with the ability to pre-schedule material movement to specific process equipment. ASI's DataView(TM) software collects data in real-time from semiconductor equipment and displays the collected data on trend plots and Statistical Process Control (SPC) charts, based on user-defined configurations. DataView stores the data in a relational database for historical analysis.

CUSTOMERS

  The Company's customers primarily are semiconductor manufacturers who are either upgrading existing manufacturing facilities or constructing new manufacturing facilities. The Company considers repeat business to be important to its success and strives to maintain close relationships with its customers. In addition to generating revenue for the Company through their repeat purchases, these customers can serve as reference accounts for potential new customers. For example, since completion of the first installation of the Company's Asyst-SMIF Systems by IBM in 1989, the Company has installed Asyst-SMIF Systems at three additional IBM semiconductor manufacturing facilities, with two of these facilities also implementing SMART-Traveler Systems. Similarly, the Company began the first installation of its Asyst-SMIF products at a manufacturing facility owned by Symbios Logic, Inc. in 1989 and has shipped products for a second installation manufacturing facility specifically designed for minienvironment systems. The Company is presently shipping products for a third installation at Symbios Logic. The Company has also received follow-up orders from Taiwan Semiconductor Manufacturing Co. Ltd., Cypress, Philips and Chartered Semiconductor.

  As major customer projects are completed, the Company's business from such customers will decline substantially unless these customers undertake additional projects incorporating the Company's products. For example, sales of the Company's products to IBM, which accounted for approximately 48 percent and 44 percent of the Company's net sales during fiscal 1992 and 1993, respectively, declined to approximately 3 percent, 5 percent, and 11 percent of the Company's net sales during fiscal 1994, 1995 and 1996, respectively. During fiscal year 1996 and 1997 the Company's sales to Taiwan Semiconductor Manufacturing Co. Ltd., accounted for approximately 21 percent and 14 percent, respectively, of the Company's net sales. If additional projects are not initiated by existing customers, the performance of the Company will depend on securing business from new customers. While the Company attempts to pursue new customers, there can be no assurance that the Company will be successful in its sales and marketing efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

  The Company's ten largest U.S. and international customers based on cumulative sales during fiscal 1995, 1996 and 1997 were the following companies:

Chartered Semiconductor Co. Pte. Ltd.     Taiwan Semiconductor Manufacturing Co. Ltd.
Cypress Semiconductor Corporation         Lam Research Corporation
IBM Corporation                           Tokyo Electron Ltd.
Integrated Devices Technology, Inc.       Thermco Systems
Submicron Technology Public Co.           Winbond

  Although the companies listed above represent Asyst's largest customers during the periods, and have all purchased products from the Company during the past twelve months, there can be no assurance that such companies will make significant purchases of the Company's products in the future. See "Risk Factors Customer Concentration," "-- Acceptance of Minienvironment Technology by Customers," and "-- Dependence on Semiconductor Industry" and Note 2 of "Notes to Consolidated Financial Statements."

SALES AND MARKETING

  The Company sells its products principally through its direct sales force to end users in the United States and other parts of the world, except Japan. The Company markets its products in Japan through its distributor relationship with Tokyo Electron Ltd. The Company's sales organization is based in Fremont, California, and domestic field sales personnel are stationed in Pennsylvania, Arizona and Texas.

  International sales, which consist principally of export sales from the U.S., have accounted for approximately 59 percent, 47 percent and 56 percent of total sales for fiscal 1995, 1996 and 1997, respectively. The European market is supported through an office in the vicinity of Paris, France. The Asia/Pacific Region, with the exception of Japan, is supported through sales and service offices in Hsin-Chu, Taiwan, Singapore, Bangkok, Thailand and Inchun, Korea. (See Note 7 of "Notes to Consolidated Financial Statements" for a summary of international revenue by geographic area.) The Company's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. The Company's international sales, however, are subject to certain other risks common to many technology export activities, such as the imposition of governmental controls, the need to comply with a variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, the greater difficulty in administering business overseas and general economic conditions. See "Risk Factors -- Risks of International Operations."

  The sales cycle for a significant purchase of the Company's products is typically six to twelve months or longer and generally follows a lengthy evaluation, budgeting and approval process. An important element of the sales cycle consists of persuading potential customers that Asyst's solutions are superior, cost-effective and flexible approaches to their needs, and the Company's marketing effort includes extensive participation by Asyst's senior management. The sales cycle begins with generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer's needs, a presentation to the customer, an equipment and airborne particulate contamination audit, a detailed economic and return on investment analysis, a further presentation to the customer, sign-off activities and contract finalization. During the sales cycle, the Company offers a performance audit on customer-selected pieces of processing equipment and limited installations of SMIF products to demonstrate the benefits of Asyst's solution. The Company's standard selling term is net 30-days. Sales under Letters of Credit are often required for new international customers. Prepayments are sometimes required on orders that involve significant engineering. Large system orders typically provide for a portion of the contract price to be paid upon system acceptance. The standard warranty period for the Company's products ranges between one and five years, depending on product and time of shipment. Warranty costs and product returns incurred over the last three fiscal years have not been material.

  An important part of the Company's marketing strategy has been the participation by the Company in key industry organizations such as SEMI SEMATECH and SEMI and attendance at events coordinated by SIA. The Company believes that such participation serves to promote the acceptance of the Company's SMIF minienvironment approach in the semiconductor industry. In addition, the Company actively participates in industry trade shows and conferences and has sponsored seminars with technology and business experts from the semiconductor industry. Company officers speak and make presentations at these and related events during the year.

SYSTEMS INTEGRATION

  After a sales contract for the Company's system products is finalized, Asyst's Systems Integration organization is responsible for the engineering, procurement and manufacturing of SMIF-Enclosures and interfaces necessary to integrate SMIF-Arms and SMIF-Pods with the processing equipment. The organization provides system integration, installation, qualification of the Asyst-SMIF System and other services associated with the facility-wide integration of the minienvironment and Asyst-SMIF System.

  The Systems Integration organization is focused on understanding the customer's manufacturing methodology and actual production applications and developing customer-specific solutions. For retrofitting and upgrading existing facilities with the minienvironment and SMIF solution, the Systems Integration organization works with the customer's facilities and manufacturing personnel to develop programs, schedules and solutions to minimize disruption during the installation of the Company's products into the customer's facility. In the case of new facility design, the Systems Integration organization works with the customer's facility planners and operations personnel as well as with cleanroom designers, architects and engineers.

  In the case of OEM integration, the Systems Integration organization designs and integrates the SMIF components directly into the processing equipment. The OEM integration team works very closely with the OEM (equipment suppliers) to understand the process equipment and the processing requirements and provides an optimized solution including training, service, and post support.

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts are focused on enhancing its existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. The Company's research and development expenditures were approximately $3.5 million, $6.9 million and $8.6 million during fiscal 1995, 1996 and 1997, respectively.

  The Company's research and development employees are involved in mechanical and electronic engineering, software development, microcontamination control and product documentation and support. The Company's research and development facilities include a prototyping lab and a cleanroom used for product research, development and demonstration.

  Recent development efforts by the Company have focused on the direct integration of Asyst-SMIF System and SMART-Traveler System products with semiconductor process equipment, the expansion of the Company's SMIF-Indexer products to suit applications for multiple wafer diameters and self-contained environmental control, the extension of the SMART-Traveler System to provide direct equipment communication and control, various enhancements of the Company's SMIF-E products and the development of a logistical wafer management system. The Company has also developed a new line of Indexer and Pod products for flat panel displays. At ASI, the Company's product development efforts are focused on integrating peripheral devices on manufacturing equipment in a Windows-NT(TM) format. Semiconductor equipment and processes are subject to rapid technological change. The development of more complex integrated circuits has driven the need for new facilities, equipment and processes to produce such devices at acceptable cost and yield. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products to meet customer needs and to develop and introduce new products which maintain technological leadership. There can be no assurance that the Company's product development efforts will be successful or that the Company will be able to respond effectively to technological change. See "Risk Factors -- Dependence on New Products and Technologies."

MANUFACTURING

  The Company's manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished products. Once completed, the Company performs a final test of all electronic and electromechanical sub-assemblies and cycles the product before shipment. Much of the cleaning, assembly and packaging of the Company's SMIF-Pods is conducted in cleanroom environments where manufacturing personnel are clothed in cleanroom gowns to reduce particulate contamination.

  The Company currently maintains manufacturing facilities for its Asyst-SMIF System and SMART-Traveler System products in Fremont, California and for its software engineering services for ASI in San Jose, California. The Company fabricates its custom SMIF-Enclosures at both the Fremont facility and, in the case of large system orders, near customer sites, where the Company will lease temporary space for the conduct of enclosure manufacturing by its personnel.

  While the Company uses standard components whenever possible, most mechanical parts, metal fabrications and castings are made to the Company's specifications. The Company procures certain of the components and sub-assemblies included in its products from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. To date, the Company has been able to obtain adequate supplies of such components in a timely manner. However, disruption or termination of certain of these sources could have a temporary adverse effect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products if necessary. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships. See "Risk Factors -- Dependence on Key Suppliers."

QUALITY IMPROVEMENT PROCESS

  The Quality Service Organization ensures that the products and systems developed and manufactured by Asyst Technologies meets and/or exceeds customer satisfaction and established standards. This is accomplished through the Quality Improvement Process (QIP), Reliability and Safety Engineering activities, Quality Reporting, ISO 9001 Project, and process inspection activities. The QIP fosters an atmosphere that promotes improvement activities and empowers the employees of Asyst Technologies. Design validation is ensured through the execution of Reliability and Safety Engineering activities. Quality Engineering provides guidance to technical staff and management on key opportunities which would benefit from continuous improvements. Statistical data and reports are used to drive these activities. Through the ISO 9001 Project, audits against documented systems are conducted and fed back for corrective actions. Inspection for incoming and outgoing quality is conducted to ensure that quality requirements are met.

COMPETITION

  The Company currently has direct competition in all of its businesses (minienvironments, Asyst-SMIF systems, SMART-Traveler system products and software engineering). Most competitors remain dedicated to one of these businesses, enabling a focused engineering, manufacturing, and marketing effort. To the Company's knowledge, its primary source of competition from these competitors remains alternative approaches to solving the contamination and manufacturing control problems of the semiconductor manufacturing industry. The Company's ability to provide the total manufacturing automation and wafer isolation solution provides a significant competitive advantage with respect to these competitors, but there can be no assurance that the competition's product offerings will not expand or that new competitors will not enter the Company's market.

  Significant direct competition currently exists from Jenoptik-Infab, Inc. ("Infab"), a joint venture directed at total semiconductor fab automation and wafer isolation. Jenoptik's product offerings include 150mm, 200mm and 300mm SMIF systems, manufacturing control systems, and minienvironments. While Jenoptik's automation solution has been adopted on a limited basis within the Company's market, Jenoptik's marketing efforts continue to present a significant challenge for the Company, primarily due to the extensive engineering, manufacturing and marketing capabilities and potentially greater financial resources than those available to the Company.

  The Company believes that the principal competitive factors in its market are the technical capabilities and characteristics of systems and products offered, technological experience and "know-how," product breadth, proven product performance, quality and reliability, ease of use, flexibility and the effectiveness of marketing and sales. The Company currently believes that it competes favorably with respect to the foregoing factors, although there can be no assurance that it will be able to do so in the future. See "Risk
Factors -- Competition."

PROPRIETARY RIGHTS

  The Company pursues primarily patent, trade secret and copyright protection for its minienvironment and Asyst-SMIF system technology and its SMART-Traveler products technology. The Company currently holds thirty-two patents in the United States, has ten patent applications in process in the United States and intends to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology.


  While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Infab, a joint venture comprised of Jenoptik, Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak"), Emtrak and Empak alleging infringement of two patents related to the Company's SMART Traveler System. See "Item 3 -- Legal Proceedings".

  The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. Also, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States.

  There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Further commercialization of the Company's products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's financial condition and results of operations.

BACKLOG

  The Company's backlog at March 31, 1997 was approximately $43.9 million, compared with approximately $68.6 million at March 31, 1996. During 1997, the Company's orders moved to more of a turns business (orders placed to be shipped during the next two to three months) as customers delayed orders until they were ready to take delivery, apparently because of uncertainty in the near term capacity situation of the semiconductor industry. By the end of the year the backlog was pushing out beyond the current quarter which is more consistent with its past experience. Fifty seven percent (57%) or $25 million of the Company's backlog at March 31, 1997 was comprised of orders from five customers, Chartered Semiconductor Co. Pte. Ltd., Macronix International, Ltd., Holtek Microelectronics, Inc., Submicron Technology Public Co. and Taiwan Semiconductor Manufacturing Company, Ltd. Asyst includes in its backlog only orders for which a customer's purchase order has been received and a delivery date within 12 months has been specified. Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings.

  Additionally, the Company expects to receive follow-on orders from several of its current customers as these customers increase the production capacity of their fabs by purchasing additional wafer processing tools.

  Although the Company believes that the backlog reflects continued acceptance of minienvironment technology by its customers, there can be no assurance that the Company will be successful in obtaining broader acceptance of its products and technology. See "Risk Factors -- Acceptance of Minienvironment Technology by Customers." In addition, the Company's higher level of orders places substantial demands on the Company's management and manufacturing resources. Failure to manage the Company's growth could have a material adverse effect on the Company. See "Risk Factors -- Management of Growth."

EMPLOYEES

  As of March 31, 1997, the Company employed 505 persons on a regular full-time basis, including 48 in research and development, 203 in manufacturing operations, 62 in system integration, 96 in sales and marketing, which includes customer service, 49 in finance and administrative activities, and 47 in our international operations. Many of the Company's employees have specialized skills of value to the Company and the Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. Asyst considers its employee relations to be good. See "Risk Factors -- Retention and Recruitment of Key Personnel."

RISK FACTORS

  .Variability of Quarterly Operating Results

  The Company's revenues and operating results can fluctuate substantially from quarter to quarter depending on such factors as the timing of significant customer orders, the timing of product shipments, variations in the mix of products sold, new product introductions by the Company, changes in customer buying patterns, fluctuations in the semiconductor equipment market, availability of key components and general trends in the economy. The procurement process of the Company's customers is typically six to twelve months or longer from initial inquiry to order and may involve competing capital budget considerations, thus making the timing of customer orders uneven and difficult to predict. Any delay or failure to receive anticipated orders could adversely affect the Company's financial performance. A significant portion of the Company's net sales in any quarter is typically derived from a small number of long-term, multimillion dollar customer projects involving an upgrade of an existing facility, the construction of a new facility or the shipping of a single or multiple automation solution(s) of up to several million dollars in revenue recognition. The Company typically cannot ship its products until the facility and/or the process tools housed in the facility are ready, and thus faces uncertainty in the scheduling of shipments due to many factors beyond its control. Customers generally may cancel or reschedule shipments with limited or no penalty. In addition, due to production cycles and customer requirements, the Company often ships significant quantities of products in the last month of the quarter. This factor increases the risk of unplanned fluctuations in net sales since management has limited opportunity to take corrective actions should a customer reschedule a shipment or otherwise delay an order during the last month of the quarter. Moreover, a shortfall in planned net sales in a quarter as a result of these factors could have a material adverse effect on the Company's operating results for the quarter. Given these factors, the Company expects that quarter to quarter performance will fluctuate for the foreseeable future and consequently that quarter to quarter comparisons will not be meaningful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  .Acceptance of Minienvironment Technology by Customers

  Since 1995, substantially all of the Company's revenues have been from sales of minienvironment systems and related products to a small number of semiconductor manufacturers, and the Company expects that sales of such systems will continue to account for a majority of revenues for the foreseeable future. Given that the use of minienvironment systems represents an alternative to the conventional cleanroom approach utilized by semiconductor manufacturers, the Company believes that its growth prospects depend in large part upon its ability to gain acceptance by a broader group of customers of the efficacy of the Company's minienvironment technology. Because of the large capital commitment involved in the construction and operation of a semiconductor manufacturing facility, the decision by a semiconductor manufacturer to make a large-scale deployment of the Company's products involves significant organizational, technological and financial commitments by the semiconductor manufacturer to what is currently an unconventional approach to providing for cleanliness. While the Company actively promotes the acceptance of minienvironment technology and has as customers several semiconductor manufacturers that can serve as influential reference accounts, there can be no assurance that the Company will be successful in obtaining broader acceptance of its products and technology. See "Business --
 Customers."

  .Customer Concentration

  A significant portion of the Company's net sales is derived from a small number of customers. Sales of the Company's products to Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") accounted for approximately 32 percent, 21 percent and 14 percent of the Company's net sales during fiscal 1995, 1996 and 1997, respectively. Fifty seven percent or $25 million of the Company's backlog at March 31, 1997 was comprised of orders from five customers, Chartered Semiconductor Co. Pte. Ltd., Macronix International, Ltd., Holtek Microelectronics, Inc., Submicron Technology Public Co. and Taiwan Semiconductor Manufacturing Co. Ltd. The Company's projects are typically completed within a six to eighteen month period from when the customer's purchase order is initially received. As these projects are completed, business from these customers will decline substantially unless they undertake additional projects incorporating the Company's products. For example, sales of the Company's products to International Business Machines Corporation ("IBM"), which accounted for approximately 44 percent of the Company's net sales during fiscal 1993, declined to approximately 3 percent of the Company's net sales during fiscal 1994 and 5 percent of the Company's net sales during fiscal 1995. Although the Company has received new orders from existing customers, including TSMC, Chartered and many other existing customers during the year ended March 31, 1997, if additional projects are not initiated by existing customers, the performance of the Company will depend on securing business from new customers. While the Company is pursuing a number of new customer opportunities, there can be no assurance that the Company will be successful in its sales and marketing efforts, and any significant weakening in customer demand would have a material adverse effect on the Company. See "Business --Customers" and "Business -- Backlog."

  .Dependence on Semiconductor Industry

  The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is cyclical and has historically experienced periodic downturns. These downturns are difficult to predict and have often had a severe adverse effect on the semiconductor industry's demand for semiconductor processing equipment. The Company believes that its future performance will be adversely affected from time to time by such industry downturns. See "Business -- Customers."

  .Retention and Recruitment of Key Personnel

  The Company's success depends to a significant extent upon a small number of senior management and technical personnel. The loss of the services of one or more of these key persons could have a material adverse effect on the Company. The Company's future success will depend in large part upon its ability to recruit and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand. A failure to retain, acquire and/or adequately train such persons could have a material adverse impact on the Company. See "Business -- Employees."

  .Management of Growth and Personnel Changes

  The Company has recently experienced extremely rapid growth in the number of its employees and the geographic area of its operations. The growth of the Company's business and the expansion of the Company's customer base have placed a significant strain on the Company's management, operations and financial systems. The Company's future operating results will be dependent in part on its ability to continue to implement and improve its operating and financial controls and management information systems and to expand, train and manage its management and employee base. Failure to manage the Company's growth effectively could have a material adverse effect on the Company. See "Management Discussion and Analysis and Results of Operations."

  .Competition

  The Company currently has direct competition with respect to its Asyst-SMIF System and SMART-Traveler System products, with its principal competition coming from conventional approaches to solving the contamination and manufacturing control problems of the semiconductor manufacturing industry. See "-- Acceptance of Minienvironment Technology by Customers." The semiconductor equipment industry, however, is highly competitive in general, and there can be no assurance that one or more potential competitors will not enter the Company's market. During the past several years, several companies, including Jenoptik have begun offering one or more products that compete with the minienvironment products of the Company. Jenoptik also acquired Meissner & Wurst, GmbH ("M&W"), a former shareholder of the Company. Jenoptik continues to be an effective competitor. As a result of new competition in the minienvironment systems marketplace, the Company may encounter competition which could have a negative effect on the Company's operating results. The Company faces potential competition from a number of companies, including semiconductor equipment and cleanroom construction companies, some of which may have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than those available to the Company. There can be no assurance that the Company will be able to compete successfully in the future. ASI has several competitors in the software integration business and is in a business that does not present significant capital barriers to new entrants. See "Business -- Competition."

  .Dependence on New Products and Technologies

  Semiconductor equipment and processes are subject to rapid technological change. The development of more complex integrated circuits has driven the need for new facilities, equipment and processes to produce such devices at acceptable cost and yield. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products to meet customer needs and to develop and introduce new products which maintain technological leadership. There can be no assurance that the Company's product development efforts will be successful or that the Company will be able to respond effectively to technological change. See "Business --
 Background" and "Business -- Research and Development."

  .Dependence on Key Suppliers

  Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. Although to date the Company has experienced only minimal delays in receiving goods from its key suppliers, disruption or termination of these sources could have a temporary adverse effect on the Company's operations. The Company believes that in time alternative sources could ordinarily be obtained and qualified to supply these products, but a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships. See "Business -- Manufacturing."

  .Patents and Proprietary Rights

  The Company relies on a combination of patent, trade secret and copyright protection to establish and protect its intellectual property. While the Company intends to protect its patent rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others.

  There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's financial condition and results of operations. The Company is engaged in litigation in which it has alleged violation of patents relating to its SMART traveler system. See "Business -- Proprietary Rights" and "Legal Proceeding."

  .Risks of International Operations

  Approximately 59 percent, 47 percent and 56 percent of the Company's net sales for the years ended March 31, 1995, 1996 and 1997, respectively, were attributable to sales outside the United States, primarily in Taiwan, Japan, Europe and Singapore, and the Company expects that international sales will continue to represent a significant portion of its total revenues. Sales to customers outside the United States are subject to risks, including exposure to currency fluctuations, the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. As of March 31, 1997 and 1996, approximately 71 percent and 41 percent of accounts receivable were due from international customers located primarily in Taiwan, Thailand, Singapore and Japan. Of the 71 percent, approximately 17 percent of total accounts receivable as of March 31, 1997 was due from one customer in Thailand which the Company does not anticipate will be collected until after the first quarter of fiscal year 1998. Receivable collection and credit evaluation in new geographies and countries challenge the Company's ability to avert such risks. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. Although to date the Company's results of operations have not been adversely affected by currency exchange rate fluctuations because the Company has invoiced substantially all of its international sales in United States dollars, there can be no assurance that the Company's results of operations will not be adversely affected by currency fluctuations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2 -- PROPERTIES

  The Company's headquarters and principal manufacturing and research and development activities are located in Fremont, California in two leased facilities, one of approximately 91,275 square feet and the other approximately 35,360 square feet. The Company also leases a sales office in Arizona and maintains small regional manufacturing facilities in Colorado and Vermont. Overseas, the Company has sales and service support offices in leased facilities in the metropolitan area of Paris, France, Hsin-Chu, Taiwan and Singapore. Asyst Automation, Inc., a subsidiary which is being liquidated, leases 37,000 square feet in Wilmington, Massachusetts. This lease will terminate in the third quarter of fiscal year 1998.

ITEM 3 -- LEGAL PROCEEDINGS

  In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), a joint venture comprised of Jenoptik, Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak"), Emtrak and Empak alleging infringement of two patents related to the Company's SMART --
 Traveler System. The Company has amended its Complaint to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaints seek damages and injunctive relief against further infringement. All defendants have counter-sued, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab and Emtrak have also alleged that the Company has violated federal antitrust laws. The Company has denied these allegations. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Since September 22, 1993, Asyst's Common Stock, no par value, has been traded on the Nasdaq National Market ("Nasdaq") under the symbol ASYT. The following table sets forth the range of high and low sales prices for Asyst Common Stock on Nasdaq for the periods indicated.

                                                                   HIGH   LOW
                                                                  ------ ------
       April 1 - June 30, 1995................................... $45.25 $28.75
       July 1 - September 30, 1995............................... $53.50 $36.75
       October 1 - December 31, 1995............................. $52.75 $33.00
       January 1 - March 31, 1996................................ $35.75 $19.75
       April 1 - June 30, 1996................................... $38.50 $15.00
       July 1 - September 30, 1996............................... $22.50 $15.00
       October 1 - December 31, 1996............................. $24.00 $15.00
       January 1 - March 31, 1997................................ $30.50 $16.75

  There were approximately 224 record holders of the Company's Common Stock as of March 31, 1997. Asyst has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6 -- SELECTED FINANCIAL DATA

  The following table reflects selected summary financial data restated in fiscal years 1995 and 1996 for the affects of the closure of Asyst Automation,
Inc.:

                                               YEAR ENDED MARCH 31,
                                     -----------------------------------------
                                      1993     1994    1995    1996     1997
                                     -------  ------- ------- ------- --------
Consolidated Statements of
 Operations Data:
 Net sales.......................... $18,837  $22,498 $34,932 $97,549 $137,520
 Gross margin.......................  11,076   12,977  17,322  40,903   56,788
 In process research and development
  of acquired business..............     --       --      --      --     1,335
 Operating income...................   1,598    2,753   4,691  11,310   17,910
 Income from continuing operations..   1,495    2,424   3,810   7,643   11,408
 Net income (loss)..................   1,495    2,424   1,240   5,240   (3,257)
 Net income per share from
  continuing operations............. $  0.60  $  0.75 $  0.94 $  1.45 $   2.17
 Net income (loss) per share........ $  0.60  $  0.75 $  0.31 $  0.99 $  (0.62)
 Weighted average common and
  equivalent shares.................   2,502    3,215   4,039   5,268    5,256
Consolidated Balance Sheet Data:
 Working capital.................... $ 7,334  $17,908 $50,845 $53,572 $ 52,189
 Total assets.......................  12,586   24,588  71,965  90,502   94,079
 Long-term obligations, net of
  current portion...................       9      --      --      --       --
 Redeemable convertible preferred
  stock.............................  16,372      --      --      --       --
 Shareholders' equity (deficit)..... $(7,363) $20,821 $57,226 $64,090 $ 65,004

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is the leading supplier of minienvironment systems and automation systems utilized primarily in cleanrooms for semiconductor manufacturing. The Company's sales are tied to capital expenditures at wafer fabrication facilities. The majority of the Company's revenues in any single quarter is typically derived from relatively few customers, and the Company's revenues will therefore fluctuate based on a number of factors, including the timing of significant customer orders, variations in the mix of products sold and changes in customer buying patterns. In addition, due to production cycles and customer requirements, the Company often ships significant quantities of products in the last month of the quarter. This factor increases the risk of unplanned fluctuations in net sales since management has limited opportunity to take corrective actions should a customer reschedule a shipment or otherwise delay an order during the last month of the quarter.

  The following table sets forth the percentage of net sales represented by certain consolidated statements of operations data for the periods indicated:

                                                           FISCAL YEAR ENDED
                                                               MARCH 31,
                                                           -------------------
                                                           1995   1996   1997
                                                           -----  -----  -----
   Net sales.............................................  100.0% 100.0% 100.0%
   Cost of sales.........................................   50.4   58.1   58.7
                                                           -----  -----  -----
   Gross margin..........................................   49.6   41.9   41.3
                                                           -----  -----  -----
   Operating expenses:
    Research and development.............................   10.1    7.1    6.3
    Selling, general and administrative..................   26.0   23.3   21.0
    In-process research and development of acquired
     business............................................    --     --     1.0
                                                           -----  -----  -----
   Total operating expenses..............................   36.1   30.4   28.3
                                                           -----  -----  -----
    Operating income.....................................   13.4   11.6   13.0
   Other income, net.....................................    0.7    0.8    0.5
                                                           -----  -----  -----
   Income before provision for income taxes..............   14.1   12.4   13.5
   Provision for income taxes............................    3.2    4.6    5.2
                                                           -----  -----  -----
   Income from continuing operations.....................   10.9    7.8    8.3
                                                           -----  -----  -----
   Loss from operations of Asyst Automation, Inc., net of
   applicable income taxes...............................   (7.4)  (2.4)  (4.5)
   Loss on closure of Asyst Automation, Inc., net of
   applicable income taxes...............................    --     --    (6.2)
                                                           -----  -----  -----
   Net income (loss).....................................    3.5%   5.4%  (2.4)%
                                                           -----  -----  -----

FISCAL YEARS ENDED MARCH 31, 1995, 1996 AND 1997

  Net sales. Net sales grew 41.0 percent over the prior fiscal year to $137.5 million in fiscal 1997. The increase is comprised mostly of increased sales of the Load Port Products (LPP) which were less than 10 percent of sales in the prior year when this product family was introduced, and grew to over 20 percent of the Company's current year's net sales. Shipments of other products, including the 200mm SMIF-Arm and Pod, wafer management systems, indexers, new enclosure designs and sales to OEMs (original equipment manufacturers) of semiconductor processing equipment increased in fiscal year 1997. Sales of Asyst-SMIF System products have accounted for the vast majority of the Company's historical net sales to date, with sales of SMART-Traveler System products and software integration services accounting for the balance of net sales. A majority of net sales attributable to Asyst-SMIF System products was derived from sales of SMIF standard products, comprised of SMIF-Pods and SMIF-I/Os, with the balance derived from sales of systems management products and services, which include SMIF-Enclosures and the related integration of standard products into a minienvironment system. Net sales increased 179.3 percent to $97.5 million from fiscal 1995 to fiscal 1996. The growth was primarily attributable to increased sales of 200mm SMIF-Arms and systems management products.

  The Company's international sales were $20.6 million, $45.4 million and $77.0 million during fiscal 1995, 1996 and 1997, respectively, representing 59 percent, 47 percent and 56 percent of net sales during these periods. The increase in international sales in fiscal 1997 is due to significant sales in the Asia/Pacific Region. The Company believes that the Asia/Pacific Region will continue to be an important market for its products based on its position in Taiwan, Singapore, Thailand and Korea, its licensing and distribution partner in Japan, and increased levels of interest from potential customers in other countries located in the Asia/Pacific region. See "Risk Factors -- Risk of International Operations."

  Gross Margin. The Company's gross margin as a percentage of net sales has declined from 49.6 percent in fiscal 1995 to 41.9 percent in fiscal 1996 and to 41.3 percent in fiscal 1997. Gross margins decreased in fiscal 1996 due to manufacturing inefficiencies associated with the substantial increase in sales year over year, and new product start up costs. The 0.6 percent gross margin erosion in fiscal year 1997 was due primarily to the product mix shift to the newer LPP product line which generates lower margins because it is still in its early stages of manufacturing evolution. Efforts continue to lower the manufacturing costs of this product line. The Company expects gross margins as a percentage of net sales to fluctuate in the future due to changes in product mix and the introduction and refinement in the manufacturing process of new products. While it is the goal of the Company to improve gross margins as a percentage of net sales in the future through reduction of manufacturing and other inefficiencies in the Company's distribution system and product cost reduction through redesign, there can be no assurance that such improved margins can be realized through such efforts or that margins may not be negatively affected by other factors such as pricing pressures from new or existing competitors.

  Research and development. Research and development expenses were $3.6 million, $6.9 million and $8.6 million during fiscal 1995, 1996 and 1997, respectively, representing 10.1 percent, 7.1 percent and 6.3 percent of net sales during these periods. The decrease as a percent of sales is both as a result of the rapid rate of growth in sales and to a lesser extent efforts to hold back on spending in research and development during a period of uncertainty in our customers business climate. Research and development expenses primarily consist of salaries, project materials and other expenses related to the Company's ongoing product development efforts. The Company capitalizes certain legal costs related to its patents. The Company, to date, has not capitalized costs associated with software or other development efforts because such costs incurred to date that are eligible for capitalization have not been material. The Company expects that its research and development activities and their related expenses, measured in both absolute dollars and as a percent of sales, will increase in future periods in support of the Company's commitment to enhancing current products and developing new generations of products in anticipation of the changing requirements of its customers.

  Selling, general and administrative. Selling, general and administrative expenses were $9.1 million, $22.7 million and $28.9 million, or 26.0 percent,
23.3 percent and 21.0 percent of net sales, during fiscal 1995, 1996 and 1997, respectively. Of this amount, selling and marketing expenses were $6.7 million, $8.1 million, and $10.2 million or 19.2 percent, 8.3 percent and 7.4 percent of net sales, respectively. Selling and marketing expenses decreased as a percent of sales due to growth in sales year over year. General and administrative expenses were $2.4 million, $14.6 million and $18.7 million or
6.9 percent, 15.0 percent and 13.6 percent of net sales, in fiscal 1995, 1996 and 1997, respectively. Such increases were primarily as a result of increases in personnel costs and professional fees offset by improved processes.

  In process research and development of acquired business. In November 1996, the Company completed the acquisition of Radiance Systems Inc. (RSI) which was accounted for as a purchase in the third quarter ended December 28, 1996. In connection with the purchase price allocation, the Company recorded a write-off of $1.3 million of in process research and development in the quarter ended December 28, 1996, as the acquired research and development in process had not yet reached technological feasibility and had no alternative future uses.

  Other income (expense), net. Other income (expense), net includes interest income, interest expense, foreign exchange gain and loss, which have not been material, and royalty income. The net balance in these accounts has in each of the past three fiscal years been less than 1 percent of net sales and is primarily the result of the interest income or interest expense related to the Company's net cash position.

  Provision for income taxes. In fiscal 1995, 1996 and 1997 the effective tax rate was 23 percent, 37 percent and 39 percent respectively, as the Company was able to recognize certain tax benefits such as the FSC benefit, tax credits and tax exempt income.

  Discontinued operations. In January 1997, the Company adopted a formal plan to close Asyst Automation, Inc. ("Automation") by the end of September 1997, which was accounted for in the third quarter ended December 28, 1996. The decision was based upon the recent demonstration of the subsidiary's lack of ability to profitably manufacture and sell the automation products that were acquired as part of the purchase of Proconics. Accordingly, Automation is reported as a discontinued operation. Net assets of Automation consist primarily of trade receivables, inventory and property and equipment.

SELECTED QUARTERLY FINANCIAL DATA

  The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended March 31, 1997. In the opinion of the Company's management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein. The Company's quarterly results have in the past been subject to fluctuations and, thus, the operating results for any quarter are not necessarily indicative of results for any future period. The first three quarters of Asyst's fiscal year end on a Saturday, and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this Form 10-K.

                                    FISCAL 1996                       FISCAL 1997
                          --------------------------------  -----------------------------------
                           JUN.     SEP.    DEC.    MAR.     JUN.     SEP.               MAR.
                            30,      30,     31,     31,      30,      30,    DEC. 31,    31,
                           1995     1995    1995    1996     1996     1996      1996     1997
                          -------  ------- ------- -------  -------  -------  --------  -------
Net sales...............  $16,540  $21,717 $25,032 $34,260  $33,148  $33,085  $ 36,432  $34,855
Cost of sales...........    7,648   11,785  14,177  23,036   19,006   19,461    22,396   19,869
                          -------  ------- ------- -------  -------  -------  --------  -------
 Gross margin...........    8,892    9,932  10,855  11,224   14,142   13,624    14,036   14,986
Operating Expenses:
 Research and
  development...........    1,287    1,612   1,410   2,593    2,538    1,331     2,307    2,453
 Selling, general and
  administrative........    4,495    4,366   5,399   8,431    6,144    7,291     7,215    8,264
 In process research and
  development of
  acquired business.....      --       --      --      --       --       --      1,335      --
                          -------  ------- ------- -------  -------  -------  --------  -------
  Total operating
   expenses.............    5,782    5,978   6,809  11,024    8,682    8,622    10,857   10,717
                          -------  ------- ------- -------  -------  -------  --------  -------
  Operating income......    3,110    3,954   4,046     200    5,460    5,002     3,179    4,269
Other income (expense),
 net....................      414      226     250     (68)     139      172       194      166
                          -------  ------- ------- -------  -------  -------  --------  -------
Income before provision
 for income taxes.......    3,524    4,180   4,296     132    5,599    5,174     3,373    4,435
Provision for income
 taxes..................    1,411    1,672   1,335      71    2,103    1,790     1,680    1,600
                          -------  ------- ------- -------  -------  -------  --------  -------
Income from continuing
 operations.............    2,113    2,508   2,961      61    3,496    3,384     1,693    2,835
                          -------  ------- ------- -------  -------  -------  --------  -------
Income (loss) from
 discontinued operations       (3)     145     202  (2,747)    (358)    (971)   (4,763)     --
Loss on closure of Asyst
 Automation                   --       --      --      --       --       --     (8,573)     --
                          -------  ------- ------- -------  -------  -------  --------  -------
Net income (loss).......  $ 2,110  $ 2,653 $ 3,163 $(2,686) $ 3,138  $ 2,413  $(11,643) $ 2,835
                          =======  ======= ======= =======  =======  =======  ========  =======
Net income per share
 from continuing
 operations.............  $  0.40  $  0.47 $  0.56 $  0.01  $  0.67  $  0.66  $   0.32  $  0.52
                          =======  ======= ======= =======  =======  =======  ========  =======
Net income (loss) per
 share..................  $  0.40  $  0.50 $  0.60 $ (0.54) $  0.60  $  0.47  $  (2.21) $  0.52
                          -------  ------- ------- -------  -------  -------  --------  -------
Weighted average common
 and equivalent shares..    5,267    5,294   5,300   5,002    5,196    5,166     5,260    5,403
                          -------  ------- ------- -------  -------  -------  --------  -------

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has funded its operations primarily through the private sale of equity securities, public stock offerings in fiscal year 1994 and 1995, customer pre-payments, bank borrowings and cash generated from operations. The Company recorded net proceeds of $9.2 million in its initial public offering in September 1993. In February 1995, the Company raised an additional $34.4 million in net proceeds from another public offering. As of March 31, 1997, the Company had approximately $12.0 million in cash, cash investments, and short-term investments and working capital of approximately $52.2 million. In addition, under a working capital line of credit with a bank, which expires in October 1998, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of annual earnings, working capital, tangible net worth and liquidity. Interest is at the bank's prime rate. As of March 31, 1997, there were no borrowings outstanding under this credit facility.

  Although the Company cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on the Company's net sales or results of operations.

  The Company believes that the existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and other cash requirements through at least the end of fiscal 1998.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Financial Statements and notes thereto and Financial Statement Schedules appear on pages 26-39 on this Form 10-K.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("1997 Proxy Statement").

ITEM 11 -- EXECUTIVE COMPENSATION

  The information required under this item is hereby incorporated by reference from the Company's 1997 Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is hereby incorporated by reference from the Company's 1997 Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item is hereby incorporated by reference from the Company's 1997 Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1)Index to Financial Statements

      The Financial Statements required by this item are submitted in a separate section beginning on page 26 of this report.

                                                 PAGE
                                                 ----
Report of Independent Public Accountants          26
Consolidated Balance Sheets                       27
Consolidated Statements of Operations             28
Consolidated Statements of Shareholders' Equity   29
Consolidated Statements of Cash Flows             30
Notes to Consolidated Financial Statements        31

    (2)Schedule II      Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    (3)Exhibits.

       EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
       -------  ---------------------------------------------------------------
        3.1*    Amended and Restated Articles of Incorporation of the Company.
        3.2*    Bylaws of the Company
       10.1*    Form of Indemnity Agreement entered into between the Company and its directors and officers
       10.2*+   Company's 1986 Incentive Stock Option Plan and related form of incentive stock option agreement
       10.3*+   Company's 1986 Supplemental Stock Option Plan and related form of supplemental stock option agreement
       10.4**+  Company's 1993 Stock Option Plan and related form of stock option agreement
       10.5*+   Company's 1993 Employee Stock Purchase Plan and related
                offering document
       10.6*+   Company's 1993 Non-Employee Directors' Stock Option Plan and
                related offering document
       10.7*+   Company's Fiscal 1993 and Fiscal 1994 Executive Bonus Plans
       10.8*    Manufacturing License Agreement between the Company and Tokyo
                Electron Limited, dated January 10, 1993
       10.9*    Distributor Agreement between the Company and Tokyo Electron
                Limited, dated January 10, 1993
       10.10*   Operating Agreement between the Company and M&W, dated November
                7, 1990
       10.11*   Hewlett-Packard SMIF License Agreement dated June 6, 1984
       10.12*** Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995
       10.13*** Sublease Agreement between the Company and the Kato Road
                Partners dated February 16, 1995
       10.14**+ Employment Agreement between the Company and Guy Gandenberger dated September 6, 1994

        21.1** Subsidiaries of the Company
        23.1   Consent of Arthur Andersen LLP.
        27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.)

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66184), as amended.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-88246).

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

+   Management contract or compensation plan or arrangement.

  (b) The Company filed no reports on Form 8-K during the year ended March 31, 1997.

  (c)  See Exhibits listed under Item 14 (a) (3)

  (d)  The financial Statement schedules required by this item are listed under
       Item 14 (a) (2).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Asyst Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of Asyst Technologies, Inc. (a California corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
May 16, 1997

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                MARCH 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
CURRENT ASSETS:
 Cash and cash investments................................. $ 11,021  $ 12,014
 Short-term investments....................................    1,000     2,005
 Accounts receivable, less allowances of $1,845 in 1997 and
  $4,363 in 1996...........................................   35,259    30,248
 Inventories...............................................   18,609    18,535
 Deferred tax asset........................................   11,599     5,695
 Prepaid expenses and other................................    1,027     2,251
 Net current assets of discontinued operations.............    2,749     9,236
                                                            --------  --------
   Total current assets....................................   81,264    79,984
                                                            --------  --------
PROPERTY AND EQUIPMENT:
 Leasehold improvements....................................    4,042     3,876
 Machinery and equipment...................................    3,889     2,280
 Office equipment, furniture and fixtures..................    9,166     7,686
                                                            --------  --------
                                                              17,097    13,842
 Less -- Accumulated depreciation and amortization.........   (6,734)   (4,435)
                                                            --------  --------
                                                              10,363     9,407
OTHER ASSETS, net..........................................    2,452     1,111
                                                            --------  --------
                                                            $ 94,079  $ 90,502
                                                            ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable.......................................... $ 13,392  $  9,382
 Accrued liabilities.......................................   10,205     4,897
 Customer deposits.........................................    2,968     8,938
 Income taxes payable......................................    2,510     3,195
                                                            --------  --------
   Total current liabilities...............................   29,075    26,412
                                                            --------  --------

COMMITMENTS (Note 6)


SHAREHOLDERS' EQUITY:

 Preferred Stock, no par value
  Authorized shares -- 4,000,000
  Outstanding shares  -- none...............................      --        --
 Common stock, no par value
  Authorized shares -- 20,000,000
  Outstanding shares -- 5,297,623 in 1997 and 5,011,173 in
   1996.....................................................   66,945    62,774
 Retained earnings (deficit)................................   (1,941)    1,316
                                                             --------  --------
   Total shareholders' equity...............................   65,004    64,090
                                                             --------  --------
                                                             $ 94,079  $ 90,502
                                                             ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEARS ENDED MARCH 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
NET SALES.......................................... $137,520  $97,549  $34,932
COST OF SALES......................................   80,732   56,646   17,610
                                                    --------  -------  -------
 Gross margin......................................   56,788   40,903   17,322
                                                    --------  -------  -------
OPERATING EXPENSES:
 Research and development..........................    8,629    6,902    3,538
 Selling, general and administrative...............   28,914   22,691    9,093
 In process research and development of acquired
  business.........................................    1,335      --       --
                                                    --------  -------  -------
   Total operating expenses........................   38,878   29,593   12,631
                                                    --------  -------  -------
   Operating income................................   17,910   11,310    4,691
OTHER INCOME (EXPENSE):
 Interest income...................................      810      864      321
 Interest and other expense........................     (139)     (42)     (75)
                                                    --------  -------  -------
   Income before provision for income taxes........   18,581   12,132    4,937
PROVISION FOR INCOME TAXES.........................    7,173    4,489    1,127
                                                    --------  -------  -------
INCOME FROM CONTINUING OPERATIONS..................   11,408    7,643    3,810
                                                    --------  -------  -------
DISCONTINUED OPERATIONS:
 Loss from operations of Asyst Automation, Inc.,
  net of applicable income taxes...................   (6,092)  (2,403)  (2,570)
 Loss on closure of Asyst Automation, Inc. includ-
  ing a provision of $1,095 for the operating
  losses during phase-out, net of applicable income
  taxes............................................   (8,573)     --       --
                                                    --------  -------  -------
NET INCOME (LOSS).................................. $ (3,257) $ 5,240  $ 1,240
                                                    ========  =======  =======
NET INCOME PER SHARE FROM CONTINUING OPERATIONS.... $   2.17  $  1.45  $  0.94
                                                    ========  =======  =======
NET INCOME (LOSS) PER SHARE........................ $  (0.62) $  0.99  $  0.31
                                                    ========  =======  =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES.............................................    5,256    5,268    4,039
                                                    --------  -------  -------


  The accompanying notes are an integral part of these consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           (Dollars in thousands, except share and per share amounts)

                                       COMMON STOCK     RETAINED      TOTAL
                                     -----------------  EARNINGS  SHAREHOLDERS'
                                      SHARES   AMOUNT   (DEFICIT)    EQUITY
                                     --------- -------  --------- -------------
BALANCE, MARCH 31, 1994............. 3,557,163 $25,985   $(5,164)    $20,821
 Issuance of common stock to employ-
  ees for services and exercise of
  stock options.....................    92,357     208       --          208
 Common stock issued upon secondary
  public offering and exercise of
  underwriters' over-allotment op-
  tion, net of issuance costs....... 1,150,000  34,406       --       34,406
 Tax benefit realized from activity
  in employee stock option plans....       --      178       --          178
 Employee stock purchase plan.......    47,906     373       --          373
 Net income.........................       --      --      1,240       1,240
                                     --------- -------   -------     -------
BALANCE, MARCH 31, 1995............. 4,847,426  61,150    (3,924)     57,226
 Issuance of common stock to employ-
  ees for services and exercise of
  stock options.....................   142,491     673       --          673
 Additional issuance costs from sec-
  ondary public offering............       --     (104)      --         (104)
 Tax benefit realized from activity
  in employee stock option plans....       --      550       --          550
 Employee stock purchase plan.......    21,256     505       --          505
 Net income.........................       --      --      5,240       5,240
                                     --------- -------   -------     -------
BALANCE, MARCH 31, 1996............. 5,011,173  62,774     1,316      64,090
 Issuance of common stock from exer-
  cise of stock options.............   112,460   1,149       --        1,149
 Stock issued for acquisition.......   129,740   2,235       --        2,235
 Tax benefit realized from activity
  in employee stock option plans....       --      147       --          147
 Employee stock purchase plan.......    44,250     640       --          640
 Net loss...........................       --      --     (3,257)     (3,257)
                                     --------- -------   -------     -------
BALANCE, MARCH 31, 1997............. 5,297,623 $66,945   $(1,941)    $65,004
                                     ========= =======   =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      YEARS ENDED MARCH 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).................................. $(3,257) $ 5,240  $ 1,240
 Adjustments to reconcile net income (loss) to net
  cash used for operating activities --
  Loss from discontinued operations.................   6,092    2,403    2,570
  Loss on disposal of discontinued operations.......   8,573      --       --
  Change in net assets of discontinued operations...  (8,178)  (9,554)  (6,682)
  Depreciation and amortization expense.............   2,641    1,987      817
  Common stock issued for services rendered.........     --       139      104
  Provision for doubtful accounts...................    (300)   4,075      690
  Write-off of in process research and development
   of acquired business.............................   1,335      --       --
 Changes in assets and liabilities --
  Accounts receivable...............................  (4,711) (19,393)  (9,939)
  Inventories, net..................................     (74)  (9,332)  (6,335)
  Deferred tax asset................................  (5,904)  (4,297)  (1,398)
  Prepaid expenses and other........................   1,317   (1,145)    (800)
  Accounts payable..................................   4,165    1,110    6,789
  Accrued liabilities...............................   4,932    2,293      849
  Customer deposits.................................  (5,970)   5,853    2,976
  Income taxes payable..............................    (685)   2,417      536
                                                     -------  -------  -------
   Net cash used for operating activities...........     (24) (18,204)  (8,583)
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of short-term investments.................  (7,000)  (5,022)  (4,508)
 Sale of short-term investments.....................   8,005    7,525    4,000
 Purchase of property and equipment, net............  (3,217)  (8,747)     --
 Decrease (increase) in other assets................    (546)     538     (173)
                                                     -------  -------  -------
   Net cash used for investing activities...........  (2,758)  (5,706)    (681)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net......................   1,789    1,485   34,883
                                                     -------  -------  -------
INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS....    (993) (22,425)  25,619
CASH AND CASH INVESTMENTS AT BEGINNING OF YEAR......  12,014   34,439    8,820
                                                     -------  -------  -------
CASH AND CASH INVESTMENTS AT END OF YEAR............ $11,201  $12,014  $34,439
                                                     =======  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

  Asyst Technologies, Inc. (the "Company") was incorporated in California on May 31, 1984, for the purpose of designing, developing, manufacturing and marketing minienvironment systems utilized primarily in clean rooms for semiconductor manufacturing. These systems are designed to reduce contamination on in-process wafers by isolating processing equipment and wafers in ultra clean minienvironments within a cleanroom production facility.

  In October 1994, the Company, through its subsidiary Asyst Automation, Inc. ("Automation"), acquired the assets and liabilities of Proconics International, Inc., which manufactures interbay automation products that automate the transport, storage and handling of individual silicon wafers and other wafer containers during the semiconductor manufacturing process. In January 1997, the Company adopted a formal plan to discontinue the operations of Automation by the end of September 1997. As a result of the plan to discontinue the operations of Automation, the consolidated statements and the related Notes to the Consolidated Financial Statements and supplemental data have been adjusted and restated to reflect the results of operation and net assets of Automation as a discontinued operation in the quarter ended December 28, 1996, in accordance with APB Opinion No. 30 (see Note 9).

  Asyst Software, Inc. ("ASI") was incorporated in the state of Delaware in January, 1996. The Company develops software integration solutions to tie O.E.M. tools to the manufacturing facilities operating system and to automate material control throughout a semiconductor fabrication facility. In November 1996, the Company through its subsidiary, ASI, acquired Radiance Systems Incorporated. (see Note 10)

  The accompanying consolidated financial statements include the accounts of Asyst Technologies, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES:

 Cash, Cash Investments and Short-term Investments

  The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash investments. As of March 31, 1997 and 1996, the Company's short-term investments, which are classified as available-for-sale securities, consist entirely of debt securities, which are recorded at cost, which approximates fair value in the accompanying consolidated balance sheet. The securities mature at various dates through the year 2026, but interest rates are reset annually, at which time the Company may choose to sell the security. The Company does not intend to hold the individual securities for greater than one year.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Inventories consisted of (in thousands):

                                                                  MARCH 31,
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
      Raw materials........................................... $ 16,302 $12,242
      Work-in-process and finished goods......................    2,307   6,293
                                                               -------- -------
                                                               $ 18,609 $18,535
                                                               ======== =======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


 Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (or over the lease term if it is shorter for leasehold improvements) which range from two to five years.

 Software Development Costs

  The Company capitalizes eligible software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For fiscal 1997, 1996 and 1995, costs which were eligible for capitalization, after consideration of factors such as realizable value, were insignificant and, thus, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of operations.

 Accrued Liabilities

  Accrued liabilities consisted of the following (in thousands):

                                                                   MARCH 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
      Accrued warranty costs.................................... $ 3,815 $1,151
      Accrued payroll and payroll-related costs.................   4,002  2,555
      Other accrued liabilities.................................   2,388  1,191
                                                                 ------- ------
                                                                 $10,205 $4,897
                                                                 ======= ======

 Revenue Recognition

  The Company recognizes revenues from standard products and custom enclosures at the time of shipment to the customer assuming no significant obligations remain. The Company records reserves for anticipated product returns, installation costs and warranty costs at the time of shipment based on historical and anticipated rates of return and cost, as appropriate. The Company generally sells products on net 30 day terms. Prepayments are sometimes required on orders that involve significant engineering. As of March 31, 1997 the Company has received prepayments of approximately $3.0 million, which is reflected as customer deposits in the accompanying consolidated balance sheet.

  The Company sells to a small number of customers in the semiconductor industry and, as such, is subject to the risks regarding concentration of credit with respect to the semiconductor industry. Customers which accounted for more than 10 percent of revenue in the respective period, as a percentage of total revenues, are as follows (excluding information for periods in which a customer accounted for less than 10 percent of total revenues):

                               YEAR ENDED MARCH 31,
                               ------------------------
                                1997     1996     1995
                               ------   ------   ------
      Taiwan Semiconductor
      Manufacturing Co. Ltd...     14%      21%       32%
      Chartered Semiconductor
      Co. Pte. Ltd............     --%      13%       12%
      International Business
      Machine.................     --%      11%       --%

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of March 31, 1997 and 1996, approximately 54 percent and 75 percent, of accounts receivable, respectively, were concentrated with ten customers. In addition, as of March 31, 1997 and 1996, approximately 71 percent and 41 percent of accounts receivable, respectively were due from customers located in Taiwan, Thailand, Singapore and Japan. Of the 71 percent, approximately 17 percent of total accounts receivable as of March 31, 1997 was due from a single customer in Thailand for which collection is not anticipated until after the first quarter 1998. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable. Expansion into new countries or geographies challenge the Company's ability to gather the necessary economic and political data to avert new credit risks.

 Patents

  The Company capitalizes the direct costs associated with obtaining patents. The costs, which are included in other assets in the accompanying consolidated balance sheet, are being amortized using the straight-line method over the expected useful lives of the patents of 10 years. Accumulated amortization was approximately $0.6 million and $0.4 million as of March 31, 1997 and 1996, respectively.

 Foreign Currency Translation

  The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation and foreign exchange gains and losses, which have not been material, are reflected in the accompanying consolidated statements of operations.

 Net Income (Loss) Per Share

  Net income (loss) per share for each period has been computed using the weighted average number of common stock, and common stock equivalents outstanding. Common stock equivalents consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options. In accordance with APB Opinion No. 30, common stock equivalents are recognized for all periods presented even though they have an anti-dilutive effect on the per share amounts.

 New Accounting Standard

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The requirements of both SFAS No. 128 and SFAS No. 129 will become effective for the Company's year ending March 31, 1998. If SFAS No. 128 had been applied by the Company during 1997, 1996 and 1995, basic income (loss) per share would have been $(0.63), $1.06 and $0.34, respectively, and diluted income (loss) per share would have been $(0.62), $0.99 and $0.31, respectively. SFAS No. 129 will not have a material impact on the Company's financial statement disclosures.

3. SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURES:

  Cash paid for interest and domestic and foreign taxes was as follows (in thousands):

                                                            YEAR ENDED MARCH 31,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
      Interest............................................. $   42 $   34 $  --
      Income Taxes......................................... $3,153 $6,818 $1,428

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. LINE OF CREDIT:

  The Company maintains an unsecured line of credit with a bank which provides financing of up to $20.0 million. This line of credit expires on October 1, 1998 and bears interest at the bank's prime rate. The Company must maintain certain financial covenants under the line of credit, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. In addition, the line of credit prohibits the Company from paying cash dividends without the bank's prior approval. There were no borrowings outstanding under this line of credit as of March 31, 1997 and 1996. As of March 31, 1997 the Company was in full compliance with the covenants of the unsecured line of credit.

5. COMMON STOCK:

  As of March 31, 1997, the following shares of common stock were reserved for issuance:

      Employee Stock Option Plans.....................................   947,638
      Non-employee Director's Stock Option Plan.......................    47,187
      Employee Stock Purchase Plan....................................   126,814
                                                                       ---------
                                                                       1,121,639
                                                                       =========

 Stock Option Plans

  Under the Company's stock option plans, options are granted for ten year periods and become exercisable ratably over a vesting period of four years, or as determined by the Board of Directors'. Under the 1986 Plan (the "1986 Plan"), which was terminated in 1994, there are no further options available for issuance. Under the 1993 Plan (the "1993 Plan"), as amended, 1,050,000 shares of common stock are reserved for issuance thereunder. The 1993 Plan provides for the grant of both incentive stock options and nonqualified stock options to key employees and consultants of the Company. Under the 1993 Plan, options may be granted at prices not less than the fair market value of the Company's common stock at grant date (85% for nonqualified options). Under the 1993 Non-Employee Directors' Stock Plan ( the "Directors' Plan"), 50,000 shares of common stock are reserved for issuance thereunder.

  The company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-based Compensation," the Company's net income (loss) and per share information would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                                               1997      1996
                                             --------   ------
         Net Income (loss)       As reported  $(3,257)  $5,240
                                             --------   ------
                                 Pro forma    $(4,600)  $4,763
                                             --------   ------
         Net Income (loss) per
          share                  As reported  $ (0.62)  $ 0.99
                                             --------   ------
                                 Pro forma    $ (0.88)  $ 0.90
                                             --------   ------

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996; risk-free interest rate of 7 percent; expected dividend yields of 0.0 percent; expected lives of 4.3 years; expected volatility 70 percent and 66 percent, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


  The following table summarizes the stock options outstanding as of March 31, 1997 (prices and contractual life are weighted averages):

                               OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                         -------------------------------- -------------------
       ACTUAL RANGE OF     NUMBER    CONTRACTUAL EXERCISE AVERAGE   NUMBER
       EXERCISE PRICES   OUTSTANDING    LIFE      PRICE    PRICE  EXERCISABLE
       ---------------   ----------- ----------- -------- ------- -----------
        $ 2.00 - $15.50    169,156      7.00      $12.31  112,726   $12.20
        $16.75 - $20.25    202,059      6.21      $18.93   12,126   $19.49
        $21.69 - $23.75    165,038      9.19      $21.92   15,208   $22.27
        $24.25 - $41.50    282,857      8.33      $34.70   94,660   $35.40
        $43.50 - $48.38      5,000      8.35      $44.72    1,651   $44.42
                           -------      ----      ------  -------   ------
        $ 2.00 - $48.38    824,110      7.71      $23.74  236,371   $22.07
                           =======      ====      ======  =======   ======

  Activity in the Company's stock option plans is summarized as follows (exercise prices are weighted average prices):

                                    1997             1996             1995
                               ---------------- ---------------- ---------------
                                SHARES   PRICE   SHARES   PRICE  SHARES   PRICE
                               --------  ------ --------  ------ -------  ------
   Options outstanding at
    Beginning of year........   716,997  $23.15  608,793  $11.47 279,721  $ 3.10
    Granted..................   395,076   20.74  353,200   36.21 426,250   14.85
    Exercised................  (112,460)  10.18 (137,916)   3.39 (86,182)   1.45
    Canceled.................  (174,476)  23.55  (94,871)  24.06  (6,125)   8.14
    Terminated...............    (1,027)  23.55  (12,209)  24.06  (4,871)   8.14
                               --------  ------ --------  ------ -------  ------
   Options outstanding at end
    of year..................   824,110  $23.74  716,997  $23.15 608,793  $11.47
   Exercisable at end of
    year.....................   236,371          145,069
   Weighted average fair
    value of options granted.  $  11.76         $  19.62

 Employee Stock Purchase Plan

  Under the 1993 Employee Stock Purchase Plan (the "ESP Plan"), as amended, 250,000 shares of common stock are reserved for issuance to eligible employees. The ESP Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at a price not less than 85 percent of the market value of the stock on specified dates. At March 31, 1997, 123,186 shares had been purchased by employees under the ESP Plan.

 Stock Bonus Plan

  In fiscal 1996 and 1995, the Company granted bonuses of 4,575 and 6,175 shares, respectively, to certain employees based upon their period of employment with the Company. The fair value of these shares was charged to compensation expense as of the date the bonuses were granted. No such bonuses were granted in fiscal year 1997.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6. LEASE COMMITMENTS:

  The Company leases various facilities under non-cancelable operating leases. At March 31, 1997, the future minimum commitments under these leases are as follows (in thousands):

      YEAR ENDING
       MARCH 31,
      -----------
      1998.............................................................  $ 1,729
      1999.............................................................    1,524
      2000.............................................................    1,174
      2001.............................................................      244
      2002 and thereafter..............................................      601
                                                                         -------
                                                                         $ 5,272
                                                                         =======

  Rent expense under the Company's operating leases was approximately $1.9 million, $1.3 million and $0.3 million for fiscal years 1997, 1996 and 1995, respectively.

7. INTERNATIONAL SALES:

  International sales, which consist principally of export sales from the U.S., are comprised of the following (in thousands):

                                                         YEAR ENDED MARCH 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
      Europe........................................... $ 4,636 $ 5,277 $ 3,241
      Japan............................................   7,638   4,558   2,329
      Taiwan...........................................  43,294  21,668  10,821
      Asia-Pacific (excluding Japan and Taiwan)........  21,400  13,900   4,200
                                                        ------- ------- -------
       Total international sales....................... $76,968 $45,403 $20,591
                                                        ======= ======= =======
      International sales as a percentage of total
       sales...........................................   56%     47%     59%
                                                        ======= ======= =======

8. INCOME TAXES:

  The provision for income taxes attributable to continuing operations is based upon income before income taxes from continuing operations as follows (in thousands):

                                                         YEAR ENDED MARCH 31,
                                                        ------------------------
                                                          1997    1996     1995
                                                        -------- -------  ------
      Domestic........................................  $ 18,476 $12,158  $4,826
      Foreign.........................................       105     (26)    111
                                                        -------- -------  ------
                                                        $ 18,581 $12,132  $4,937
                                                        ======== =======  ======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  The provision (benefit) for income taxes consisted of (in thousands):

                                                        YEAR ENDED MARCH 31,
                                                        -----------------------
                                                         1997     1996    1995
                                                        -------  ------  ------
      Current:
       Federal......................................... $ 3,437  $5,770  $2,091
       State...........................................   1,294   1,374     308
       Foreign.........................................      97     231      35
                                                        -------  ------  ------
        Total current..................................   4,828   7,375   2,434
                                                        -------  ------  ------
      Deferred:
       Federal.........................................  (4,616) (3,461) (1,398)
       State...........................................  (1,288)   (836)    --
                                                        -------  ------  ------
        Total deferred.................................  (5,904) (4,297) (1,398)
                                                        -------  ------  ------
                                                        $(1,076) $3,078  $1,036
                                                        =======  ======  ======

  The provision (benefit) for income taxes included in the accompanying statement of operations consisted of the following (in thousands):

                                                       YEAR ENDED MARCH 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
      Continuing operations......................... $  7,173  $ 4,489  $ 1,127
      Discontinued operations.......................   (8,249)  (1,411)     (91)
                                                     --------  -------  -------
       Total........................................ $ (1,076) $ 3,078  $ 1,036
                                                     ========  =======  =======

  The provision for income taxes attributable to continuing operations is reconciled with the Federal statutory rate as follows (in thousands):

                                                         YEAR ENDED MARCH 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
      Provision computed at Federal statutory rate.....  $6,503  $4,246  $1,728
      State taxes, net of Federal benefit..............   1,295     932     200
      Foreign income and withholding taxes in excess of
       statutory rate..................................     --      177     --
      In process research and development cost write-
       off.............................................     467     --      --
      Non-deductible expenses and other................     276     153    (247)
      Tax credits......................................     --      --     (256)
      FSC benefit......................................    (705)   (282)   (144)
      Change in valuation allowance....................    (578)   (456)    (76)
      Tax exempt income................................     (85)   (281)    (78)
                                                         ------  ------  ------
                                                         $7,173  $4,489  $1,127
                                                         ======  ======  ======
      Effective tax rate...............................    39%     37%     23%
                                                         ======  ======  ======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  The components of the net deferred tax asset are as follows (in thousands):

                                                                  MARCH 31,
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
      Provisions for discontinued operations................... $ 7,222  $  --
      Accounts receivable reserves.............................     740   2,784
      Inventory reserves.......................................   1,203     861
      Accrued vacation.........................................     377     254
      Accrued warranty.........................................   1,530     461
      Depreciation.............................................    (182)     20
      Capitalized patent costs.................................    (467)   (202)
      Acquired technology......................................     687     741
      Other temporary differences..............................     489   1,354
                                                                -------  ------
                                                                 11,599   6,273
      Valuation allowance......................................      --    (578)
                                                                -------  ------
      Net deferred tax asset................................... $11,599  $5,695
                                                                =======  ======

9. ACQUISITION AND CLOSURE OF ASYST AUTOMATION, INC.:

  In October 1994, the Company acquired certain assets and liabilities of Proconics International, Inc. ("Proconics") through its subsidiary, Asyst Automation, Inc. in a transaction accounted for as a purchase. In exchange for the cash purchase price of $1.2 million, the Company received tangible assets of approximately $0.8 million and intangible assets of approximately $2.0 million. In addition, the Company assumed liabilities of Proconics of approximately $1.6 million. In connection with the purchase price allocation, the Company received an appraisal of the intangible assets which indicated that substantially all of the acquired intangible assets consisted of research and development in process. In the opinion of management and the appraiser, the $2.0 million of acquired research and development in process had not yet reached technological feasibility and had no alternative future uses and, accordingly, had been charged to expense in the accompanying consolidated statements of operations.

  In January 1997, the Company adopted a formal plan to close Automation, by the end of September 1997, which was accounted for in the third quarter ended December 28, 1996. The decision was based upon the recent demonstration of the lack of the subsidiary's ability to profitably manufacture and sell the automation products that were acquired as part of the purchase of Proconics. Accordingly, Automation is reported as a discontinued operation. Net assets of Automation consist primarily of trade receivables, inventory and property and equipment.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)


  The loss on the closure of Automation reflects management's best estimate, based on the information currently available, of costs to be incurred for existing and probable events of the discontinued operations. The results of Automation are as follows:

                                                      YEAR ENDED MARCH 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
      Net sales.................................... $ 22,743  $22,806  $ 2,292
                                                    ========  =======  =======
      Loss from operations before income tax bene-
       fit......................................... $ (9,519) $(3,814) $(2,598)
      Income tax benefit...........................    3,427    1,411       91
                                                    --------  -------  -------
       Loss from operations........................   (6,092)  (2,403)  (2,507)
                                                    --------  -------  -------
       Loss on disposal before income tax benefit..  (13,395)     --       --
      Income tax benefit...........................    4,822      --       --
                                                    --------  -------  -------
      Loss on disposal.............................   (8,573)     --       --
                                                    --------  -------  -------
      Total loss on discontinued operations........ $(14,665) $(2,403) $(2,507)
                                                    ========  =======  =======

10. ACQUISITION OF RADIANCE SYSTEMS, INC.:

  On November 15, 1996 the Company purchased Radiance Systems Incorporated ("RSI"), a developer and supplier of software products to be used in the semiconductor manufacturing industry, by acquiring all of the outstanding stock of RSI in exchange for 129,740 shares of common stock of the Company. The total purchase price was approximately $2.4 million and was accounted for as a purchase in the quarter ended December 28, 1996.

  In connection with the acquisition, approximately $1.3 of the acquired intangible assets consisted of in process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of RSI products or that the acquired technology has any alternative future use, the acquired in process research and development was charged to expense. As a result of the purchase price allocation, $1.7 million (including $0.6 million of deferred tax liability) was assigned to intangible assets related to existing product technology, the assembled workforce and excess of the purchase price over net assets acquired. These intangible assets are being amortized over a period up to three years. Accumulated amortization was approximately $0.1 million as of March 31, 1997. Management believes that the unamortized balance of these assets is recoverable.

  Comparative pro forma information reflecting the acquisition of RSI has not been presented because the operations of RSI are not material to the Company's consolidated financial statements.

11. LEGAL PROCEEDINGS

  In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), a joint venture comprised of Jenoptik, Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak"), Emtrak and Empak alleging infringement of two patents related to the Company's SMART Traveler System. The Company has amended its Complaint to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaints seek damages and injunctive relief against further infringement. All defendants have counter-sued, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab and Emtrak have also alleged that the Company has violated federal antitrust laws. The Company has denied these allegations. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

                                                                     SCHEDULE II

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE  CHARGED TO/             BALANCE
                                      BEGINNING RECOVERY OF             END OF
                                      OF PERIOD  EXPENSES   DEDUCTIONS  PERIOD
                                      --------- ----------- ----------  -------
March 31, 1995
  Allowance for doubtful accounts....   $  104    $  690     $    (74)   $  720
March 31, 1996
  Allowance for doubtful accounts....   $  720    $4,125     $   (482)   $4,363
March 31, 1997
  Allowance for doubtful accounts....   $4,363    $ (300)    $ (2,218)   $1,845

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of June 1997.

                                          ASYST TECHNOLOGIES, INC.

                                          By       /s/ Mihir Parikh
                                            ___________________________________
                                                       Mihir Parikh
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal executive officer)

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

        /s/ Mihir Parikh             Chairman and Chief Executive    June 20, 1997
____________________________________  Officer
            Mihir Parikh

   /s/ Douglas J. McCutcheon         Chief Financial Officer         June 20, 1997
____________________________________  (Principal Financial and
       Douglas J. McCutcheon          Accounting Officer)

     /s/ Stanley J. Grubel           Director                        June 20, 1997
____________________________________
         Stanley J. Grubel

     /s/ Tsuyoshi Kawanishi          Director                        June 20, 1997
____________________________________
         Tsuyoshi Kawanishi

       /s/ Ashok K. Sinha            Director                        June 20, 1997
____________________________________
           Ashok K. Sinha

    /s/ James E. Springgate          Director                        June 20, 1997
____________________________________
        James E. Springgate

      /s/ Walter W. Wilson           Director                        June 20, 1997
____________________________________
          Walter W. Wilson