Form 10-K/A
period 1997-03-31
ASYST TECHNOLOGIES INC /CA/
filed 1997-07-29
CIK 909326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1997

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

                  48761 Kato Road, Fremont, California 94538
          (Address of principal executive offices including zip code)

                                (510) 661-5000
             (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X     No
                             ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 5,334,816 shares of No Par Value Common Stock outstanding as of June 10, 1997. The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales quotation of the Common Stock on June 10, 1997 was approximately $191,386,500.

                                    PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current directors and executive officers of the Company, and their ages as of June 30, 1997, are as follows:

                                   MANAGEMENT

NAME                             AGE                            POSITION

Mihir Parikh                      50   Chairman of the Board and Chief Executive Officer
Terry L. Moshier                  48   President and Chief Operating Officer
Anthony C. Bonora                 54   Senior Vice President, Research and Development and
                                         Chief Technical Officer
Douglas J. McCutcheon             48   Senior Vice President, Chief Financial Officer
William R. Leckonby               57   President and Chief Operating Officer, Asyst Software, Inc.
Stanley Grubel                    55   Director
Tsuyoshi Kawanishi                68   Director
Ashok K. Sinha(2)                 53   Director
James E. Springgate/(1)(2)/       70   Director
Walter W. Wilson(1)               53   Director

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

     Dr. Parikh has served as Chairman of the Board and Chief Executive Officer of the Company since July 1992. He has been a director of the Company since he founded the Company in 1984 and served as the Company's President and Chief Executive Officer from its inception to July 1992.

     Mr. Moshier has served as President and Chief Operating Officer of the Company since May 1997. From July 1996 to May 1997, Mr. Moshier served as Executive Vice President and Chief Operating Officer of the Company. From June 1995 to June 1996, Mr. Moshier was on the Advisory Board of the Arizona Technology Incubator Fund, a non-profit organization assisting start-up technology companies. Prior to such time, Mr. Moshier was Senior Vice President of Technology and Operations for Telxon Corporation, a designer and manufacturer of hand-held wireless computers, from November 1993 to June 1995. From June 1990 to October 1993, Mr. Moshier was Director of Operations of the Motorola Computer Group, a wholly-owned subsidiary of Motorola.

     Mr. Bonora has been Senior Vice President, Research and Development of the Company since 1986 and Chief Technical Officer since January 1996.

     Mr. McCutcheon joined the Company in January 1996 as Senior Vice President, Chief Financial Officer. From January 1991 to November 1995, Mr. McCutcheon was Vice President, Corporate Finance at Cadence Design Systems, Inc., a design automation software company. Prior to 1991, Mr. McCutcheon was President of Toshiba America Medical Credit, a captive financing subsidiary of Toshiba America.

     Mr. Leckonby has served as President and Chief Operating Officer of Asyst Software, Inc. since July 1996. From October 1993 to June 1996, Mr. Leckonby was President and Chief Executive Officer of Integral Systems, Inc. an enterprise application software and services company. From 1986 to September 1993, Mr. Leckonby was President and Chief Operating Officer of Tesseract Corporation, an enterprise application software and services company.

     Mr. Grubel has served as a director of the Company since January 1997. Mr. Grubel has served as Chief Executive Officer of MiCRUS, a manufacturer of cmos wafers, since September 30, 1994. Between January 1, 1992 a September 29, 1994, he was a plant manager for International Business Machines Corporation.

     Mr. Kawanishi has served as a director of the Company since February 1996. He has served as Senior Adviser of Toshiba Corporation ("Toshiba"), a manufacturer of electronic machinery and semiconductors, since June 1994. He previously held the position of Senior Executive Vice President at Toshiba from June 1990 to June 1994. Mr. Kawanishi also sits on the board of Applied Materials, Inc. and Chartered Semiconductor Manufacturing Ltd. He is also president of Japan's Society for Hybrid Microelectronics and Chairman of the Board of Singapore's Institute for Microelectronics.

     Dr. Sinha has served as a director of the Company since January 1997. Dr. Sinha has served as Group Vice President of Applied Materials, Inc., a semiconductor equipment manufacturer, since 1990 and is President of the Metal Deposition Product Business Group of Applied Materials, Inc.

     Mr. Springgate has served as a director of the Company since June 1985. Mr. Springgate is currently an independent consultant. From 1975 until his retirement in 1989, he was the President of Monsanto Electronic Materials Company, a unit of Monsanto Company, a producer of chemicals and pharmaceuticals.

     Mr. Wilson has served as a director of the Company since January 1995. Mr. Wilson has served as President of Solectron North America, a wholly-owned subsidiary of Solectron Corporation, a provider of manufacturing services to the electronics industry ("Solectron"), since September 1995, as President of Solectron California Corporation since September 1993 and as a Senior Vice President, Operations of Solectron since June 1990.

ITEM 11-EXECUTIVE COMPENSATION

                            EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Walter Wilson, James Springgate and Stanley Grubel each received $3,500 and Ashok Sinha received $2,500 for service on the Board of Directors or any committee thereof, and directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings.

     During fiscal 1997, the following directors received options under the Directors' Plan: Mr. Grubel and Mr. Sinha were each granted an option to purchase 7,000 shares of Common Stock at an exercise price of $18.50 per share upon each of their initial elections to the Board of Directors in January 1997 and, upon their respective anniversaries of their initial grants, Mr. Springgate was granted an additional option to purchase 3,000 shares of Common Stock at an exercise price of $19.50 per share in September 1996 and an additional option to purchase 2,000 shares of Common Stock at an exercise price of $18.50 per share in January 1997, Mr. Kawanishi was granted additional options to purchase 5,000 shares of Common Stock at an exercise price of $18.50 per share in January 1997, and Mr. Wilson was granted an additional option to purchase 3,000 shares of Common Stock at an exercise price of $18.25 per share in February 1997 and an additional option to purchase 2,000 shares of Common stock at an exercise price of $18.50 per share in January 1997.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows for the fiscal year ended March 31, 1997 compensation awarded or paid to, or earned by the Company's Chief Executive Officer and the Company's next five most highly compensated executive officers who earned over $100,000 during the fiscal year (the "Named Executive Officers"), except as disclosed below, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, was paid by the Company during the fiscal year ended March 31, 1997 to any of the Named Executive
Officers:

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                        COMPENSATION
                                                 ANNUAL COMPENSATION       AWARDS
                                                --------------------    -------------
                                       FISCAL                             OPTIONS            ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR     SALARY    BONUS(1)       (# SHARES)        COMPENSATION
                                       ------   --------   --------     -------------    ----------------
Mihir Parikh                             1997   $249,519   $145,000         50,000          $ 6,600(2)
  Chairman of the Board and Chief        1996    215,024    177,188         50,000           16,595(3)
  Executive Officer.................     1995    185,000         --         35,000           15,764(4)

Terry L. Moshier                         1997    141,539     90,000         75,000               --
  President and Chief Operating          1996         --         --             --               --
  Officer...........................     1995         --         --             --               --

Douglas J. McCutcheon                    1997    163,096     80,300          5,000
  Senior Vice President,                 1996     30,462         --         45,000
  Chief Financial Officer...........     1995         __         __             __

Anthony C. Bonora                        1997    158,827     80,500         15,000
  Senior Vice President, Research        1996    147,300     77,500         15,000            2,711(5)
  and Development and Chief              1995    136,000         --         25,000               --
  Technical Officer.................

William R. Leckonby                      1997    150,000     64,400         10,000
  President and Chief Operating          1996         --         --             --            4,500(6)
  Officer of Asyst Software, Inc....     1995         --         --             --

-----------------------------------------
(1) The Company's officers are eligible for annual cash bonuses under the terms of the Company's Executive Bonus Plans, adopted each fiscal year. Payments of bonuses are based upon achievement of specified financial objectives determined by the Board of Directors at the beginning of each fiscal year. Financial objectives are based, in part, on the Company's operating budget and results of operations.
(2) Consists of the following payments made by the Company: (i) $6,000 car allowance, (ii) $600 for premiums for term life insurance and supplemental disability insurance and (iii) reimbursements for certain incidental expenses.
(3) Consists of the following payments made by the Company: (i) $6,000 car allowance, (ii) $8,032 for premiums for term life insurance and supplemental disability insurance, (iii) $2,563 in matching contributions to the Company's 401(k) plan, and (iv) reimbursements for certain incidental expenses.
(4) Consists of the following payments made by the Company: (i) $6,000 car allowance, (ii) $9,764 for premiums for term life insurance and supplemental disability insurance and (iii) reimbursements for certain incidental expenses.
(5) Consists of a car allowance paid by the Company.
(6) Consists of matching contributions to the Company's 401(k) plan.

                       STOCK OPTION GRANTS AND EXERCISES

     The following tables show for the fiscal year ended March 31, 1997 certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:

                    OPTION GRANTS IN LAST FISCAL YEAR 1997

                                Individual Grants
                          ------------------------------                                        Potential Realizable
                                        Percent of Total                                        Value at Assumed Annual
                          Options       Options Granted                                         Rates of Stock Price
                                                                                                Appreciation
                                                                                                 for Option Term(3)
                          Granted       to Employees in          Exercise       Expiration      ------------------------
Name                       (#)(1)        Fiscal Year(2)         Price ($/Sh)      Date              5%           10%
---------------------     -------       -----------------      -----------      ----------      ----------    ----------
Mihir Parikh               50,000            12.6%               $21.6875        06/13/06         $681,958    $1,728,214
Terry L. Moshier           75,000            18.9                 20.25          08/08/06          955,134     2,420,496
Douglas J. McCutcheon       5,000             1.3                 21.6875        06/13/06           68,196       172,821
Anthony C. Bonora          15,000             3.8                 21.6875        06/13/06          204,587       518,464
William R. Leckonby        10,000             2.5                 20.25          07/10/06          127,351       322,732

---------------------

(1) Unless otherwise noted, options granted are subject to standard vesting and become exercisable at a rate of 2.38% of the shares subject to the option at the end of each month for 42 months following a six month waiting period with no vesting. The term of the options is 10 years.
(2) Based on an aggregate of 396,522 options granted to directors and employees of the Company in fiscal 1997 including the Named Executive Officers.
(3) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all shareholders.

     The following table shows the number and value of the unexercised options held by each of the Named Executive Officers at March 31, 1997:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                           AND FY-END OPTION VALUES


                                                                Number of
                                                                Securities          Value of
                                                                Underlying         Unexercised
                                                               Unexercised        In-the-Money
                                                             Options/SARs at     Options/SARs at
                                                                FY-End (#)           FY-End
                           Shares Acquired       Value         Exercisable/       Exercisable/
Name                       on Exercise (#)    Realized (1)    Unexercisable     Unexercisable (2)
------------------------   ----------------   ------------   ----------------   -----------------

Mihir Parikh                       0          $     0         38,318/96,682      $174,930/70,070
Terry L. Moshier                   0                0          1,904/73,096                  0/0
Douglas J. McCutcheon              0                0          6,069/43,931                  0/0
Anthony C. Bonora              4,300           86,453         17,111/34,889        87,290/66,710
William R. Leckonby                0                0             476/9,524                  0/0

------------------------

(1) Based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price of the options.
(2) Based on the fair market value of the Company's Common Stock as of March 31, 1997 minus the exercise price of the options.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of June 30, 1997 by: (i) each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table employed by the Company; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock.

                                         BENEFICIALLY OWNERSHIP/1/

5% Shareholders, Directors and Officers      Number     Percent
------------------------------------------   -------    -------
J.&W. Seligman & Co., Incorporated           930,800     17.4%
100 Park Avenue
New York, NY 10017

Mihir Parikh/(2)/                            260,029      4.8%

Anthony C. Bonora/(3)/                        22,815        *

Douglas J. McCutcheon/(4)/                    10,232        *

Terry L. Moshier/(5)/                          7,140        *

William R. Leckonby/(6)/                       1,666        *

James E. Springgate/(7)/                      10,687        *

Walter W. Wilson/(8)/                          3,250        *

Stanley Grubel                                     0        *

Ashok K. Sinha                                     0        *

Tsuyoshi Kawanishi/(9)/                        1,250        *

All directors and officers
as a group (10 persons)/(10)/                317,069      5.8%

-----------------------------
* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 5,355,286 shares outstanding on June 30, 1997, adjusted as required by rules promulgated by the SEC.
(2) Includes 177,750 shares held of record by Mihir & Nancy Parikh Living Trust, dated April 3, 1986, of which Mr. Parikh is a trustee. Also includes 24,800 shares held by a custodian for the benefit of Dr. Parikh's minor children, of which Dr. Parikh disclaims beneficial ownership. Includes 57,479 shares subject to stock options exercisable within 60 days of June 30, 1997.
(3) Includes 10,870 shares subject to stock options exercisable within 60 days of June 30, 1997.
(4) Includes 10,232 shares subject to stock options exercisable within 60 days of June 30, 1997.
(5) Includes 7,140 shares subject to stock options exercisable within 60 days of June 30, 1997.
(6) Includes 1,666 shares subject to stock options exercisable within 60 days of June 30, 1997.
(7) Includes 4,687 shares subject to stock options exercisable within 60 days of June 30, 1997.
(8) Includes 3,250 shares subject to stock options exercisable within 60 days of June 30, 1997.
(9) Includes 1,250 shares subject to stock options exercisable within 60 days of June 30, 1997.
(10) Includes an aggregate of 96,575 shares held by all directors and executive officers that are subject to options exercisable within 60 days of June 30, 1997. See Notes (2) through (9), above.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, County of Alameda, State of California, on the 29th day of July, 1997.


                                        ASYST TECHNOLOGIES, INC.


                                        By:/s/Mihir Parikh
                                           ---------------
                                           Mihir Parikh
                                           Chairman of the Board
                                           and Chief Executive Officer