Form 10-Q
period 1997-06-30
ASYST TECHNOLOGIES INC /CA/
filed 1997-08-06
CIK 909326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                  SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE  30, 1997

                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ___                  SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------


                        COMMISSION FILE NUMBER 0-22114



                          ASYST  TECHNOLOGIES,  INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           CALIFORNIA                                      94-2942251
(State or other jurisdiction of                (IRS Employer identification No.)
 incorporation or organization)


                  48761 KATO ROAD, FREMONT, CALIFORNIA  94538
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

                            Yes     X         No
                                 -------          -------



THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF JULY 24, 1997 WAS 5,379,371.

--------------------------------------------------------------------------------

                           ASYST TECHNOLOGIES, INC.


                                     INDEX


Part I.   Financial Information                                         Page No.
          ---------------------                                         --------

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets --
                      June 30, 1997 and March 31, 1997                      2

                   Condensed Consolidated Statements of Operations --
                      Three Months Ended June 30, 1997 and
                      June 30, 1996                                         3

                   Condensed Consolidated Statements of Cash Flows --
                      Three Months Ended June 30, 1997 and
                      June 30, 1996                                         4

                   Notes to Condensed Consolidated Financial
                      Statements                                            5

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   7

Part II.  Other Information                                                 9
          -----------------

          Item 1.  Legal Proceedings

          Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                 10
----------

                        PART 1 - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                          June 30,     March 31,
                                                            1997          1997
                                                        -----------    ---------
                                                        (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                             $15,028       $12,021
    Accounts receivable, net                               32,399        35,259
    Inventories                                            22,777        18,609
    Prepaid expenses and other current assets              11,384        12,626
    Net current assets of discontinued operations           3,655         2,749
                                                          -------       -------

        Total current assets                               85,243        81,264

Property and equipment, net                                10,431        10,363
Other assets, net                                           2,330         2,452
                                                          -------       -------

                                                          $98,004       $94,079
                                                          =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $13,598       $13,392
    Accrued liabilities                                     9,845        10,205
    Customer deposits                                       2,033         2,968
    Income taxes payable                                    3,673         2,510
                                                          -------       -------

        Total current liabilities                          29,149        29,075
                                                          -------       -------

Shareholders' equity:
    Common stock                                           67,459        66,945
    Retained earnings (accumulated deficit)                 1,396        (1,941)
                                                          -------       -------

        Total shareholders' equity                         68,855        65,004
                                                          -------       -------

                                                          $98,004       $94,079
                                                          =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited: In thousands, except per share amounts)


                                                           Three Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1997         1996
                                                          -------       -------

Net sales                                                 $37,686       $33,148
Cost of sales                                              21,314        19,006
                                                          -------       -------

Gross margin                                               16,372        14,142
                                                          -------       -------

Operating expenses
    Research and development                                2,744         2,538
    Selling, general and administrative                     8,710         6,144
                                                          -------       -------

         Total operating expenses                          11,454         8,682
                                                          -------       -------

Operating income                                            4,918         5,460
Other income, net                                             297           139
                                                          -------       -------

Income from continuing operations
  before income taxes                                       5,215         5,599

Provision for income taxes                                  1,878         2,103
                                                          -------       -------

Income from continuing operations                           3,337         3,496

Discontinued Operations
    Loss from operations of Asyst Automation, Inc.,
     net of applicable income tax benefit                     --           (358)
                                                          -------       -------

Net income                                                $ 3,337       $ 3,138
                                                          =======       =======

Weighted average of common and common share
 equivalents used for the calculation of:
     Primary earnings per share                             5,533         5,196
     Fully-diluted earnings per share                       5,717         5,196

Primary earnings per share:
     Income per share from continuing operations          $  0.60       $  0.67
                                                          =======       =======

     Net income per common share                          $  0.60       $  0.60
                                                          =======       =======

Fully-diluted earnings per share:
     Net income per common share                          $  0.58       $  0.60
                                                          =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited: In thousands)

                                                             Three Months Ended
                                                                  June 30
                                                            --------------------
                                                              1997        1996
                                                            -------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 3,337     $ 3,138
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Loss from discontinued operations                          -           358
     Change in net assets of discontinued operations           (906)     (6,057)
     Depreciation and amortization expense                    1,044         660
     Changes in valuation allowances                          1,361         -
  Changes in current assets and liabilities:
     Accounts receivable                                      2,210       1,047
     Inventories                                             (4,168)     (4,964)
     Prepaid expenses and other current assets                1,242         897
     Accounts payable                                           206       2,789
     Accrued liabilities                                     (1,071)      3,808
     Customer deposits                                         (935)     (1,574)
     Income taxes payable                                     1,163        (991)
                                                            -------     -------
               Net cash provided by (used for)
                operating activities                          3,483        (889)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                  (1,048)     (1,272)
  Sale of short-term investments, net                           -           995
  Increase (decrease) in other assets                            58        (225)
                                                            -------     -------

               Net cash used for investing activities          (990)       (502)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                      514          34
                                                            -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              3,007      (1,357)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             12,021      12,014
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $15,028     $10,657
                                                            =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited: In thousands)



BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (the Company) a California corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for fair the presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. financial statements for the year ended March 31, 1997 included in its Form 10-K.


CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.


INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and manufacturing overhead costs. Inventories of continuing operations consist of:

                                         June 30, 1997        March 31, 1997
                                         -------------        --------------

Raw material                                $17,898              $16,302
Work-in-process and finished goods            4,879                2,307
                                            -------              -------
                                            $22,777              $18,609
                                            =======              =======


NET INCOME PER SHARE

Net income per share has been computed using the weighted average number of common stock and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of stock options (when dilutive, using the treasury stock method).


PROVISION FOR INCOME TAXES

Income tax expense for the three month periods ended June 30, 1997 and June 30, 1996 includes a provision for federal, state and foreign taxes based upon the annual estimated effective tax rates applicable to the Company and its subsidiaries for the year.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The requirements of both SFAS No. 128 and SFAS No. 129 will become effective for the Company's year ending March 31, 1998. If SFAS No. 128 had been applied by the Company, basic income per share would have been $.63 and $.63, respectively, and diluted income per share of $.60 and $.60, respectively, for the three month period ended June 30, 1997 and June 30, 1996. SFAS No. 129 will not have a material impact on the Company's financial statement disclosures.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 will become effective for the Company's year ending March 31, 1999. SFAS No. 130 will not have a material impact on the Company's results of operations.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will become effective for the Company's year ending March 31, 1999. SFAS No. 131 will not have a material impact on the Company's financial statement disclosures.


DISCONTINUED OPERATIONS

In January 1997, the Company adopted a formal plan to shutdown its subsidiary, Asyst Automation, Inc., by the end of September 1997. The decision was based upon the subsidiary's lack of ability to profitably manufacture and sell the automation products that were acquired as part of the purchase of Proconics International, Inc. in October 1994. Accordingly, Asyst Automation, Inc. is accounted for as a discontinued operation in the accompanying financial statements. The loss that was reported from discontinued operations for the three months ended June 30, 1996 was $358 net of an income tax benefit of $201. Net assets of the subsidiary at June 30, 1997 and March 31, 1997 consist primarily of trade receivables, inventory and property, plant and equipment.


ACQUISITION OF RADIANCE SYSTEMS INCORPORATED

On November 15, 1996 the Company purchased Radiance Systems Incorporated (RSI), a developer and supplier of software products to be used in the semiconductor manufacturing industry, by acquiring all of the outstanding stock of RSI in exchange for 129,740 shares of common stock of the Company. The total purchase price was approximately $2.4 million and was accounted for using purchase accounting in the quarter ended December 28, 1996.

In connection with the acquisition, the Company received an appraisal of the intangible assets which indicated that approximately $1.3 million of the acquired intangible assets consisted of in process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of RSI products or that the acquired technology has any alternative future use, the acquired in process research and development was charged to expense in the quarter ended December 28, 1996. As a result of the purchase price allocation, approximately $1.8 million (including $.6 million of deferred tax liability) was assigned to intangible assets related to existing product technology, the assembled workforce and excess of the purchase price over net assets acquired. These intangible assets will be amortized over a period up to three years. Management believes that the unamortized balance of these assets is recoverable.

Comparative pro forma information reflecting the acquisition of RSI has not been presented because the operations of RSI are not material to the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those contained in the Company's Form 10-K for the year ended March 31, 1997.


RESULTS OF OPERATIONS
---------------------

Net sales.   Net sales increased from $33.1 million for the three months ended
June 30, 1996, to $37.7 million for the three months ended June 30, 1997.
The increase in the three month period is due to the continuing strong sales of the Load Port Products (LPP's) which represented 47.8 percent and 3.0 percent for the three months ended June 30, 1997 and June 30, 1996, respectively. International sales for the Company decreased from $26.8 million of net sales during the three months ended June 30, 1996 to $24.0 million of net sales during the three months ended June 30, 1997. International sales as a percentage of total net sales increased from 63.0 percent of net sales for the three month period ended June 30, 1996 to 63.8 percent of net sales for the three month period ended June 30, 1997. Although to date the Company's results of operations have not been adversely affected by currency exchange rates because the Company has invoiced substantially all of its international sales in United States dollars, there can be no assurance that the Company's results of operations will not be adversely affected by such fluctuations in the future.


Gross Margin. Gross margin increased from 42.6 percent for the three months ended June 30, 1996 to 43.4 percent for the three months ended June 30, 1997. The increase resulted primarily from improved margins on the LPP's which continued to progress through the manufacturing evolution from their earlier developmental stages. The Company expects gross margins to fluctuate as product mix varies and manufacturing processes for the newer products mature. While it is the goal of the Company to improve gross margins as a percentage of net sales in the future through reduction of manufacturing costs and other inefficiencies in the Company's distribution system and product cost reduction through redesign, there can be no assurance that such improved margins can be realized through such efforts or that margins may not be negatively affected by other factors such as those contained in the Company's Form 10-K for the year ended March 31, 1997.


Research and development. Research and development expenses increased from $2.5 million or 7.7 percent of net sales during the three months ended June 30, 1996 to $2.7 million or 7.3 percent of net sales during the three months ended June 30, 1997. The increase in research and development expense is primarily due to increases in staffing and personnel related expenses and other costs driven by the Company's commitment to develop new products and product enhancements. The decrease in research and development expense as a percentage of sales is due to the actual increase in spending versus the relative increase in sales for the period. The Company expects that its research and development costs will increase in future periods as a percentage of net sales to support its commitment to current product enhancements and to the development of new and innovative products. There can be no assurance that in the future the Company will be able to maintain its commitment to research and development spending or that its commitment to research and development spending will result in product enhancements and/or new and innovative products.

Selling, general and administrative. Selling, general and administrative expenses increased from $6.1 million or 18.5 percent of net sales during the three months ended June 30, 1996 to $8.7 million or 23.1 percent of net sales during the three months ended June 30, 1997. The increase is primarily due to additional staffing and personnel related expenses as well as an additional provision for uncollectable accounts receivable related to a customer based in Thailand. Increased staffing and personnel related expenses resulted from the Company's continued expansion of its sales, general marketing and administrative efforts, including the hiring of additional personnel, in order to support the growth of the Company's installed base and current sales orders. The Company expects that selling, general marketing and administrative spending may increase in future periods to support the future growth of the Company, although that spending will vary as a percentage of net sales.


Other income, net. Other income, net, increased from $.1 million during the three months ended June 30, 1996 to $.3 million during the three months ended June 30, 1997. The increase was a result of additional interest income earned on higher average balances of cash and cash equivalents available during the three months ended June 30, 1997 than for the same period in the prior year.


Provision for income taxes. The Company's effective income tax rate decreased from 37.5 percent for the three month period ended June 30, 1996 to 36.0 percent during the three month period ended June 30, 1997. The lower tax rate for the three month period ended June 30, 1997, compared to the same period in the prior year, is due primarily to the impact of additional income tax benefits such as those derived from increasing activities in its foreign sales corporation and other tax exempt income investments.


Discontinued operations. In the third quarter of fiscal year 1997, the Company adopted a formal plan to close Asyst Automation, Inc., by September 30, 1997. During the three month period ended June 30, 1997, there was no impact on the Company's net income from discontinued operations. For the three month period ended June 30, 1996, a loss from discontinued operations was reported in the amount of $0.4 million, net of an income tax benefit of $0.2 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1997, the Company had approximately $15.0 million in cash and cash equivalents and approximately $56.1 million of working capital. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. As of June 30, 1997, outstanding borrowings against the line of credit were none and the Company was in compliance with all the covenants required by the bank. Interest is at the bank's prime rate.

Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations.

The nature of the semiconductor industry, combined with the current economic environment, makes it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and cash equivalents, cash generated from operations and existing sources of working capital will be adequate to finance continuing operations, investments in property and equipment, inventories and expenditures for the development of new products, at least through fiscal 1998.

                         PART II  -  OTHER INFORMATION



Item 1.  Legal Proceedings

           In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), a joint venture comprised of Jenoptics, Emtrak, Inc. (Emtrak") and Empak, Inc. ("Empak"), Emtrak and Empak alleging infringements of two patents related to the Company's SMART - Traveler System. The Company has amended its Complaint to allege cause of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants have counter-sued, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak have also alleged that the Company has violated federal antitrust laws. The Company has denied these allegations. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.


Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

                Financial Data Schedule

           (b) Form 8-K

                No reports on Form 8-K were filed during the period covered by this report

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           ASYST TECHNOLOGIES, INC.



Date: August 6, 1997                   By:  /s/ Douglas J. McCutcheon
     ------------                    ----------------------------
                                       Douglas J. McCutcheon
                                       Senior Vice President
                                       Chief Financial Officer

                                       Signing on behalf of the registrant
                                       and as the principal accounting and
                                       financial officer

                           ASYST TECHNOLOGIES, INC.

                                 EXHIBIT INDEX



Exhibit
Number                            Description
-------                           -----------

  27                        Financial Data Schedule