Form 10-Q
period 1997-09-30
ASYST TECHNOLOGIES INC /CA/
filed 1997-11-10
CIK 909326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ---
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                             YES     X     NO  ____
                                  -------



THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF NOVEMBER 3, 1997 WAS 11,853,865.
================================================================================

                            ASYST TECHNOLOGIES, INC.



                                     INDEX


Part I.   Financial Information                                        Page No.
          ---------------------                                        --------

          Item 1.     Financial Statements


                      Condensed Consolidated Balance Sheets --              2
                        September 30, 1997 and March 31, 1997

                      Condensed Consolidated Statements of Income --        3
                        Three Months Ended September 30, 1997 and
                        September 30, 1996 and Six Months Ended
                        September 30, 1997 and September 30, 1996

                      Condensed Consolidated Statements of Cash Flows --    4
                        Six Months Ended September 30, 1997 and
                        September 30, 1996

                      Notes to Condensed Consolidated Financial             5
                        Statements

          Item 2.     Management's Discussion and Analysis of Financial     8
                        Condition and Results of Operations

Part II.  Other Information                                                 11
          -----------------

          Item 1.     Legal Proceedings                                     11

          Item 2.     Changes in Securities and Use of Proceeds             11

          Item 3.     Defaults upon Senior Securities                       11

          Item 4.     Submission of Matters to a Vote of Security Holders   11

          Item 5.     Other Information                                     13

          Item 6.     Exhibits and Reports on Form 8-K                      13

          Signature                                                         14
          ---------

          Exhibit Index                                                     15
          -------------

                         PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL  STATEMENTS

                                                ASYST TECHNOLOGIES, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (IN THOUSANDS)


                                                                                    SEPTEMBER 30,           MARCH 31,
                                                                                        1997                  1997
                                                                                  --------------       ----------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                          $ 23,225                $12,021
     Accounts receivable, net                                                             31,426                 35,259
     Inventories                                                                          23,218                 18,609
     Prepaid expenses and other current assets                                             9,611                 12,626
     Net assets of discontinued operations                                                 4,559                  2,749
                                                                                  --------------       ----------------

                   Total current assets                                                   92,039                 81,264

Property and equipment, net                                                                9,935                 10,363
Other assets, net                                                                          2,186                  2,452
                                                                                  --------------       ----------------

                                                                                        $104,160                $94,079
                                                                                  ==============       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $ 12,027                $13,392
     Accrued liabilities                                                                  12,757                 10,205
     Customer deposits                                                                     1,832                  2,968
     Income taxes payable                                                                  2,543                  2,510
                                                                                  --------------       ----------------

                   Total current liabilities                                              29,159                 29,075
                                                                                  --------------       ----------------

Shareholders' equity:
     Common stock                                                                         69,263                 66,945
     Retained earnings (deficit)                                                           5,738                 (1,941)
                                                                                  --------------       ----------------

                   Total shareholders' equity                                             75,001                 65,004
                                                                                  --------------       ----------------

                                                                                        $104,160                $94,079
                                                                                  ==============       ================



  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                     ASYST TECHNOLOGIES, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED: IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                 SEPTEMBER 30,                                 SEPTEMBER 30,
                                               1997         1996                             1997        1996
                                            ----------  -----------                      ----------  -----------
Net sales                                    $40,312       $33,085                         $77,998      $66,233
Cost of sales                                 22,588        19,461                          43,902       38,467
                                            ----------  -----------                      ----------  -----------
Gross margin                                  17,724        13,624                          34,096       27,766

Operating expenses:
     Research and development                  3,294         1,331                           6,038        3,869
     Selling, general and administrative       8,344         7,291                          17,054       13,435
                                            ----------  -----------                      ----------  -----------
           Total operating expenses           11,638         8,622                          23,092       17,304

Operating income                               6,086         5,002                          11,004       10,462
Other income, net                                698           172                             995          311
                                            ----------  -----------                      ----------  -----------
Income from continuing operations
   before income taxes                         6,784         5,174                          11,999       10,773

Provision for income taxes                     2,442         1,790                           4,320        3,893
                                            ----------  -----------                      ----------  -----------
Income from continuing operations              4,342         3,384                           7,679        6,880

Discontinued operations:
     Loss from operations of Asyst
      Automation, Inc., net of applicable
      income tax benefit                           -          (971)                             -        (1,329)
                                            ----------  -----------                      ----------  -----------
Net income                                     $4,342      $ 2,413                         $ 7,679      $ 5,551
                                            ==========  ===========                      ==========  ===========

Weighted average common and common
 equivalent shares outstanding                11,728        10,332                          11,397       10,362

     Net income per share from continuing
     operations                              $  0.37       $  0.33                            $.67         $.66
                                            ==========  ===========                      ==========  ===========

     Net income per share                    $  0.37       $  0.23                            $.67         $.54
                                            ==========  ===========                      ==========  ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            ASYST TECHNOLOGIES, INC.
                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED: IN THOUSANDS)

                                                                                                           SIX MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                           1997         1996
                                                                                                         ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                           $ 7,679      $ 5,551
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization expense                                                               2,209        1,310
        Loss from discontinued operations                                                                       -        1,329
        Change in net assets of discontinued operations                                                    (1,810)      (8,193)
        Decrease in provision for doubtful accounts                                                          (461)        (236)
        Tax benefit associated with employee option plan                                                      548            -
      Changes in current assets and liabilities:
        Accounts receivable                                                                                 4,294         2,887
        Inventories                                                                                        (4,609)       (5,864)
        Prepaid expenses and other current assets                                                           3,015         2,489
        Accounts payable                                                                                   (1,365)        3,953
        Accrued liabilities                                                                                 2,552         1,837
        Customer deposits                                                                                  (1,136)       (5,299)
        Income taxes payable                                                                                   33           510
                                                                                                           ------        ------

                  Net cash provided by operating activities                                                10,949           274
                                                                                                           ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plan and equipment                                                             (1,519)       (2,311)
      Sale of short-term investments, net                                                                       -         1,005
      Increase (decrease) in other assets                                                                       4          (626)
                                                                                                           ------        ------

                  Net cash used for investing activities                                                   (1,515)       (1,932)
                                                                                                           ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                                                              1,770           912
                                                                                                           ------        ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                           11,204          (746)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                           12,021        12,014
                                                                                                           ------        ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                $23,225       $11,268
                                                                                                     ============    ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited: In thousands)


BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc., a California corporation ("the Company"), and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter end is usually different from the month-end dates used throughout this 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. financial statements for the year ended March 31, 1997 included in its Form 10-K.


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


INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and manufacturing overhead costs. Inventories of continuing operations consist of:

                                      September 28, 1997  March 31, 1997
                                      --------------------  --------------
Raw material                                 $ 18,760         $ 16,302
Work-in-process and finished goods              4,458            2,307
                                             --------         --------
                                             $ 23,218         $ 18,609
                                             ========         ========


COMMON STOCK DIVIDEND

On July 21, 1997, the Board of Directors declared a two-for-one stock split of the Company's Common Stock effected in the form of a stock dividend. The stock dividend was paid on August 22, 1997 to the holders of record on August 1, 1997. All share and per share amounts have been adjusted retroactively to give effect to the stock dividend.


NET INCOME PER SHARE

Net income per share has been computed using the weighted average number of common stockand common equivalent shares outstanding. Common equivalent shares consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options. Fully diluted net income per share is substantially the same as primary net earnings per share.

PROVISION FOR INCOME TAXES

Provision for income taxes for the three month and six month periods ended September 30, 1997 and September 30, 1996 includes a provision for federal, state and foreign taxes based upon the annual estimated effective tax rates applicable to the Company and its subsidiaries for the year.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The requirements of both SFAS No. 128 and SFAS No. 129 will become effective for the Company's year ending March 31, 1998. If SFAS No. 128 had been applied by the Company, basic income per share would have been $.40 and $.24, respectively, and diluted income per share of $.37 and $.23, respectively, for the three month period ended September 30, 1997 and September 30, 1996. For the six month period ended September 30, 1997 and September 30, 1996, basic income per share would have been $.72 and $.55, respectively, and diluted income per share of $.67 and $.54, respectively. SFAS No. 129 will not have a material impact on the Company's financial statement disclosures.

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


DISCONTINUED OPERATIONS

In January 1997, the Company adopted a formal plan to shutdown its subsidiary, Asyst Automation, Inc., by the end of September 1997. The decision was based upon the subsidiary's lack of ability to profitably manufacture and sell the automation products that were acquired as part of the purchase of Proconics International, Inc. in October 1994. Accordingly, Asyst Automation, Inc. is accounted for as a discontinued operation in the accompanying financial statements. The loss that was reported from discontinued operations for the three and six month period ended September 30, 1996 was $971 net of an income tax benefit of $546 and $1,329 net of an income tax benefit of $748, respectively. Net assets of the subsidiary at September 30, 1997 and March 31, 1997 consist primarily of trade receivables, inventory and property, plant and equipment.


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

In connection with the acquisition, the Company received an appraisal of the intangible assets which indicated that approximately $1.3 million of the acquired intangible assets consisted of in process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of RSI products or that the acquired technology has any alternative future use, the acquired in process research and development was charged to expense in the quarter ended December 28, 1996. As a result of the purchase price allocation, approximately $1.8 million (including $0.6 million of deferred tax liability) was assigned to intangible assets related to existing product technology, the assembled workforce and excess of the purchase price over net assets acquired. These intangible assets will be amortized over a period up to three years. Management believes that the balance of these assets not amortized is recoverable.

Comparative pro forma information reflecting the acquisition of RSI has not been presented because the operations of RSI are not material to the Company's consolidated financial statements.


SUBSEQUENT EVENTS

Private Placement-

On September 30, 1997, the Company completed a private placement of one million unregistered shares of its Common Stock at $42.92 per share, generating net proceeds to the Company of $42.9 million. The Company intends to file a registration statement, to be effective within 90 days, thus permitting the resale of the securities. The proceeds from such private placement will augment the Company's working capital in support of the growth in the 200mm and emerging 300mm semiconductor markets.

Related Party Transaction-

On September 30, 1997, the Company entered into an asset purchase agreement with Palo Alto Technologies, Inc. ("PAT") pursuant to which the Company sold to PAT certain intellectual property rights and office equipment which were owned or licensed by Asyst Automation, Inc. (a discontinued operation) in consideration for quarterly "Earn-Out Payments" up to an aggregate of $2.0 million. The "Earn-Out Payments" are equal to 4.0 percent of PAT gross revenue. The Company may convert the right to receive such "Earn-Out Payments" into shares of PAT securities at the closing of certain issuances of securities by PAT. In addition, PAT granted the Company the non-exclusive, worldwide right to distribute and sell any of PAT's products on PAT's most favorable distributor terms and conditions; except PAT may grant exclusive distribution rights to particular markets so long as such rights are first offered to the Company and the Company does not accept the offer. Such distribution rights shall terminate on the earlier of (i) the fifth anniversary of such agreement or (ii) if the Company begins selling its own products which are directly competitive with PAT's products. The Chairman and Chief Executive Officer of the Company is the Chairman and principal shareholder of PAT. The parties have agreed that the Chairman and Chief Executive Officer of the Company and one other officer of the Company may be advisors or directors of PAT while employed full time by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

RESULTS OF OPERATIONS
---------------------

Net sales. Net sales increased from $33.1 million for the three months ended September 30, 1996, to $40.3 million for the three months ended September 30, 1997. Net sales for the six months ended September 30, 1997 were $78.0 million which represents a 17.8 percent increase over the same period in the prior year. The increase in the three month and six month periods are due primarily to the increased sales of the Load Port Products (LPP) which represent 47.3 percent of sales for the first six months ended September 30, 1997, compared to less than
7.0 percent of sales for the same period last year and an increase in sales across most of the 200mm SMIF product lines. International sales for the Company increased from $17.4 million, or 52.6 percent of net sales during the three months ended September 30, 1996, to $26.5 million, or 65.7 percent of net sales during the three months ended September 30, 1997. For the six month periods ended September 30, 1996 and 1997, respectively, international sales increased from $35.6 million, or 53.7 percent of net sales, to $51.3 million, or 65.8 percent of net sales. The increase in international sales is being driven largely by repeat sales to customers in Taiwan for both new capacity and retrofit projects. The Company's results of operations have not been adversely affected by currency exchange rates because the Company has invoiced substantially all of its international sales in United States dollars. However, there can be no assurance that the Company's results of operations will not be adversely affected by such fluctuations in the future. A substantial portion of the Company's international sales are to customers in the Asia Pacific region. The currencies of the countries located in that region in which the Company serves, have been under valuation pressures. While the Company has not experienced any cancellation or delay of orders from that region, there can be no assurance that currency valuation pressures will not result in future cancellation or delay in orders.

Gross Margin. Gross margin increased from 41.2 percent for the three months ended September 30, 1996, to 44.0 percent for the three months ended September 30, 1997. Gross margin during the six months ended September 30, 1997 increased to 43.7 percent from 41.9 percent during the six months ended September 30, 1996. The increase in gross margin for both the three month and the six month periods ended September 30, 1997, resulted from improved margins for the Load Port Product (LPP) line and more efficient scheduling of production throughout the periods. The Company expects that its gross margin percentage may fluctuate over the next few quarters as product mix varies and manufacturing processes for the newer products mature. While it is the goal of the Company to improve gross margins as a percentage of net sales in the future through reduction of manufacturing costs and other inefficiencies in the Company's distribution system, there can be no assurance that such improved margins can be realized through such efforts or that margins may not be negatively affected by other factors such as those contained in the Company's Annual Report on Form 10-K for the fiscal year end March 31, 1997.

---------------------------------

Research and development. Research and development expenses increased from $1.3 million or 4.0 percent of net sales during the three months ended September 30, 1996, to $3.3 million or 8.2 percent of net sales during the three months ended September 30, 1997. Research and development expenses increased from $3.9 million or 5.8 percent of net sales during the six months ended September 30, 1996, to $6.0 million or 7.7 percent of net sales for the same period ended September 30, 1997. The increase is due primarily to increases in staffing and personnel related expenses and other costs driven by the Company's commitment to develop new products and product enhancements. The Company expects that its research and development costs will increase in future periods, although that spending will fluctuate as a percentage of net sales.

Selling, general and administrative. Selling, general and administrative expenses increased from $7.3 million or 22.0 percent of net sales during the three months ended September 30, 1996, to $8.3 million or 20.7 percent of net sales during the three months ended September 30, 1997. Selling, general, and administrative expenses increased from $13.4 million or 20.3 percent of net sales during the six months ended September 30, 1996, to $17.1 million or
21.9 percent of net sales during the six months ended September 30, 1997. Most of the increases resulted from the Company's continued expansion of its sales, general and administrative efforts, including the hiring of additional personnel, in order to support the growth of the Company. The increase in selling, general and administrative expenses as a percentage of net sales for the six month period ended September 30, 1997 over the same period in the prior fiscal year is related to the timing of the growth of Asyst Software, Inc. during the second, third and fourth quarters of the prior fiscal year. The Company expects that selling, general and administrative spending will increase in future periods to support the future growth of the Company, although that spending may vary as a percentage of net sales.

Other income, net. Other income, net, increased from $0.2 million during the three months ended September 30, 1996 to $0.7 million during the three months ended September 30, 1997. Other income, net, increased from $0.3 million during the six months ended September 30, 1996 to $1.0 million during the six months ended September 30, 1997. The increases resulted from an increase in royalty income under a manufacturing license agreement and higher average cash and cash investments available during the periods.

Provision for income taxes. The Company's effective income tax rate increased from 34.6 percent for the three month period ended September 30, 1996 to 36.0 percent during the three month period ended September 30, 1997. The effective tax rate was 36.0 percent for the six month periods ended September 30, 1996 and 1997. The increase in the rate for the three month period ended September 30, 1997, is because of a reduction in the effective tax rate made in the same quarter last fiscal year to reflect a change in the estimated effective tax rate for the year from 37.5 percent to 36 percent.

Discontinued operations. In the third quarter of fiscal year 1997, the Company adopted a formal plan to close Asyst Automation, Inc., by September 30, 1997. During the three and six month periods ended September 30, 1996, a loss from discontinued operations was reported in the amount of $1.0 million, net of an income tax benefit of $0.5 million and $1.3 million, net of an income tax benefit of $0.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1997, the Company had approximately $23.2 million in cash and cash equivalents and approximately $62.8 million of working capital. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. As of September 30, 1997, there were no outstanding borrowings against the line of credit and the Company was in compliance with all the covenants required by the bank. Interest is at the bank's prime rate.

Subsequent to the close of the quarter ended September 30, 1997, the Company completed a private placement of 1.0 million unregistered shares of its common stock, generating $42.9 million of proceeds. These proceeds will further augment the Company's working capital in support of the growth in the 200mm and emerging 300mm semiconductor markets.

Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations.

The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that cash generated from operations, together with its existing sources of working capital and the proceeds from the private placement, will be adequate to finance continuing operations, investments in property and equipment, inventories and expenditures for the development of new products, at least through September 30, 1998.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 30, 1997, the Company sold 1,000,000 shares of Common Stock to a group of mutual funds managed by a single, large institutional management firm for an aggregate purchase price of $42,920,000. The sale of such shares of Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D/Rule 506. The Company intends to file a registration statement, to be effective within 90 days, thus permitting the resale of the securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Asyst Technologies, Inc. was held on September 29, 1997 for the purposes of (1) electing directors to the Company's Board of Directors to serve a one-year term expiring on the date of the Company's 1998 annual meeting of shareholders and until his successor is elected and has qualified, (2) approving an amendment to the Company's 1993 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 500,000, increasing the total number of authorized shares from 2,100,000 shares to 2,600,000 shares and to add provisions with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended, (3) approving an amendment to the Company's 1993 Non-Employee Directors' Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 150,000 shares, increasing the total number of authorized shares from 100,000 shares to 250,000 shares and to increase the size of the initial options to purchase common stock granted thereunder from 10,000 shares to 14,000 shares, (4) ratifying the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1998. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. The meeting was adjourned on September 29, 1997 and reconvened on October 8, 1997, at which time the final vote on the proposals were recorded as follows:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

Proposal 1:

Mihir Parikh was elected to the board of directors for a one-year term with 4,516,494 votes for and 200,445 votes against.

Stanley Grubel was elected to the board of directors for a one-year term with 4,512,864 votes for and 204,075 votes against.

Tsuyoshi Kawanishi was elected to the board of directors for a one-year term with 4,515,197 votes for and 201,742 votes against.

Ashok K. Sinha was elected to the board of directors for a one-year term with 4,512,744 votes for and 204,195 votes against.

James E. Springgate was elected to the board of directors for a one-year term with 4,515,982 votes for and 200,957 votes against.

Walter W. Wilson was elected to the board of directors for a one-year term with 4,515,927 votes for and 201,012 votes against.

Proposal 2:

The adoption of the amendment of the Company's 1993 Stock Option Plan to increase the number of shares authorized for issuance under the plan by 500,000 shares to a total of 2,600,000 shares authorized was approved by the following votes:

                                                         BROKERED
       "FOR"         "AGAINST"         "ABSTAIN"       "NON-VOTES"
       -----         ---------         ---------       -----------
     1,916,097       1,809,207           4,824           986,811

Proposal 3:

The adoption of the amendment to the Company's 1993 Non-Employee Directors' Stock Option Plan to increase the number of shares authorized for issuance under the plan by 150,000 shares to a total of 250,000 shares authorized and the adoption of the amendment to the Company's 1993 Non-Employee Directors' Stock Option Plan to increase the number of shares underlying options granted initially from 10,000 shares to 14,000 shares was approved by the following votes:

                                                         BROKERED
       "FOR"         "AGAINST"         "ABSTAIN"       "NON-VOTES"
       -----         ---------         ---------       -----------
     3,337,142        346,222            5,456          1,028,119

Proposal 4:

The selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1998 was ratified by the following vote:

               "FOR"         "AGAINST"         "ABSTAIN"
               -----         ---------         ---------
              4,709,352        4,332             3,255

ITEM 5.  OTHER INFORMATION

NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

    10.15* Asset Purchase Agreement between Palo Alto Technologies, Inc., the Company and Asyst Automation Inc., dated September 30, 1997

    27.1     Financial Data Schedule

b)  Form 8-K

    No reports on Form 8-K were filed during the period covered by this report



                      *  Confidential Treatment Requested

                                    SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ASYST TECHNOLOGIES, INC.




Date:    November 10, 1997      By: /s/ Douglas J. McCutcheon
      -----------------------       ----------------------------
                                    Douglas J. McCutcheon
                                    Senior Vice President
                                    Chief Financial Officer

                                    Signing on  behalf of  the registrant
                                    and as the principal accounting and
                                    financial officer

                                 EXHIBIT INDEX


                                                                      Sequential
                                                                      Page
Exhibit Number    Description of Exhibit                              Number
--------------    ----------------------                              ------

    10.15* Asset Purchase Agreement between Palo Alto Technologies, Inc., the Company and Asyst Automation, Inc., dated September 30, 1997

    27.1          Financial Data Schedule



                  * Confidential Treatment Requested