Form 10-Q
period 1997-12-31
ASYST TECHNOLOGIES INC /CA/
filed 1998-02-09
CIK 909326

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -------         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                             Yes     X     No  ____
                                  -------



THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF FEBRUARY 2, 1998 WAS 12,019,319.
--------------------------------------------------------------------------------

                            ASYST TECHNOLOGIES, INC.
                            ------------------------


                                     INDEX



Part I.  Financial Information                                              Page No.
         -----------------------------------------------------------------  --------

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets --
                    December 31, 1997 and March 31, 1997                           2

                 Condensed Consolidated Statements of Operations --
                    Three Months Ended December 31, 1997 and
                    December 31, 1996 and Nine Months Ended
                    December 31, 1997 and December 31, 1996                        3

                 Condensed Consolidated Statements of Cash Flows --
                    Nine Months Ended December 31, 1997 and
                    December 31, 1996                                              4

                 Notes to Condensed Consolidated Financial
                    Statements                                                     5

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            8

         Item 3. Quantitative and Qualitative Disclosures About Market Risk       10

Part II. Other Information
         ----------------------------------------------------------

         Item 1. Legal Proceedings                                                11

         Item 2. Changes in Securities                                            11

         Item 3. Defaults upon Senior Securities                                  11

         Item 4. Submission of Matters to a Vote of Security Holders              11

         Item 5. Other Information                                                11

         Item 6. Exhibits and Reports on Form 8-K                                 11

         Signature                                                                12
         ---------

         Exhibit Index                                                            13
         -------------

                         PART 1 - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL  STATEMENTS


                                            ASYST TECHNOLOGIES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS)


                                                                              December 31,          March 31,
                                                                                 1997                  1997
                                                                           --------------       ----------------
                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $ 43,149                $11,021
     Short-term investments                                                        32,869                  1,000
     Accounts receivable, net                                                      28,559                 35,259
     Inventories, net                                                              21,899                 18,609
     Prepaid expenses and other current assets                                     14,070                 12,626
     Net assets of discontinued operations                                              -                  2,749
                                                                           --------------       ----------------

           Total current assets                                                   140,546                 81,264

Property and equipment, net                                                        10,764                 10,363
Other assets, net                                                                   2,087                  2,452
                                                                           --------------       ----------------

                                                                                 $153,397                $94,079
                                                                           ==============       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $  8,996                $13,392
     Accrued liabilities                                                           14,838                 10,205
     Customer deposits                                                              2,083                  2,968
     Income taxes payable                                                           3,847                  2,510
     Net liabilities of discontinued operations                                       743                      -
                                                                           --------------       ----------------

           Total current liabilities                                               30,507                 29,075
                                                                           --------------       ----------------

Shareholders' equity:
     Common stock                                                                 113,782                 66,945
     Retained earnings (deficit)                                                    9,108                 (1,941)
                                                                           --------------       ----------------

           Total shareholders' equity                                             122,890                 65,004
                                                                           --------------       ----------------

                                                                                 $153,397                $94,079
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

                                                     ASYST TECHNOLOGIES, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED: IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended                          Nine Months Ended
                                                             December 31,                               December 31,
                                                       1997                1996                  1997                  1996
                                                     ---------           ---------            -----------            ---------
Net sales                                             $ 42,310           $ 36,432             $ 120,308              $ 102,665
Cost of sales                                           23,374             22,396                67,276                 60,863
                                                     ---------           ---------            -----------            ---------

Gross margin                                            18,936             14,036                53,032                 41,802

Operating expenses:
     Research and development                            3,350              2,307                 9,388                  6,176
     Selling, general and administrative                 8,541              7,215                25,595                 20,650
     In-process research and development of
      acquired business                                      -              1,335                     -                  1,335
                                                     ---------           ---------            -----------            ---------

        Total operating expenses                        11,891             10,857                34,983                 28,161

Operating income                                         7,045              3,179                18,049                 13,641
Other income, net                                        1,095                194                 2,090                    505
                                                     ---------           ---------            -----------            ---------
Income from continuing operations
   before income taxes                                   8,140              3,373                20,139                 14,146

Provision for income taxes                               2,930              1,680                 7,250                  5,573
                                                     ---------           ---------            -----------            ---------
Income from continuing operations                        5,210              1,693                12,889                  8,573

Discontinued Operations:
     Loss from operations of Asyst Automation,
        Inc., net of applicable income tax benefit           -             (4,763)                    -                 (6,092)
     Loss from closure of Asyst Automation,
        Inc., net of applicable income tax benefit      (1,840)            (8,573)               (1,840)                (8,573)
                                                     ---------           ---------            -----------            ---------
Net income (loss)                                     $  3,370           $(11,643)             $ 11,049              $  (6,092)
                                                     =========           =========            ===========            =========
Weighted average common and common share
   equivalents used in the calculation of:
     Basic earnings per share                           11,925             10,368                11,129                 10,189
     Diluted earning per share                          12,853             10,519                11,882                 10,414

   Basic Earnings Per Share:
     Income per share from continuing operations      $   0.44           $   0.16              $   1.16             $      .84
                                                     =========           =========            ===========            =========
     Net income (loss) per share                      $   0.28          $   (1.12)             $    .99             $     (.60)
                                                     =========           =========            ===========            =========
   Diluted Earnings Per Share:                                                                                          10,189
     Income per share from continuing operations      $   0.41          $    0.16              $   1.08             $      .82
                                                     =========           =========            ===========            =========
     Net income (loss) per share                      $   0.26          $   (1.11)             $    .93             $     (.58)
                                                     =========           =========            ===========            =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              ASYST TECHNOLOGIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited: In thousands)

                                                                            Nine Months Ended
                                                                               December 31,
                                                                          1997               1996
                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $ 11,049          $  (6,092)
    Adjustments to reconcile net income (loss)
       to net cash provided by (used by)
       operating activities:
           Depreciation and amortization expense                           3,282              1,972
           Loss from  discontinued operations                                  -              4,763
           Loss on disposal of discontinued operations                     1,840              8,573
           Change in net assets or liabilities of
              discontinued operations                                      1,652             (3,331)
           Decrease in provision for doubtful accounts                    (1,611)                 -
           Tax benefit associated with employee stock
              option plan                                                    860                  -
           Write-off of in-process research and development
              of acquired business                                             -              1,335
    Changes in current assets and liabilities:
           Accounts receivable                                             8,311             (2,787)
           Inventories, net                                               (3,290)               (94)
           Prepaid expenses and other current assets                      (1,444)            (2,105)
           Accounts payable                                               (4,396)            (1,457)
           Accrued liabilities                                             4,633              4,484
           Customer deposits                                                (885)            (5,136)
           Income taxes payable                                            1,337             (1,784)
                                                                     -------------      -------------

                   Net cash provided by (used by)
                      operating activities                                21,338             (1,659)
                                                                     -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                             (3,290)            (3,307)
    Purchase of short-term investments, net                              (31,869)                 -
    Decrease in other assets                                                 (28)              (907)
                                                                     -------------      -------------

                   Net cash used by investing
                      activities                                         (35,187)            (4,214)
                                                                     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                              45,977              1,110
                                                                     -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          32,128             (4,763)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          11,021             14,019
                                                                     -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 43,149            $ 9,256
                                                                     =============      =============



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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 1997 included in its Form 10-K.


CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash and cash equivalents. The carrying value of cash equivalents approximates their current fair market value.


SHORT-TERM INVESTMENTS

Short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. Under the guidelines of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all such investments have been classified as "available-for-sale" and are carried at fair market value, with unrealized holding gains and losses, net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income, net, on the accompanying condensed consolidated statement of operations. The cost of investments sold is based on specific identification.


INVENTORIES

Inventories are stated at the lower of cost or market and include materials, labor and manufacturing overhead costs. Inventories of continuing operations consist of:


                                           December 31, 1997  March 31, 1997
                                           -----------------  --------------
Raw material                                      $17,132         $16,302
Work-in-process and finished goods                  4,767           2,307
                                                  -------         -------
                                                  $21,899         $18,609
                                                  =======         =======

COMMON STOCK SPLIT

On July 21, 1997, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend. The stock dividend was paid on August 22, 1997 to the holders of record on August 1, 1997. All share and per share data, including common stock equivalents, have been adjusted to give effect to the split.


EARNINGS PER SHARE

Earnings per share has been reported based upon Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, using the treasury stock method.


PROVISION FOR INCOME TAXES

Income tax expense for the three month and nine month periods ended December 31, 1997 and December 31, 1996, includes a provision for federal, state and foreign taxes based upon the annual estimated effective tax rates applicable to the Company and its subsidiaries for the year.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components. SFAS No. 130 will become effective for the Company's year ending March 31, 1999. SFAS No. 130 will not have a material impact on the Company's financial statement.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will become effective for the Company's year ending March 31, 1999. SFAS No. 131 will not have a material impact on the Company's financial statement disclosure.


DISCONTINUED OPERATIONS

In January 1997, the Company adopted a formal plan to cease operations of its subsidiary, Asyst Automation, Inc., (AAI) by the end of September 1997. The operations of AAI ceased on September 30, 1997. The decision was based upon the subsidiary's lack of ability to profitably manufacture and sell the automation products that were acquired as part of the purchase of Proconics International, Inc. in October 1994. Accordingly, AAI has been accounted for as a discontinued operation in the accompanying financial statements. The losses reported from discontinued operations for the three and nine month period ended December 31, 1996 were $4,763 and $6,092, respectively, net of an income tax benefit of $2,175 and $3,247, respectively. The loss reported from the closure of the subsidiary for both the three and nine month periods ended December 31, 1997 was $1,840 net of an income tax benefit of $1,035. The loss reported from the closure of the subsidiary for both the three and nine month periods ended December 31, 1996 was $8,573 (net of an income tax benefit of $4,822) including anticipated operating loss of $1,095 (net of income tax benefit of $616) during the closure period. Net assets of the subsidiary at March 31, 1997 consisted primarily of trade receivables, inventory and property, plant and equipment. Net liabilities of the subsidiary at December 31, 1997 consisted primarily of the ongoing warranty reserves, net of the realizable value of trade receivables, inventory and property, plant and equipment assumed by Asyst Technologies, Inc., following the closure of AAI on September 30, 1997.

ACQUISITION OF RADIANCE SYSTEMS INCORPORATED

On November 15, 1996 the Company purchased Radiance Systems Incorporated (RSI), a developer and supplier of software products to be used in the semiconductor manufacturing industry, by acquiring all of the outstanding stock of RSI in exchange for 259,480 shares of common stock (adjusted for the August 1997 two-for-one stock dividend) of the Company. The total purchase price was approximately $2.4 million and was accounted for using purchase accounting in the quarter ended December 31, 1996.

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


PRIVATE PLACEMENT

On September 30, 1997, the Company completed a private placement of one million unregistered shares of its common stock at $42.92 per share to a group of mutual funds managed by a single, large institutional management firm, generating net proceeds to the Company of $42.9 million. The Company filed a registration statement with the Securities Exchange Commission on Form S-3, which became effective on December 1, 1997, for the resale of the securities. The proceeds from such private placement augmented the Company's working capital.


RELATED PARTY TRANSACTION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those contained in the Company's Registration Statement on Form S-3 filed with the Securities Exchange Commission on November 17, 1997, as amended.

RESULTS OF OPERATIONS
---------------------

Net sales. Net sales increased from $36.4 million for the three months ended December 31, 1996, to $42.3 million for the three months ended December 31, 1997. Net sales for the nine months ended December 31, 1997 were $120.3 million which represents a 17.1 percent increase over the same period in the prior year. The increases are due primarily to increased sales of Load Port Products
(LPP), which represent 43.9 percent of sales, for the nine months ended December 31, 1997, compared to 16.6 percent of sales for the same period last year and an increase in sales across various other product lines of the Company. International sales for the Company increased from $19.4 million, or
53.2 percent of net sales during the three months ended December 31, 1996, to $26.5 million, or 62.6 percent of net sales during the three months ended December 31, 1997. For the nine month periods ended December 31, 1996 and
1997, respectively, international sales increased from $58.0 million, or 56.5 percent of net sales, to $77.8 million, or 64.7 percent of net sales. International sales by region for the nine month period ended December 31, 1997 are summarized as follows:

         Geographic           Net Sales                Percentage of
           Region           (in millions)                Net Sales
        ------------      -----------------       -----------------------
        Taiwan                 $ 57.4                        47.7%
        Japan                  $  9.1                         7.6%
        Singapore              $  7.7                         6.4%
        Europe                 $  3.5                         2.9%
        Korea                  $  0.1                         0.1%
                          -----------------       -----------------------
                               $ 77.8                        64.7%
                          =================       =======================

The increase in international sales is being driven largely by repeat sales to customers in Taiwan for both new capacity and retrofit projects. The Company's results of operations have not been adversely affected by currency exchange rates because the Company has invoiced substantially all of its international sales in United States dollars. However, there can be no assurance that the Company's results of operations will not be adversely affected by such fluctuations in the future. A substantial portion of the Company's international sales are to customers in the Asia Pacific region. The economies of those countries have been in turmoil during the last several months. While the Company has not experienced any significant cancellations or delays in orders from that region, there can be no assurance that the economic problems of the region and its related impact on the economies of the areas served by the Company will not result in future cancellations or delays in orders.

Gross Margin. Gross margin increased from 38.5 percent for the three months ended December 31, 1996, to 44.8 percent for the three months ended December 31, 1997. Gross margin during the nine months ended December 31, 1997 increased to 44.1 percent from 40.7 percent during the nine months ended December 31, 1996. The increase in gross margin resulted from improved production scheduling and cost reduction efforts, particularly in its Load Port Product (LPP) line. The Company expects that its gross margin will continue to fluctuate in the future as product mix varies and new 300mm products are introduced. While it is the goal of the Company to improve gross margins as a percentage of net sales in the future through reduction of manufacturing costs and other inefficiencies in the Company's distribution system, there can be no assurance that such improved margins can be realized through such efforts or that margins may not be negatively affected by other factors such as those contained in the Company's Annual Report on Form 10-K for the fiscal year end March 31, 1997.

---------------------------------

Research and development. Research and development expenses increased from $2.3 million, or 6.3 percent of net sales, during the three months ended December 31, 1996, to $3.4 million, or 7.9 percent of net sales, during the three months ended December 31, 1997. Research and development expenses increased from $6.2 million, or 6.0 percent of net sales, during the nine months ended December
31, 1996, to $9.4 million or 7.8 percent of net sales for the same period ended December 31, 1997. The increase is due primarily to increases in staffing and personnel related expenses and other costs driven by the Company's continuing development of new products and product enhancements. The Company expects that its research and development costs will increase in future periods, but will fluctuate as a percentage of net sales.

Selling, general and administrative. Selling, general and administrative expenses increased from $7.2 million, or 19.8 percent of net sales, during the three months ended December 31, 1996, to $8.5 million, or 20.2 percent of net sales, during the three months ended December 31, 1997. This increase is primarily due to an increase in staffing and personnel related expense for the Company's newly created sales and service operation in Japan. Selling, general, and administrative expenses increased from $20.7 million, or 20.1 percent of net sales, during the nine months ended December 31, 1996, to $25.6 million, or
21.3 percent of net sales, during the nine months ended December 31, 1997. Most of the increases resulted from the Company's continued expansion of its sales, general and administrative efforts, including the hiring of additional personnel, in order to support and promote the growth of the Company. The increase in selling, general and administrative expenses as a percentage of net sales for the nine month period ended December 31, 1997 over the same period in the prior fiscal year is related to the timing of the ramp up of Asyst Software, Inc. during the second, third and fourth quarters of the prior fiscal year and the newly created sales and service operation in Japan. The Company expects that selling, general and administrative spending will increase in future periods, although the spending may vary as a percentage of net sales.

Other income, net. Other income, net, increased from $0.2 million during the three months ended December 31, 1996 to $1.1 million during the three months ended December 31, 1997. Other income, net, increased from $0.5 million during the nine months ended December 31, 1996 to $2.1 million during the nine months ended December 31, 1997. The increases in other income, net, resulted from higher average cash and cash investments available during the periods and an increase in royalty income under a manufacturing license agreement. The Company expects royalty income to decrease in the future as current license agreements expire.

Provision for income taxes. The Company's effective income tax rate decreased from 49.8 percent for the three month period ended December 31, 1996 to 36.0 percent during the three month period ended December 31, 1997. The effective tax rate was decreased from 39.4 percent for the nine month periods ended December 31, 1996 to 36.0 percent for the nine month period ended December 31, 1997. The decrease in the effective tax rate for the three and nine month periods then ended is due entirely to the nondeductible effects of write-off of in-process research and development costs related to the acquisition of Radiance Systems, Inc. in the third quarter of fiscal year 1997.

Discontinued operations. In the third quarter of fiscal year 1997, the Company adopted a formal plan to close Asyst Automation, Inc., by September 30, 1997. The losses reported from discontinued operations for the three and nine month periods ended December 31, 1996 were $4.8 million and $6.1 million, respectively, net of an income tax benefit of $2.2 million and $3.2 million, respectively. The loss reported from the closure of the subsidiary for both the three and nine month periods ended December 31, 1996 was $8.6 (net of an income tax benefit of $4.8 million) including anticipated operating loss of $1.1 million (net of income tax benefit of $1.0 million) during the closure period. In the third quarter of fiscal year 1998, management determined that an additional loss of $1.8 million, net of $1.0 million income tax benefit, was required to be recognized in conjunction with the closure of Asyst Automation, Inc. This resulted because of higher cost related to ongoing warranty activities and contractual obligations for periods longer than originally estimated. These amounts have been reported as losses from the closure of the subsidiary for both the three and nine month periods ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1997, the Company had approximately $43.1 million in cash and cash equivalents and approximately $110.0 million of working capital. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. As of December 31, 1997, there were no outstanding borrowings against the line of credit and the Company was in compliance with all the covenants required by the bank. Interest is at the bank's prime rate.

Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations. The functional currency of the Company is the US dollar. To date, the impact of currency translation gains or losses has not been material to the Company's sales or results of operations.

The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash and cash equivalents, cash generated from operations and existing sources of working capital will be adequate to finance its operations for the foreseen future.


YEAR 2000 SOFTWARE EXPOSURE
---------------------------

The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making the Company's internal-use software applications Year 2000 compliant. In general, the Company expects to resolve the Year 2000 issues through planned replacement upgrades of its software applications. Although management does not expect Year 2000 issues to have a material impact on its business of future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                         PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak"), alleging infringement of two patents related to the Company's SMART - Traveler System. The Company has amended its Complaint to allege cause of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants have counter-sued, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak have also alleged that the Company has violated federal antitrust laws. The Company has denied these allegations. The Company has settled its dispute as to Empak only, which has been dismissed from the suit. The remaining defendants have brought an action for summary determination that they do not infringe the patents. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.   OTHER INFORMATION

None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

     27.1   Financial Data Schedule

b) Form 8-K

     On October 10, 1997, the Company filed a Form 8-K relating to the private placement of 1,000,000 shares of common stock on September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ASYST TECHNOLOGIES, INC.



Date:    February 9, 1998       By:    /s/ Douglas J. McCutcheon
      -----------------------       ----------------------------
                                     Douglas J. McCutcheon
                                     Senior Vice President
                                     Chief Financial Officer

                                     Signing on  behalf of  the registrant
                                     and as the principal accounting and
                                     financial officer

                                 EXHIBIT INDEX


                                                      Sequential
                                                      Page
Exhibit Number    Description of Exhibit              Number
--------------    ----------------------              ------

   27.1           Financial Data Schedule               15