Form 10-K405
period 1998-03-31
ASYST TECHNOLOGIES INC /CA/
filed 1998-06-29
CIK 909326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE YEARLY PERIOD ENDED MARCH 31, 1998

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              FOR THE PERIOD FROM APRIL 1, 1997 TO MARCH 31, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  There were 12,080,452 shares of No Par Value Common Stock outstanding as of June 22, 1998. The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the Common Stock on June 22, 1998 was approximately $155,535,820.

                      DOCUMENTS INCORPORATED BY REFERENCE

   PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS
                                    REPORT:
     Definitive Proxy Statement in connection with 1998 Annual Meeting of
                                 Shareholders
                           (Part III of this Report)

  The 1998 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

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

  Most of the Company's minienvironment systems are based on the utilization of SMIF ("Standard Mechanical InterFace"). SMIF is an industry standard mating "port" that, when implemented, creates a common methodology for transferring products between minienvironments and sealed containers. The SMIF standard was originally proposed by Hewlett-Packard Company in 1984. Asyst, which was formed in 1984, pioneered the early development of SMIF technology for the semiconductor industry.

  The Company's Asyst-SMIF(TM) System family of isolation technology products is an integrated system consisting of sealed wafer cassette containers, processing equipment enclosures (minienvironments) and related robotic transfer equipment. The Company also offers the SMART-Traveler(TM) System, which includes software and electronic display and communications devices and enables semiconductor manufacturers to track wafers and reduce misprocessing and misrouting during the production of integrated circuits. The Company's subsidiary, Asyst Software, Inc. ("ASI"), founded in 1996, is dedicated to the development of software products for equipment communications and automated material handling, identification and tracking. Utilizing a combination of open systems software and integration services, ASI is focused on providing standard-based factory automation solutions, customer-focused software products and formal systems integration processes.

  Advances in electronics technology in recent years have resulted in increasingly sophisticated integrated circuits (ICs) based on submicron geometries and complex manufacturing processes. In order to produce these semiconductors at acceptable yields, manufacturers must meet increasingly stringent requirements for cleanliness and material control in the semiconductor production facility. Semiconductor manufacturers generally have sought to meet these requirements through the increasingly costly process of improving the uniform level of cleanliness of the entire cleanroom. Asyst, however, believes that its minienvironment approach, by focusing on control of the environment in the immediate vicinity of the in-process wafers and the processing equipment, provides semiconductor manufacturers with an efficient and cost-effective way to achieve very high levels of cleanliness. A minienvironment-based cleanroom, for example, requires less air handling equipment and therefore can be constructed at a significantly lower cost than a conventional cleanroom. In addition, semiconductor manufacturers are able to more effectively respond to changing product and process requirements in a minienvironment-based cleanroom, as equipment can be added or modified with less disruption of ongoing production processing.

  The Company sells its products worldwide directly to semiconductor manufacturers who are either upgrading existing manufacturing facilities or who are constructing new facilities. The Company's principal customers have included Applied Materials Inc., Chartered Semiconductor Manufacturing, Ltd. ("Chartered"), Cypress Semiconductor Corporation ("Cypress"), Hyundai Electronics America, International Business

Machines Corporation ("IBM"), Integrated Design Technology, Inc., LAM Research Corporation, KLA-Tencor, Macronix International, Ltd., Phillips Electronics N.V. ("Phillips"), Symbios Logic, Inc. ("Symbios"), Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), Silicon Valley Group, VLSI Technology, Inc., Windbond Electronics Corporation and Zilog, Inc. In addition, ASI provides products and services to assist original equipment manufacturers ("OEMs") with the integration of SMIF material handling and automated material identification systems. The Company distributes its products in Japan through an agreement with Innotech. See "--Customers" and "--Sales and Marketing."

BACKGROUND

  A decade ago, ICs generally incorporated feature sizes of three microns or more and were typically manufactured with processes involving approximately 100 steps. Today, semiconductor companies manufacture much more complex ICs by incorporating feature sizes of 0.25 micron and using more sophisticated processes with up to 500 or more steps. In addition, recently developed IC design and verification techniques have enabled semiconductor companies to rapidly design and manufacture semi-custom and custom products addressing specific customer requirements. Instead of producing high volumes of a small number of standard products, many of today's facilities are typically required to produce varying volumes of a large number of products and to adapt readily to changing customer and market requirements.

  As the costs and complexity of semiconductor production have increased, certain aspects of the semiconductor manufacturing process have become increasingly important. Some of these are as follows:

  . Need for Higher Levels of Cleanliness and Contamination Control

  Semiconductors must be manufactured in a clean environment in order to prevent contamination by particles as wafers are processed into finished product. Particles on the wafer surface can result in defective devices, adversely affecting the manufacturer's overall yield, the percentage of the original integrated circuits processed that are of sufficient quality to be sold. As feature sizes shrink and as chip densities and the number of process steps increase, the risks posed by particle contamination become much greater. During the 1980s, semiconductor manufacturers could typically satisfy their contamination level requirements with cleanrooms certified as Class 100 (i.e., no more than 100 particles of 0.1 micron diameter or larger per cubic foot of air) or higher. The cleanrooms required to manufacture today's most advanced ICs generally must achieve Class 1 cleanliness level (i.e., no more than 1 particle of 0.1 micron diameter or larger per cubic foot of air), as well as maintain stringent control of temperature and humidity. In addition, certain advanced semiconductor manufacturing processes require not only control of particulate contamination, but also control of contamination caused by water vapor, oxygen and trace chemicals that are present in normal cleanroom air.

  Semiconductor manufacturers have generally addressed the increased need for cleanliness and contamination control through the construction of more advanced cleanrooms, which improve the uniform level of cleanliness within the entire cleanroom. Such advanced facilities typically require the isolation of manufacturing personnel in expensive and highly constraining cleanroom garments that reduce, but do not completely eliminate, the generation of particles and other contamination from human activity. Some utilize varying degrees of automation to further minimize operator activity and related contamination. Despite advances in cleanroom technology, however, the presence of production personnel and the conduct of activity within a facility continue to result in the introduction of contaminants during the production process, typically in sudden events referred to as "particle bursts." These particle bursts are often generated in the vicinity of in-process wafers in connection with manual loading and unloading of wafer cassettes into and out of processing equipment and can cause temporary contamination levels of Class 1000 or greater at the wafer surface level. Although high levels of cleanliness can in principle be obtained in a state-of-the-art cleanroom, control of contamination at the wafer surface level remains difficult due to such locally generated contamination. Minimizing the adverse effects of these events and controlling the generation of contaminants within the cleanroom present an increasing challenge for semiconductor manufacturers.

  . Need to Improve Facility Utilization

  The rapid pace of advances in semiconductor technology has led to shorter semiconductor product and production facility life cycles. Semiconductor manufacturing facilities constructed in the mid-1980s to process a limited number of standard products with three micron geometries must be substantially refurbished in order to produce numerous, sub-micron products at acceptable yields. Such refurbishment typically requires the entire manufacturing facility to be shut down for weeks or months, thereby resulting in a loss of revenue to the manufacturer. In addition, the introduction of new products and processes to address new market conditions can require the manufacturer to halt production temporarily while it adjusts its manufacturing flow and processes in response to shifting product mix and surges in customer demand. Faced with the prospect of continuing advances in semiconductor technology, most semiconductor manufacturers need the ability to upgrade existing facilities and construct new facilities in a manner that allows for better ongoing facility utilization.

  . Need for Greater Manufacturing Control

  As the manufacturing process has become more complicated and ICs have become more complex, the possibility and cost of human error has increased. The VLSI fabrication process typically requires human operators to move batches of silicon wafers carried in cassettes through over one hundred pieces of processing equipment in which over 500 different processing steps are performed during a four to twelve week period. In addition, semiconductor manufacturers are increasingly producing multiple ICs in the same manufacturing facility, thereby requiring more sophisticated methods of precise wafer control. Examples of human error range from misplacing a cassette, thereby delaying processing, to incorrectly processing a cassette of wafers, thereby ruining the wafers. The cost of misprocessing errors can be significant, given that a typical cassette of 25 wafers being processed in a state-of-the-art facility can contain finished product worth from $25,000 to $500,000 or more.

  . Need to Control Escalating Cleanroom Costs

  The cost of construction of cleanrooms has increased dramatically from approximately $500 per square foot in the early 1980s to over $2,000 per square foot currently. This cost increase is due significantly to increased costs associated with the infrastructure and equipment required for moving and environmentally conditioning millions of cubic feet of air every minute. For example, a typical 40,000 square foot Class 1 cleanroom requires the circulation and filtration of over four million cubic feet of air every minute. Total construction costs alone for such a cleanroom are often in excess of $100 million, and operating costs for air handling typically exceed $1 million per year.

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

  First, Asyst-SMIF Systems can significantly reduce contamination by using minienvironments to protect the in-process wafers and processing equipment from exposure to particle bursts caused by human handling of cassettes and migration of contaminants from elsewhere in the cleanroom. Thus, rather than attempt to achieve and maintain uniformly high levels of cleanliness and contamination control throughout the entire facility, the Asyst-SMIF minienvironment system provides ultraclean contamination control in the immediate vicinity of the wafers and the process equipment.

  Second, the Asyst-SMIF solution affords manufacturers the opportunity to significantly reduce capital expenditures associated with the construction of new cleanrooms or the upgrade of existing cleanrooms. A minienvironment-based cleanroom requires less air handling equipment and therefore can be constructed at a significantly lower cost than a conventional cleanroom. In the case of an existing cleanroom, the Asyst solution makes it possible to upgrade the cleanroom to state-of-the-art cleanliness with minimal disruption of production, at much lower expense than would be required for a complete retrofit or the construction of a new cleanroom.

  Third, an Asyst-SMIF System can reduce the cost of operating the semiconductor manufacturing facility both by reducing the amount of clean air volume required to maintain acceptable contamination levels in the cleanroom and by reducing costs associated with the gowning of operating personnel.

  Last, the Asyst-SMIF System enhances facility flexibility. Semiconductor manufacturers are able to more effectively respond to changing product and process requirements, as equipment can be added or modified with much less disruption of ongoing production processing within the cleanroom. This mitigates the need to shut down the entire facility in order to add or rearrange equipment.

  The Company offers a range of products to address the varying requirements of its customers for minienvironments and manufacturing control systems. The Company's current Asyst-SMIF System, SMART-Traveler System and Asyst software products are as follows:

 Asyst-SMIF System Products

  The Asyst-SMIF System consists of three main components: (i) the SMIF-Pod(TM), used for storage and transport of wafer cassettes; (ii) the SMIF-Enclosure(TM), which provides an ultra clean minienvironment via a custom chamber built around the processing equipment; and (iii) the SMIF-I/O(TM) ("input/output") products including Arms, Indexers, LPI/LPT and related products, which transfer the cassette from the SMIF-Pod into the process tool and/or SMIF-Enclosure. In addition to its standard Asyst-SMIF System products, the Company also offers its advanced SMIF-E(TM) System, which provides the capability to store, transport and transfer the product in an inert gas. The Company has developed a library of Asyst-SMIF System configurations to cover nearly 500 different models of processing equipment. To date, the Company has installed over 8,000 SMIF I/Os and supplied over 150,000 SMIF-Pods to its customers. A fully-equipped semiconductor manufacturing facility with an output of 20,000 wafers per month would typically include approximately 2,000 SMIF-Pods, 300 SMIF-I/Os and 200 SMIF-Enclosures, with an aggregate price to the customer of between $5 million and $10 million.

  . SMIF-Pod

  The Asyst SMIF-Pod is a sealed polycarbonate container for products, typically cassettes of wafers, which provides contamination control (Class 1 or better) during transport and storage. A WaferLock(TM) protects the wafers against movement or vibration during transport. A replaceable InnerShield liner protects the wafer by maintaining an ultra-pure environment around the product. The SMIF-Pod components are constructed from materials chosen specifically for their low particulate generation and low organic outgassing. The Company's SMIF-Pod family currently includes SMIF-Pods for 125mm, 150mm, 200mm and 300mm wafers, reticles (single and multiple), flat panel displays and rigid disks. SMIF-Pods are typically priced between $200 and $400, depending upon the model.

  . SMIF-Enclosure

  The SMIF-Enclosure is a specially constructed chamber that surrounds a particular piece of process equipment in the wafer fabrication facility. Options include a dedicated fan filter unit for air handling, as well as a temperature and humidity control system. For most facilities, the SMIF-Enclosures are typically floor mounted and include dedicated air handling units. SMIF-Enclosures are typically priced between $3,000 and $100,000, depending on the level of complexity. The Company has also provided enclosures for non-SMIF semiconductor and hard disk drive applications.

  . SMIF-Arm

  The SMIF-Arm is a fully automated robotic transfer system designed to remove a cassette from a SMIF-Pod and load it into the processing equipment without exposing the cassette to ambient facility air. The SMIF-Arm is available for the processing of 100mm, 125mm, 150mm and 200mm wafers. In addition, the Company offers an advanced version of the SMIF-Arm, the LPT/LPI, which extends SMIF-based particle control and automation capabilities to loadlock production equipment with recessed process chambers, such as chemical vapor deposition and ion implant equipment. SMIF-Arms are typically priced between $22,000 and $55,000, depending on the model.

  Another part of the SMIF-Arm group of products is the SMIF-Indexer INX-2200(TM) and SMIF-LPO(TM) which are OEM products that enable process equipment manufacturers to integrate SMIF-Pod-based cassette loading and unloading into their semiconductor processing equipment. The SMIF-Indexer integrates a SMIF port with an indexer function; it enables process equipment with Z-axis picking mechanisms to load and unload wafers with random access capability. With its laser-based wafer detector features, improperly seated wafers within a cassette are automatically reseated before cassettes are loaded into the SMIF-Pod. The SMIF-Indexer and SMIF-LPO also have built in SMART-Traveler capability. The Company also has developed a new Indexer for flat panel displays. The SMIF-Indexer prices range between $8,000 and $19,000, depending on the model.

  . SMIF-E

  The Asyst SMIF-E System is an advanced inert gas encapsulation version of the Asyst-SMIF System. The standard SMIF-Pod is inter-changeable in conventional (clean-air) SMIF and SMIF-E applications. The SMIF-Arm family of products are modified with a patented gas injection and control system capability to enable SMIF-E functionality at specific locations as needed. The SMIF-Enclosure may also be modified with inert gas recirculating, monitoring and control capability to enable SMIF-E functionality within specific processing equipment enclosures. SMIF-E capability can add between $15,000 to $50,000 to SMIF-Arm and SMIF-Enclosure selling prices, depending on features.

  . SMIF-300(TM)

  The Asyst SMIF-300 product series offers integrated solutions that will easily navigate through a technology transition from 200mm to 300mm. The SMIF-300 products are designed to be used as "building blocks" by equipment suppliers to integrate 300mm wafer handling and buffering to their process tools, as well as IC manufacturers designing mini-stocking solutions to their 300mm factories.

  The Asyst SMIF-Pod 300 is a 25 wafer capacity front-opening unified pod ("FOUP") which leverages the experience and proprietary technology of Asyst's SMIF-Pod product family, delivering a clean, reliable and cost-effective wafer carrier solution for 300mm wafer fab customers. The SMIF-300SL(TM) (Spin Load) and wafer mapping are two new productivity enhancement options that are available to the SMIF-300FL(TM) (Front Load) I/O system. The SMIF-300SL, a rotating port plate option, offers cost savings realized by using a simple robotic solution and by reducing the tool's footprint by up to 10 percent. The wafer mapping option graphically displays results and detects the location of wafers, as well as the location between any two adjacent slots.

  In addition, Asyst offers the Asyst SMIF-300 Wafer Management System(TM)
(WMS), and the Asyst SMIF-300RL(TM) (Ready Load)--the industry's first 300mm buffering system. All 300mm systems are compatible with both 13 wafer and 25 wafer FOUP, provide a better-than-Class 1 at 0.1^m wafer environment, and comply with all SEMI standards and I300I guidelines.

 SMART-Traveler System

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

  The Asyst SMART-Traveler System allows semiconductor manufacturers to reduce manufacturing errors by significantly decreasing the opportunities for operator-associated misprocessing during the production process. Conventional paper traveler and bar-code based systems rely on operator interpretation and input, and thus are prone to human error. Reliance on operator control is substantially reduced by the SMART-Traveler System, thereby improving factory yields.

  The SMART-Traveler System also improves manufacturing efficiency by providing real-time information to the operator on the manufacturing floor about the disposition and destination of the wafers inside each SMIF-Pod. Unlike paper travelers or bar-code based systems, operators are not required to manually enter or obtain process information from computer terminals prior to loading the process equipment. Operator efficiency is improved because the SMART-Traveler System automatically verifies that the SMIF-Pod is at the correct processing location. Efficiency is improved in managing the wafers in SMIF-Pods that are in SMART-Storage(TM) since the SMART-Traveler System automatically keeps track of the location of each SMIF-Pod.

  The Company's SMART-Traveler System consists of three main components: (i) the SMART-Tag, used for storing, displaying and communicating wafer cassette level information; (ii) MicroStation(TM) Controller (MSC), used for controlling and communicating the disposition of the wafer cassette at processing equipment stations; and (iii) SMART-Storage, used for managing wafers in SMIF-Pods while in storage. In addition, the Company provides software to communicate from the SMART-Traveler System to the factory-wide host system and to individual pieces of processing equipment.

  . SMART-Tag

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

  Attached directly to a SMIF-Pod or lot box, the SMART-Tag carries information relevant to the wafers inside the carrier, including wafer identification, lot identification, process specifications and next process step information. The information included in the SMART-Tag's memory is automatically compared to each process equipment to the factory host computer system to ensure the lot is at the right process tool with the correct recipe. After each process step the SMART-Tag is automatically updated with the next process step.

  The LCD display on the SMART-Tag provides operators with specific instructions regarding process step and equipment destination for the particular wafers inside that wafer carrier. Upon placement of the SMIF-Pod wafer carrier onto a SMIF-I/O, the SMART-Tag communicates with the MSC through an infra-red probe embedded in each SMIF-I/O.

  . SMART-Comm(TM)

  The SMART-Comm is a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor fabs by optimizing communications and minimizing hardware and software layers. The SMART-Comm connects process equipment, SMIF I/Os, automated material and operator identification systems, signal towers and other devices to the Manufacturing Enterprise System ("MES") Local Area Network ("LAN") using High-Speed SECS Messaging Services (SECS). The SMART-Comm is used by SMIF and non-SMIF fabs as well as OEMs to provide connectivity and protocol converting solutions. The SMART-Comm is priced at approximately $3,700.

  . SMART-Storage(TM) Manager

  SMART-Storage Manager is an interactive system built around a personal computer and a network of controllers and communication probes that provides work-in-process control and management of SMIF-Pods in storage racks or automated stockers. It monitors the physical storage locations of production cassettes and obtains information from SMART-Tags to create a real-time database. Each storage area computer links up to 256 rack-mounted storage trays, which store work-in-process between process steps and communicates via infra-red to the SMART-Storage computer. SMART-Storage is priced at approximately $70,000 to $90,000 per system depending on quantity.

  The management of SMIF-Pods in storage occurs through a system that involves nesting areas called Storage-Tray(TM). Storage-Trays have infrared sensors and are connected to a Storage-Controller and personal computer running software that communicates with the host system and with the SMART-Tag attached to each SMIF-Pod.

  The Company has interfaced the SMART-Traveler System to several host systems, including systems marketed by PROMIS Systems Corporation, Consilium and IBM's proprietary host Factory Control Systems. To date, the Company has sold over 80,000 SMART-Tags. A typical SMART-Traveler System for a 20,000 square foot semiconductor manufacturing facility has an aggregate price ranging from $2 million to $3 million.

 Asyst Software

  ASI's equipment automation and integration software solutions provide improved material control, line yield and cycle time abilities, as well as increased overall equipment effectiveness. In addition to automating the processing of each lot during the manufacturing cycle, the customizable software links directly to the semiconductor facility's ("fab") host system-- thereby providing users with the ability to pre-schedule material movement to specific process equipment. ASI's new SMART-Fab(TM) Suite of Windows NT-based products focuses on the unique requirements of the semiconductor fab. This suite includes SMART-Station(TM), which uses work flow and distributed object technology to rapidly automate fab equipment. Other SMART-Fab Suite products include SMART-Storage Manager and Global Lot Server(TM), which provide material staging, WIP management and global lot location. These products are compliant with existing and emerging industry standards that are currently being used around the world.

CUSTOMERS

  The Company's customers are primarily semiconductor manufacturers who are either constructing new manufacturing facilities or upgrading existing manufacturing facilities. The Company considers repeat business to be important to its success and strives to maintain close relationships with its customers. In addition to generating revenue for the Company through their repeat purchases, these customers can serve as reference accounts for potential new customers. The Company has won orders for repeat installation at many of its major customers, such as Chartered, IBM, Symbios and TSMC. At TSMC, the Company has completed an installation at one of its facilities, in which an older version of the Company's SMIF products were replaced with the Company's new LPTs and related products to upgrade the capacity and efficiency of the facility.

  As major customer projects are completed, the Company's business from such customers will decline substantially unless these customers undertake additional projects incorporating the Company's products. For example, sales of the Company's products to IBM, which accounted for approximately 48 percent and 44 percent of the Company's net sales during fiscal 1992 and 1993, respectively, declined to approximately 3 percent, 5 percent, and 11 percent of the Company's net sales during fiscal 1994, 1995 and 1996, respectively. In fiscal year 1998, IBM only represented 3 percent of the Company's net sales. During fiscal year 1996, 1997 and 1998, the Company's sales to TSMC accounted for approximately 21 percent, 14 percent and 31 percent, respectively, of the Company's net sales. If additional projects are not initiated by existing customers, the performance of the Company will depend on securing business from new customers. While the Company attempts to pursue new customers, there can be no assurance that the Company will be successful in its sales and marketing efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

  The Company's ten largest U.S. and international customers based on cumulative sales during fiscal 1996, 1997 and 1998 were:

  Chartered Semiconductor                 Taiwan Semiconductor
  Manufacturing, Ltd.                     Manufacturing Co. Ltd.
  Holtek Microelectronics, Inc.           Lam Research Corporation
  International Business Machines         Tokyo Electronics Ltd.
  Corporation                             WaferTech LLC
  ProMOS Technologies, Inc.               Winbond Electronics Corporation
  National Semiconductor

  Although the companies listed above represent Asyst's largest customers during the periods, and have all purchased products from the Company during the past twelve months, there can be no assurance that such companies will make significant purchases of the Company's products in the future. See "Risk Factors--Customer Concentration," "--Acceptance of Minienvironment Technology by Customers," "--Dependence on Semiconductor Industry," "--Risk of International Operations" and Note 2 of "Notes to Consolidated Financial Statements."

SALES AND MARKETING

  The Company sells its products principally through its direct sales force in the United States and other parts of the world. The Company markets its products to semiconductor manufacturers in Japan through its distributor relationship with Innotech. The Company's sales organization is based in Fremont, California, and domestic field sales personnel are stationed in Pennsylvania, Arizona and Texas.

  International sales, which consist mainly of export sales from the U.S., have accounted for approximately 48 percent, 57 percent and 64 percent of total sales for fiscal 1996, 1997 and 1998, respectively. The European market is supported through an office in the vicinity of Paris, France. The Asia/Pacific Region is supported through sales and service offices in Hsin-Chu, Taiwan, Singapore, Yokohama, Japan and Ansan, South Korea. (See Note 7 of "Notes to Consolidated Financial Statements" for a summary of international revenue by geographic area). The Company's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. The Company's international sales, however, are subject to certain other risks common to many technology export activities, such as the imposition of governmental controls, the need to comply with a variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, the greater difficulty in administering business overseas and general economic conditions. See "Risk Factors--Risks of International Operations."

  The sales cycle for a significant purchase of the Company's products is typically six to twelve months or longer and generally follows a lengthy evaluation, budgeting and approval process. An important element of the sales cycle consists of persuading potential customers that Asyst's solutions are superior, cost-effective and flexible approaches to their needs, and the Company's marketing effort includes extensive participation by the Company's senior management. The sales cycle begins with generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer's needs, a presentation to the customer, an equipment and airborne particulate contamination audit, a detailed economic and return on investment analysis, a further presentation to the customer, sign-off activities and contract finalization. During the sales cycle, the Company offers a performance audit on customer-selected pieces of processing equipment and limited installations of

SMIF products to demonstrate the benefits of Asyst's solution. The standard warranty period for the Company's products ranges between one and two years, depending on product and time of shipment. Warranty costs and product returns incurred over the last three fiscal years have not been material.

  An important part of the Company's marketing strategy has been the participation by the Company in key industry organizations such as SEMI SEMATECH and SEMI and attendance at events coordinated by the Semiconductor Industry Association. The Company believes that such participation serves to promote the acceptance of the Company's SMIF minienvironment approach in the semiconductor industry. In addition, the Company actively participates in industry trade shows and conferences and has sponsored symposiums with technology and business experts from the semiconductor industry.

SYSTEMS INTEGRATION

  After a sales contract for the Company's system products is finalized, Asyst's Systems Integration organization and OEM Applications are responsible for the engineering, procurement and manufacturing of SMIF-Enclosures and interfaces necessary to integrate SMIF-Products with the processing equipment. The organization provides system integration, installation, qualification of the Asyst-SMIF System and other services associated with the facility-wide integration of the minienvironment and Asyst-SMIF System.

  The Systems Integration and OEM Applications organizations are focused on understanding the customer's manufacturing methodology and actual production applications and developing customer-specific solutions. For retrofitting and upgrading existing facilities with the minienvironment and SMIF solution, the Systems Integration organization works with the customer's facilities and manufacturing personnel to develop programs, schedules and solutions to minimize disruption during the installation of the Company's products into the customer's facility. In the case of a new facility or tool design, the OEM Applications and Systems Integration organizations work with the customer's facility planners and operations personnel as well as with cleanroom designers, architects and engineers.

  In the case of OEM integration, the OEM Applications organization designs and integrates the SMIF components directly into the processing equipment. The OEM integration team works very closely with the OEM (equipment suppliers) to understand the process equipment and the processing requirements, then provides the customer with an optimized solution.

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts are focused on enhancing its existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. The Company's research and development expenditures were approximately $6.9 million, $8.6 million and $13.3 million during fiscal 1996, 1997 and 1998, respectively.

  The Company's research and development employees are involved in mechanical and electronic engineering, software development, microcontamination control, product documentation, and support. The Company's research and development facilities include a prototyping lab and a cleanroom used for product research, development and equipment demonstration purposes.

  Recent development efforts by the Company have focused on the direct integration of Asyst-SMIF System and SMART-Traveler System products with semiconductor process equipment, the expansion of the Company's OEM products to suit applications for multiple wafer diameters and self-contained environmental control, the extension of the SMART-Traveler System to provide direct equipment communication and control, various enhancements of the Company's SMIF-E products and the development of a logistical wafer management system. At ASI, the Company's product development efforts are focused on integrating peripheral devices on manufacturing equipment in a Windows-NT(TM) format. Semiconductor equipment and processes are subject to rapid technological change. The development of more complex ICs has driven the need for new facilities, equipment and processes to produce such devices at acceptable cost and yield. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products to meet customer needs and to develop and introduce new products which maintain technological leadership. There can be no assurance that the Company's product development efforts will be successful or that the Company will be able to respond effectively to technological change. See "Risk Factors--Dependence on New Products and Technologies."

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

  While the Company uses standard components whenever possible, most mechanical parts, metal fabrications and castings are made to the Company's specifications. The Company procures certain of the components and sub-assemblies included in its products from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. To date, the Company has been able to obtain adequate supplies of such components in a timely manner. However, disruption or termination of certain of these sources could have a temporary adverse effect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products if necessary. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships. See "Risk Factors--Dependence on Key Suppliers."

YEAR 2000 COMPLIANCE INITIATIVE

  What is commonly referred to as the "Year 2000 issue" arises because many computer systems use only two digits to represent the year portion of a date. As a result, these systems may fail to properly calculate dates and date-related computations at, around or after January 1, 2000, resulting in erroneous results or system failures.

  In conjunction with third-party expert consultants, the Company is assessing and addressing its potential exposures. With respect to its internal business systems, the Company is working with the third-party vendors of such systems to ensure Year 2000 compliance either exists today or will be achieved via vendor supplied upgrade in a timely manner. Critical systems will then undergo compliance testing. The Company's products which are sold to customers have and continue to be evaluated for Year 2000 compliance. Many have been found to be compliant today and others have been found to require modification to be compliant. Programs are in place and are being further developed to complete such modifications, for both future shipments and in the customer installed base. The costs of effecting such modifications are not yet estimable, but are believed to not be material. Also being addressed is the potential impact to the Company of non-compliance by suppliers, subcontractors, business partners and customers.

QUALITY IMPROVEMENT PROCESS

  The Quality Service Organization ensures that the products and systems developed and manufactured by the Company meets and/or exceeds customer satisfaction and established standards. This is accomplished through the Quality Improvement Process (QIP), Reliability and Safety Engineering activities, Quality Reporting, ISO 9001 Project, and process inspection activities. The QIP fosters an atmosphere that promotes improvement activities and empowers the employees of the Company. Design validation is ensured through the execution of Reliability and Safety Engineering activities. Quality Engineering provides guidance to technical staff and management on key opportunities which would benefit from continuous improvements. Statistical data and reports are used to drive these activities. Through the ISO 9001 Project, audits against documented systems are conducted and fed back for corrective actions. Inspection for incoming and outgoing quality is conducted to ensure that quality requirements are met.

COMPETITION

  The Company currently has direct competition in all of its businesses (minienvironments, Asyst-SMIF Systems, SMART-Traveler System products and software engineering). Most competitors remain dedicated to one of these product lines, enabling a focused engineering, manufacturing, and marketing effort. To the Company's knowledge, its primary source of competition from these competitors remains alternative approaches to solving the contamination and manufacturing control problems of the semiconductor manufacturing industry. The Company's ability to provide a more complete automation and wafer isolation solution provides a significant competitive advantage with respect to these competitors, but there can be no assurance that the competition's product offerings will not expand or that new competitors will not enter the Company's market.

  Significant direct competition currently exists from Jenoptik A.G. ("Jenoptik"), the dominant party in a small cartel of companies attempting to coordinate development and marketing of products for semiconductor fab automation and wafer isolation. Jenoptik's product offerings include 150mm, 200mm and 300mm SMIF systems, manufacturing control systems, and minienvironments. While Jenoptik's automation solution has been adopted on a limited basis within the Company's market, Jenoptik's marketing efforts continue to present a significant challenge for the Company, primarily due to the extensive engineering, manufacturing and marketing capabilities and potentially greater financial resources than those available to the Company.

  The Company believes that the principal competitive factors in its market are the technical capabilities and characteristics of systems and products offered, technological experience and "know-how," product breadth, proven product performance, quality and reliability, ease of use, flexibility, a global, trained, skilled field service support organization and the effectiveness of marketing and sales. The Company currently believes that it competes favorably with respect to the foregoing factors, although there can be no assurance that it will be able to do so in the future. See "Risk Factors--Competition."

PROPRIETARY RIGHTS

  The Company pursues primarily patent, trade secret and copyright protection for its minienvironment and Asyst-SMIF System technology and its SMART-Traveler products technology. The Company currently holds thirty-four patents in the United States, has thirteen pending patent applications in-process in the United States and intends to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology.

  While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

  The Company is currently involved in legal proceedings with Jenoptik related to the protection of its patents and other intellectual property rights. See "Item 3--Legal Proceedings."

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

BACKLOG

  The Company's backlog at March 31, 1998 was approximately $49.9 million, compared with approximately $43.9 million at March 31, 1997. During 1998, the Company's orders moved to more of a turns business (orders placed to be shipped during the next two to three months) as customers delayed orders until they were ready to take delivery, apparently because of uncertainty in the near term capacity situation of the semiconductor industry. By the end of the year the backlog was pushing out beyond the current quarter which is more consistent with its past experience. Sixty-two percent (62 percent) or $31 million of the Company's backlog at March 31, 1998 was comprised of orders from twelve customers, IBM, Lam Research, Progressive System Technology, United Microelectronics Corp., Applied Materials, WaferTech L.L.C., KLA-Tencor, Newport Wafer Fab Ltd., Chartered, Worldwide Semi Manufacturing Corp., TSMC and Macronix International Co., Ltd. The Company includes in its backlog only orders for which a customer's purchase order has been received and a delivery date within 12 months has been specified. Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings.

  Although the Company believes that the backlog reflects continued acceptance of minienvironment technology by its customers, there can be no assurance that the Company will be successful in obtaining broader acceptance of its products and technology. See "Risk Factors--Acceptance of Minienvironment Technology by Customers." In addition, the Company's higher level of orders places substantial demands on the Company's management and manufacturing resources. Failure to manage the Company's growth could have a material adverse effect on the Company. See "Risk Factors--Management of Growth."

EMPLOYEES

  As of March 31, 1998, the Company employed 606 persons on a regular full-time basis, including 87 in research and development, 222 in manufacturing operations, 43 in system integration, 102 in sales and marketing, which includes customer service, 63 in finance and administrative activities, and 89 in our international operations. Many of the Company's employees have specialized skills of value to the Company and the Company's future success will depend, in large part, upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand. In particular, the Fremont, California and Hsin-Chu, Taiwan ROC locations have tight labor markets for the skills the Company seeks. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. Asyst considers its employee relations to be good. See "Risk Factors-- Retention and Recruitment of Key Personnel."

RISK FACTORS

  . Variability of Quarterly Operating Results

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

  . Global Acceptance of Isolation and Minienvironment Technology by
    Customers

  Since 1995, substantially all of the Company's revenues have been from sales of isolation and minienvironment systems to semiconductor manufacturers and tool suppliers to the semiconductor industry, and the Company expects that sales of such systems will continue to account for a majority of revenues for the foreseeable future. Given that the use of isolation and minienvironment systems represents an alternative to the conventional cleanroom approach utilized by semiconductor manufacturers, the Company believes that its growth prospects depend in large part upon its ability to gain acceptance by a broader group of customers of the efficacy of the Company's isolation and minienvironment technology. To date the acceptance of the technology has grown substantially since 1995. Because of the large capital commitment involved in the construction and operation of a semiconductor manufacturing facility, the decision by a semiconductor manufacturer to make a large-scale deployment of the Company's products in 200mm and smaller wafer facilities, involves significant organizational, technological and financial commitments by the semiconductor manufacturer that is currently not employing the Company's isolation and minienvironment approach to providing for cleanliness. The Company believes that the market has been more accepting of isolation and minienvironment technology in 300mm wafer facilities but that the market opportunity of such technology acceptance in 300mm will draw new competitors, including tool vendors that the Company currently has as customers. There can be no assurance that the market will continue to accept isolation and minienvironment technology. See "Business--Customers."

  . Customer Concentration

  A significant portion of the Company's net sales is derived from a small number of customers. Sales of the Company's products to TSMC accounted for approximately 21 percent, 14 percent and 31 percent of the Company's net sales during fiscal 1996, 1997 and 1998, respectively. Sixty-two percent (62 percent) or $31 million of the Company's backlog at March 31, 1998 was comprised of orders from twelve customers. The Company's projects are typically completed within a six to eighteen month period from the time the customer's purchase order is initially received. As these projects are completed, business from these customers will decline substantially unless they undertake additional projects incorporating the Company's products. For example, sales of the Company's products to IBM, which accounted for approximately 44 percent of the Company's net sales during fiscal 1993, declined to approximately 3 percent of the Company's net sales during fiscal 1994 and 5 percent of the Company's net sales during fiscal 1995. Although the Company has received new orders from existing customers, including Chartered, TSMC and many other existing customers during the year ended March 31, 1998, if additional projects are not initiated by existing customers, the performance of the Company will depend on securing business from new customers. While the Company is pursuing a number of new customer opportunities, there can be no assurance that the Company will be successful in its sales and marketing efforts, and any significant weakening in customer demand would have a material adverse effect on the Company. See "Business--Customers" and "Business--Backlog."

  . Dependence on Semiconductor Industry

  The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These downturns are difficult to predict and have often had a severe adverse effect on the semiconductor industry's demand for semiconductor processing equipment. The Company believes that its future performance will be adversely affected from time to time by such industry downturns. See "Business--Customers."

  . Retention and Recruitment of Key Personnel

  The Company's success depends to a significant extent upon a small number of senior management and technical personnel. The loss of the services of one or more of these key persons could have a material adverse effect on the Company. In addition, in each of the Company's locations there is strong competition in the labor markets for the employees the Company seeks. The Company's future success will depend in large part upon its ability to recruit and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand. A failure to retain, acquire or adequately train the right people could have a material adverse impact on the Company. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. Asyst considers its employee relations to be good. Failure by the Company to continue to ensure good employee relations could have an adverse material impact on the Company. See "Business--Employees."

  . Management of Growth and Personnel Changes

  The Company, in the last three years, experienced extremely rapid growth in the number of its employees and the geographic area of its operations. The growth of the Company's business and the expansion of the Company's customer base have placed a significant strain on the Company's management, operations and financial systems. The Company's future operating results will be dependent in part on its ability to continue to implement and improve its operating and financial controls and management information systems and to expand, train and manage its employee base. Failure to manage the Company's growth effectively could have an adverse material effect on the Company. See "Management Discussion and Analysis and Results of Operations."

  . Competition

  The Company currently has direct competition with respect to its Asyst-SMIF System and SMART-Traveler System products, with its principal competition coming from conventional approaches to solving the contamination and manufacturing control problems of the semiconductor manufacturing industry in the 200mm or smaller wafer semiconductor facility. See "Global Acceptance of Isolation and Minienvironment Technology by Customers." The semiconductor equipment industry, however, is highly competitive in general, and there can be no assurance that one or more potential competitors will not enter the Company's market. In recent years, several companies, including Jenoptik, have begun offering one or more products that compete with the minienvironment products of the Company. As a result of new competition in the minienvironment systems marketplace, the Company may encounter competition which could have a negative effect on the Company's operating results. The acceptance of the isolation and minienvironment technology for 300mm wafer sites is likely to draw new competitors because the market is perceived to be much larger. The Company faces potential competition from a number of companies such as PRI Automation, Inc. and Brooks Automation, Inc., as well as, other semiconductor equipment and cleanroom construction companies, some of which may have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than those available to the Company. There can be no assurance that the Company will be able to compete successfully in the future.

  ASI has several competitors in the software integration business and is in a business that does not present significant capital barriers to new entrants. See "Business--Competition."

  . Dependence on New Products and Technologies

  Semiconductor equipment and processes are subject to rapid technological changes. The development of more complex ICs has driven the need for new facilities, equipment and processes to produce such devices at acceptable cost and yield. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products to meet customer needs and to develop and introduce new products to maintain technological leadership in its market segment. There can be no assurance that the Company's product development efforts will be successful or that the Company will be able to respond effectively to technological change. See "Business-- Background" and "Business--Research and Development."

  . Dependence on Key Suppliers

  Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. Although to date, the Company has experienced only minimal delays in receiving goods from its key suppliers, disruption or termination of these sources could have a temporary adverse effect on the Company's operations. The Company believes that, in time, alternative sources could ordinarily be obtained and qualified to supply these products, but a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships. See "Business-- Manufacturing."

  . Patents and Proprietary Rights

  The Company relies on a combination of patent, trade secret and copyright protection to establish and protect its intellectual property. While the Company intends to protect its patent rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to, or independently developed by, others.

  There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of effort by the Company, which by itself could have an adverse material effect on the Company's financial condition and operating results. Further, adverse determinations in such litigation could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have an adverse material effect on the Company's financial condition and results of operations. The Company is engaged in litigation in which it has alleged violation of patents relating to its SMART traveler system. See "Business--Proprietary Rights" and "Item 3--Legal Proceeding."

  . Risks of International Operations

  Approximately 48 percent, 57 percent and 64 percent of the Company's net sales for the years ended March 31, 1996, 1997 and 1998, respectively, were attributable to sales outside the United States, primarily in Europe, Japan, Singapore, Taiwan and Thailand, and the Company expects that international sales will continue to represent a significant portion of its total revenues. Sales to customers outside the United States are subject to risks, including exposure to currency fluctuations (mitigated by the fact that less than 5 percent of the Company's revenue was derived from products or services invoiced outside of the U.S. and denominated in a local currency), the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with foreign sales, the greater difficulty of administering business overseas and general economic conditions. As of March 31, 1997 and 1998, approximately 55 percent and 71 percent, respectively, of accounts receivable, net, were due from international customers located primarily in Japan, Singapore, Taiwan and Thailand. Receivable collection and credit evaluation in new geographies and countries challenge the Company's ability to avert such risks. In the first quarter of fiscal 1998, the Company did realize a credit loss of approximately $2.7 million relating to a $5.9 million sale to a customer in Thailand in its prior fiscal year. While the economic problems in Japan and Asia did not slow revenue growth in that region in the year ended March 31, 1998, there can be no assurance that the continued turmoil in those economies will not negatively impact revenue growth in the upcoming year. Subsequent to March 31, 1998, the Company has seen softening in new orders, particularly from Taiwan. There can be no assurance that the deepening economic crisis in Asia will not have further negative impact on orders for the Company. Credit risks could also increase if the Company does not maintain its collection efforts as the economic conditions worsen in the Asia region. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States. Although to date the Company's results of operations have not been adversely affected by currency exchange rate fluctuations, as the Company has invoiced substantially all of its international sales in United States dollars, there can be no assurance that the Company's results of operations will not be adversely affected by currency fluctuations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  . Impact of year 2000 Issue

  In conjunction with third-party expert consultants, the Company is assessing and addressing its potential exposures. With respect to its internal business systems, the Company is working with the third-party vendors of such systems to ensure Year 2000 compliance either exists today or will be achieved via vendor supplied upgrade in a timely manner. Critical systems will then undergo compliance testing. The Company's products which are sold to customers have and continue to be evaluated for Year 2000 compliance. Many have been found to be compliant today and others have been found to require modification to be compliant. Programs are in place and are being further developed to complete such modifications, for both future shipments and in the customer installed base. The costs of effecting such modifications are not yet estimable, but are believed to not be material. Also being addressed is the potential impact to the Company of non-compliance by suppliers, subcontractors, business partners and customers. Despite these efforts, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company in the future.

ITEM 2--PROPERTIES

  The Company's headquarters and principal manufacturing and research and development activities are located in Fremont, California in two leased facilities, one of approximately 91,275 square feet and the other approximately 35,360 square feet. The Company also leases offices in Arizona, Maine, Massachusetts and Texas for sales and service support, as well as, maintaining small regional manufacturing facilities in Colorado and

Vermont. Overseas, the Company has sales and service support offices in leased facilities located in France, Singapore, South Korea and Taiwan. ASI leases approximately 19,900 square feet in San Jose, California for its operations.

ITEM 3--LEGAL PROCEEDINGS

  In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Inf., Inc. ("Inf."), a joint venture comprised of Jenoptik, Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak"), Emtrak and Empak alleging infringement of two patents related to the Company's SMART Traveler System. The Company has amended it complaint to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner + Wurst, GmbH and misappropriation of trade secrets and unfair business practices against all defendants. The Company's complaints seek damages and injunctive relief against further infringement. All defendants have counter-sued, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab and Emtrak have also alleged that the Company has violated federal antitrust laws. The Company has denied these allegations. Discovery in the case has recently begun, and the Company anticipates that a settlement conference may take place in the second half of 1998. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have an adverse material effect on the financial position of the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

  Not applicable

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

  Since September 22, 1993, Asyst's Common Stock, no par value, has been traded on the Nasdaq National Market ("Nasdaq") under the symbol ASYT. The following table sets forth the range of high and low sales prices for Asyst Common Stock on Nasdaq for the periods indicated (adjusted for two-for-one stock split in August 1997).

                                                                   HIGH   LOW
                                                                  ------ ------
     April 1--June 30, 1996...................................... $19.25 $ 7.50
     July 1--September 30, 1996.................................. $11.25 $ 7.50
     October 1--December 31, 1996................................ $12.00 $ 7.50
     January 1--March 31, 1997................................... $15.25 $ 8.38
     April 1--June 30, 1997...................................... $22.00 $ 9.50
     July 1--September 30, 1997.................................. $47.25 $21.63
     October 1--December 31, 1997................................ $44.25 $22.00
     January 1--March 31, 1998................................... $32.00 $18.63

  There were approximately 201 record holders of the Company's Common Stock as of March 31, 1998. Asyst has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA

  The following table reflects selected summary financial data restated in fiscal years 1995 and 1996 for the affects of the closure of Asyst Automation, Inc. (in thousands, except per share amounts):

                                            FISCAL YEAR ENDED MARCH 31,
                                     -------------------------------------------
                                      1994    1995    1996      1997      1998
                                     ------- ------- -------  --------  --------
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Net sales..........................  $22,498 $34,932 $97,549  $137,520  $165,463
Gross profit.......................   12,977  17,322  40,903    56,788    73,726
In-process research and development
 of acquired business..............      --      --      --      1,335       --
Operating income...................    2,753   4,691  11,310    17,910    26,338
Income from continuing operations..    2,424   3,810   7,643    11,408    18,237
Net income (loss)..................    2,424   1,240   5,240    (3,257)   16,397
  Basic Earnings Per Share:
    Income per share from
     continuing operations.........  $  0.58 $  0.51 $ (0.77) $   1.11  $   1.61
    Net income (loss) per share....     0.58    0.17   (0.53)    (0.32)     1.44
    Shares used in per share
     calculation...................    4,146   7,464   9,880    10,287    11,359
  Diluted Earnings Per share:
    Income per share from
     continuing operations.........  $  0.38 $  0.47 $  0.73  $   1.09  $   1.51
    Net income (loss) per share....     0.38    0.15    0.50     (0.31)     1.36
    Shares used in per share
     calculation...................    6,430   8,078  10,536    10,512    12,101
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents, short-
 term investments..................  $12,820 $38,947 $14,426  $ 12,021  $ 82,775
Working capital....................   17,908  50,845  53,572    52,189   117,868
Total assets.......................   24,588  71,965  90,502    94,079   154,471
Shareholders' equity...............   20,821  57,226  64,090    65,004   130,803

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  The following table sets forth the percentage of net sales represented by certain consolidated statements of operations data for the periods indicated:

                                                          FISCAL YEAR ENDED
                                                              MARCH 31,
                                                          --------------------
                                                          1996   1997    1998
                                                          -----  -----   -----
Net sales................................................ 100.0% 100.0%  100.0%
Cost of sales............................................  58.1   58.7    55.4
                                                          -----  -----   -----
  Gross profit...........................................  41.9   41.3    44.6
                                                          -----  -----   -----
Operating expenses:
  Research and development...............................   7.1    6.3     8.0
  Selling, general and administrative....................  23.2   21.0    20.7
  In-process research and development of acquired
   business..............................................   --     1.0     --
                                                          -----  -----   -----
  Total operating expenses...............................  30.3   28.3    28.7
                                                          -----  -----   -----
  Operating income.......................................  11.6   13.0    15.9
Other income (expense), net..............................   0.8    0.5     1.3
                                                          -----  -----   -----
Income from continuing operations before provision for
 income taxes............................................  12.4   13.5    17.2
Provision for income taxes...............................   4.6    5.2     6.2
                                                          -----  -----   -----
Income from continuing operations........................   7.8    8.3    11.0
                                                          -----  -----   -----
Loss from operations of Asyst Automation, Inc., net of
 applicable income taxes.................................  (2.4)  (4.5)    --
Loss on closure of Asyst Automation, Inc., net of
 applicable income taxes.................................   --    (6.2)   (1.1)
                                                          -----  -----   -----
Net income (loss)........................................   5.4%  (2.4)%   9.9%
                                                          =====  =====   =====

FISCAL YEARS ENDED MARCH 31, 1996, 1997 AND 1998

  Net sales. Net sales grew 20.3 percent over the prior fiscal year to $165.5 million in fiscal 1998 compared to $137.5 in fiscal 1997. This increase is comprised of continued growth of the Load Port Products (LPP) and sales through the Original Equipment Manufacturers (OEM) channel. LPP sales totaled $79.8 million or 48.2 percent of net sales for the year ended March 31, 1998 compared to $30.5 million or 22.2 percent of net sales for the year ended March 31, 1997. OEM sales grew from $28.9 million in fiscal year 1997 to $36.7 million, a 27.0 percent increase in fiscal year 1998. Sales of Asyst-SMIF System products have accounted for the majority of the Company's net sales in 1996 and 1997, with sales of SMART-Traveler System products and software integration services accounting for the balance of net sales. A majority of net sales attributable to Asyst-SMIF System products was derived from sales of SMIF standard products, comprised of SMIF Pods and SMIF I/Os, with the balance from sales of systems management products and services, which include SMIF-Enclosures and the related integration of standard products into a minienvironment system. Net sales increased 41.0 percent to $137.5 million in fiscal year 1997 from $97.5 million in fiscal year 1996.

  The Company's international sales, including the local revenues recorded at the foreign locations were as follows:

                                               FISCAL YEAR ENDED MARCH 31,
                                           --------------------------------------
                                              1996         1997          1998
                                           -----------  -----------  ------------
                                                 % OF         % OF          % OF
                                             $   SALES    $   SALES    $    SALES
                                           ----- -----  ----- -----  ------ -----
Taiwan.................................... $23.3 23.9%  $43.5 31.6%  $ 72.5 43.8%
Singapore.................................  13.3 13.6     9.4  6.8     13.6  8.2
Thailand..................................   --   --      6.6  4.8      --   --
Korea.....................................    .5   .5     6.1  4.4      --   --
Japan.....................................   5.2  5.4     8.4  6.2     13.5  8.2
                                           ----- ----   ----- ----   ------ ----
  Total Asia..............................  42.3 43.4    74.0 53.8     99.6 60.2
Europe....................................   4.9  5.0     4.6  3.4      5.7  3.4
                                           ----- ----   ----- ----   ------ ----
  Total International..................... $47.2 48.4%  $78.6 57.2%  $105.3 63.6%
                                           ===== ====   ===== ====   ====== ====

  Both in terms of dollars and as a percent of net sales, the growth of the Company's international sales over the last three years has been driven largely by sales in Taiwan. The Company enjoys a substantial market share for its products for both capacity and retrofit projects at the major semiconductor foundries in Taiwan. Subsequent to March 31, 1998, the Company has seen softening in new orders, particularly from Taiwan. The Company has had steady growth of sales in Japan as it gains new design wins with Japanese based OEMs supplying their products to Taiwan and Singapore based customers of Asyst. Sales to Singapore and Europe have been relatively stable except for slight declines in the Company's fiscal year 1997.

  The Company's competitors are increasingly competing on price. Certain international competitors receive various forms of government support, ranging from different forms of financial subsidies to high level diplomatic support. While the Company has been successful in its markets by competing on product quality and service value, there is no assurance that the impact of the competition's actions will not have a negative effect on future sales and gross margins.

  Gross profit. The Company's gross margin was 41.9 percent in fiscal year 1996, 41.3 percent in fiscal year 1997, and 44.6 percent in fiscal year 1998. The decrease in the gross margin in fiscal year 1997 was due to the ramp up of production of the LPP which represented $30.5 million, or 22.2 percent of net sales. In fiscal year 1998, the Company benefited the entire year from cost reductions made in the LPPs in the prior year while LPP sales grew to $79.8 million or 48.2 percent of net sales. In addition, gross margins in the Company's fiscal year 1998 benefited from operating leverage provided by higher net sales. Because of pressures on prices brought about by competition, changes in products mix, introduction of new products and the potential of variation in the level of sales activity, the Company expects gross margins, as a percentage of net sales, to fluctuate.

  Research and development. Research and development expenses were $6.9 million, $8.6 million and $13.3 million for the years ended March 31, 1996, 1997 and 1998, respectively, representing 7.1 percent, 6.3 percent and 8.0 percent of net sales in those respective periods. The increase in research and development in fiscal year 1998, resulted because of increased spending for the Company's new SMIF-300 product series and continuing enhancements and refinements to its existing products due to the push out by the semiconductor industry in its transition to 300mm facilities. The decrease in research and development as a percent of net sales in fiscal year 1997 was because the Company was unable to ramp up its research and development projects as fast as net sales grew in that year. Research and development expenses consist of salaries, project materials and other expenses related to the Company's commitment to ongoing product development efforts. The Company capitalizes certain legal cost related to its patents. The Company, to date, has not capitalized costs associated with software development because such costs incurred to date that are eligible for capitalization have not been material. The Company expects its research and development activities and related expenditures to increase in future periods.

  Selling, general and administrative. Selling, general and administrative expenses were $22.7 million or 23.2 percent of net sales, $28.9 million or
21.0 percent of net sales, and $34.1 million or 20.7 percent of net sales for the years ended March 31, 1996, 1997 and 1998, respectively. Selling and marketing expenses were $8.1 million or 8.3 percent of net sales, $10.2 million or 7.4 percent of net sales, and $12.1 million or 7.3 percent of net sales for the same periods. Selling and marketing expenses grew each year as the Company expanded tradeshow activities, Company sponsored seminars and customer visits. Expenses, however, grew at a lower rate than the net sales growth in those years.

  General and administrative expenses for all years were $14.6 million or 15.0 percent of net sales, $18.7 million or 13.6 percent of net sales, and $22.0 million or 13.3 percent of net sales for fiscal years 1996, 1997 and 1998, respectively. General and administrative expenses have grown in each year as the Company has recruited and retained the people with the requisite skills and competency at all levels to support the future growth of the Company. In fiscal year 1998, the Company increased its spending for internal and external organizational skills training for its workforce to improve overall management as well as manufacturing efficiency. The Company has incurred an increase in legal expenses related to protection of the Company's intellectual property. It is expected that such legal expenses will continue to increase in fiscal year 1999, as the legal proceedings related to Jenoptik move into the discovery and trial stage.

  In-process research and development of acquired business. In November 1996, the Company completed the acquisition of Radiance Systems, Inc. ("RSI") which was accounted for as a purchase in the third quarter of fiscal year 1997. In connection with the purchase price allocation, the Company recorded a write-off of $1.3 million of in-process research and development in the quarter ended December 28, 1996, as the acquired research and development in-process had not yet reached technological feasibility and had no alternative future uses.

  Other income (expense), net. Other income (expense), net includes interest income, interest expense, foreign exchange gain and loss (which has not been material), and royalty income. The primary components are interest income and royalties. In fiscal years 1996 and 1997, other income (expense), net were less than 1.0 percent of net sales. In fiscal year 1998, other income (expense), net increased to 1.3 percent of net sales primarily because of the increase in interest income on the significantly higher cash position of the Company throughout the year. The improved cash and short-term investment position is the result of improved receivable collection and a private placement of 1,000,000 shares of the Company's common stock in September 1997.

  Provision for income taxes. In fiscal 1996, 1997 and 1998 the effective tax rate was 37 percent, 39 percent and 36 percent, respectively. In fiscal 1998, the Company was able to recognize certain tax benefits such as the Foreign Sales Corporation ("FSC") benefit and tax exempt income. The effective rate in fiscal 1997 was impacted by the write-off of the in-process research and development expenses related to the acquisition of RSI.

  Discontinued operations. In January 1997, the Company adopted a formal plan to close Asyst Automation Inc. ("AAI") by the end of September 1997, which was accounted for in the third quarter of fiscal year 1997. In December 1997, it was determined that an additional reserve of $1.8 million (net of a tax benefit of $1.0 million) was necessary related to the closure of AAI.

SELECTED QUARTERLY FINANCIAL DATA

  The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended March 31, 1998. In the opinion of the Company's management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein. The Company's quarterly results have in the past been subject to fluctuations and, thus, the operating results for any quarter are not necessarily indicative of results for any future period. The first three quarters of Asyst's fiscal year end on a Saturday, and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this Form 10-K.

                                      FISCAL 1997                            FISCAL 1998
                          -------------------------------------- ------------------------------------
                          JUN. 30,  SEP. 30,  DEC. 31,  MAR. 31, JUN. 30, SEP. 30, DEC. 31,  MAR. 31,
                            1996      1996      1996      1997     1997     1997     1997      1998
                          --------  --------  --------  -------- -------- -------- --------  --------
Net sales...............  $33,148   $33,085   $ 36,432  $34,855  $37,686  $40,312  $42,310   $45,155
Cost of sales...........   19,006    19,461     22,396   19,869   21,314   22,588   23,374    24,461
                          -------   -------   --------  -------  -------  -------  -------   -------
 Gross profit...........   14,142    13,624     14,036   14,986   16,372   17,724   18,936    20,694
Operating Expenses:
 Research and
  development...........    2,538     1,331      2,307    2,453    2,744    3,294    3,350     3,902
 Selling, general and
  administrative........    6,144     7,291      7,215    8,264    8,710    8,344    8,541     8,503
 In-process research and
  development of
  acquired business.....      --        --       1,335      --       --       --       --        --
                          -------   -------   --------  -------  -------  -------  -------   -------
 Total operating
  expenses..............    8,682     8,622     10,857   10,717   11,454   11,638   11,891    12,405
                          -------   -------   --------  -------  -------  -------  -------   -------
 Operating income.......    5,460     5,002      3,179    4,269    4,918    6,086    7,045     8,289
Other income (expense),
 net....................      139       172        194      166      297      698    1,095        67
                          -------   -------   --------  -------  -------  -------  -------   -------
Income from continuing
 operations before
 provision for income
 taxes..................    5,599     5,174      3,373    4,435    5,215    6,784    8,140     8,356
Provision for income
 taxes..................    2,103     1,790      1,680    1,600    1,878    2,442    2,930     3,008
                          -------   -------   --------  -------  -------  -------  -------   -------
Income from continuing
 operations.............    3,496     3,384      1,693    2,835    3,337    4,342    5,210     5,348
                          -------   -------   --------  -------  -------  -------  -------   -------
Loss from operations of
 Asyst Automation, Inc.,
 net of applicable
 income taxes...........     (358)     (971)    (4,763)     --       --       --       --        --
Loss on closure of Asyst
 Automation, Inc., net
 of applicable income
 taxes..................      --        --      (8,573)     --       --       --    (1,840)      --
                          -------   -------   --------  -------  -------  -------  -------   -------
Net income (loss).......  $ 3,138   $ 2,413   $(11,643) $ 2,835  $ 3,337  $ 4,342  $ 3,370   $ 5,348
                          =======   =======   ========  =======  =======  =======  =======   =======
Basic Earnings Per
 Share:
 Income per share from
  continuing operations.  $  0.35   $  0.33   $   0.16  $  0.27  $  0.31  $  0.40  $  0.44   $  0.44
                          =======   =======   ========  =======  =======  =======  =======   =======
 Net income (loss) per
  share.................  $  0.31   $  0.24   $  (1.12) $  0.27  $  0.31  $  0.40  $  0.28   $  0.44
                          =======   =======   ========  =======  =======  =======  =======   =======
 Shares used in per
  share calculation.....   10,033    10,167     10,368   10,581   10,662   10,801   11,925    12,047
                          =======   =======   ========  =======  =======  =======  =======   =======
Diluted Earnings Per
 Share:
 Income per share from
  continuing operations.  $  0.34   $  0.33   $   0.16  $  0.26  $  0.30  $  0.37  $  0.41   $  0.42
                          =======   =======   ========  =======  =======  =======  =======   =======
 Net income (loss) per
  share.................  $  0.30   $  0.23   $  (1.11) $  0.26  $  0.30  $  0.37  $  0.26   $  0.42
                          =======   =======   ========  =======  =======  =======  =======   =======
Shares used in per share
 calculation............   10,392    10,332     10,520   10,806   11,066   11,728   12,853    12,759
                          =======   =======   ========  =======  =======  =======  =======   =======

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has funded its operations primarily through the private sale of equity securities and public stock offerings in fiscal years 1994, 1996 and 1998, customer pre-payments, bank borrowings and cash generated from operations. The Company recorded net proceeds of $9.2 million in its initial public offering in September 1993. In February 1995, the Company raised an additional $34.4 million in net proceeds from a secondary public offering. On September 30, 1997, the Company completed a private placement of one million shares of its common stock, generating net proceeds to the Company of $42.9 million. As of March 31, 1998, the Company had approximately $12.3 million in cash and cash equivalents, $70.5 million in short-term investments and working capital of approximately $117.9 million. In addition, under a working capital line of credit with a bank, which expires in October 1998, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of annual earnings, working capital, tangible net worth and liquidity. Interest is at the bank's prime rate. As of March 31, 1998, there were no borrowings outstanding under this credit facility and the Company was in compliance with all the covenants required by the bank. Interest is at the bank's prime rate.

  Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations. The functional currency of the Company is the U.S. dollar. To date, the impact of currency translation gains or losses has not been material to the Company's sales or results of operations.

  The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash and cash equivalents, short-term investments, cash generated from operations and existing sources of working capital will be adequate to finance its operations through the fourth quarter of fiscal year 1999.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Financial Statements and notes thereto and Financial Statement Schedules appear on pages 28-44 of this Form 10-K.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("1998 Proxy Statement").

ITEM 11--EXECUTIVE COMPENSATION

  The information required under this item is hereby incorporated by reference from the Company's 1998 Proxy Statement.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this item is hereby incorporated by reference from the Company's 1998 Proxy Statement.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this item is hereby incorporated by reference from the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  (1) Index to Financial Statements

    The Financial Statements required by this item are submitted in a separate section beginning on page 29 of this report.

                                                                            PAGE
                                                                            ----
     Report of Independent Public Accountants..............................  28
     Consolidated Balance Sheets...........................................  29
     Consolidated Statements of Operations.................................  30
     Consolidated Statements of Shareholders' Equity.......................  31
     Consolidated Statements of Cash Flows.................................  32
     Notes to Consolidated Financial Statements............................  33

    (2) Schedule II Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    (3) Exhibits.

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
     ----------                     -----------------------
      3.1*      Amended and Restated Articles of Incorporation of the Company.
      3.2*      Bylaws of the Company
      4.1****   Common Stock Purchase Agreement, dated September 25, 1997.
     10.1*      Form of Indemnity Agreement entered into between the Company and its directors and officers.
     10.2*+     Company's 1986 Incentive Stock Option Plan and related form of incentive stock option agreement.
     10.3*+     Company's 1986 Supplemental Stock Option Plan and related form of supplemental stock option agreement.
     10.4*+     Company's 1993 Stock Option Plan and related form of stock option agreement.
     10.5*+     Company's 1993 Employee Stock Purchase Plan and related
                offering document.
     10.6*+     Company's 1993 Non-Employee Directors' Stock Option Plan and
                related offering document.
     10.7*+     Company's Fiscal 1993 and Fiscal 1994 Executive Bonus Plans.
     10.8*      Manufacturing License Agreement between the Company and Tokyo
                Electron Limited, dated January 10, 1993.
     10.9*      Distributor Agreement between the Company and Tokyo Electron
                Limited, dated January 10, 1993.
     10.10*     Operating Agreement between the Company and M&W, dated November
                7, 1990.
     10.11*     Hewlett-Packard SMIF License Agreement dated June 6, 1984.
     10.12***   Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
     10.13***   Sublease Agreement between the Company and the Kato Road
                Partners dated February 16, 1995.
     10.14**+   Employment Agreement between the Company and Guy Gandenberger dated September 6, 1994.
     10.15***** Asset Purchase Agreement between Palo Alto Technologies, Inc., the Company and Asyst Automation, Inc., dated September 30,
                1997.
     10.16+     Loan Agreement A, between the Company and Terry Moshier, and the Promissory Note Secured by Deed of Trust, all dated August
                1, 1997.
     10.17+     Loan Agreement B and Loan Pledge Agreement, between the Company and Terry Moshier, and Promissory Note, all dated August 1,
                1997.
     21.1**     Subsidiaries of the Company.
     23.1       Consent of Arthur Andersen LLP.
     27         Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-
                K submitted to the Securities and Exchange Commission.).

--------
    * Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66184), as amended.

   ** Incorporated by reference to the Company's Registration Statement on
      Form S-1 (No. 33-88246).
  *** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
 **** Incorporated by reference to the Company's 8-K filed with the S.E.C. on
      October 10, 1998.
***** Incorporated by reference to the Company's September 30, 1997 10-Q filed with the S.E.C. on November 10, 1998. Confidential treatment granted.
    + Management contract or compensation plan or arrangement.

  (b) The Company filed a report on Form 8-K with the S.E.C. on October 10,
1998.

  (c) See Exhibits listed under Item 14 (a) (3)

  (d) The Financial Statement schedules required by this item are listed under
Item 14 (a) (2).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Asyst Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of Asyst Technologies, Inc. (a California corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
May 13, 1998

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                MARCH 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................. $ 12,288  $11,021
  Short-term investments....................................   70,487    1,000
  Accounts receivable, net of allowances of $1,100 in 1998
   and $1,845 in 1997.......................................   26,534   35,259
  Inventories...............................................   18,851   18,609
  Deferred tax asset........................................    7,697   11,599
  Prepaid expenses and other................................    4,241    1,027
  Net current assets of discontinued operations.............    1,438    2,749
                                                             --------  -------
      Total current assets..................................  141,536   81,264
                                                             --------  -------
PROPERTY AND EQUIPMENT:
  Leasehold improvements....................................    4,039    4,042
  Machinery and equipment...................................    5,842    3,889
  Office equipment, furniture and fixtures..................   11,265    9,166
                                                             --------  -------
                                                               21,146   17,097
  Less--Accumulated depreciation and amortization...........  (10,013)  (6,734)
                                                             --------  -------
                                                               11,133   10,363
OTHER ASSETS, net...........................................    1,802    2,452
                                                             --------  -------
                                                             $154,471  $94,079
                                                             ========  =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.......................................... $  8,671  $13,392
  Accrued liabilities.......................................   13,124   10,205
  Customer deposits.........................................    1,267    2,968
  Income taxes payable......................................      606    2,510
                                                             --------  -------
      Total current liabilities.............................   23,668   29,075
                                                             --------  -------
SHAREHOLDERS' EQUITY:
  Preferred Stock, no par value
    Authorized shares--4,000,000
    Outstanding shares--none................................      --       --
  Common Stock, no par value
    Authorized shares--20,000,000
    Outstanding shares--12,064,767 in 1998 and 10,595,246 in
     1997...................................................  116,347   66,945
  Retained earnings (deficit)...............................   14,456   (1,941)
                                                             --------  -------
      Total shareholders' equity............................  130,803   65,004
                                                             --------  -------
                                                             $154,471  $94,079
                                                             ========  =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEARS ENDED MARCH 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
NET SALES......................................... $165,463  $137,520  $97,549
COST OF SALES.....................................   91,737    80,732   56,646
                                                   --------  --------  -------
  Gross profit....................................   73,726    56,788   40,903
                                                   --------  --------  -------
OPERATING EXPENSES:
  Research and development........................   13,290     8,629    6,902
  Selling, general and administrative.............   34,098    28,914   22,691
  In-process research and development of acquired
   business.......................................      --      1,335      --
                                                   --------  --------  -------
    Total operating expenses......................   47,388    38,878   29,593
                                                   --------  --------  -------
    Operating income..............................   26,338    17,910   11,310
                                                   --------  --------  -------
OTHER INCOME (EXPENSE):
  Interest income.................................    1,391       810      864
  Other income (expense)..........................      766      (139)     (42)
                                                   --------  --------  -------
    Other income (expense), net...................    2,157       671      822
                                                   --------  --------  -------
    Income from continuing operations before
     provision for income taxes...................   28,495    18,581   12,132
PROVISION FOR INCOME TAXES........................   10,258     7,173    4,489
                                                   --------  --------  -------
INCOME FROM CONTINUING OPERATIONS.................   18,237    11,408    7,643
DISCONTINUED OPERATIONS:
  Loss from operations of Asyst Automation, Inc.,
   net of applicable income taxes.................      --     (6,092)  (2,403)
  Loss on closure of Asyst Automation, Inc., net
   of applicable income taxes.....................   (1,840)   (8,573)     --
                                                   --------  --------  -------
NET INCOME (LOSS)................................. $ 16,397  $ (3,257) $ 5,240
                                                   ========  ========  =======
BASIC EARNINGS PER SHARE:
  Income per share from continuing operations..... $   1.61  $   1.11  $  0.77
                                                   ========  ========  =======
  Net income (loss) per share..................... $   1.44  $  (0.32) $  0.53
                                                   ========  ========  =======
DILUTED EARNINGS PER SHARE:
  Income per share from continuing operations..... $   1.51  $   1.09  $  0.73
                                                   ========  ========  =======
  Net income (loss) per share..................... $   1.36  $  (0.31) $  0.50
                                                   ========  ========  =======
SHARES USED IN THE PER SHARE CALCULATION:
  Basic earnings per share........................   11,359    10,287    9,880
                                                   ========  ========  =======
  Diluted earnings per share......................   12,101    10,512   10,536
                                                   ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      COMMON STOCK      RETAINED      TOTAL
                                   -------------------  EARNINGS  SHAREHOLDERS'
                                     SHARES    AMOUNT   (DEFICIT)    EQUITY
                                   ---------- --------  --------- -------------
BALANCE, MARCH 31, 1995...........  9,694,852 $ 61,150   $(3,924)   $ 57,226
  Issuance of common stock to
   employees for services and
   exercise of stock options......    284,982      673       --          673
  Additional issuance costs from
   secondary public offering......        --      (104)      --         (104)
  Tax benefit realized from
   activity in employee stock
   option plans...................        --       550       --          550
  Employee stock purchase plan....     42,512      505       --          505
  Net income......................        --       --      5,240       5,240
                                   ---------- --------   -------    --------
BALANCE, MARCH 31, 1996........... 10,022,346   62,774     1,316      64,090
  Issuance of common stock from
   exercise of stock options......    224,920    1,149       --        1,149
  Stock issued for acquisition....    259,480    2,235       --        2,235
  Tax benefit realized from
   activity in employee stock
   option plans...................        --       147       --          147
  Employee stock purchase plan....     88,500      640       --          640
  Net loss........................        --       --     (3,257)     (3,257)
                                   ---------- --------   -------    --------
BALANCE, MARCH 31, 1997........... 10,595,246   66,945    (1,941)     65,004
  Issuance of common stock from
   exercise of stock options......    385,841    3,313       --        3,313
  Issuance of common stock in
   private placement..............  1,000,000   42,920       --       42,920
  Tax benefit realized from
   activity in employee stock
   option plans...................        --     2,241       --        2,241
  Employee stock purchase plan....     83,680      928       --          928
  Net income......................        --       --     16,397      16,397
                                   ---------- --------   -------    --------
BALANCE, MARCH 31, 1998........... 12,064,767 $116,347   $14,456    $130,803
                                   ========== ========   =======    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEARS ENDED MARCH 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   ---------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................  $  16,397  $(3,257) $  5,240
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities--
    Loss from operations of discontinued
     operations..................................        --     6,092     2,403
    Loss on closure of discontinued operations...      1,840    8,573       --
    Change in net assets of discontinued
     operations..................................       (529)  (8,178)   (9,554)
    Depreciation and amortization expense........      4,680    2,641     1,987
    Common stock issued for services rendered....        --       --        139
    Provision for doubtful accounts..............      1,955     (300)    4,075
    Tax benefit associated with employee stock
     option plans................................      2,241      147       550
    Write-off of in-process research and
     development of acquired business............        --     1,335       --
  Changes in assets and liabilities--
    Accounts receivable..........................      3,566   (4,711)  (19,393)
    Inventories..................................      2,962      (74)   (9,332)
    Deferred tax asset...........................      3,902   (6,051)   (4,847)
    Prepaid expenses and other...................     (3,214)   1,317    (1,145)
    Other assets, net............................        (10)    (546)      538
    Accounts payable.............................     (4,721)   4,165     1,110
    Accrued liabilities..........................      2,919    4,932     2,293
    Customer deposits............................     (1,701)  (5,970)    5,853
    Income taxes payable.........................     (1,904)    (685)    2,417
                                                   ---------  -------  --------
      Net cash provided by (used in) operating
       activities................................     28,383     (570)  (17,666)
                                                   ---------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments.............   (326,737)  (7,000)   (5,022)
  Maturities of short-term investments...........    257,250    8,005     7,525
  Purchase of property and equipment, net........     (4,790)  (3,217)   (8,747)
                                                   ---------  -------  --------
      Net cash used in investing activities......    (74,277)  (2,212)   (6,244)
                                                   ---------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net..................     47,161    1,789     1,485
                                                   ---------  -------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.      1,267     (993)  (22,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....     11,021   12,014    34,439
                                                   ---------  -------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR...........  $  12,288  $11,021  $ 12,014
                                                   =========  =======  ========

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

  In October 1994, the Company, through its subsidiary Asyst Automation, Inc. ("AAI"), acquired the assets and liabilities of Proconics International, Inc., which manufactures interbay automation products that automate the transport, storage and handling of individual silicon wafers and other wafer containers during the semiconductor manufacturing process. In January 1997, the Company adopted a formal plan to discontinue the operations of AAI by the end of September 1997. As a result of the plan to discontinue the operations of AAI, the consolidated statements and the related notes to the consolidated financial statements and supplemental data have been adjusted and restated to reflect the results of operation and net assets of AAI as discontinued operations in the quarter ended December 28, 1996 (see Note 9).

  Asyst Software, Inc. ("ASI") was incorporated in the state of Delaware in January 1996. The Company develops software integration solutions to tie OEM. tools to the manufacturing facilities operating system and to automate material control throughout a semiconductor fabrication facility. In November 1996, the Company through its subsidiary, ASI, acquired Radiance Systems, Inc. ("RSI") (see Note 10).

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES:

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash and cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

 Short-term Investments

  As of March 31, 1998 and 1997, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses, net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 1998. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  At March 31, 1998, the Company short-term investments by security type are as follows (in thousands):

                                                                      COST/
                                                                    FAIR VALUE
                                                                    ----------
     Debt securities issued by states of the United States and
      political subdivisions of the states.........................  $50,487
     Corporate debt securities.....................................   20,000
                                                                     -------
         Total                                                       $70,487
                                                                     =======

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Inventories of continuing operations consisted of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Raw materials............................................. $15,019 $16,302
     Work-in-process and finished goods........................   3,832   2,307
                                                                ------- -------
                                                                $18,851 $18,609
                                                                ======= =======

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or over the lease term if it is shorter for leasehold improvements) which range from two to five years.

 Software Development Costs

  The Company capitalizes eligible software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For fiscal 1998, 1997 and 1996, costs which were eligible for capitalization, after consideration of factors such as realizable value, were insignificant and, thus, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of operations.

 Accrued Liabilities

  Accrued liabilities consisted of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Accrued warranty costs.................................... $ 3,892 $ 3,815
     Accrued payroll and payroll related costs.................   4,997   4,002
     Other accrued liabilities.................................   4,235   2,388
                                                                ------- -------
                                                                $13,124 $10,205
                                                                ======= =======

 Revenue Recognition

  The Company recognizes revenues from standard products and custom enclosures at the time of shipment to the customer assuming no significant obligations remain. The Company records reserves for anticipated product returns, installation costs and warranty costs at the time of shipment based on historical and anticipated rates of return and cost, as appropriate. The Company generally sells products on net 30 day terms. Prepayments

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES are sometimes required on orders that involve significant engineering. As of March 31, 1998, the Company has received prepayments of approximately $1.3 million, which is reflected as customer deposits in the accompanying consolidated balance sheet.

  The Company accounts for software revenue in accordance with the American Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition." Revenues for integration software work are recognized on a percentage of completion. Software license revenue is recognized when the software ships; payment is due within one year; collectibility is probable and there are no significant obligations remaining.

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

                                YEARS ENDED MARCH 31,
                               ---------------------------
                                1998      1997      1996
                               -------   -------   -------
     Taiwan Semiconductor
      Manufacturing Co. Ltd..       31%       14%       21%
     Chartered Semiconductor
      Manufacturing Ltd......      --        --         13%
     IBM Corporation.........      --        --         11%

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of March 31, 1998 and 1997, approximately 62 percent and 54 percent, respectively, of accounts receivable, net, were concentrated with ten customers. In addition, as of March 31, 1998 and 1997, approximately 55 percent and 71 percent, respectively, of accounts receivable, net, respectively were due from customers located in Taiwan, Thailand, Singapore and Japan. As of March 31, 1998, approximately 20 percent of the total accounts receivable, net, was due from a single customer located in Taiwan. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable. Expansion into new countries or geographies challenge the Company's ability to gather the necessary economic and political data to avert new credit risks.

 Common Stock Split

  On July 21, 1997, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend. The stock dividend was paid on August 22, 1997 to the holders of record on August 1, 1997. All share and per share data, including common stock equivalents, have been adjusted to give effect to the split.

 Patents

  The Company capitalizes the direct costs associated with obtaining patents. The costs, which are included in other assets, net in the accompanying consolidated balance sheets, are being amortized using the straight-line method over the expected useful lives of the patents of 10 years. Accumulated amortization was approximately $0.6 million and $0.6 million as of March 31, 1998 and 1997, respectively.

 Foreign Currency Translation

  The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation and foreign exchange gains and losses, which have not been material, are reflected in other income (expense) in the accompanying consolidated statements of operations.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  The Company adopted SFAS No. 128 as of December 31, 1997 and restated all prior periods. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are as follows (in thousands, except per share amounts):

                                              INCOME       SHARES     PER SHARE
                                            (NUMERATOR) (DENOMINATOR)  AMOUNT
                                            ----------- ------------- ---------
FOR YEAR ENDED MARCH 31, 1996
  Basic Earnings Per Share:
    Income from continuing operations
     available to common shareholders......   $ 7,643       9,880       $0.77
                                                                        =====
    Common shares issuable upon exercise of
     stock options using treasury method...       --          656
                                              -------      ------
  Diluted Earnings Per Share:
    Income from continuing operations
     available to common shareholders plus
     assumed conversions...................   $ 7,643      10,536       $0.73
                                              =======      ======       =====
FOR YEAR ENDED MARCH 31, 1997
  Basic Earnings Per Share:
    Income from continuing operations
     available to common shareholders......   $11,408      10,287       $1.11
                                                                        =====
    Common shares issuable upon exercise of
     stock options using treasury method...       --          225
                                              -------      ------
  Diluted Earnings Per Share:
    Income from continuing operations
     available to common shareholders plus
     assumed conversions...................   $11,408      10,512       $1.09
                                              =======      ======       =====
FOR YEAR ENDED MARCH 31, 1998
  Basic Earnings Per Share:
    Income from continuing operations
     available to common shareholders......   $18,237      11,359       $1.61
                                                                        =====
    Common shares issuable upon exercise of
     stock options using treasury method...       --          742
                                              -------      ------
  Diluted Earnings Per Share:
    Income from continuing operations
     available to common shareholders plus
     assumed conversions...................   $18,237      12,101       $1.51
                                              =======      ======       =====

 New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components, which will be adopted by the Company in the first quarter of fiscal 1999, requires companies to

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES report a new measure of income. The Company believes that SFAS No. 130 will not have a material impact on the Company's financial statement disclosures.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will become effective for the Company's year ending March 31, 1999. The Company believes that SFAS No. 131 will not have a material impact on the Company's financial statement disclosures.

  In June 1998, the Financial Accounting Standards Board issues SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes standards for the accounting for derivative transactions and the derivative portion of certain other contracts. SFAS No. 133 will become effective for the Company's year ending March 31, 2001. The Company believes that SFAS No. 133 will not have a material impact on the Company's financial statements.

 Reclassifications

  Prior years' amounts have been reclassified where necessary to conform with the fiscal 1998 presentation.

3. SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURES:

  Cash paid for interest and domestic and foreign income taxes was as follows (in thousands):

                                                         YEARS ENDED MARCH 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
     Interest.......................................... $    51 $    42 $    34
     Income taxes...................................... $ 5,031 $ 3,153 $ 6,818

  Non-cash operating activities (in thousands):

     Reduction of accounts receivable, net in exchange
      for return of inventories........................ $ 3,204     --      --

4. LINE OF CREDIT:

  The Company maintains a secured line of credit with a bank which provides financing of up to $20.0 million. This line of credit expires on October 1, 1998 and bears interest at the bank's prime rate. The Company must maintain certain financial covenants under the line of credit, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. In addition, the line of credit prohibits the Company from paying cash dividends without the bank's prior approval. There were no borrowings outstanding under this line of credit as of March 31, 1998 and 1997. As of March 31, 1998, the Company was in full compliance with the covenants of the secured line of credit.

5. COMMON STOCK:

  As of March 31, 1998, the following shares of common stock were reserved for issuance:

     Employee Stock Option Plans...................................... 2,009,435
     Non-employee Director's Stock Option Plan........................   244,374
     Employee Stock Purchase Plan.....................................   169,948
                                                                       ---------
                                                                       2,423,757
                                                                       =========

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

 Private Placement

  On September 30, 1997, the Company completed a private placement of one million unregistered shares of its common stock at $42.92 per share to a group of mutual funds managed by a single, large, institutional investment management company, generating net proceeds to the Company of $42.9 million. The Company filed a registration statement with the Securities Exchange Commission on Form S-3, which became effective on December 1, 1997, for the resale of the securities. The proceeds from such private placement augmented the Company's working capital.

 Stock Option Plans

  Under the Company's stock option plans, options are granted for ten year periods and become exercisable ratably over a vesting period of four years, or as determined by the Board of Directors'. Under the 1986 Plan (the "86 Plan"), which was terminated in 1994, there are no further options available for issuance. Under the 1993 Plan (the "93 Plan"), as amended, 2,600,000 shares of common stock are reserved for issuance thereunder. The 93 Plan provides for the grant of both incentive stock options and non-qualified stock options to key employees and consultants of the Company. Under the 93 Plan, options may be granted at prices not less than the fair market value of the Company's common stock at grant date (85 percent for non-qualified options). Under the 1993 Non-Employee Directors' Stock Plan (the "Directors' Plan"), as amended, 250,000 shares of common stock are reserved for issuance thereunder.

  Activity in the Company's stock option plans is summarized as follows (prices are weighted average prices):

                                         YEARS ENDED MARCH 31,
                           -----------------------------------------------------
                                 1998              1997              1996
                           ----------------- ----------------- -----------------
                            SHARES    PRICE   SHARES    PRICE   SHARES    PRICE
                           ---------  ------ ---------  ------ ---------  ------
Options outstanding,
 beginning of year.......  1,648,220  $11.87 1,433,994  $11.58 1,217,586  $ 5.74
Granted..................  1,119,745   16.11   790,152   10.37   706,400   18.11
Exercised................   (385,841)   8.59  (224,920)   5.09  (275,832)   1.70
Canceled.................   (590,851)  15.72  (351,006)  11.78  (214,160)  12.03
                           ---------  ------ ---------  ------ ---------  ------
Options outstanding, end
 of year.................  1,791,273  $13.96 1,648,220  $11.84 1,433,994  $11.67
                           =========  ====== =========  ====== =========  ======
Exercisable, end of year.    554,456           472,742           290,138
                           =========         =========         =========

  The following table summarizes the stock options as of March 31, 1998 (prices and contractual life are weighted averages):

                           OPTIONS OUTSTANDING        EXERCISABLE OPTIONS
                     -------------------------------- --------------------
                                  REMAINING
   ACTUAL RANGE OF     NUMBER    CONTRACTUAL EXERCISE   NUMBER    EXERCISE
   EXERCISE PRICES   OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
   ---------------   ----------- ----------- -------- ----------- --------
    $  .25-$  .25         7,000     9.37      $  .25      4,333    $  .25
      1.00-  1.00           340     3.46        1.00        340      1.00
      4.50-  6.25       152,867     6.25        6.13    127,053      6.11
      7.44- 11.09       816,273     8.02        9.79    255,906      9.63
     12.13- 18.00       440,659     8.51       13.25     87,096     13.43
     19.50- 28.25       232,556     8.41       21.76     76,436     20.84
     30.00- 38.75       135,578     9.50       36.07      3,292     37.30
     46.25- 46.25         6,000     9.48       46.25        --        --
    -------------     ---------     ----      ------    -------    ------
    $  .25-$46.25     1,791,273     8.16      $13.96    554,456    $11.05
    =============     =========     ====      ======    =======    ======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The Company accounts for these plans under APB Opinion No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and per share information would have been adjusted to the following pro forma amounts, for the years ended March 31, (in thousands, except per share amounts):

                                                          1998    1997     1996
                                                         ------- -------  ------
   Net income (loss)......................... As         $16,397 $(3,257) $5,240
                                              reported
                                              Pro forma  $13,826 $(4,600) $4,763
   Basic net income (loss) per share......... As         $  1.44 $ (0.32) $ 0.53
                                              reported
                                              Pro forma  $  1.22 $ (0.45) $ 0.48
   Diluted net income (loss) per share....... As         $  1.36 $ (0.31) $ 0.50
                                              reported
                                              Pro forma  $  1.14 $ (0.44) $ 0.45

  The weighted-average grant date fair value of options during 1998, 1997 and 1996 was $16.93, $5.88 and $9.81, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996; risk-free interest rate of 5.4 percent; 7.0 percent and 7.0 percent, respectively; expected dividend yields of 0.0 percent; expected lives of 4.16 years, 4.3 years and 4.3 years, respectively; expected volatility 72 percent, 70 percent and 66 percent, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 Employee Stock Purchase Plan

  Under the 1993 Employee Stock Purchase Plan (the "Plan"), as amended, 500,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at a price not less than 85 percent of the market value of the stock on specified dates. At March 31, 1998, 330,052 shares had been purchased by employees under the Plan.

6. COMMITMENTS:

  The Company leases various facilities under non-cancelable operating leases. At March 31, 1998, the future minimum commitments under these leases are as follows (in thousands):

     YEARS ENDING
      MARCH 31,
     ------------
      1999..............................................................  $2,004
      2000..............................................................   1,730
      2001..............................................................     549
      2002..............................................................     432
      2003 and thereafter...............................................     310
                                                                          ------
                                                                          $5,025
                                                                          ======

  Rent expense under the Company's operating leases was approximately $2.1 million, $1.9 million and $1.3 million for fiscal years 1998, 1997 and 1996, respectively.

  In April 1998, the Company entered into an agreement with Fluoroware, Inc. ("Fluoroware"), the leading supplier of materials management solutions, to acquire Fluoroware's (Chaska, Minnesota) FluoroTrack(R)

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES automated radio frequency identification ("RFID") technology for automated work-in-progress tracking in semiconductor factories. Under the terms of the agreement, Asyst will acquire all of FluoroTrack's intellectual property including RFID tracking solutions, inventory and installed-base opportunities from Fluoroware in consideration for approximately $3.0 million in cash.

7. INTERNATIONAL SALES:

  International sales, which principally of export sales from the U.S., consisted of the following (in thousands):

                                                     YEARS ENDED MARCH 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
     Europe........................................ $  5,745  $ 4,553  $ 4,873
     Japan.........................................   13,516    8,393    5,199
     Taiwan........................................   72,455   43,484   23,254
     Asia-Pacific (excluding Japan and Taiwan).....   13,605   22,106   13,874
                                                    --------  -------  -------
       Total international sales................... $105,321  $78,536  $47,200
                                                    ========  =======  =======
     International sales as a percentage of net
      sales........................................       64%      57%      48%
                                                    ========  =======  =======

8. INCOME TAXES:

  The provision for income taxes attributable to continuing operations is based upon income before income taxes from continuing operations as follows (in thousands):

                                                        YEARS ENDED MARCH 31,
                                                       ------------------------
                                                        1998     1997    1996
                                                       -------  ------- -------
     Domestic......................................... $30,375  $18,476 $12,158
     Foreign..........................................  (1,880)     105     (26)
                                                       -------  ------- -------
                                                       $28,495  $18,581 $12,132
                                                       =======  ======= =======

  The provision (benefit) for income taxes consisted of (in thousands):

                                                        YEARS ENDED MARCH 31,
                                                        -----------------------
                                                         1998   1997     1996
                                                        ------ -------  -------
     Current:
       Federal......................................... $4,435 $ 3,437  $ 5,770
       State...........................................    851   1,294    1,374
       Foreign.........................................     35      97      231
                                                        ------ -------  -------
         Total current.................................  5,321   4,828    7,375
                                                        ------ -------  -------
     Deferred:
       Federal.........................................  3,047  (4,616)  (3,461)
       State...........................................    855  (1,288)    (836)
                                                        ------ -------  -------
         Total deferred................................  3,902  (5,904)  (4,297)
                                                        ------ -------  -------
                                                        $9,223 $(1,076) $ 3,078
                                                        ====== =======  =======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The provision (benefit) for income taxes included in the accompanying consolidated statement of operations consisted of the following (in thousands):

                                                       YEARS ENDED MARCH 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
     Continuing operations........................... $10,258  $ 7,173  $ 4,489
     Discontinued operations.........................  (1,035)  (8,249)  (1,411)
                                                      -------  -------  -------
       Total......................................... $ 9,223  $(1,076) $ 3,078
                                                      =======  =======  =======

  The provision for income taxes attributable to continuing operations is reconciled with the Federal statutory rate as follows (in thousands):

                                                        YEARS ENDED MARCH 31,
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------  ------
     Provision computed at Federal statutory rate.....  $ 9,974  $6,503  $4,246
     State taxes, net of Federal benefit..............    1,676   1,295     932
     Foreign income and withholding taxes in excess of
      statutory rate..................................      --      --      177
     In-process research and development cost write-
      off.............................................      --      467     --
     Non-deductible expenses and other................      169     276     153
     Tax credits......................................      --      --      --
     FSC benefit......................................   (1,159)   (705)   (282)
     Change in valuation allowance....................      --     (578)   (456)
     Tax exempt income................................     (402)    (85)   (281)
                                                        -------  ------  ------
                                                        $10,258  $7,173  $4,489
                                                        =======  ======  ======
     Effective income tax rate........................       36%     39%     37%
                                                        =======  ======  ======

  The components of the net deferred tax asset are as follows (in thousands):

                                                                  MARCH 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------  -------
     Provisions for discontinued operations.................... $3,042  $ 7,222
     Accounts receivable allowances............................    441      740
     Inventory reserves........................................  1,983    1,203
     Accrued vacation..........................................    583      377
     Accrued warranty..........................................  1,562    1,530
     Acquired technology.......................................    692      687
     Other temporary differences...............................    191      489
                                                                ------  -------
     Deferred tax asset........................................  8,444   12,248
     Depreciation and amortization.............................   (439)    (182)
     Capitalized patent costs..................................   (308)    (467)
                                                                ------  -------
     Deferred tax liability....................................   (747)    (649)
                                                                ------  -------
     Net deferred tax asset.................................... $7,697  $11,599
                                                                ======  =======

9. CLOSURE OF ASYST AUTOMATION, INC.:

  In January 1997, the Company adopted a formal plan to cease operations of its subsidiary, Asyst Automation, Inc. ("AAI") by the end of September 1997. The operations of AAI ceased on September 30, 1997.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

The decision was based upon the subsidiary's lack of ability to profitably manufacture and sell AAI's products. Accordingly, AAI has been accounted for as a discontinued operation in the accompanying financial statements. In the third quarter of fiscal year 1998, an additional loss of $1,840,000, net of $1,035,000 income tax benefit was recorded. This resulted from management's determination that higher costs related to ongoing warranty activities and contractual obligations existed for periods extending beyond those originally estimated. The net assets of AAI at March 31, 1998 and 1997 consisted primarily of trade receivables, inventory and property, plant and equipment, net of ongoing warranty reserves, assumed by Asyst Technologies, Inc.

  The losses from the closure of AAI reflect management's best estimate, based on the information currently available, of costs to be incurred for existing and probable events of the discontinued operations. The results of AAI are as follows:

                                                      YEARS ENDED MARCH 31,
                                                     --------------------------
                                                      1998      1997     1996
                                                     -------  --------  -------
   Net sales........................................ $   --   $ 22,743  $22,806
                                                     =======  ========  =======
   Loss from operations before income tax benefit... $   --   $ (9,519) $(3,814)
   Income tax benefit...............................     --      3,427    1,411
                                                     -------  --------  -------
     Loss from operations...........................     --     (6,092)  (2,403)
                                                     -------  --------  -------
   Loss on disposal before income tax benefit.......  (2,875)  (13,395)     --
   Income tax benefit...............................   1,035     4,822      --
                                                     -------  --------  -------
     Loss on disposal...............................  (1,840)   (8,573)     --
                                                     -------  --------  -------
   Total loss on discontinued operations............ $(1,840) $(14,665) $(2,403)
                                                     =======  ========  =======

10. ACQUISITION OF RADIANCE SYSTEMS, INC.:

  On November 15, 1996, the Company purchased RSI, a developer and supplier of software products to be used in the semiconductor manufacturing industry, by acquiring all of the outstanding stock of RSI in exchange for 129,740 shares of common stock of the Company. The total purchase price was approximately $2.4 million and was accounted for as a purchase in the quarter ended December 28, 1996.

  In connection with the acquisition, approximately $1.3 million of the acquired intangible assets consisted of in-process research and development. Because there was no assurance that the Company would be able to successfully complete the development of RSI products or that the acquired technology had any alternative future use, the acquired in-process research and development was charged to expense in fiscal 1997. As a result of the purchase price allocation, $1.7 million (including $0.6 million of deferred tax liability) was assigned to intangible assets related to existing product technology, the assembled workforce and excess of the purchase price over net assets acquired. These intangible assets are being amortized over a period of three years. Accumulated amortization was approximately $0.7 million and $0.1 million as of March 31, 1998 and 1997, respectively. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying consolidated balance sheets, is recoverable.

  Comparative pro forma information reflecting the acquisition of RSI has not been presented because the operations of RSI are not material to the Company's consolidated financial statements.

11. RELATED PARTY TRANSACTIONS:

  On September 30, 1997, the Company entered into an asset purchase agreement with Palo Alto Technologies, Inc. ("PAT") pursuant to which the Company sold to PAT certain intellectual property rights and

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES office equipment which were owned or licensed by AAI in consideration for quarterly "Earn-Out Payments" up to an aggregate of $2.0 million. The "Earn-Out Payments" are equal to 4.0 percent of PAT gross revenue. The Company may convert the right to receive such "Earn-Out Payments" into shares of PAT securities at the closing of certain issuances of securities by PAT. In addition, PAT granted the Company the non-exclusive, worldwide right to distribute and sell any of PAT's products on PAT's most favorable distributor terms and conditions; except PAT may grant exclusive distribution rights to particular markets so long as such rights are first offered to the Company and the Company does not accept the offer. Such distribution rights shall terminate on the earlier of (i) the fifth anniversary of such agreement or
(ii) if the Company begins selling its own products which are directly competitive with PAT's products. The Chairman and Chief Executive Officer of the Company is the Chairman and principal shareholder of PAT. The parties have agreed that the Chairman and Chief Executive Officer of the Company and one other officer of the Company may be advisors or directors of PAT while employed full time by the Company.

  At March 31, 1998, the Company held two notes receivable, with balances totaling $361,250, from an officer of the Company. The first note receivable is the result of a loan made to the officer during the current year, in order to assist with the purchase of a new residence as part of the officer's relocation to California. The loan bears an interest rate of 4.0 percent per annum while the officer is an employee of the Company and 6.39 percent per annum if the officer's employment with the Company terminates for any reason prior to repayment of the loan. The loan is secured by a second deed of trust on the officer's California residence. The first note shall terminate and be immediately due and payable upon the earlier of: (i) September 1, 2002, (ii) 90 days after the termination of the officer's employment for any reason,
(iii) a default on the repayment of any principal or interest portion on the loan., (iv) a default on the first mortgage on the property, (v) the sale or transfer of the property or (vi) the insolvency of the officer. The second note receivable is the result of a loan made to the same officer of the Company during the current year, in order to facilitate the officer's relocation to California. The second loan bears an interest rate of 6.39 percent per annum and is secured by a pledge of all the shares of the Company Common Stock that the officer owns or that the officer may subsequently acquire. The second loan shall be forgiven ratably over a 48 month period; provided, however, that if the officer's employment is terminated without cause or by the officer's death, the second loan shall be forgiven in full. The second loan shall terminate and be immediately due and payable upon the earlier of: (i) 90 days after the officer's voluntary termination, (ii) the insolvency of the officer or (iii) the officer's termination for cause.

12. LEGAL PROCEEDINGS

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

                                                                     SCHEDULE II

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                              BALANCE  CHARGED TO/            RECOVERY  BALANCE
                             BEGINNING  RECOVERY                 OF       END
                              OF YEAR  OF EXPENSES DEDUCTIONS INVENTORY OF YEAR
                             --------- ----------- ---------- --------- -------
March 31, 1996
  Allowance for doubtful
   accounts ................  $  720     $4,125     $  (482)   $  --    $4,363
March 31, 1997
  Allowance for doubtful
   accounts.................  $4,363     $ (300)    $(2,218)   $  --    $1,845
March 31, 1998
  Allowance for doubtful
   accounts.................  $1,845     $1,955     $(5,904)   $3,204   $1,100

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 29TH DAY OF JUNE 1998.

                                          Asyst Technologies, Inc.

                                                     /s/ Mihir Parikh
                                          By: _________________________________
                                                       Mihir Parikh
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ Mihir Parikh                  Chairman and Chief Executive    June 29, 1998
____________________________________  Officer (Principal
   Mihir Parikh                       Executive Officer)

   /s/ Douglas J. McCutcheon         Senior Vice President and       June 29, 1998
____________________________________  Chief Financial Officer
   Douglas J. McCutcheon              (Principal Financial and
                                      Accounting Officer)

   /s/ Stanley J. Grubel             Director                        June 29, 1998
____________________________________
   Stanley J. Grubel

   /s/ Tsuyoshi Kawanishi            Director                        June 29, 1998
____________________________________
   Tsuyoshi Kawanishi

   /s/ Ashok K. Sinha                Director                        June 29, 1998
____________________________________
   Ashok K. Sinha

   /s/ James E. Springgate           Director                        June 29, 1998
____________________________________
   James E. Springgate

   /s/ Walter W. Wilson              Director                        June 29, 1998
____________________________________
   Walter W. Wilson

                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER                       DESCRIPTION OF DOCUMENT
     ----------                     -----------------------
      3.1*      Amended and Restated Articles of Incorporation of the Company.
      3.2*      Bylaws of the Company
      4.1****   Common Stock Purchase Agreement, dated September 25, 1997.
     10.1*      Form of Indemnity Agreement entered into between the Company and its directors and officers.
     10.2*+     Company's 1986 Incentive Stock Option Plan and related form of incentive stock option agreement.
     10.3*+     Company's 1986 Supplemental Stock Option Plan and related form of supplemental stock option agreement.
     10.4*+     Company's 1993 Stock Option Plan and related form of stock option agreement.
     10.5*+     Company's 1993 Employee Stock Purchase Plan and related
                offering document.
     10.6*+     Company's 1993 Non-Employee Directors' Stock Option Plan and
                related offering document.
     10.7*+     Company's Fiscal 1993 and Fiscal 1994 Executive Bonus Plans.
     10.8*      Manufacturing License Agreement between the Company and Tokyo
                Electron Limited, dated January 10, 1993.
     10.9*      Distributor Agreement between the Company and Tokyo Electron
                Limited, dated January 10, 1993.
     10.10*     Operating Agreement between the Company and M&W, dated November
                7, 1990.
     10.11*     Hewlett-Packard SMIF License Agreement dated June 6, 1984.
     10.12***   Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
     10.13***   Sublease Agreement between the Company and the Kato Road
                Partners dated February 16, 1995.
     10.14**+   Employment Agreement between the Company and Guy Gandenberger dated September 6, 1994.
     10.15***** Asset Purchase Agreement between Palo Alto Technologies, Inc., the Company and Asyst Automation, Inc., dated September 30,
                1997.
     10.16+     Loan Agreement A, between the Company and Terry Moshier, and the Promissory Note Secured by Deed of Trust, all dated August
                1, 1997.
     10.17+     Loan Agreement B and Loan Pledge Agreement, between the Company and Terry Moshier, and Promissory Note, all dated August 1,
                1997.
     21.1**     Subsidiaries of the Company.
     23.1       Consent of Arthur Andersen LLP.
     27         Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-
                K submitted to the Securities and Exchange Commission.).

--------
    * Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66184), as amended.