Form 10-Q
period 1998-06-30
ASYST TECHNOLOGIES INC /CA/
filed 1998-08-11
CIK 909326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________


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



THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF AUGUST 3, 1998 WAS 12,148,737.
--------------------------------------------------------------------------------

                            ASYST TECHNOLOGIES, INC.



                                     INDEX


Part I.          Financial Information                               Page No.
                 ---------------------                               --------

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets --
                 June 30, 1998 and March 31, 1998                           2

                 Condensed Consolidated Statements of Operations --
                 Three Months Ended June 30, 1998 and                       3
                 June 30, 1997

                 Condensed Consolidated Statements of Cash Flows --
                 Three Months Ended June 30, 1998 and
                 June 30, 1997                                              4

                 Notes to Condensed Consolidated Financial
                 Statements                                                 5

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9

Part II.         Other Information                                         12
                 -----------------

     Item 1.     Legal Proceedings                                         12

     Item 6.     Exhibits and Reports on Form 8-K                          12

Signatures                                                                 13
----------

Exhibit Index                                                              14
-------------

                        PART 1 - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL  STATEMENTS

                                                ASYST TECHNOLOGIES, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (In thousands)


                                                                                       June 30,              March 31,
                                                                                         1998                  1998
                                                                                  ----------------       ---------------
                                                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                            $  6,280              $ 12,288
     Short-term investments                                                                 81,735                70,487
     Accounts receivable, net                                                               21,232                26,534
     Inventories                                                                            22,799                18,851
     Prepaid expenses and other current assets                                              12,010                11,938
     Net current assets of discontinued operations                                              --                 1,438
                                                                                          --------              --------
                   Total current                                                           144,056               141,536
                   assets

Property and equipment, net                                                                 11,133                11,133
Other assets, net                                                                            1,982                 1,802
                                                                                          --------              --------

                                                                                          $157,171              $154,471
                                                                                          ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $  7,795              $  8,671
     Accrued liabilities and other current liabilities                                      13,318                13,124
     Customer deposits                                                                       1,116                 1,267
     Net current liabilities of discontinued operations                                        165                    --
     Income taxes payable                                                                    2,284                   606
                                                                                          --------              --------

                   Total current liabilities                                                24,678                23,668
                                                                                          --------              --------

Shareholders' equity:
     Common stock                                                                          116,461               116,347
     Retained earnings                                                                      16,032                14,456
                                                                                          --------              --------

                   Total shareholders' equity                                              132,493               130,803
                                                                                          --------              --------

                                                                                          $157,171              $154,471
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

                            ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited:  In thousands, except per share amounts)


                                                                                Three Months Ended
                                                                                    June 30,
                                                                           ------------------------------
                                                                              1998             1997
                                                                           -------------   --------------
Net sales                                                                     $34,073          $37,686
Cost of sales                                                                  17,603           21,314
                                                                              -------          -------

        Gross profit                                                           16,470           16,372
                                                                              -------          -------

Operating expenses:
      Research and development                                                  3,779            2,744
      Selling, general and administrative                                       9,579            8,710
      Purchased in-process research and development                             1,200               --
                                                                              -------          -------

                      Total operating expenses                                 14,558           11,454
                                                                              -------          -------

Operating income                                                                1,912            4,918
Other income, net                                                                 551              297
                                                                              -------          -------

Income before provision for income taxes                                        2,463            5,215

Provision for income taxes                                                        887            1,878
                                                                              -------          -------

Net income                                                                    $ 1,576          $ 3,337
                                                                              =======          =======

Basic earnings per share                                                      $  0.13          $  0.31
                                                                              =======          =======
Diluted earnings per share                                                    $  0.12          $  0.30
                                                                              =======          =======

Shares used in per share calculation of:
      Basic earnings per share                                                 12,078           10,662
                                                                              =======          =======
      Diluted earnings per share                                               12,634           11,066
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

                            ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited: In thousands)


                                                                                       Three Months Ended
                                                                                            June 30,
                                                                                -----------------------------------
                                                                                     1998                 1997
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $  1,576              $ 3,337
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Purchased in-process research and development                                 1,200                   --
       Change in netassets/liabilities of discontinued operations                    1,603                 (906)
       Depreciation and amortization expense                                         1,293                1,044
       Provision for doubtful accounts                                                  34                1,361
   Changes in current assets and liabilities, net of acquisition of
    FluoroTrac(R) product line:
       Accounts receivable                                                           5,268                2,210
       Inventories                                                                  (2,470)              (4,168)
       Prepaid expenses and other current assets                                       (72)               1,242
       Accounts payable                                                               (878)                 206
       Accrued liabilities                                                             196               (1,071)
       Customer deposits                                                              (151)                (935)
       Income taxes payable                                                          1,678                1,163
                                                                                  --------              -------

                      Net cash provided by operating activities                      9,277                3,483
                                                                                  --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                                          (935)              (1,048)
   Purchase of short-term investments                                              (20,050)                  --
   Sale of short-term investments                                                    8,802                   --
   Decrease (increase) in other assets                                                (422)                  58
   Cash used for acquisition of the FluoroTrac(R) product line                      (2,794)                  --
                                                                                  --------              -------

                      Net cash used for investing activities                       (15,399)                (990)
                                                                                  --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                            114                  514
                                                                                  --------              -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (6,008)               3,007

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      12,288               12,021
                                                                                  --------              -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  6,280              $15,028
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

                            ASYST TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. ("the Company"), a California corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 1998 included in its Annual Report on Form 10-K.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three month or less from the date of purchase to be cash and cash equivalents. The carrying value of cash equivalents approximates their current fair market value.


SHORT-TERM INVESTMENTS

As of June 30, 1998 and March 31, 1998, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses, net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three months in the period ended June 30, 1998. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

Short-term investments by security type consist of the following (in thousands):

                                                                                           COST / FAIR VALUE
                                                                                           ------------------
                                                                                           JUNE 30,  MARCH 31,
                                                                                            1998       1998
                                                                                           -------    -------
                                                                                        (unaudited)
Debit securities issued by states of the United States and political subdivisions of
  the states...........................................................................    $58,185    $50,487
Corporate debt securities..............................................................     23,550     20,000
                                                                                           -------    -------
  Total................................................................................    $81,735    $70,487
                                                                                           =======    =======

INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):


                                       JUNE 30,    MARCH 31,
                                         1998        1998
                                    ------------  -----------
                                      (unaudited)
Raw materials........................    $18,611    $15,019
Work-in-process and finished goods...      4,188      3,832
                                         -------    -------
                                         $22,799    $18,851
                                         =======    =======


EARNINGS PER SHARE

Earnings per share has been reported based upon Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                   THREE MONTHS ENDED
                                                         JUNE 30,
                                                --------------------------
                                                     1998         1997
                                                ------------  ------------
                                                  (unaudited)  (unaudited)
Basic earnings per share:
    Net income................................       $ 1,576   $ 3,337
                                                     -------   -------
    Weighted average common shares............        12,078    10,662
                                                     -------   -------
              Basic earnings per share........       $  0.13   $  0.31
                                                     =======   =======

Diluted earnings per share:
    Net income................................       $ 1,576   $ 3,337
                                                     -------   -------
    Weighted average common shares............        12,078    10,662
    Weighted average common share equivalents:
        Options...............................           556       404
                                                     -------   -------
    Diluted weighted average common shares....        12,634    11,066
                                                     -------   -------
              Diluted earnings per share......       $  0.12   $  0.30
                                                     =======   =======


PROVISION FOR INCOME TAXES

Income tax expense for the three month periods ended June 30, 1998 and June 30, 1997, includes a provision for federal, state and foreign taxes based upon the annual estimated effective tax rates applicable to the Company and its subsidiaries for the year.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, requires companies to report a new measure of income. The Company adopted SFAS No. 130 during the first quarter of fiscal 1999. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected in instead in equity. The Adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will become effective for the Company's year ending March 31, 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," which establishes standards for the accounting for derivative transactions and derivative portion of certain other contracts. SFAS No. 133 will become effective for the Company's year ending March 31, 2001. The Company believes that SFAS No. 133 will not have a material impact on the Company's financial statements.


ACQUISITION OF THE FLUOROTRAC(R) PRODUCT LINE

In April 1998, the Company entered into an agreement with Fluoroware, Inc. ("Fluoroware"), a supplier of materials management solutions, to acquire Fluoroware's FluoroTrac(R) automated radio frequency identification ("RFID") technology for automated work-in-progress tracking in semiconductor factories. Under the terms of the agreement, the Company acquired all of the FluoroTrac intellectual property including RFID tracking solutions, inventory and installed-base opportunities from Fluoroware in consideration for approximately $2.8 million in cash and liabilities assumed by the Company.

In connection with the acquisition, approximately $1.2 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of FluoroTrac products or that the technology has any alternative future use, such in-process research and development was charged to expense. As a result of the purchase price allocation, approximately $0.3 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a three to five year period. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable.


SHAREHOLDER RIGHTS PLAN

On June 22, 1998, the Board of Directors of the Company, declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, without par value per share, (the "Common Shares") of the Company. The dividend is effective as of July 10, 1998 (the "Record Date") with respect to the shareholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value per share, (the "Preferred Shares") of the Company at a price of $140 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of 100 Common Shares.

STOCK REPURCHASE PROGRAM

On June 22, 1998, the Board of Directors of the Company, authorized a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be repurchased by the Company using existing cash, from time-to-time at market prices, and as market and business conditions warrant, in the open market, or in negotiated transactions. The Company will utilize a portion of the reacquired shares for reissuance in connection with certain employee stock programs.

ACQUISITION OF HINE DESIGN INCORPORATED

On July 31, 1998, the Company completed its acquisition of Hine Design Incorporated ("Hine Design"). The acquisition originally announced on July 6, 1998, was structured as a purchase of all of the outstanding capital stock of Hine Design for approximately $11.3 million in cash. In addition, the Company granted options to purchase the Company's common stock in substitution for outstanding , vested options to purchase capital stock of Hine Design worth approximately $1.0 million and assumed certain liabilities of Hine Design of approximately $11.7 million. Hine Design, a supplier of wafer-handling robots for semiconductor process tools, is now a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.


RESULTS OF OPERATIONS
---------------------

Net sales. Net sales decreased from $37.7 million for the three months ended June 30, 1997, to $34.1 million, a 9.6 percent decrease, for the three months ended June 30, 1998. Net sales also decreased sequentially from the fourth quarter of fiscal year 1998 by $11.1 million or 24.5 percent. The decrease in net sales were consistent across all of the Company's products except software products, which increased approximately 1.2 percent. The decrease in the Company's net sales was caused by the rapid downward change in the semiconductor manufacturing industry's capital expenditures due to an excess global supply of integrated circuit devices. In addition, the economic downturn in Asia, which has accounted for about 20 percent of the industry's global consumption of semiconductor products, has also impacted the global demand for products from semiconductor foundries. Both sales to original equipment manufacturers (OEMs) and adaptive sales to semiconductor foundry channels of distribution are down from the levels in the same quarter of the prior year. Net sales for the next several quarters are expected to be significantly lower than those in the same prior year periods. The increase in software net sales is due primarily to greater acceptance of Asyst software products in the semiconductor industry and its low base in prior periods.

Furthermore, international sales for the Company decreased from 63.8 percent of net sales or $24.0 million in the quarter ended June 30, 1997, to 61.6 percent of net sales or $21.0 million for the three months ended June 30, 1998. International sales by region for the three month period ended June 30, 1998 are summarized as follows:

                Geographic         Net Sales    Percentage of
                Region           (in millions)    Net Sales
               ---------        -------------    ------------

                Taiwan               $15.9            46.7%
                Japan                  2.6             7.6%
                Singapore              1.2             3.5%
                Europe                 1.3             3.8%
                Korea                  0.0             0.0%
                                     -----            ----
                                     $21.0            61.6%
                                     =====            ====

A substantial portion of the Company's international sales have been to customers in the Asia Pacific region. The economies of many of those countries are currently in turmoil. There can be no assurance that the economic problems of the region and its related impact on the economies of the other areas served by the Company will not result in future cancellations or delays in orders.

----------------------------------

Gross Margin. Gross margin increased from 43.4 percent for the three months ended June 30, 1997, to 48.3 percent for the three months ended June 30, 1998. The increase in gross margin resulted from improved production scheduling and cost reduction efforts in the Company's manufacturing operations, particularly in its Load Port Product line, which accounted for 39.6 percent of net sales for the three months ended June 30, 1998 compared to 48.0 percent for the same three month period in the prior fiscal year. The Company expects that its gross margin will continue to fluctuate in the future as the level of net sales change and product mix varies. With the expected decline in net sales for the next several quarters it is very likely that the gross margin will be adversely effected.

Research and development. Research and development expenses increased from $2.7 million, or 7.3 percent of net sales, during the three months ended June 30, 1997, to $3.8 million, or 11.1 percent of net sales, during the three months ended June 30, 1998. The increase in spending level is due primarily to increases in staffing and personnel related expenses and other costs driven by the Company's continuing development of new products and product enhancements. The increase as a percent of net sales was caused by continuation of certain projects to protect the long term position of the Company as a leader in its markets despite the decrease in net sales. However, the Company did reduce its research and development spending levels from its fourth quarter for the year ended March 31, 1998, by approximately 3 percent. The Company expects that its research and development costs will fluctuate in future periods, both in the dollar level of spending and as a percentage of net sales.

Selling, general and administrative. Selling, general and administrative expenses increased from $8.7 million, or 23.1 percent of net sales, during the three months ended June 30, 1997, to $9.6 million, or 28.1 percent of net sales, during the three months ended June 30, 1998. The increase in selling, general and administrative expenses as a percentage of net sales for the three month period ended June 30, 1998, over the same period in the prior fiscal year is the result of both higher spending levels and lower net sales in the quarter just ended. The increase in the spending level is due to the addition of the FluoroTrac operation at the beginning of the quarter and increases in people and related expenses during the prior fiscal year in response to higher net sales in each quarter during the prior fiscal year. In addition, the Company has continued to pursue patent infringement actions to protect the Company's intellectual property through the discovery stage during the three month period ended June 30, 1998. For further discussion of the Company's patent infringement actions, see Part II - Other Information, Item 1: "Legal Proceedings", of this report. Late in the quarter, the Company took steps to reduce its selling, general and administrative spending levels in response to the decrease in net sales activity the Company is currently experiencing. The Company expects that selling, general and administrative spending will decrease in future periods in response to the decrease in net sales although spending may increase as a percentage of net sales.

Purchased in-process research and development and amortization. In April 1998, the Company completed the acquisition of the FluoroTrac product line from Fluoroware, Inc. The transaction was recorded using purchase accounting in the quarter ended June 30, 1998. In connection with the acquisition of FluoroTrac, the Company recorded a write-off of $1.2 million of in-process research and development (See the Notes to Condensed Consolidated Financial Statements) in the quarter ended June 30, 1998. The remaining excess cost of purchase price over net assets acquired of approximately $0.3 million is being amortized over three to five years.

Other income, net. Other income, net, increased from $0.3 million during the three months ended June 30, 1997 to $0.6 million during the three months ended June 30, 1998. The increase in other income, net, resulted from higher average cash, cash equivalents and short-term investments available during the period, partially offset by lower royalty income due to the expiration of certain license agreements during the prior fiscal year. The Company expects other income, net, to decrease in future quarters as cash is used for acquisitions, including the acquisition of Hine Design Incorporated, and the repurchase of its common stock pursuant to its Stock Repurchase Program.

----------------------------------

Provision for income taxes. The Company's effective income tax rate was 36.0 percent for the three month periods ended June 30, 1998 and 1997. The rates were based upon the Company's then current estimate of the effective tax rate for the related fiscal year. The rate for the current fiscal year may change as the estimate of pretax income and the impact of various tax benefits available to the Company changes.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1998, the Company had approximately $88.0 million in cash, cash equivalents and short-term investments and approximately $119.4 million of working capital. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. As of June 30, 1998, there were no outstanding borrowings against the line of credit and the Company was in compliance with all the financial covenants required by the bank. Interest is at the bank's prime rate.

Subsequent to June 30, 1998, the Company completed its acquisition of Hine Design Incorporated ("Hine Design"). The acquisition originally announced on July 6, 1998, was structured as a purchase of all of the outstanding capital stock of Hine Design for approximately $11.3 million in cash. In addition, the Company granted options to purchase the Company's common stock in substitution for outstanding , vested options to purchase capital stock of Hine Design worth approximately $1.0 million and assumed certain liabilities of Hine Design of approximately $11.7 million. Hine Design, a supplier of wafer-handling robots for semiconductor process tools, is now a wholly owned subsidiary of the Company.

Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date, inflation has not had a material impact on the Company's net sales or results of operations. The functional currency of the Company is the US dollar. To date, the impact of currency translation gains or losses has not been material to the Company's sales or results of operations.

The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash, cash equivalents and short-term investments, cash generated from operations and existing sources of working capital will be adequate to finance its operations, planned acquisitions and stock repurchase plan through fiscal year 1999.

IMPACT OF YEAR 2000 ISSUE
-------------------------

As a result of many computer programs using two digits rather than four to express dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. In conjunction with expert third-party Year 2000 consultants, the Company is assessing and implementing programs to address its potential exposures to the Year 2000 issue. With respect to its internal business systems, the Company is working with the third-party vendors of such systems to ensure that Year 2000 compliance either exists today or will be achieved via vendor supplied upgrades in a timely manner. The Company has adopted programs which it continues to evaluate and modify to ensure Year 2000 compliance is met, for both future shipments of its products and for its products already in the current customer installed base. Many products have already been found to be compliant, while others still may require further modification in order to be compliant. Furthermore, the Company is addressing the potential impact to the Company of non-compliance by any of its key suppliers or customers. The Company's programs include communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key suppliers, the Company may develop contigency plans for an alternate source of supply. The Company expects to incur internal staff and engineering costs as well as consulting and other expenses related to the Year 2000 project. At this time, these costs of effecting any such product modifications, or the impact on the operations of the Company should it or one of its suppliers be unable to successfully address the Year 2000 issue, are not yet estimable but are believed to not be material. Despite these efforts, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company in the future.

                         PART II  -  OTHER INFORMATION


Item 1.        Legal Proceedings

                In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), a joint venture comprised of Jenoptic, Emtrak, Inc. (Emtrak") and Empak, Inc. ("Empak"), Emtrak and Empak alleging infringements of two patents related to the Company's SMART Traveler System(TM). The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants have filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak have also alleged that the Company has violated federal antitrust laws. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal without prejudice of their respective claims and counter claims against each other. A trial date has been set for April 1999. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.


Item 6.        Exhibits and Reports on Form 8-K

                (a)   Exhibits

                       27.1 Financial Data Schedule

                (b)   Form 8-K

                       The Company filed a current report Form 8-K relating to its adoption of a Shareholder Rights Plan on June 29, 1998

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ASYST TECHNOLOGIES, INC.



Date:    August 11, 1998       By:    /s/ Douglas J. McCutcheon
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