Form 10-Q
period 1998-09-30
ASYST TECHNOLOGIES INC /CA/
filed 1998-11-10
CIK 909326

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         -----           SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         -----          SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________


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



THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF NOVEMBER 2, 1998 WAS 11,349,972.

                            ASYST TECHNOLOGIES, INC.



                                     INDEX

                                                                                           Page No.
                                                                                           --------
Part I.   Financial Information
          ---------------------

          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets --
                       September 30, 1998 and March 31, 1998                                   2

                     Condensed Consolidated Statements of Operations --
                       Three Months Ended September 30, 1998 and                               3
                       September 30, 1997 and Six Months Ended
                       September 30, 1998 and September 30, 1997

                     Condensed Consolidated Statements of Cash Flows --
                       Six Months Ended September 30, 1998 and
                       September 30, 1997                                                      4

                     Notes to Condensed Consolidated Financial
                       Statements                                                              5

         Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                     9

Part II. Other Information
         -----------------

         Item 1.     Legal Proceedings                                                        13

         Item 4.     Submission of Matters to a Vote of Security Holders                      13

         Item 6.     Exhibits and Reports on Form 8-K                                         15

Signatures                                                                                    16
----------

Exhibit Index                                                                                 17
-------------

                         PART 1 - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        SEPTEMBER 30,             MARCH 31,
                                                                            1998                    1998
                                                                        -------------            ----------
                                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $  8,129                $ 12,288
   Short-term investments                                                   39,861                  70,487
   Accounts receivable, net                                                 12,737                  26,534
   Inventories                                                              22,486                  18,851
   Prepaid expenses and other current assets                                 3,112                   4,241
   Deferred tax asset                                                       14,261                   7,697
   Net current assets of discontinued operations                               360                   1,438
                                                                        ----------              ----------

       Total current assets                                                100,946                 141,536

Property and equipment, net                                                 12,237                  11,133
Intangibles and other assets, net                                           20,131                   1,802
                                                                        ----------              ----------

                                                                          $133,314                $154,471
                                                                        ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  5,046                $  8,671
   Accrued liabilities and other current liabilities                        15,332                  13,124
   Customer deposits                                                         1,046                   1,267
   Income taxes payable                                                      1,280                     606
                                                                        ----------              ----------

        Total current liabilities                                           22,704                  23,668
                                                                        ----------              ----------

Shareholders' equity:
   Common stock                                                            107,745                 116,347
   Retained earnings                                                         2,865                  14,456
                                                                        ----------              ----------
        Total shareholders' equity                                         110,610                 130,803
                                                                        ----------              ----------
                                                                          $133,314                $154,471
                                                                        ==========              ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited: In thousands, except per share amounts)

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                1998          1997          1998           1997
                                                            -----------    ----------    ----------     ----------
Net sales                                                     $ 15,963      $ 40,312      $ 50,036       $ 77,998

Cost of sales                                                   13,086        22,588        30,689         43,902
                                                              --------      --------      --------       --------

Gross profit                                                     2,877        17,724        19,347         34,096
                                                              --------      --------      --------       --------

Operating expenses:
   Research and development                                      3,613         3,294         7,392          6,038
   Selling, general and administrative                          11,402         8,344        20,981         17,054
   Purchased in-process research and development                 5,900            --         7,100             --
   Restructuring expense                                         2,922            --         2,922             --
                                                              --------      --------      --------       --------

      Total operating expenses                                  23,837        11,638        38,395         23,092
                                                              --------      --------      --------       --------

Operating income (loss)                                        (20,960)        6,086       (19,048)        11,004
Other income, net                                                  935           698         1,486            995
                                                              --------      --------      --------       --------

Income (loss) before provision (benefit)
   for income taxes                                            (20,025)        6,784       (17,562)        11,999

Provision (benefit) for income taxes                            (6,858)        2,442        (5,971)         4,320
                                                              --------      --------      --------       --------

Net income (loss)                                             $(13,167)     $  4,342      $(11,591)      $  7,679
                                                              ========      ========      ========       ========

Basic earnings (loss) per share                               $  (1.13)     $   0.40      $  (0.98)      $   0.72
                                                              ========      ========      ========       ========

Diluted earnings (loss) per share                             $  (1.13)     $   0.37      $  (0.98)      $   0.67
                                                              ========      ========      ========       ========

Shares used in per share calculation of:
    Basic earnings (loss) per share                             11,656        10,801        11,867         10,732
                                                              ========      ========      ========       ========
    Diluted earnings (loss) per share                           11,656        11,728        11,867         11,397
                                                              ========      ========      ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited: In thousands)

                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                     1998               1997
                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $   (11,591)         $   7,679
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Change in net assets/liabilities of discontinued operations                     1,078             (1,810)
      Depreciation and amortization expense                                           2,901              2,209
      Change in provision for doubtful accounts                                        (883)              (461)
      Non-cash restructuring expense                                                    893                 --
      Write down of inventories                                                       1,837                 --
      Tax benefit associated with employee option plans                                  50                548
      Purchased in-process research and development                                   7,100                 --
   Changes in current assets and liabilities, net of acquisition of
    FluoroTrac(R) product line and Hine Design, Incorporated:
      Accounts receivable                                                            16,044              4,294
      Inventories                                                                    (1,730)            (4,609)
      Prepaid expenses and other current assets                                         410              3,565
      Deferred tax asset                                                             (5,817)              (550)
      Accounts payable                                                               (4,505)            (1,365)
      Accrued liabilities                                                             1,124              2,552
      Customer deposits                                                                (221)            (1,136)
      Income taxes payable                                                              674                 33
                                                                                -----------        -----------
         Net cash provided by operating activities                                    7,364             10,949
                                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short-term investments                                              (26,050)                --
    Sale of short-term investments                                                   56,676                 --
    Purchase of property, plant and equipment                                        (2,875)            (1,519)
    Decrease (increase) in other assets                                              (1,015)                 4
    Cash used in the acquisition of the
     FluoroTrac(R) product line                                                      (2,794)                --
    Cash used in the acquisition of Hine Design, Incorporated:                      (12,433)                --
                                                                                -----------        -----------
         Net cash provided by (used by) investing activities                         11,509             (1,515)
                                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash used in the reduction of debt assumed in the
     acquisition of Hine Design, Incorporated                                       (12,479)                --
   Issuance of common stock                                                             919              1,770
   Cash used in the repurchase of common stock                                      (11,472)                --
                                                                                -----------        -----------
        Net cash provided by (used by) financing activities                         (23,032)             1,770
                                                                                -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (4,159)            11,204

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       12,288             12,021
                                                                                -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     8,129        $    23,225
                                                                                ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. ("Company"), a California corporation and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

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


SHORT-TERM INVESTMENTS

As of September 30, 1998 and March 31, 1998, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses, net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income, net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the six months in the period ended September 30, 1998. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

Short-term investments by security type consist of the following (in thousands):

                                                       COST / FAIR VALUE
                                               --------------------------------
                                                SEPTEMBER 30,       MARCH 31,
                                                     1998             1998
                                               ---------------    -------------
                                                  (unaudited)
Debt securities issued by states of the
 United States and political subdivisions
 of the states.................................     $16,861         $50,487
Corporate debt securities......................      23,000          20,000
                                                    -------         -------
  Total                                             $39,861         $70,487
                                                    =======         =======

INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                                 SEPTEMBER 30,       MARCH 31,
                                                     1998              1998
                                                --------------    -------------
                                                 (unaudited)

      Raw materials............................     $18,070           $15,019
      Work-in-process and finished goods.......       4,416             3,832
                                                    -------           -------
              Total                                 $22,486           $18,851
                                                    =======           =======

STOCK REPURCHASE PROGRAM

In June 1998, the Board of Directors of the Company, authorized a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be repurchased by the Company, from time-to-time at market prices, and as market and business conditions warrant, in the open market, or in negotiated transactions, using existing cash. The Company will utilize a portion of the reacquired shares for reissuance in connection with certain employee stock programs. When the common shares are reissued, the Company will use the first-in, first-out method and the excess of repurchase cost over reissuance price, if any, is treated as a reduction of retained earnings. At September 30, 1998, the Company had repurchased 865,000 shares of common stock at an aggregate cost of approximately $11.5 million.


RESTRUCTURING OF OPERATIONS

During September 1998, in response to continued reductions in capital spending by semiconductor manufactures, the Company adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $2.9 million was recorded. The principal actions of the plan involved the closure or reorganization of two of its United States facilities and some of its small international facilities. The plan also includes the elimination of one level of management and consolidation of activities related to the operations of its software business. The major components of the restructuring expense are as follows (in thousands, unaudited):

   Severance and related costs.........................   $  739
   Lease termination costs, net of
     estimated sublet income...........................    1,144
   Non-cash write-down of property, plant
     and equipment and other related assets............      893
   Facilities relocation, set-up costs and other.......      146
                                                          ------
       Total                                              $2,922
                                                          ======

Restructuring activity for the three months ended September 30, 1998 was as follows (in thousands, unaudited):

   Provision for restructuring of operations...........   $2,922
    Cash outlays for severance and related costs.......       --
    Cash outlay for lease termination
     costs and other...................................       (6)
                                                          ------
       Total                                              $2,916
                                                          ======

The majority of the remaining cash outlay of approximately $2.0 million is expected to occur by March 31, 1999.

PROVISION (BENEFIT) FOR INCOME TAXES

Provision (benefit) for income taxes for the three and six month periods ended September 30, 1998 and September 30, 1997, includes a provision (benefit) for Federal, state and foreign taxes based upon the annual estimated effective tax rates applicable to the Company and its subsidiaries for the year. The annual estimated effective tax rate and benefit for the three and six month period ended September 30, 1998 reflects the estimated benefit associated with the utilization of net operating losses generated during the current fiscal year.


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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts, unaudited):


                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                              ----------------------------         ---------------------------
                                                 1998               1997             1998                1997
                                              -----------        ----------        ---------          ---------
Basic earnings (loss) per share:
    Net income (loss).......................  $  (13,167)          $ 4,342         $(11,591)           $ 7,679
                                              ----------           -------         --------            -------
    Weighted average common shares..........      11,656            10,801           11,867             10,732
                                              ----------           -------         --------            -------
        Basic earnings (loss) per share.....  $    (1.13)          $  0.40         $  (0.98)           $  0.72
                                              ==========           =======         ========            =======
Diluted earnings per share:
    Net income (loss).......................  $  (13,167)          $ 4,342         $(11,591)           $ 7,679
                                              ----------           -------         --------            -------
    Weighted average common shares..........      11,656            10,801           11,867             10,732
    Weighted average common share
       equivalents:
         Options............................          --               927               --                665
                                              ----------           -------         --------            -------
    Diluted weighted average common shares..      11,656            11,728           11,867             11,397
                                              ----------           -------         --------            -------
        Diluted earnings (loss) per share...  $    (1.13)          $  0.37         $  (0.98)           $  0.67
                                              ==========           =======         ========            =======


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

In connection with the acquisition, approximately $1.2 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of FluoroTrac products or that the technology has any alternative future use, such in-process research and development was charged as an expense. As a result of the purchase price allocation, approximately $0.3 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a three to five year period. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable.


ACQUISITION OF HINE DESIGN INCORPORATED

On July 31, 1998, the Company completed its acquisition of Hine Design Incorporated ("Hine Design"), a supplier of wafer-handling robots for semiconductor processing tools. Accordingly, results of Hine Design's operations have been combined with those of the Company's, since the date of acquisition. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of Hine Design for approximately $12.4 million in cash and assumed debt of approximately $12.5 million. In addition, the Company exchanged outstanding options of Hine Design Common Stock for identical options of the Company. The value of the options exchanged was approximately $1.9 million. The acquisition was accounted for using the purchase method of accounting.

In connection with the acquisition, a portion of the purchase price was allocated to the net liabilities acquired based on their estimated fair values. The fair values of the tangible assets acquired and liabilities assumed were approximately $4.4 million and $14.4 million, respectively. As a result of the purchase price allocation, approximately $18.4 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a four to fourteen year period. During the quarter ended September 30, 1998, a charge for amortization of the intangible asset was made by the Company amounting to approximately $0.4 million. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable. In addition, approximately $5.9 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of Hine Design products or that the technology has any alternative future use, such in-process research and development was charged as an expense.


SHAREHOLDER RIGHTS PLAN

On June 22, 1998, the Board of Directors of the Company, approved the adoption of a Shareholders Rights Plan under which all shareholders of record, as of July 10, 1998 ("Record Date"), received a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock, without par value per share, ("Common Shares") of the Company. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value per share, ("Preferred Shares") of the Company at a price of $140 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment. Each
Preferred Share is designed to be the economic equivalent of 100 Common Shares.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and requires companies to report a new measure of income. The Company adopted SFAS No. 130 during the first quarter of fiscal 1999. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected in instead in equity. The Adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

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

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL
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


RESULTS OF OPERATIONS
---------------------

Net sales. Net sales decreased from $40.3 million for the three months ended September 30, 1997, to $16.0 million for the three months ended September 30, 1998. Net sales for the six months ended September 30, 1998 were $50.0 million which represents a 35.8 percent decrease over the same period in the prior year. The decrease in net sales for the three and six month periods ended September 30, 1998 from the same periods in the prior fiscal year were due to the continued world-wide reduction in capital expenditures of the semiconductor producers. Demand for logic and memory chips still is below the available production capacity of the producers because of the recession being experienced by the Asian economies and the aggressive expansion of semiconductor production capacity during the mid 1990's. International sales for the Company decreased from $26.5 million, or 65.7 percent of net sales during the three months ended September 30, 1997, to $6.4 million, or 39.8 percent of net sales during the three months ended September 30, 1998. For the six month periods ended September 30, 1997 and 1998, respectively, international sales decreased from $51.3 million, or 65.8 percent of net sales, to $36.1 million, or 63.2 percent of net sales. International sales by region for the six month period ended September 30, 1998 are summarized as follows:

               GEOGRAPHIC        NET SALES       PERCENTAGE OF
                  REGION        (IN MILLIONS)       NET SALES
               ------------     -------------     -------------
                  Taiwan            $21.2            42.4%
                  Japan               6.4            12.8%
                  Singapore           1.5             3.1%
                  Europe              2.5             5.0%
                  Korea               0.0             0.0%
                                -------------     -------------
                                    $31.6            63.2%
                                =============     =============

The Company's results of operations have not been adversely affected by currency exchange rates because the Company has invoiced substantially all of its international sales in United States dollars. However, there can be no assurance that the Company's results of operations will not be adversely affected by such fluctuations in the future. The Company has experienced cancellations or delays in orders from the Asia Pacific region as well as in the United States. During the quarter ended September 30, 1998, cancellations totaled $0.8 million and delays of items in the backlog totaling $1.6 million were requested by customers. There can be no assurance that there will not be future cancellations or delays in orders.

---------------------------------

Gross Profit Margin. Gross profit margin decreased from 44.0 percent for the three months ended September 30, 1997 to 18.0 percent for the three months ended September 30, 1998. The gross profit margin during the six months ended September 30, 1998 decreased to 38.7 percent from 43.7 percent during the six months ended September 30, 1997. The primary contributor to the decrease in gross profit margin dollars for the current three and six month periods ended compared to those of the same periods in 1997, was the decrease in net sales, as discussed above. During the quarter ended September 30, 1998, the Company reviewed all of its products by product line. The Company made a decision to discontinue support of certain products and versions of products which the Company believed did not contribute reasonable profit margins, competed with more profitable products or did not have sufficient market opportunities. The Company increased its inventory reserves by $1.8 million or 11.5 percent of net sales for the three month period ended September 30, 1998, or 3.7 percent of net sales for the six months ended September 30, 1998. In both the three and six month periods ended September 30, 1998, gross profit margin as a percentage of net sales decreased because of the low levels of manufacturing in response to lower net sales. During those periods, respectively, unapplied indirect manufacturing expenses of $1.9 million or 11.8 percent of net sales and $3.2 million or 6.5 percent of net sales were charged to cost of goods sold. While it remains the goal of the Company to improve gross profit margins as a percentage of net sales in the future through reduction of manufacturing costs and other inefficiencies in the Company's distribution system, the Company's net sales levels must be returned to the levels comparable to those in the fiscal year ended March 31, 1998 in order to achieve historical gross profit margins. There can be no assurance that such improved margins can be realized through such efforts or that margins may not be negatively affected by other factors such as those contained in the Company's Annual Report on Form 10-K for the fiscal year end March 31, 1998.

Research and development. Research and development expenses increased from $3.3 million, or 8.2 percent of net sales, during the three months ended September 30, 1997, to $3.6 million, or 22.6 percent of net sales, during the three months ended September 30, 1998. Research and development expenses increased from $6.0 million, or 7.7 percent of net sales, during the six months ended September 30, 1997, to $7.4 million or 14.8 percent of net sales for the same period ended September 30, 1998. The dollar increase is due primarily to increases in staffing and personnel related expenses and other costs related to the addition of robotics to the Company's product offerings and by the Company's continuing development of new products and product enhancements. The percentage increase in research and development expense is due to the decrease in net sales activity during the current three and six month periods ended September 30, 1998. The Company expects that its research and development costs will increase in future periods, but will fluctuate as a percentage of net sales.

Selling, general and administrative. Selling, general and administrative expenses increased from $8.3 million, or 20.7 percent of net sales, during the three months ended September 30, 1997, to $11.4 million, or 71.4 percent of net sales, during the three months ended September 30, 1998. Selling, general, and administrative expenses increased from $17.1 million, or 21.9 percent of net sales, during the six months ended September 30, 1997, to $21.0 million, or 41.9 percent of net sales, during the six months ended September 30, 1998. This increase for the comparable three month period is composed of $1.0 million in litigation expenses related to Jenoptik, $1.3 million related to operations of Asyst K.K. and Hine Design, Incorporated ("Hine Design"), which were either started or acquired subsequent to the end of the comparable period in the previous year, $0.4 million charge for amortization of intangibles related to the acquisition of Hine Design and $0.3 million of costs related to the recruitment and relocation of key additions to the Company's management. The increases over the corresponding six month period are largely explained by the items noted for the increases in the comparative three months period plus $0.5 million of litigation costs and $0.3 million related to Asyst K. K. during the first three months of the fiscal year. The Company expects that selling, general and administrative spending will increase in future periods, although the spending may vary as a percentage of net sales.

Purchased in-process research and development and amortization. In April 1998, the Company completed the acquisition of the FluoroTrac product line from Fluoroware, Inc. The transaction was recorded using purchase accounting in the quarter ended June 30, 1998. In connection with the acquisition of FluoroTrac, the Company recorded a write-off of $1.2 million of in-process research and development (See the Notes to Condensed Consolidated Financial Statements) in the quarter ended June 30, 1998. The remaining excess cost of purchase price over net assets acquired of approximately $0.3 million is being amortized over periods of three to five years.

---------------------------------

In July 1998, the Company acquired Hine Design. The transaction was recorded using purchase accounting as of July 31, 1998. In connection with the acquisition of Hine Design, the Company recorded a write-off of $5.9 million dollars of purchased in-process research and development costs (See the Notes to the Condensed Consolidated Financial Statements) in the quarter ended September 30, 1998. In addition, approximately $18.4 million of the purchase price in excess of the value of net liabilities assumed were allocated to various intangible assets being amortized over periods of four to fourteen years
(dollar average life of ten years). During the current quarter, a charge for amortization relating to these intangibles of approximately $0.4 million was included in selling, general and administrative expenses.

Restructuring expense. During the three month period ended September 30, 1998, in response to continued reductions in capital spending by semiconductor manufacturers, the Company undertook a formal plan to lower its cost structure and reorganize itself to more effectively manufacture, market and sell its portfolio of products and value added services. The restructuring effort will result of the closure of two of its facilities in the United States during the next fiscal quarter and some of its small facilities in Europe by March 31, 1999. In addition, management of the software business will be streamlined eliminating one level of management and administrative activities which were redundant. The major components of the restructuring expense are as follows (in thousands, unaudited):

    Severance and related costs................................ $  739
    Lease termination costs, net of estimated sublet income....  1,144
    Non-cash write-down of property, plant and equipment
      and other related assets.................................    893
    Facilities relocation, set-up costs and other..............    146
                                                                ------
      Total                                                     $2,922
                                                                ======

Other income, net. Other income, net, increased from $0.7 million during the three months ended September 30, 1997 to $0.9 million during the three months ended September 30, 1998. Other income, net, increased from $1.0 million during the six months ended September 30, 1997 to $1.5 million during the six months ended September 30, 1998. The increases in other income, net, resulted from higher average cash and cash investments available during the periods offset by a decrease in royalty income from a manufacturing license agreement that has now expired. During the quarter ended September 30, 1998, the Company used approximately $11.5 million in cash to repurchase 0.9 million shares of its own common stock, as part of a stock repurchase plan it announced during the quarter to repurchase up to 2.0 million of its own common stock. Other income, net will be impacted by that repurchase plan as well as other operating or investing activities of the Company.

Provision (benefit) for income taxes. The Company's effective income tax rate decreased from 36.0 percent for the three and six month periods ended September 30, 1997 to 34.0 percent during the three and six month periods ended September 30, 1998. The decrease in the Company's effective tax rate is the result of increased benefits related to non-taxable investment income and various other tax credits. The annual estimated effective tax rate and benefit recorded for the three and six month period ended September 30, 1998 reflects the estimated benefit associated with the utilization of net operating losses generated during the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1998, the Company had approximately $8.1 million in cash and cash equivalents and approximately $78.2 million of working capital, including approximately $39.9 million in short-term investments. In addition, as of September 30, 1998 under a working capital line of credit agreement with a bank, the Company can borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. As of September 30, 1998, there were no outstanding borrowings against the line of credit and the Company was in compliance with all the covenants required by the bank. Interest is at the bank's prime rate. Subsequent to quarter end, in efforts to reduce overhead costs and spending, management decided to cancel the line of credit agreement based upon its current cash and working capital position, effective November 2, 1998.

-------------------------------------------

Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations. The functional currency of the Company is the US dollar. To date, the impact of currency translation gains or losses has not been material to the Company's sales or results of operations.

The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash and cash equivalents, cash generated from operations and existing sources of working capital will be adequate to finance its operations for the foreseeable future.


YEAR 2000 SOFTWARE EXPOSURE
---------------------------

As a result of many computer programs using two digits rather than four to express dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. In conjunction with expert third-party Year 2000 consultants, the Company is assessing and implementing programs to address its potential exposures to the Year 2000 issue. With respect to its internal business systems, the Company is working with the third-party vendors of such systems to ensure that Year 2000 compliance either exists today or will be achieved via vendor supplied upgrades in a timely manner. The Company has adopted programs which it continues to evaluate and modify to ensure Year 2000 compliance is met, for both future shipments of its products and for its products already in the current customer installed base. Many products have already been found to be compliant, while others still may require further modification in order to be compliant. Furthermore, the Company is addressing the potential impact to the Company of non-compliance by any of its key suppliers or customers. The Company's programs include communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by suppliers and customers to address the Year 2000 issue. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key suppliers, the Company may develop contingency plans for an alternate source of supply. The Company expects to incur internal staff and engineering costs as well as consulting and other expenses related to the Year 2000 project. At this time, these costs of effecting any such product modifications, or the impact on the operations of the Company should it or one of its suppliers or customers be unable to successfully address the Year 2000 issue, are not yet estimable but are believed to not be material. Despite these efforts, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company in the future.

                         PART II  -  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), a joint venture comprised of Jenoptic, Emtrak, Inc. (Emtrak") and Empak, Inc. ("Empak"), Emtrak and Empak alleging infringements of two patents related to the Company's SMART Traveler
System(TM). The Company amended its Complaint in April 1997, to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants have filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak have also alleged that the Company has violated federal antitrust laws. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. A trial date has been set for April 1999. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Asyst Technologies, Inc. was initially held and adjourned on August 28, 1998, and subsequently reconvened on September 16, 1998, for the purpose of (1) electing directors to the Company's Board of Directors to serve a one-year term expiring on the date of the Company's 1999 annual meeting of the shareholders and until his successor is elected and qualified, (2) approve an amendment to the Company's 1993 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,800,000 shares, add "evergreen provisions", add provisions related to restricted stock awards, rescind the Board's authority to reprice options without shareholder approval, set the aggregate number of shares that may be issued pursuant to exercise of incentive stock options, and increase the per-individual, per-calendar year period limitation from 200,000 shares to 900,000 shares of common stock, (3) to approve the Company's Long-Term Incentive Compensation Plan, (4) to approve an amendment to the Company's 1993 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 200,000 shares, (5) to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1999. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management's solicitations. On September 16, 1998 when the meeting was recovened, the final vote on the proposals were recorded as follows:

Proposal 1:

Mihir Parikh was elected to the board of directors for a one-year term with 10,309,202 votes for and 469,973 votes against.

Stanley Grubel was elected to the board of directors for a one-year term with 10,314,311 votes for and 464,864 votes against.

Tsuyoshi Kawanishi was elected to the board of directors for a one-year term with 10,314,777 votes for and 464,398 votes against.

Ashok K. Sinha was elected to the board of directors for a one-year term with 10,310,611 votes for and 468,564 votes against.

Walter K. Wilson was elected to the board of directors for a one-year term with 10,316,311 votes for and 462,864 votes against.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

Proposal 2:

The adoption of the amendment of the Company's 1993 Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 1,800,000 shares, add "evergreen provisions", add provisions related to restricted stock awards, rescind the Board's authority to reprice options without shareholder approval, set the aggregate number of shares that may be issued pursuant to exercise of incentive stock options, and increase the per-individual, per-calendar year period limitation from 200,000 shares to 900,000 shares of common stock was approved by the following vote:

                                     BROKERED
   "FOR"      "AGAINST"  "ABSTAIN"  "NON-VOTES"
------------  ---------  ---------  -----------

3,406,372    3,332,207     59,147    3,981,449

Proposal 3:

The adoption of the Company's Long-Term Incentive Compensation Plan of common stock was approved by the following vote:

                                     BROKERED
   "FOR"      "AGAINST"  "ABSTAIN"  "NON-VOTES"
------------  ---------  ---------  -----------

5,639,847    1,204,724     78,621    3,855,983

Proposal 4:

The adoption of the amendment of the Company's 1993 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 200,000 shares was approved by the following vote:

                                     BROKERED
   "FOR"      "AGAINST"  "ABSTAIN"  "NON-VOTES"
------------  ---------  ---------  -----------

6,446,175      299,049     52,502    3,981,449

Proposal 5:

The selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 1999 was ratified by the following vote:

                                     BROKERED
   "FOR"      "AGAINST"  "ABSTAIN"  "NON-VOTES"
------------  ---------  ---------  -----------

10,689,510       55,602     34,063        --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                 2.1 Stock Purchase Agreement among: Asyst Technologies, Inc., Hine Design Incorporated and the Shareholders of Hine Design Incorporated (Reference made to Exhibit
                          2.1 of Form 8K filed on August 14, 1998)

                27.1      Financial Data Schedule

                99.2 The Rights Agreement (Reference made to Exhibit 99.2 of Form 8K filed June 29, 1998)

         (b)  Form 8-K

                The Company filed a current report Form 8K relating to the acquisition of Hine Design Incorporated on August 14, 1998.

                The Company filed a current report on Form 8K relating to the Shareholder Rights Agreement on June 29, 1998.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ASYST TECHNOLOGIES, INC.



Date:     November 10, 1998             By:    /s/ Douglas J. McCutcheon
          -----------------                 ----------------------------
                                               Douglas J. McCutcheon
                                               Senior Vice President
                                               Chief Financial Officer

                                               Signing on behalf of the
                                               registrant and as the principal
                                               accounting and financial officer

                                 EXHIBIT INDEX


                                                             Sequential Page
Exhibit Number    Description of Exhibit                          Number
--------------    ----------------------                     ---------------
     2.1          Stock Purchase Agreement among: Asyst
                  Technologies, Inc., Hine Design
                  Incorporated and the Shareholders of
                  Hine Design Incorporated (Reference
                  made to Exhibit 2.1 of Form 8K filed
                  on August 14, 1998)                                -

     27.1         Financial Data Schedule                           18

     99.2         The Rights Agreement (Reference made to
                  Exhibit 99.2 of Form 8K filed June
                  29, 1998)                                          -