Form 10-Q
period 1998-12-31
ASYST TECHNOLOGIES INC /CA/
filed 1999-02-09
CIK 909326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

(Mark One)

          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ----
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

                                       or

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

                             Yes     X     No  ____
                                  -------


The number of shares of the registrant's Common Stock, no par value, outstanding as of February 1, 1999 was 11,495,558.

                            ASYST TECHNOLOGIES, INC.



                                     INDEX


                                                                                 Page No.
                                                                                --------
Part I.  Financial Information
         ---------------------

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets --
                    December 31, 1998 and March 31, 1998                            2

                 Condensed Consolidated Statements of Operations --
                    Three Months Ended December 31, 1998 and
                    December 31, 1997 and Nine Months Ended
                    December 31, 1998 and December 31, 1997                         3

                 Condensed Consolidated Statements of Cash Flows --
                    Nine Months Ended December 31, 1998 and
                    December 31, 1997                                               4

                 Notes to Condensed Consolidated Financial
                    Statements                                                      5

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                             9

Part II.         Other Information
                 -----------------

         Item 1. Legal Proceedings                                                 13

         Item 6. Exhibits and Reports on Form 8-K                                  13

Signatures                                                                         14
----------

Exhibit Index                                                                      15
-------------

                        PART 1 - FINANCIAL INFORMATION

Item 1  -  Financial Statements

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                               December  31,       March 31,
                                                                                  1998               1998
                                                                             -------------       -------------
                                                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $  5,367            $ 12,288
     Short-term investments                                                         35,853              70,487
     Accounts receivable, net                                                       12,024              26,534
     Inventories                                                                    18,783              18,851
     Prepaid expenses and other current assets                                       2,994               4,241
     Deferred tax asset                                                             17,154               7,697
     Net current assets of discontinued operations                                      21               1,438
                                                                                  --------            --------
        Total current assets                                                        92,196             141,536

Property and equipment, net                                                         11,417              11,133
Intangibles and other assets, net                                                   18,868               1,802
                                                                                  --------            --------
                                                                                  $122,481            $154,471
                                                                                  ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $  2,733            $  8,671
     Accrued liabilities and other current liabilities                              10,625              13,124
     Customer deposits                                                                 999               1,267
     Income taxes payable                                                              702                 606
                                                                                  --------            --------
        Total current liabilities                                                   15,059              23,668
                                                                                  --------            --------
Shareholders' equity:
     Common stock                                                                  108,521             116,347
     Retained earnings (deficit)                                                    (1,099)             14,456
                                                                                  --------            --------
        Total shareholders' equity                                                 107,422             130,803
                                                                                  --------            --------
                                                                                  $122,481            $154,471
                                                                                  ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited: In thousands, except per share amounts)


                                                               Three Months Ended                    Nine Months Ended
                                                                   December 31,                        December 31,
                                                             1998                1997            1998                1997
                                                        --------------     --------------    --------------     -------------
Net sales                                                      $16,871            $42,310           $66,907           120,308
Cost of sales                                                   10,387             23,374            41,076            67,276
                                                        --------------     --------------    --------------     -------------
Gross profit                                                     6,484             18,936            25,831            53,032
                                                        --------------     --------------    --------------     -------------
Operating expenses:
     Research and development                                    3,575              3,350            10,967             9,388
     Selling, general and administrative                         9,457              8,541            30,438            25,595
     Purchased in-process research and
      development                                                   --                 --             7,100                --
     Restructuring expense                                          --                 --             2,922                --
                                                        --------------     --------------    --------------     -------------
               Total operating expenses                         13,032             11,891            51,427            34,983
                                                        --------------     --------------    --------------     -------------

Operating income (loss)                                         (6,548)             7,045           (25,596)           18,049
Other income, net                                                  542              1,095             2,028             2,090
                                                        --------------     --------------    --------------     -------------
Income (loss) from continuing operations
    before provision (benefit) for income taxes                 (6,006)             8,140           (23,568)           20,139

Provision (benefit) for income taxes                            (2,042)             2,930            (8,013)            7,250
                                                        --------------     --------------    --------------     -------------
Income (loss) from continuing operations                        (3,964)             5,210           (15,555)           12,889

Discontinued operations:
    Loss on closure of Asyst Automation,
     Inc., net of applicable income taxes                           --             (1,840)               --            (1,840)
                                                        --------------     --------------    --------------     -------------
               Net income (loss)                               $(3,964)           $ 3,370          $(15,555)         $ 11,049
                                                        ==============     ==============    ==============     =============
Basic earnings (loss) per share:
     Income (loss)  per share from continuing
      operations                                               $ (0.35)           $  0.44          $  (1.33)         $   1.16
     Net income (loss) per share                               $ (0.35)           $  0.28          $  (1.33)         $   0.99
                                                        ==============     ==============    ==============     =============
Diluted earnings (loss) per share:
     Income (loss) per share from continuing
      operations                                               $ (0.35)           $  0.41          $  (1.33)         $   1.08
     Net income (loss) per share                               $ (0.35)           $  0.26          $  (1.33)         $   0.93
                                                        ==============     ==============    ==============     =============
Shares used in per share calculation of:
     Basic earnings (loss) per share                            11,365             11,925            11,700            11,129
     Diluted earnings (loss) per share                          11,365             12,853            11,700            11,882
                                                        ==============     ==============    ==============     =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited: In thousands)

                                                                   Nine Months Ended
                                                                     December  31,
                                                              ---------------------------
                                                                1998               1997
                                                              --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $  (15,555)         $  11,049
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Change in net assets/liabilities of
       discontinued operations                                   1,417              1,652
      Loss on disposal of discontinued operation                    --              1,840
      Depreciation and amortization expense                      4,937              3,282
      Change in provision for doubtful accounts                   (622)            (1,611)
      Non-cash restructuring expense                               784                 --
      Write-down of inventories                                  1,837                 --
      Tax benefit associated with employee
        option plans                                               597                860
      Purchased in-process research and development              7,100                 --
   Changes in current assets and liabilities, net of
    acquisition of FluoroTrac(R) product line and
    Hine Design, Inc.:
         Accounts receivable                                    16,497              8,311
         Inventories                                             1,973             (3,290)
         Prepaid expenses and other current assets               1,274                641
         Deferred tax asset                                     (9,457)            (2,085)
         Accounts payable                                       (6,818)            (4,396)
         Accrued liabilities                                    (3,583)             4,633
         Customer deposits                                        (268)              (885)
         Income taxes payable                                       96              1,337
                                                            ----------          ---------
            Net cash provided by operating activities              209             21,338
                                                            ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                          (31,050)           (31,869)
   Sale of short-term investments                               65,684                 --
   Purchase of property, plant and equipment                    (3,305)            (3,290)
   Increase in other assets                                       (430)               (28)
   Cash used in the acquisition
    of the FluoroTrac(R) product line                           (2,794)                --
   Cash used in the acquisition
    of Hine Design, Inc.                                       (12,433)                --
                                                            ----------          ---------
            Net cash provided by (used
             by) investing activities                           15,672            (35,187)
                                                            ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash used in the reduction of debt
    assumed in the acquisition of Hine
    Design, Inc.                                               (12,479)                --
   Issuance of common stock                                      1,149             45,977
   Cash used in the repurchase of common stock                 (11,472)                --
                                                            ----------          ---------
            Net cash provided by (used
             by) financing activities                          (22,802)            45,977
                                                            ----------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (6,921)            32,128

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  12,288             11,021
                                                            ----------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    5,367          $  43,149
                                                            ==========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. ("Company"), a California corporation and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

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


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of cash equivalents approximates their current fair market value.


SHORT-TERM INVESTMENTS

As of December 31, 1998 and March 31, 1998, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses, net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income, net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the nine months in the period ended December 31, 1998. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

Short-term investments by security type consist of the following (in thousands):

                                                                                         Cost / Fair Value
                                                                            -----------------------------------------
                                                                               December 31,             March 31,
                                                                                  1998                    1998
                                                                            -----------------       -----------------
                                                                                (unaudited)
    Debt securities issued by states of the United States and
     political subdivisions of the states................................        $15,853                 $50,487
    Corporate debt securities............................................         20,000                  20,000
                                                                                 -------                 -------
       Total                                                                     $35,853                 $70,487
                                                                                 =======                 =======

INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (in thousands):

                                                                     December 31,        March 31,
                                                                         1998              1998
                                                                     ------------        ---------
                                                                      (unaudited)
    Raw materials................................................       $14,807           $15,019
    Work-in-process and finished goods...........................         3,976             3,832
                                                                        -------           -------
  Total                                                                 $18,783           $18,851
                                                                        =======           =======


STOCK REPURCHASE PROGRAM

In June 1998, the Board of Directors of the Company, authorized a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be repurchased by the Company, from time-to-time at market prices, and as market and business conditions warrant, in the open market, or in negotiated transactions, using existing cash. The Company will utilize a portion of the reacquired shares for reissuance in connection with certain employee stock programs. When the common shares are reissued, the Company will use the first-in, first-out method and the excess of repurchase cost over reissuance price, if any, is treated as a reduction of retained earnings. As of December 31, 1998, the Company had repurchased 865,800 shares of common stock at an aggregate cost of approximately $11.5 million.


RESTRUCTURING OF OPERATIONS

During September 1998, in response to continued reductions in capital spending by semiconductor manufacturers, the Company adopted a formal plan to reduce operating costs. In connection with these actions, a pre-tax restructuring charge of approximately $2.9 million was recorded. The principal actions of the plan involved the closure or reorganization of two of its United States facilities and two of its small international facilities. The plan also includes the elimination of one level of management and consolidation of activities related to the operations of its software business. The major components of the restructuring expense are as follows (in thousands, unaudited):

    Severance and related costs..................................       $ 1,690
    Lease termination costs, net of estimated sublet income......           248
    Non-cash write-down of property, plant and equipment
     and other related assets....................................           784
    Facilities relocation, set-up costs and other................           200
                                                                        -------
         Total                                                          $ 2,922
                                                                        =======

Restructuring activity for the nine months ended December 31, 1998 was as follows (in thousands, unaudited):

    Provision for restructuring of operations....................       $ 2,922
       Cash outlays for severance and related costs..............          (628)
       Cash outlay for lease termination costs and other.........          (294)
       Non-cash write-down of property, plant and equipment
        and other related assets.................................          (649)
                                                                        -------
         Total                                                          $ 1,351
                                                                        =======

The majority of the remaining cash outlay of approximately $1.2 million is expected to occur by March 31, 1999.

PROVISION (BENEFIT) FOR INCOME TAXES

Provision (benefit) for income taxes for the three and nine month periods ended December 31, 1998 and December 31, 1997, includes a provision (benefit) for Federal, state and foreign taxes based upon the annual estimated effective tax rates applicable to the Company and its subsidiaries for the year. The annual estimated effective tax rate and benefit for the three and nine month period ended December 31, 1998 reflects the estimated benefit associated with the utilization of net operating losses generated during the current fiscal year.


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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts, unaudited):

                                                        Three Months Ended               Nine Months Ended
                                                            December 31,                    December 31,
                                                     -------------------------       -------------------------
                                                        1998          1997               1998          1997
                                                     -----------   -----------       -----------   -----------
Basic earnings (loss) per share:
    Net income (loss)..........................       $(3,964)       $ 3,370           $(15,555)      $11,049
                                                      -------        -------           --------       -------
    Weighted average common shares.............        11,365         11,925             11,700        11,129
                                                      -------        -------           --------       -------
        Basic earnings (loss) per share........       $ (0.35)       $  0.28           $  (1.33)      $  0.99
                                                      =======        =======           ========       =======

Diluted earnings per share:
    Net income (loss)..........................       $(3,964)       $ 3,370           $(15,555)      $11,049
                                                      -------        -------           --------       -------
    Weighted average common shares.............        11,365         11,925             11,700        11,129
    Weighted average common share equivalents:
        Options................................            --            928                 --           753
                                                      -------        -------           --------       -------
    Diluted weighted average common shares.....        11,365         12,853             11,700        11,882
                                                      -------        -------           --------       -------
        Diluted earnings (loss) per share......       $ (0.35)       $  0.26           $  (1.33)      $  0.93
                                                      =======        =======           ========       =======


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

In connection with the acquisition, a portion of the purchase price was allocated to the net liabilities acquired based on their estimated fair values. The fair values of the tangible assets acquired and liabilities assumed were approximately $4.4 million and $14.4 million, respectively. As a result of the purchase price allocation, approximately $18.4 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a four to fourteen year period. As of December 31, 1998, charges for amortization of the intangible asset, made by the Company, amounted to approximately $1.0 million. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable. In addition, approximately $5.9 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of Hine Design products or that the technology has any alternative future use, such in-process research and development was charged as an expense.


SHAREHOLDER RIGHTS PLAN

On June 22, 1998, the Board of Directors of the Company, approved the adoption of a Shareholders Rights Plan under which all shareholders of record, as of July 10, 1998 ("Record Date"), received a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock, without par value per share, ("Common Shares") of the Company. The Rights also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value per share, ("Preferred Shares") of the Company at a price of $140 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of 100 Common Shares.


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


Results of Operations
---------------------

Net sales. Net sales decreased from $42.3 million for the three months ended December 31, 1997, to $16.9 million for the three months ended December 31, 1998. Net sales for the nine months ended December 31, 1998 were $66.9 million, which represents a 44.4 percent decrease over the same period in the prior year. The decrease in net sales for the three and nine-month periods ended December 31, 1998 from the same periods in the prior fiscal year were due to the continued world-wide reduction in capital expenditures of semiconductor producers. Demand for logic and memory chips is still below the available production capacity of the producers because of the recession being experienced by the Asian economies and the aggressive expansion of semiconductor production capacity during the mid 1990's. International sales for the Company decreased from $26.5 million, or 62.5 percent of net sales during the three months ended December 31, 1997, to $7.1 million, or 42.0 percent of net sales during the three months ended December 31, 1998. For the nine-month periods ended December 31, 1997 and 1998, respectively, international sales decreased from $77.8 million, or 64.7 percent of net sales, to $38.9 million, or 58.1 percent of net sales. International sales by region for the nine-month period ended December 31, 1998 are summarized as follows:

           Geographic         Net Sales         Percentage of
            Region          (in millions)         Net Sales
       ----------------     -------------      ---------------
            Taiwan              $ 26.1              39.0%
            Japan                  8.1              12.1%
           Singapore               1.7               2.5%
            Europe                 3.0               4.5%
            Korea                   --                --%
                            -------------      ---------------
                                $ 38.9              58.1%
                            =============      ===============

The Company's results of operations have not been adversely affected by currency exchange rates because the Company has invoiced substantially all of its international sales in United States dollars (except in Japan where over 20 percent of its sales are denominated in the yen.) However, there can be no assurance that the Company's results of operations will not be adversely affected by such fluctuations in the future. The Company has experienced cancellations or delays in orders from the Asia Pacific region as well as in the United States. During the quarter ended December 31, 1998, cancellations totaled $0.4 million and delays of items in the backlog totaling $0.2 million, were requested by customers. There can be no assurance that there will not be future cancellations or delays in orders.

---------------------------------

Gross Profit Margin. Gross profit margin decreased from 44.8 percent for the three months ended December 31, 1997, to 38.4 percent for the three months ended December 31, 1998. The gross profit margin during the nine months ended December 31, 1998 decreased to 38.6 percent from 44.1 percent during the nine months ended December 31, 1997. The primary contributor to the decrease in gross profit margin dollars for the current three and nine-month periods ended compared to those of the same periods in 1997, was the decrease in net sales, as discussed above, without a corresponding drop in expenses. During the quarter ended September 30, 1998, the Company reviewed all its products by product line. The Company made a decision to discontinue support of certain products and versions of products that the Company believed did not contribute reasonable profit margins, competed with more profitable products or did not have sufficient market opportunities. The Company increased its inventory reserves by $1.8 million or 2.7 percent of net sales for the nine months ended December 31, 1998. In both the three and nine-month periods ended December 31, 1998, gross profit margin as a percentage of net sales decreased because of the low levels of manufacturing in response to lower net sales. During those periods, respectively, unapplied indirect manufacturing expenses of $2.1 million or 12.5 percent of net sales and $5.3 million or 8.0 percent of net sales were charged to cost of goods sold. It remains the goal of the Company to improve gross profit margins as a percentage of net sales in the future through reduction of manufacturing costs and other inefficiencies in the Company's distribution system. However, in order to achieve historical gross profit margins, the Company's net sales levels need to increase. In addition, there can be no assurance that such improved margins can be realized through a return of net sales or such cost cutting efforts or that margins may not be negatively affected by other factors such as those contained in the Company's Annual Report on Form 10-K for the fiscal year end March 31, 1998.

Research and development. Research and development expenses increased from $3.4 million, or 7.9 percent of net sales, during the three months ended December 31, 1997, to $3.6 million, or 21.2 percent of net sales, during the three months ended December 31, 1998. Research and development expenses increased from $9.4 million, or 7.8 percent of net sales, during the nine months ended December 31, 1997, to $11.0 million or 16.4 percent of net sales for the same period ended December 31, 1998. The dollar increase is due primarily to increases in staffing and personnel related expenses and other costs related to the addition of robotics to the Company's product offerings and by the Company's continuing development of new products and product enhancements. The percentage increase in research and development expense is due to the decrease in net sales activity during the current three and nine-month periods ended December 31, 1998. The Company expects that its research and development costs may increase in future periods, but will fluctuate as a percentage of net sales.

Selling, general and administrative. Selling, general and administrative expenses increased from $8.5 million, or 20.2 percent of net sales, during the three months ended December 31, 1997, to $9.5 million, or 56.1 percent of net sales, during the three months ended December 31, 1998. Selling, general, and administrative expenses increased from $25.6 million, or 21.3 percent of net sales, during the nine months ended December 31, 1997, to $30.4 million, or 45.5 percent of net sales, during the nine months ended December 31, 1998. The increase, over the comparable three-month period, is composed of $1.5 million in additional litigation expenses related to the Jenoptik lawsuit and $2.0 million (including $0.6 million amortization of acquisition related intangibles) related to the addition of Hine Design, Incorporated ("Hine Design"), which was acquired on July 31, 1998. The increased litigation and Hine Design expenses were offset by $2.5 million of reductions in commission and variable compensation expenses and other cost reductions resulting from actions to size the Company to its lower net sales. The increases over the corresponding nine-month period are largely explained by the items noted for the increases in the comparative three months period plus $1.5 million of litigation costs and $0.5 million related to Hine Design during the first nine months of the fiscal year. The Company expects that selling, general and administrative spending may increase in future periods, although the spending may vary as a percentage of net sales.

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

---------------------------------

In July 1998, the Company acquired Hine Design. The transaction was recorded using purchase accounting as of July 31, 1998. In connection with the acquisition of Hine Design, the Company recorded a write-off of $5.9 million dollars of purchased in-process research and development costs (See the Notes to the Condensed Consolidated Financial Statements) in the quarter ended September 30, 1998. In addition, approximately $18.4 million of the purchase price in excess of the value of net liabilities assumed were allocated to various intangible assets, which are being amortized over periods of four to fourteen years (dollar average life of ten years). During the current quarter, a charge for amortization relating to these intangibles of approximately $0.6 was included in selling, general and administrative expenses.

Restructuring expense. During the three-month period ended September 30, 1998, in response to the continued reductions in capital spending by semiconductor manufacturers, the Company under took a formal plan to lower its cost structure and reorganize itself to more effectively manufacture, market and sell its portfolio of products and value added services. The restructuring effort consisted of the closure of two of its facilities in the United States during the quarter ended December 31, 1998 and closure or downsizing certain facilities in Europe by March 31, 1999. In addition, management of the software business was streamlined eliminating one level of management and administrative activities, which were deemed redundant.

Other income, net. Other income, net, decreased from $1.1 million during the three months ended December 31, 1997 to $0.5 million during the three months ended December 31, 1998. Other income, net, decreased from $2.1 million during the nine months ended December 31, 1997 to $2.0 million during the nine months ended December 31, 1998. The decreases in other income, net, resulted from higher average cash and cash investments available during the prior year periods and a decrease in royalty income from a manufacturing license agreement that has now expired. During the quarter ended September 30, 1998, the Company used approximately $11.5 million in cash to repurchase 0.9 million shares of its own common stock, as part of a stock repurchase plan it announced during the quarter to repurchase up to 2.0 million shares of its own common stock. There have not been any repurchases of or sales of the Company's common stock since September 30, 1998. Other income, net was impacted by cash used for the repurchase plan ($11.5 million) as well as other financing activities ($11.3 million), offset by cash generated by operating activities ($0.3 million) and investing activities ($15.6 million) during the nine months ended December 31, 1998.

Provision (benefit) for income taxes. The Company's effective income tax rate decreased from 36.0 percent for the three and nine-month periods ended December 31, 1997 to 34.0 percent during the three and nine-month periods ended December 31, 1998. The decrease in the Company's effective tax rate is the result of increased benefits related to non-taxable investment income and various other tax credits. The annual estimated effective tax rate and benefit recorded for the three and nine-month period ended December 31, 1998, reflects the estimated benefit associated with the utilization of net operating losses generated during the current fiscal year.


Liquidity and Capital Resources
-------------------------------

As of December 31, 1998, the Company had approximately $5.4 million in cash and cash equivalents and approximately $77.1 million of working capital, including approximately $35.9 million in short-term investments. As of September 30, 1998 under a working capital line of credit agreement with a bank, the Company could borrow up to $20.0 million conditioned upon meeting certain financial covenants, including maintaining specific levels of quarterly and annual earnings, working capital, tangible net worth and liquidity. In light of the Company's working capital position and in efforts to reduce overhead costs, management decided to cancel the line of credit agreement, effective November 2, 1998.

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


Year 2000 Software Exposure
---------------------------

As a result of many computer programs using two digits rather than four to express dates, the performance of the Company's computer systems and those of its suppliers and customers in the Year 2000 is uncertain. In conjunction with expert third-party Year 2000 consultants, the Company is assessing and implementing programs to address its potential exposures to the Year 2000 issue. With respect to its internal business systems, the Company is working with the third-party vendors of such systems to ensure that Year 2000 compliance either exists today or will be achieved via vendor supplied upgrades in a timely manner. The Company has adopted programs, which it continues to evaluate and modify to ensure Year 2000 compliance is met, for both future shipments of its products, and for its products already in the current customer installed base. Many products have already been found to be compliant, while others still may require further modification in order to be compliant. Furthermore, the Company is addressing the potential impact to the Company of non-compliance by any of its key suppliers or customers. The Company's programs include communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by suppliers and customers to address the Year 2000 issue. On a case by case basis, where the Company determines that it may be at a material adverse risk due to non-compliance by any of its key suppliers, the Company may develop contingency plans for an alternate source of supply. The Company expects to incur internal staff and engineering costs as well as consulting and other expenses related to the Year 2000 project. At this time, these costs of effecting any such product modifications, or the impact on the operations of the Company should it or one of its suppliers or customers be unable to successfully address the Year 2000 issue, are not yet estimable but are believed to not be material. Despite these efforts, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company in the future.

                         PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), a joint venture comprised of Jenoptic, Emtrak, Inc. (Emtrak") and Empak, Inc. ("Empak"), Emtrak and Empak alleging infringements of two patents related to the Company's SMART Traveler System. The Company amended its Complaint in April 1997, to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants have filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak have also alleged that the Company has violated federal antitrust laws. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. In November 1998, the Court granted defendants' motion for partial summary judgment as to patent infringement. In January 1999, the court granted the Company's motion for leave to seek reconsideration of the November summary judgment order. These and other matters remain pending. In addition, the parties in the meantime have stipulated to, and the Court has ordered, the dismissal without prejudice two of the three defendants' antitrust counterclaims. A trial date has been set for July 1999. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                27.1       Financial Data Schedule

           (b)  Form 8-K

                None

                                  SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ASYST TECHNOLOGIES, INC.



Date:  February 9, 1999       By:   /s/ Douglas J. McCutcheon
       ----------------          -----------------------------
                                    Douglas J. McCutcheon
                                    Senior Vice President
                                    Chief Financial Officer

                                    Signing on behalf of  the  registrant
                                    and as the principal accounting and
                                    financial officer

                                 EXHIBIT INDEX




                                                                Sequential
                                                                Page
Exhibit Number     Description of Exhibit                       Number
--------------     ----------------------                       ------

    27.1           Financial Data Schedule                       17