Form 10-K405
period 1999-03-31
ASYST TECHNOLOGIES INC /CA/
filed 1999-06-29
CIK 909326

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

                  For the YEARLY period ended March 31, 1999

                                      or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the period from April 1, 1998 to March 31, 1999

                        Commission File number 0-22114

                           ASYST TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

           California                                94-2942251
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  There were 12,181,752 shares of No Par Value Common Stock outstanding as of June 15, 1999. The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the Common Stock on June 15, 1999 was approximately $328,907,304.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference in this report:
     Definitive Proxy Statement in connection with 1999 Annual Meeting of
                                 Shareholders
                           (Part III of this Report)

  The 1999 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

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

Introduction

  Asyst Technologies, Inc. ("Asyst" or the "Company") develops, manufactures and markets systems utilizing isolation technology, material tracking products, and factory automation solutions used primarily in cleanrooms for semiconductor manufacturing. These systems are designed to reduce contamination on in-process wafers by isolating processing equipment and wafers in ultraclean (better than Class 1) minienvironments within a cleanroom production facility. Controlling contamination in this manner enables semiconductor manufacturers to increase yields and, in many cases, reduce cleanroom construction and operating costs. In recent years, state-of-the-art factory automation has emerged as a critical path in helping chipmakers meet both their technology and manufacturing goals.

  Most of the Company's minienvironment systems are based on the utilization of Standard Mechanical InterFace ("SMIF"). SMIF is an industry standard mating "port" that, when implemented, creates a common methodology for transferring products between minienvironments and sealed containers. The SMIF standard was originally proposed by Hewlett-Packard Company in 1984. Asyst, which was formed in 1984, was one of the pioneers of the early development of SMIF technology for the semiconductor industry.

  The Company's Asyst-SMIF(TM) System family of isolation technology products is an integrated system consisting of sealed wafer cassette containers, processing equipment enclosures (minienvironments) and related robotic transfer equipment. The Company also offers the SMART-Traveler(TM) System, which includes software and electronic display and communications devices and enables semiconductor manufacturers to track wafers and reduce misprocessing and misrouting during the production of integrated circuits ("ICs"). In addition, the Company's family of software products enable material management and control, equipment automation and integration with semiconductor facility's automation solutions.

  The Company provides complete tool-centric automation solutions in the areas of wafer handling robotics, SMIF, minienvironment technology, work in process ("WIP") tracking, lot validation, and factory automation software. The Company also offers automated radio frequency identification ("RFID") technology, an optimized tracking solution at non-SMIF manufacturing facilities in order to automate WIP tracking for both SMIF and non-SMIF facilities. With the addition of wafer handling robotics to Asyst's portfolio of minienvironment, isolation technology and software products, Asyst believes it has the building blocks necessary to provide OEMs with a single-source for automation-enabling tool front ends.

  Advances in electronics technology in recent years have resulted in increasingly sophisticated ICs based on submicron geometries and complex manufacturing processes. In order to produce these semiconductors at acceptable yields, manufacturers must meet increasingly stringent requirements for cleanliness and material control in the semiconductor production facility. Semiconductor manufacturers generally have sought to meet these requirements through the increasingly costly process of improving the uniform level of cleanliness of the entire cleanroom. Asyst, however, believes that its minienvironment approach, by focusing on control of the environment in the immediate vicinity of the in-process wafers and the processing equipment, provides semiconductor manufacturers with an efficient and cost-effective way to achieve very high levels of cleanliness. A minienvironment-based cleanroom, for example, requires less air handling equipment and therefore can be constructed at a significantly lower cost than a conventional cleanroom. In addition, semiconductor manufacturers are able to more effectively respond to changing product and process requirements in a minienvironment-based cleanroom, as equipment can be added or modified with less disruption of ongoing production processing.

  The Company sells its products worldwide directly to semiconductor manufacturers who are either upgrading existing manufacturing facilities or who are constructing new facilities. The Company's principal customers include Chartered Semiconductor Manufacturing, Ltd. ("Chartered"), Macronix International, Ltd., International Business Machines Corporation ("IBM"), SubMicron Systems, Inc., National Semiconductor, Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), LAM Research Corporation, Tokyo Electron Ltd., WaferTech LLC and Worldwide Semiconductor Manufacturing Company ("WSMC"). In addition, the Company provides software products and services to assist original equipment manufacturers ("OEMs") with the integration of SMIF material handling and automated material identification systems. The Company distributes its products in Japan through an agreement with Innotech. See "-- Customers" and "--Sales and Marketing."

Background

  A decade ago, ICs generally incorporated feature sizes of three microns or more and were typically manufactured with processes involving approximately 100 steps. Today, semiconductor companies manufacture much more complex ICs by incorporating feature sizes of 0.25 micron and smaller and using more sophisticated processes with up to 500 steps or more. In addition, recently developed IC design and verification techniques have enabled semiconductor companies to rapidly design and manufacture semi-custom and custom products addressing specific customer requirements. Instead of producing high volumes of a small number of standard products, many of today's facilities are typically required to produce varying volumes of a large number of products and to adapt readily to changing customer and market requirements.

  As the costs and complexity of semiconductor production have increased, certain aspects of the semiconductor manufacturing process have become increasingly important.

 Need for Higher Levels of Cleanliness and Contamination Control

  Semiconductors must be manufactured in a clean environment in order to prevent contamination by particles as wafers are processed into finished product. Particles on the wafer surface can result in defective devices, adversely affecting the manufacturer's overall yield (the percentage of the original ICs processed that are of sufficient quality to be sold). As feature sizes shrink and as chip densities and the number of process steps increase, the risks posed by particle contamination become much greater. During the 1980s, semiconductor manufacturers could typically satisfy their contamination level requirements with cleanrooms certified as Class 100 (i.e., no more than 100 particles of 0.1 micron diameter or larger per cubic foot of air) or higher. The cleanrooms required to manufacture today's most advanced ICs generally must achieve Class 1 cleanliness level (i.e., no more than 1 particle of 0.1 micron diameter or larger per cubic foot of air), or better, as well as maintain stringent control of temperature and humidity. In addition, certain advanced semiconductor manufacturing processes require not only control of particulate contamination, but also control of contamination caused by water vapor, oxygen and trace chemicals that are present in normal cleanroom air.

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

 Need for Greater Manufacturing Control

  As the manufacturing process has become more complicated and ICs have become more complex, the possibility and cost of human error has increased. The Very Large Scale Integration, Inc. ("VLSI") fabrication process typically requires human operators to move batches of silicon wafers carried in cassettes through over one hundred pieces of processing equipment in which over 500 different processing steps are performed during a four to twelve week period. In addition, semiconductor manufacturers are increasingly producing multiple ICs in the same manufacturing facility, thereby requiring more sophisticated methods of precise wafer control. Examples of human error range from misplacing a cassette, thereby delaying processing, to incorrectly processing a cassette of wafers, thereby ruining the wafers. The cost of misprocessing errors can be significant, given that a typical cassette of 25 wafers being processed in a state-of-the-art facility can contain finished product worth from $25,000 to $500,000 or more.

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

Asyst's Products

  Asyst addresses the requirements for increased levels of cleanliness, facility utilization, control and cost-effectiveness in semiconductor manufacturing through its Asyst-SMIF minienvironment system, its SMART-Traveler material control system, robotics and its family of automation software products and solutions.

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

  Finally, the Asyst-SMIF System enhances facility flexibility. Semiconductor manufacturers are able to more effectively respond to changing product and process requirements, as equipment can be added or modified with much less disruption of ongoing production processing within the cleanroom. This mitigates the need to shut down the entire facility in order to add or rearrange equipment.

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

  . SMIF-Pod

  The Asyst SMIF-Pod is a sealed polycarbonate container for products, typically cassettes of wafers, which provides contamination control (Class 1 or better) during transport and storage. A WaferLock(TM) protects the wafers against movement or vibration during transport. The SMIF-Pod components are constructed from materials chosen specifically for their low particulate generation and low organic outgassing. The Company's SMIF-Pod family currently includes SMIF-Pods for 125 mm, 150 mm, 200 mm and 300 mm wafers, reticles (single and multiple), flat panel displays ("FPD") and rigid disks. SMIF-Pods are typically priced between $200 and $400, depending upon the model.

  . SMIF-Enclosure

  The SMIF-Enclosure is a specially constructed chamber that surrounds a particular piece of process equipment in the wafer fabrication facility. Options include a dedicated fan filter unit for air handling, as well as a temperature and humidity control system. For most facilities, the SMIF-Enclosures are typically floor-mounted and include dedicated air handling units. SMIF-Enclosures are typically priced between $3,000 and $100,000, depending on the level of complexity.

  . SMIF-Arm

  The SMIF-Arm is a fully automated robotic transfer system designed to remove a cassette from a SMIF-Pod and load it into the processing equipment without exposing the cassette to ambient facility air. The SMIF-Arm is available for the processing of 100 mm, 125 mm, 150 mm and 200 mm wafers. In addition, the Company offers an advanced version of the SMIF-Arm, the LPT/LPI, which extends SMIF-based particle control and automation capabilities to loadlock production equipment with recessed process chambers, such as chemical vapor deposition and ion implant equipment. SMIF-Arms are typically priced between $22,000 and $55,000, depending on the model.

  Another part of the SMIF-Arm group of products is the SMIF-Indexer INX-2200(TM) and SMIF-LPO(TM) which are OEM products that enable process equipment manufacturers to integrate SMIF-Pod-based cassette loading and unloading into their semiconductor processing equipment. The SMIF-Indexer integrates a SMIF port with an indexer function; it enables process equipment with Z-axis picking mechanisms to load and unload wafers with random access capability. With its laser-based wafer detector features, improperly seated wafers within a cassette are automatically reseated before cassettes are loaded into the SMIF-Pod. The SMIF-Indexer and SMIF-LPO also have built in SMART-Traveler capability. The SMIF-Indexer prices range between $8,500 and $18,000, depending on the model.

  . SMIF-E

  The Asyst SMIF-E System is an inert gas encapsulation version of the Asyst-SMIF System. The Company believes that as semiconductor device geometries continue to shrink, there will be more and more applications which can benefit from the encapsulation of the wafers in an inert gas environment. The standard SMIF-Pod is inter-changeable in conventional (clean-air) SMIF and SMIF-E applications. The SMIF-Arm family of products are modified with a patented gas injection and control system capability to enable SMIF-E functionality at specific locations as needed. The SMIF-Enclosure may also be modified with inert gas recirculating, monitoring and control capability to enable SMIF-E functionality within specific processing equipment enclosures. SMIF-E capability can add between $15,000 to $50,000 to SMIF-Arm and SMIF-Enclosure selling prices, depending on features.

  . SMIF-300(TM)

  The Asyst SMIF-Pod 300 is a 25 wafer capacity front-opening unified pod ("FOUP") which maintains a better than Class 1 wafer environment for all SEMI standard 300 mm FOUPs. The SMIF-300FL S2 wafer mapping option will determine wafer location and cross slotted wafers with no impact on tool's throughput. The wafer mapping option for the SMIF 300FL graphically displays the mapping results.

  In addition, Asyst offers the Asyst SMIF-300 Wafer Management System(TM) ("WMS"). All 300 mm systems are compatible with both 13 wafer and 25 wafer FOUPs, provide a better-than-Class 1 at 0.1 micron wafer environment, and comply with all SEMI standards and I300I guidelines.

 SMART-Traveler System

  In conventional cleanrooms, semiconductor manufacturers typically track batches of wafers by attaching lot-cards, bar-code tags or paper travelers to a wafer carrier, such as a SMIF-Pod or lot box. The Asyst SMART-

Traveler System is designed to provide automated manufacturing floor control of wafers by replacing the paper travelers and bar code systems with an intelligent electronic memory device (SMART-Tag(TM)) and radio frequency automated identification tags (FluoroTrac Auto ID System MicroTag).

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

  The SMART-Traveler System also improves manufacturing efficiency by providing real-time information to the operator on the manufacturing floor about the disposition and destination of the wafers inside each SMIF-Pod. Unlike paper travelers or bar-code based systems, operators are not required to manually enter or obtain process information from computer terminals prior to loading the process equipment. Operator efficiency is improved because the SMART-Traveler System provides lot identification and location information to the fab computer integrated manufacturing ("CIM") to enable automatic verification that the SMIF-Pod and lot are at the correct processing location.

  . SMART-Tag

  The SMART-Tag combines the latest display, logic and communication technologies to provide a versatile electronic run card for semiconductor fabs. SMART-Tags replace paper lot travelers and run cards by automatically communicating the lot ID upon arrival at a tool and providing the operator with detailed lot, processing and routing information to the operator on the Liquid Crystal Display ("LCD").

  Attached directly to a SMIF-Pod or lot box, the SMART-Tag carries information relevant to the wafers inside the carrier, including wafer identification, lot identification, process specifications and next process step information. The information included in the SMART-Tag's memory automatically compares each process equipment to the factory host computer system to ensure the lot is at the right process tool with the correct recipe. After each process step the SMART-Tag is automatically updated with the next process step.

  . FluoroTrac Auto ID System (MicroTag(TM))

  The FluoroTrac Auto ID System uses a radio-frequency based read/write identification tag (MicroTag) that can be attached to or embedded into wafer carriers, storage boxes, and other fab assets. The MicroTag when embedded in plastic is impervious to most chemicals and abrasion. The system provides an optimized tracking solution at non-SMIF semiconductor facilities ("fab") in order to automate WIP tracking.

  . SMART-Comm(TM)

  The SMART-Comm is a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor fabs by optimizing communications and minimizing hardware and software layers. The SMART-Comm connects process equipment, SMIF I/Os, automated material and operator identification systems, signal towers and other devices to the Manufacturing Enterprise System ("MES") and the Local Area Network ("LAN") using High-Speed SECS Messaging Services (SECS). The SMART-Comm is used by SMIF and non-SMIF fabs as well as OEMs to provide connectivity and protocol converting solutions. The SMART-Comm is priced at approximately $3,700.

  . SMART-Storage(TM)Manager

  SMART-Storage Manager is an interactive system built around a personal computer and a network of controllers and communication probes that provides work-in-process control and management of lots in storage racks or automated stockers. It monitors the physical storage locations of production cassettes and obtains information from SMART-Tags and MicroTags to create a real-time database. SMART-Storage Manager is priced at approximately $20,000 and up per system.

  The management of SMIF-Pods in storage occurs through a system that involves nesting areas called Storage-Tray(TM). Storage-Trays have infrared sensors and are connected to a Storage-Controller and personal computer running software that communicates with the host system and with the SMART-Tag attached to each SMIF-Pod.

  The Company has interfaced the SMART-Traveler System to several host systems, including systems marketed by PROMIS Systems Corporation, Consilium and IBM's proprietary host Factory Control Systems. A typical SMART-Traveler System for a 20,000 square foot fab has an aggregate price ranging from $2 million to $3 million.

 Software Services

  Software services for equipment automation solutions provide improved material control, line yield and cycle time abilities, as well as increased overall equipment effectiveness. In addition to automating the processing of each lot during the manufacturing cycle, the customizable software links directly to the fab host system, thereby providing users with the ability to pre-schedule material movement to specific process equipment. The Company's new SMART-Fab(TM) suite of Windows NT-based products focuses on the unique requirements of the semiconductor fab. This suite includes SMART-Station(TM), which uses workflow and distributed object technology to rapidly automate fab equipment. Other SMART-Fab suite products include SMART-Storage Manager and Global Lot Server(TM), which provide material staging, WIP management and global lot location. These products are designed to comply with existing and emerging industry standards that are currently being used around the world.

 Asyst Robotics

  On July 31, 1998, Asyst acquired Hine Design Incorporated ("HDI"), a supplier of wafer handling robots for semiconductor process tools. Through the acquisition of HDI, the Company offers comprehensive robotic wafer handling solutions to the semiconductor and FPD industries. Wafer handling solutions now offered by Asyst include: MESC compatible vacuum robotic arms which address 3-inch to 12-inch wafer sizes and 20-inch FPDs with customer-specified reach, class 1, cleanroom compatible atmospheric robotic arms, and harsh environment compatible robotic arms for handling silicon wafers up to 300 millimeters. The Company also manufactures atmospheric compatible non-SMIF indexers, vacuum indexer and the Hine-Align wafer pre-aligners, a unique, one-step solution for finding the exact center and orientation of a wafer. Asyst's robotic solutions are designed to meet a wide range of wafer handling requirements for vacuum, atmospheric and corrosive wafer processing environments.

Customers

  The Company's customers are primarily semiconductor manufacturers who are either constructing new manufacturing facilities or upgrading existing manufacturing facilities. The Company considers repeat business to be important to its success and strives to maintain close relationships with its customers. In addition to generating revenue for the Company through their repeat purchases, these customers can serve as reference accounts for potential new customers. The Company has completed an installation at one of its major customers' facilities, in which an older version of the Company's SMIF products were replaced with the Company's new LPTs, as well as other related products in order to upgrade the existing capacity and efficiency of the facility. The Company believes that repeat, replacement and upgrade product sales present future market opportunities relative to both current and new customers.

  As major customer projects are completed, the Company's business from such customers will decline substantially unless these customers undertake additional projects incorporating the Company's products. During fiscal 1999, Worldwide Semiconductor Manufacturing Company accounted for approximately 12 percent of the Company's net sales. During fiscal years 1997, 1998 and 1999, sales to TSMC accounted for approximately 14 percent, 31 percent and 6 percent, respectively, of the Company's net sales. If additional projects are not initiated by existing customers, the performance of the Company will depend on securing business from new customers. While the Company attempts to pursue new customers, there can be no assurance that the Company will be successful in its sales and marketing efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

  The Company's ten largest U.S. and international customers based on cumulative sales during fiscal 1997, 1998 and 1999 were:

  Chartered Semiconductor Manufacturing,  Taiwan Semiconductor Manufacturing
  Ltd.                                    Co. Ltd.
  Macronix International                  Lam Research Corporation
  International Business Machines         Tokyo Electron Ltd.
  Corporation                             WaferTech LLC
  SubMicron Systems, Inc.                 Worldwide Semiconductor
  National Semiconductor                  Manufacturing Company

  Although the companies listed above represent Asyst's largest customers during the periods, and have all purchased products from the Company during the past twelve months, there can be no assurance that such companies will make significant purchases of the Company's products in the future. See "Risk Factors--Our Net Sales are Derived From a Concentration of a Few Larch Customers," "--We Are Dependent on Global Acceptance of Isolation and Minienvironment Technology by Our Customers," "--We Are Dependent on the Semiconductor Industry," "--We Face Additional risks Because a Majority of Our Net Sales Are From Sales Outside the United States" and Note 2 of "Notes to Consolidated Financial Statements."

Sales and Marketing

  The Company sells its products principally through its direct sales force in the United States and other parts of the world. The Company markets its products to semiconductor manufacturers in Japan through its distributor relationship with Innotech. The Company's sales organization is based in Northern California, and domestic field sales personnel are stationed in Pennsylvania, Arizona, Washington and Texas.

  International sales, which consist mainly of export sales from the U.S., have accounted for approximately 57 percent, 64 percent and 52 percent of total sales for fiscal 1997, 1998 and 1999, respectively. The European market is supported through offices in the vicinity of Newport, Wales and Dresden, Germany. The Asia/Pacific Region is supported through sales and service offices in Hsin-Chu, Taiwan, Singapore, Yokohama, Japan and Seoul, South Korea. (See Note 7 of "Notes to Consolidated Financial Statements" for a summary of international revenue by geographic area). The Company's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. The Company's international sales, however, are subject to certain other risks common to many technology export activities, such as the imposition of governmental controls, the need to comply with a variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, the greater difficulty in administering business overseas and general economic conditions. See "Risk Factors--We Face Additional Risks Because a Majority of Our Net Sales Are From Sales Outside the United States."

  The sales cycle for a significant purchase of the Company's products is typically six to twelve months or longer and generally follows a lengthy evaluation, budgeting and approval process. An important element of the sales cycle consists of persuading potential customers that Asyst's solutions are superior, cost-effective and flexible approaches to their needs, and the Company's marketing efforts include extensive participation by the Company's senior management. The sales cycle begins with generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer's needs, a presentation to the customer, an equipment and airborne particulate contamination audit, a detailed economic and return on investment analysis, a further presentation to the customer, sign-off activities and contract finalization. During the sales cycle, the Company offers a performance audit on customer-selected pieces of processing equipment and limited installations of SMIF products to demonstrate the benefits of Asyst's solution. The standard warranty period for the Company's products ranges between one and two years, depending on product and time of shipment. Warranty costs and product returns incurred over the last three fiscal years have not been material.

  An important part of the Company's marketing strategy has been the participation by the Company in key industry organizations such as SEMI SEMATECH and SEMI, in addition to attendance at events coordinated by the Semiconductor Industry Association. The Company believes that such participation serves to continue to educate the semiconductor industry on the Company's SMIF minienvironment approach. In addition, the Company actively participates in industry trade shows and conferences and has sponsored symposiums with technology and business experts from the semiconductor industry.

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

  The Systems Integration and OEM Applications organizations are focused on understanding the customer's manufacturing methodology and actual production applications and developing customer-specific solutions. For retrofitting and upgrading existing facilities with the minienvironment and SMIF solution, the Systems Integration organization works with the customer's facilities and manufacturing personnel to develop programs, schedules and solutions to minimize disruption during the installation of the Company's products into the customer's facility. In the case of a new facility or tool design, the OEM Applications and Systems Integration organizations work with the customer's facility planners and operations personnel, as well as with cleanroom designers, architects and engineers.

  In the case of OEM integration, the OEM Applications organization designs and integrates the SMIF components directly into the processing equipment. The OEM integration team works very closely with the OEM (equipment suppliers) to understand the process equipment, the processing requirements and then provides the customer with an optimized solution.

Research and Development

  Research and development efforts are focused on enhancing the Company's existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. The Company's research and development expenditures were approximately $8.6 million, $13.3 million and $14.7 million during fiscal 1997, 1998, and 1999, respectively.

  The Company's research and development employees are involved in mechanical and electronic engineering, software development, micro-contamination control, product documentation, and support. The Company's central research and development facilities include a prototyping lab and a cleanroom used for product research, development and equipment demonstration purposes. In addition, it maintains engineering and development facilities for its robotics product line. The Company's research and development facilities are located in Northern California.

  Development efforts have intensified on the spectrum of products and technologies needed to support both OEM and End User customers. New products include Radio Frequency ID capability for automated lot tracking to augment the SMART-Traveler System and 300 mm Pods and I/O devices to support the transition to increased wafer sizes. Additionally, a major effort in robotics development has resulted in a new robotic wafer transfer system that offers ultra high reliability and faster wafer transfer speeds.

  Semiconductor equipment and processes are subject to rapid technological change. The development of more complex ICs has driven the need for new facilities, equipment and processes to produce such devices at acceptable cost and yield. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products to meet customer needs and to develop and introduce new products which maintain technological leadership. There can be no assurance that the Company's product development efforts will be successful or that the Company will be able to respond effectively to technological change. See "Risk Factors--Our Ability to Develop and Introduce New Products and Technologies will Have a Significant Impact on Our Future Performance."

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

  The Company currently maintains manufacturing facilities for its Asyst-SMIF System, SMART-Traveler System products and software engineering services in Fremont, California. The Company fabricates its custom SMIF-Enclosures at both the Fremont facility and, in the case of large system orders, near customer sites, where the Company will lease temporary space for the conduct of enclosure manufacturing by its personnel. The Company's robotic products are manufactured in Sunnyvale, California.

  While the Company uses standard components whenever possible, most mechanical parts, metal fabrications and castings are made to the Company's specifications. The Company procures certain of the components and sub-assemblies included in its products from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. To date, the Company has been able to obtain adequate supplies of such components in a timely manner. However, disruption or termination of certain of these sources could have a temporary adverse effect on the Company's operations. The Company believes that alternative sources could be obtained and qualified to supply these products, if necessary. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships. See "Risk Factors--We Are Dependent on Certain Key Suppliers."

Competition

  The Company currently has direct competition in all of its products (Asyst-SMIF Systems, SMART-Traveler System, robotics, and software services). Most competitors remain dedicated to one of these product lines, enabling a focused engineering, manufacturing, and marketing effort. The Company's primary source of competition from these competitors remains alternative approaches to solving the contamination and manufacturing control problems of the semiconductor manufacturing industry. The Company's ability to provide a more complete automation and wafer isolation solution provides a significant competitive advantage with respect to these competitors, but there can be no assurance that the competition's product offerings will not expand or that new competitors will not enter the Company's market. Many of these competitors have extensive engineering, manufacturing and marketing capabilities and potentially greater financial resources than those available to the Company.

  The Company believes that the principal competitive factors in its market are the technical capabilities and characteristics of systems and products offered, technological experience and "know-how," product breadth, proven product performance, quality and reliability, ease of use, flexibility, a global, trained, skilled field service support organization, the effectiveness of marketing and sales, and price. The Company currently believes that it competes favorably with respect to the foregoing factors, although there can be no assurance that it will be able to do so in the future. See "Risk Factors--We May Not Be Able to Effectively Compete in a Highly Competitive Semiconductor Industry."

Proprietary Rights

  The Company primarily pursues patent, trade secret trademarks and copyright protection for its minienvironment and Asyst-SMIF System technology, its SMART-Traveler products, its software products and its robotics technology. The Company currently holds forty-eight patents in the United States, has eighteen pending patent applications in process in the United States and intends to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology.

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

Backlog

  The Company's backlog was approximately $43.9 million, $49.9 million and $31.3 million at March 31, 1997, 1998 and 1999, respectively. During 1998 and 1999, the Company's orders moved to more of a turns business (orders placed to be shipped during the next two to three months) as customers delayed orders until they were ready to take delivery, apparently due to uncertainty in the near term capacity situation of the semiconductor industry. By the end of fiscal year 1999, the backlog was greater than sales for the current quarter which is more consistent with the Company's past experience. Ten customers with orders on the backlog totaling between $0.6 million to $7.3 million comprised 67 percent of the total backlog at March 31, 1999. The Company includes in its backlog only orders for which a customer's purchase order has been received and a delivery date within 12 months has been specified. Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings.

  Although the Company believes that the backlog reflects continued acceptance of minienvironment technology by its customers, there can be no assurance that the Company will be successful in obtaining broader acceptance of its products and technology. See "Risk Factors--We are Dependent on Global Acceptance of Isolation and Minienvironment Technology by Our Customers."

Employees

  As of March 31, 1999, the Company employed 542 persons on a regular full-time basis, including 100 in research and development, 175 in manufacturing operations, 27 in system integration, 108 in sales and marketing, which includes customer service, 63 in finance and administration, and 69 in international operations. Many of the Company's employees have specialized skills of value to the Company and the Company's future success will depend, in large part, upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, who are in great demand. In particular, the Fremont, California and Hsin-Chu, Taiwan ROC locations have tight labor markets for the skills the Company seeks. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. Asyst considers its employee relations to be good. During fiscal year 1999, the Company restructured certain domestic and international operations in response to the drop in its net sales. As a result of these restructuring activities, the Company terminated the employment of approximately 110 employees from its U.S. operations and approximately 30 employees from the Company's international operations. See "Risk Factors--Our Success is Dependent on Our Ability to Retain and Recruit Key Personnel."

Risk Factors

  . Our Quarterly Operating Results Are Subject to Variability

  Our revenues and operating results can fluctuate substantially from quarter to quarter depending on such factors as:

    .  the timing of significant customer orders

    .  the timing of product shipments

    .  variations in the mix of products sold

    .  the introduction of new products

    .  the changes in customer buying patterns

    .  the fluctuations in the semiconductor equipment market

    .  the availability of key components

    .  general trends in the economy.

  Our customers' procurement process is typically six to twelve months or longer from initial inquiry to order, making the timing of customer orders uneven and difficult to predict. The process may involve competing capital budget considerations for our customers. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multimillion dollar customer projects involving an upgrade of an existing facility or the construction of a new facility. We typically cannot ship products until the customer's facility and/or the process tools housed in the facility are ready. Customers generally may cancel or reschedule shipments with limited or no penalty. These factors increase the risk of unplanned fluctuations in net sales. Any delay or failure to receive anticipated orders could adversely affect our financial performance. Moreover, a shortfall in planned net sales in a quarter as a result of these factors could have a material adverse effect on our operating results for the quarter. Given these factors, we expect that quarter to quarter performance will fluctuate for the foreseeable future and consequently that quarter to quarter comparisons may not be meaningful.

  . We Are Dependent on Global Acceptance of Isolation and Minienvironment
    Technology by Our Customers

  Since 1995, substantially all of our revenues have been from sales of isolation and minienvironment systems to semiconductor manufacturers and tool suppliers to the semiconductor industry. We expect sales of such systems will continue to account for a majority of revenues for the foreseeable future. Given that the use of isolation and minienvironment systems represents an alternative to the conventional cleanroom approach utilized by semiconductor manufacturers, we believe that our growth prospects depend in large part upon our ability to gain acceptance by a broader group of customers of the efficacy of the Company's isolation and minienvironment technology. The decision by a semiconductor manufacturer that is currently not employing our isolation and minienvironment approach to make a large-scale deployment of our products in 200 mm and smaller wafer facilities, involves significant organizational, technological and financial commitments by such semiconductor manufacturer. There can be no assurance that the market will continue to accept isolation and minienvironment technology.

  . Our Net Sales are Derived From a Concentration of a Few Large Customers

  Significant portions of our net sales are derived from a small number of customers. Sales of our products to TSMC accounted for approximately 14 percent, 31 percent and 6 percent of the Company's net sales during fiscal 1997, 1998 and 1999, respectively. 67 percent or $21 million of our backlog at March 31, 1999 was comprised of orders from twelve customers. Our projects are typically completed within a six to eighteen month period from the time we initially receive a customer's purchase order. As we complete projects, business from these customers will decline substantially unless they undertake additional projects incorporating our products. If additional projects are not initiated by our existing customers, our performance may be materially and adversely affected.

  . We are Dependent on the Semiconductor Industry

  Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which in turn are dependent on the current and anticipated market demand for ICs as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for ICs, are difficult to predict and have often had a severe adverse effect on the semiconductor industry's demand for semiconductor processing equipment. For example, in the year ended March 31, 1998, we ended the year with record quarter net sales of $45.2 million. Our net sales in the quarters ended June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999 were $34.1 million, $16.0 million, $16.9 million and $17.2 million, respectively. The sharp decrease in net sales from the record net sales set in the quarter ended March 31, 1998 were due to the downturn in the Asian economies and worldwide demand for semiconductors. We believe that our future performance will be adversely affected from time to time by such industry downturns.

  . Our Success is Dependent on Our Ability to Retain and Recruit Key
    Personnel

  Our success depends upon a small number of senior management and technical personnel. The loss of the services of one or more of these key persons could materially and adversely effect our results. In addition, in each of our locations there is strong competition in the labor markets for the employees we seek. Our future success will depend in large part upon our ability to recruit and retain highly skilled technical, managerial, financial and marketing personnel, all of whom are in great demand. A failure to retain, acquire or adequately train key personnel could have a material adverse impact on our performance. Due to the cyclical nature of demand for our products, we have had to reduce our workforce and then rebuild our workforce as our business has gone through downturns followed by upturns. The labor markets in which we are located are highly competitive and as a result, this type of employment cycle increases our risk of not being able to retain and recruit key personnel. Our failure to continue to ensure good employee relations could materially and adversely affect our operations.

  . We Need to Manage Our Growth and Personnel Changes

  During the last three years, we have experienced extremely rapid growth in the number of our employees and the geographic area of our operations. Our growth, tempered by the current downturn in net sales, has been driven by an increase in our customer base, the cumulative impact of historical installations and acquisitions of new operations. This growth has placed a significant strain on our management, operations and financial systems. Our future operating results will be dependent in part on our ability to continue to implement and improve our operating and financial controls and management information systems. To succeed we must train and manage our employee base to cope with growth and change. Failure to manage our growth effectively could materially and adversely affect our operations.

  . We May Not Be Able to Effectively Compete in a Highly Competitive
    Semiconductor Equipment Industry

  We currently have direct competition with respect to our Asyst-SMIF System and SMART-Traveler System products. Our principal competition in these products comes from conventional approaches to solving the contamination and manufacturing control problems of the semiconductor manufacturing industry in the 200 mm or smaller wafer semiconductor facility. The semiconductor equipment industry, however, is highly competitive in general, and there can be no assurance that one or more potential competitors will not enter the microenvironment and isolation market. In recent years, several companies, including Jenoptik, have begun offering one or more products that compete with our Asyst-SMIF System products. During the past couple of years our competitors have competed heavily on price in an attempt to win access to our markets, putting pressure on our gross margins. Certain international competitors receive various forms of government support, ranging from different forms of financial subsidies to high level diplomatic support. There can be no assurance that in the future our competitors will not put further pressure on our gross margins or increase their market share.

  The market acceptance of the isolation and minienvironment technology for 300 mm wafer sites is likely to draw new competitors since the market is perceived to be much larger. In the 300 mm wafer market, we face stiff competition from a number of companies such as PRI Automation, Inc. ("PRIA") and Brooks Automation, Inc., as well as potential competition from other semiconductor equipment and cleanroom construction companies. Some of those competitors in the 300 mm wafer sites may have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than those available to us. We also compete with several competitors in the robotics area, including, but not limited to, PRIA and Kensington Labs. While price is a competitive factor in the sale of robots, our ability to deliver quality, reliability and on time shipments are the factors which will largely impact our success against our competition. There can be no assurance that the Company will be able to compete successfully in the future in these areas.

  . Our Ability to Develop and Introduce New Products and Technologies Will
    Have a Significant Impact on Our Future Performance

  Semiconductor equipment and processes are subject to rapid technological changes. The development of more complex ICs has driven the need for new facilities, equipment and processes to produce such devices at acceptable cost and yield. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products to maintain technological leadership in our market segment. There can be no assurance that our product development efforts will be successful or that we will be able to respond effectively to technological change.

  . We May Not Be Able to Integrate the Operations of Acquisitions

  We may make acquisitions of, or significant investments in, businesses that offer complementary products, services or technologies. We have recently acquired a number of companies in order to expand our product line including HDI and Progressive System Technologies, Inc. ("PST"). If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. The process of rationalizing supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, will present a significant challenge to our management. There can be no assurance that the integration process will be successful or that the anticipated benefits of the business combinations will be fully realized. The dedication of management resources to such integration may detract attention from the day-to-day business. The difficulties of integration may be increased by the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any such future acquisitions.

  . We Are Dependent on Certain Key Suppliers

  Many of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. Although to date, the Company has experienced only minimal delays in receiving goods from our key suppliers, disruption or termination of these sources could have a temporary adverse effect on our operations. We believe that, in time, alternative sources could be obtained and qualified to supply these products in the ordinary course of business, but a prolonged inability to obtain certain components could have an adverse effect on our operating results and could result in damage to our customer relationships.

  . We May be Unable to Protect Our Intellectual Property Rights and We May
    Become Involved in Litigation Concerning the Intellectual Property Rights of Others

  We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to protect our patent rights vigorously, there can be no assurance that our patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or independently developed by, others.

  There has been substantial litigation regarding patent and other intellectual property rights in semiconductor related industries. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend us against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost to us and divert the attention of our management, which by itself could have an adverse material effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have an adverse material effect on our financial condition and results of operations.

  . We Face Additional Risks Because a Majority of Our Net Sales Are From
    Sales Outside the United States

  Approximately 57 percent, 64 percent and 52 percent of our net sales for the years ended March 31, 1997, 1998 and 1999, respectively, were attributable to sales outside the United States, primarily in Europe, Japan, Singapore and Taiwan. We expect that international sales will continue to represent a significant portion of our total revenues in the future. Sales to customers outside the United States are subject to risks, including:

    .  exposure to currency fluctuations

    .  the imposition of governmental controls

    . the need to comply with a wide variety of foreign and U.S. export laws

    .  political and economic instability

    .  trade restrictions

    .  changes in tariffs and taxes

    .  longer payment cycles typically associated with foreign sales

    .  the greater difficulty of administering business overseas

    .  general economic conditions.

  As of March 31, 1997 and 1998 and 1999, approximately 55 percent, and 71 percent and 48 percent, respectively, of our accounts receivable, net, were due from international customers located primarily in Japan, Singapore, Taiwan and the United Kingdom. Receivable collection and credit evaluation in new geographies and countries challenge the Company's ability to avert such risks. In the first quarter of fiscal 1998, we realized a credit loss of approximately $2.7 million relating to a $5.9 million sale to a customer in Thailand in the prior fiscal year. There can be no assurance that the continued turmoil in the Asian economics will not negatively impact revenue growth and customer order in the future. Credit risks could also increase if we do not maintain our collection efforts if the economic conditions worsen in the Asia region. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. Although we invoice substantially all of our international sales in United States dollars, there can be no assurance that our results of operations will not be adversely affected by currency fluctuations in the future.

  We Would Lose Revenues and Incur Significant Costs if Our Systems, Our Products or Our Third-party Systems are Not Year 2000 Compliant

  Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. The failure of our internal systems, or any material third-party systems, to be Year 2000 compliant would have a material adverse affect on our business. With respect to our internal business systems, we are working with the third-party vendors of such systems to ensure Year 2000 compliance either exists today or will be achieved through a vendor supplied upgrade in a timely manner. Our products have been, and continue to be, evaluated for Year 2000 compliance. Many of our products have been found to be compliant today and others have been found to require modification to be compliant. Programs are in place and are being further developed to complete such modifications, for both future shipments and in the customer installed base. The costs of effecting such modifications are not yet estimable, but we believe they will not be material. Also being addressed is the potential impact on us of non-compliance by suppliers, subcontractors, business partners and customers. Even if our internal systems and products are Year 2000 compliant, any failure of these third party systems to become Year 2000 compliant could adversely affect our systems and cause disruption in our normal operations. There can be no assurance that the Year 2000 issue will not materially and adversely affect us in the future.

  . We May Face Additional risks From the Conversion by Our European
    Customers to the Euro

  We use the United States dollar as our functional currency. Our policy is to accept orders from customers in dollars, except for local sales of service and spare parts. In January 1999, certain member states of the European Union began a conversion to a common currency, the Euro, which will replace their local currency. Asyst GmbH, our wholly owned subsidiary, is located in Germany, a European Union country. Our accounting and administrative systems are provided by a local outside accounting firm. Their systems are Euro compliant and the records of our German subsidiary are being maintained in both German marks and the Euro.

  Since January 1999, certain of our customers in European Union countries that have adopted the Euro, have submitted purchase orders denominated in the Euro. Those purchase orders have not been accepted by us until they were modified to indicate the dollar amounts and specified that the orders would be paid in dollar in the amounts indicated on the modified purchase orders. Our processes have been modified to invoice those customers in dollars with the Euro amounts indicated on the face of the invoice to aid the customer in processing the invoices. We believe that there is significant political pressure being imposed on companies in European countries to make the Euro the currency of exchange. There can be no future assurance that maintaining the dollar as the functional currency for our sales and the business of Asyst GmbH in the European Union countries will be successful.

ITEM 2--Properties

  The Company's headquarters and principal manufacturing and research and development activities are located in Northern California in three leased facilities, one approximately 91,275 square feet, the second approximately 35,360 square feet and the third approximately 45,120 square feet. The Company also leases offices in Arizona, Maine, Massachusetts, Texas and Washington, for sales and service support, as well as maintaining one small regional manufacturing facility in Vermont. Overseas, the Company has sales and service support offices in leased facilities located in Germany, Japan, Singapore, South Korea, Taiwan, and the United Kingdom.

ITEM 3--Legal Proceedings

  In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to the Company's SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company has violated federal antitrust laws and engaged in unfair competition. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company's motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the Company's breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted the Company's motion for reconsideration in the sense that it considered the merits of the Company's arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company intends to take an appeal. The trial date has since been vacated and the court has requested briefing, now due on July 12, 1999, on whether it is obligated to proceed with any remaining matters. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.

ITEM 4--Submission of Matters to a Vote for Security Holders

  Not applicable.

                                    PART II

ITEM 5--Market for the Registrant's Common Equity and Related Shareholder
Matters

  Since September 22, 1993, Asyst's Common Stock, no par value, has been traded on the Nasdaq National Market ("Nasdaq") under the symbol ASYT. The price per share reflected in the following table represents the range of high and low closing prices for the Company's Common Stock on Nasdaq for the periods indicated (adjusted for two for one stock dividend in August 1997).

                                                                   High   Low
                                                                  ------ ------
     April 1--June 30, 1997...................................... $22.00 $ 9.50
     July 1--September 30, 1997.................................. $47.25 $21.63
     October 1--December 31, 1997................................ $44.25 $20.00
     January 1--March 31, 1998................................... $32.00 $18.63
     April 1--June 30, 1998...................................... $25.75 $12.50
     July 1--September 30, 1998.................................. $15.00 $ 7.00
     October 1--December 31, 1998................................ $21.69 $ 6.19
     January 1--March 31, 1999................................... $28.19 $13.75

  There were approximately 175 record holders of the Company's Common Stock as of March 31, 1999. Asyst has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6--Selected Financial Data

  The following table reflects selected summary financial data restated in fiscal years 1995 and 1996 for the affects of the closure of Asyst Automation, Inc. (dollars in thousands, except share and per share amounts):

                                            Fiscal Year Ended March 31,
                                     ------------------------------------------
                                      1995    1996     1997      1998    1999
                                     ------- ------- --------  -------- -------
Consolidated Statements of
 Operations Data:
Net sales..........................  $34,932 $97,549 $137,520  $165,463 $84,154
Gross profit.......................   17,322  40,903   56,788    73,726  31,465
In-process research and development
 of acquired business..............      --      --     1,335       --    7,100
Operating income (loss)............    4,691  11,310   17,910    26,338 (34,029)
Income (loss) from continuing
 operations........................    3,810   7,643   11,408    18,237 (20,979)
Net income (loss)..................    1,240   5,240   (3,257)   16,397 (20,979)
  Basic Earnings Per Share:
    Income (loss) per share from
     continuing operations.........  $  0.51 $  0.77 $   1.11  $   1.61 $ (1.80)
    Net income (loss) per share....     0.17    0.53    (0.32)     1.44   (1.80)
    Shares used in per share
     calculation...................    7,464   9,880   10,287    11,359  11,653
  Diluted Earnings Per share:
    Income (loss) per share from
     continuing operations.........  $  0.47 $  0.73 $   1.09  $   1.51 $ (1.80)
    Net income (loss) per share....     0.15    0.50    (0.31)     1.36   (1.80)
    Shares used in per share
     calculation...................    8,078  10,536   10,512    12,101  11,653
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
 term investments..................  $38,947 $14,426 $ 12,021  $ 82,775 $35,496
Working capital....................   50,845  53,572   52,189   117,868  73,302
Total assets.......................   71,965  90,502   94,079   154,471 119,766
Shareholders' equity...............   57,226  64,090   65,004   130,803 103,802

ITEM 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company develops, manufactures and markets systems utilizing isolation technology, material tracking products and factory automation solutions used primarily in cleanrooms for semiconductor manufacturing. The Company's sales are tied to capital expenditures at wafer fabrication facilities. The majority of the Company's revenues in any single quarter is typically derived from relatively few customers, and the Company's revenues will therefore fluctuate based on a number of factors, including the timing of significant customer orders, variations in the mix of products sold and changes in customer buying patterns. In addition, due to production cycles and customer requirements, the Company often ships significant quantities of products in the last month of the quarter. This factor increases the risk of unplanned fluctuations in net sales since management has limited opportunity to take corrective actions should a customer reschedule a shipment or otherwise delay an order during the last month of the quarter.

  Fiscal year 1999 has been significantly and adversely impacted by the worldwide drop in demand for semiconductor devices. The drop in demand resulted from a dramatic slowdown in the Asian economies and over-capacity of memory chip manufacturing. In response, many of the Company's customers slashed capital expenditure budgets by 40 percent or more. The Company's net sales hit a record $45.2 million for the quarter ended March 31, 1998. Net sales for the quarter ended June 30, 1998 (the first fiscal quarter of fiscal year 1999) fell to $34.1 million. Net sales continued to fall to $16.0 million in the quarter ended September 30, 1998 before rebounding to $16.9 million and $17.2 million for the quarters ended December 31, 1998 and March 31, 1999, respectively. In addition, in fiscal year 1999, the Company acquired the FluoroTrac RFID product line and HDI. The significant decline in net sales and the new acquisitions required the Company to undertake substantial restructuring activities to reduce cost and eliminate low margin products. Nevertheless, the Company experienced a net loss in fiscal year 1999 of $21.0 million compared to a record net income of $16.4 million in fiscal year 1998.

  The following table sets forth the percentage of net sales represented by certain consolidated statements of operations data for the periods indicated:

                                                        Fiscal Year Ended
                                                            March 31,
                                                        ---------------------
                                                        1997    1998    1999
                                                        -----   -----   -----
Net sales.............................................. 100.0 % 100.0 % 100.0 %
Cost of sales..........................................  58.7    55.4    62.6
                                                        -----   -----   -----
  Gross profit.........................................  41.3    44.6    37.4
                                                        -----   -----   -----
Operating expenses:
  Research and development.............................   6.3     8.0    17.5
  Selling, general and administrative..................  21.0    20.7    45.3
  In-process research and development of acquired
   business............................................   1.0     --      8.4
  Restructuring expense................................   --      --      6.6
                                                        -----   -----   -----
  Total operating expenses.............................  28.3    28.7    77.8
                                                        -----   -----   -----
  Operating income (loss)..............................  13.0    15.9   (40.4)
Other income (expense), net............................   0.5     1.3     2.7
                                                        -----   -----   -----
Income (loss) from continuing operations before
 provision (benefit) for income taxes..................  13.5    17.2   (37.7)
Provision (benefit) for income taxes...................   5.2     6.2   (12.8)
                                                        -----   -----   -----
Income (loss) from continuing operations...............   8.3    11.0   (24.9)
                                                        -----   -----   -----
Loss from operations of Asyst Automation, Inc., net of
 applicable income taxes...............................  (4.5)    --      --
Loss on closure of Asyst Automation, Inc., net of
 applicable income taxes...............................  (6.2)   (1.1)    --
                                                        -----   -----   -----
Net income (loss)......................................  (2.4)%   9.9 % (24.9)%
                                                        =====   =====   =====

Fiscal Years Ended March 31, 1997, 1998, and 1999

  Net sales. Net sales in the year ended March 31, 1999 decreased by 49.1 percent to $84.2 million from $165.5 million for the year ended March 31, 1998. Net sales for the year ended March 31, 1997 were approximately $137.5 million. The decrease in sales was consistent across all of the Company's products. Both the OEM channel and direct fabrication end user channel were impacted by the worldwide reduction in capital spending budgets of the major semiconductor manufacturers. Net sales would have been over $6.3 million less had the Company not acquired the FluoroTrac product line and HDI during the fiscal year ended March 31, 1999.

  For the quarter ended March 31, 1999, the Company's ending backlog was greater than net sales for that quarter. Beginning in the quarter ended March 31, 1999, many semiconductor manufacturers publicly announced increases in their capital spending budgets. There is no assurance that this trend in orders will continue. Furthermore, there is no assurance that orders may not be cancelled in the future.

  The Company's international sales, including the local revenues recorded at the foreign locations were as follows (dollars in millions):

                                               Fiscal Year Ended March 31,
                                           --------------------------------------
                                              1997          1998         1999
                                           -----------  ------------  -----------
                                                 % of          % of         % of
                                             $   Sales    $    Sales    $   Sales
                                           ----- -----  ------ -----  ----- -----
Taiwan.................................... $43.5 31.6%  $ 72.5 43.8%  $27.9 33.2%
Singapore.................................   9.4  6.8     13.6  8.2     3.4  4.0
Thailand..................................   6.6  4.8      --   --      --   --
Korea.....................................   6.1  4.4      --   --      0.5  0.6
Japan.....................................   8.4  6.2     13.5  8.2     7.8  9.3
Other.....................................   --   --       --   --      0.3  0.4
                                           ----- ----   ------ ----   ----- ----
  Total Asia..............................  74.0 53.8     99.6 60.2    39.9 47.5
Europe....................................   4.6  3.4      5.7  3.4     3.7  4.5
                                           ----- ----   ------ ----   ----- ----
  Total International..................... $78.6 57.2%  $105.3 63.6%  $43.6 52.0%
                                           ===== ====   ====== ====   ===== ====

  Direct sales to international customers remain a substantial portion of the Company's sales. During fiscal year 1999, international sales as a percent of net sales decreased to 52.0 percent from 63.6 percent of net sales in fiscal year 1998. The drop in international net sales as a percent of net sales resulted in part due to the acquisition of HDI on July 31, 1998, as HDI had a lower percentage of sales than the Company. International net sales of robots, the primary product of HDI represented less than 10 percent of the $6.3 million of robot sales of the Company during fiscal year 1999. In addition, in fiscal year 1999, the Company experienced a sharp decline in its Asia foundry sales in response to the slowdown in worldwide demand for semiconductors. For example, the Company's largest customer in fiscal year 1998 reduced its purchases of the Company's products from $50.6 million to just $5.1 million (representing the Company's second largest customer) in fiscal year 1999. In fiscal year 1999, the Company's largest customer purchased $10.3 million of products. The largest customer in each year, as measured in net sales, were Asia based foundries.

  The net sales by product or service categories comprising the Company's net sales for the fiscal years ended March 31, were as follows (dollars in thousands):

                                                        Fiscal Year Ended March
                                                                  31,
                                                       -------------------------
                                                        1999     1998     1997
                                                       ------- -------- --------
   SMIF Systems....................................... $66,609 $145,702 $118,647
   SMART Traveler Systems.............................   6,227   14,533   11,145
   Robotics...........................................   6,323      --       --
   Services & other...................................   4,995    5,228    7,728
                                                       ------- -------- --------
     Total............................................ $84,154 $165,463 $137,520
                                                       ======= ======== ========

  The Company's competitors are increasingly competing on price. Certain international competitors receive various forms of government support, ranging from different forms of financial subsidies to high level diplomatic support. While the Company has been successful in maintaining market share by competing on product quality and service value, there is no assurance that the impact of the competition's actions will not have a negative effect on future sales and gross margins.

  Gross margin. The Company's gross margin was 41.3 percent in fiscal year 1997, 44.6 percent in fiscal year 1998, and 37.4 percent in fiscal year 1999. The decrease in the gross margin in fiscal year 1999 resulted because of the
49.1 percent drop in net revenues from fiscal year 1998 and the Company's inability to reduce its manufacturing overhead to compensate for the lower revenues. The Company also increased its inventory reserves by $2.3 million during the fiscal year ended March 31, 1999. In addition, significant orders were received and shipped near the end of each quarter requiring higher levels of overtime by the Company's employees. Competitive pressures continue to put pressure on gross margins in spite of continuing efforts to reduce costs through design changes and manufacturing overhead reductions process improvements. In fiscal year 1998, gross margins were benefited by record net revenues and changes in the Company's product mix. The Company's LPP line, which has a higher gross profit margin than its other products, increased from
22.2 percent of net revenues in fiscal 1997 to 48.2 percent of net revenues in fiscal 1998. Gross margins on the LPP line in fiscal 1998 improved over the gross margins in fiscal 1997 because of design improvements directed at reducing manufacturing costs. The Company expects margins to improve and return to historical levels as net revenues increase to those achieved in fiscal years 1997 and 1998. During fiscal year 1999, the Company has operated a single shift in its manufacturing operations. Given the level of net sales, it is only using about 60 percent of its manufacturing capacity during that shift. However, because of pressures on prices brought about by competition, changes in product mix, the rate of change in net sales, changes in sales activities, and customer demands for shorter lead times and the introduction of new products, the Company expects gross margins to fluctuate.

  Research and development. Research and development expenses were $8.6 million, $13.3 million and $14.7 million for the years ended March 31, 1997, 1998 and 1999, respectively, representing 6.3 percent, 8.0 percent and 17.5 percent of net sales in those respective periods. The increase in research and development expense in fiscal year 1999, resulted because of increased spending for the Company's new SMIF-300 product series, the acquisition of HDI and continuing enhancements and additions to its 200 mm product line due to the transition to 300 mm facilities by the semiconductor industry. Research and development expenses consist of salaries, project materials and other expenses related to the Company's commitment to ongoing product development efforts. The Company capitalizes certain legal cost related to its patents. The Company, to date, has not capitalized costs associated with software development because such costs incurred to date that are eligible for capitalization have not been material. The Company expects its research and development activities and related expenditures to increase in future periods.

  Selling, general and administrative. Selling, general and administrative expenses were $28.9 million or 21.0 percent of net sales, $34.1 million or
20.7 percent of net sales, and $38.2 million or 45.3 percent of net sales for the years ended March 31, 1997, 1998 and 1999, respectively. Selling and marketing expenses were $10.2 million or 7.4 percent of net sales, $12.1 million or 7.3 percent of net sales, and $13.2 million or 15.6 percent of net sales for the same periods. The growth in selling and marketing expenses in fiscal year 1998 and 1999 are the result of increasing the Company's global presence and developing new customer relationships presented by the emerging 300 mm technology. The growth in selling and marketing expenses in fiscal year 1999 resulted primarily from the acquisition of HDI and the FluoroTrac product line.

  General and administrative expenses were $18.7 million or 13.6 percent of net sales, $22.0 million or 13.3 percent of net sales, and $25.0 million or
29.7 percent of net sales for fiscal years 1997, 1998 and 1999, respectively. In fiscal year 1999, general and administrative expenses increased $3.0 million over the prior year even though net sales decreased 49.1 percent, due largely from the acquisition of HDI and the FluoroTrac product line. The Company incurred goodwill amortization related to the two acquisitions of approximately $1.7 million.

Other general and administrative expenses related to the two acquisitions added another $1.9 million in the year ended March 31, 1999. In addition, the Company incurred an additional $4.3 million of legal expenses in connection with its patent infringement lawsuit (See "Item 3--Legal Proceedings") than it incurred in the prior year. The Company believes it will incur substantially lower legal fees in connection with this lawsuit during the year ending March 31, 2000. These increases in general and administrative expenses were offset by $2.0 million of expenses charged to its warranty reserves for warranty labor in fiscal year 1999. In prior years, expenses related to warranty activities were charged to general and administrative expense. In response to the 49.1 percent reduction in net sales, the Company reduced general and administrative expense by an additional $2.9 million.

  Restructuring charge. In the year ended March 31, 1999 the Company underwent significant restructuring of its operations to reduce its cost structure in response to the 49.1 percent reduction in net sales. The Company also is in the process of restructuring activities in Japan and Europe to reposition its activities to compete more effectively. In addition, the Company is repositioning its product offerings to eliminate low margin products, or software services that have high risks of failure. The following table summarizes restructuring charges by geographic region (dollars in thousands):

                                                          Cash outlays
                                                              as of      Ending
                                                Expensed  March 31, 1999 Accrual
                                                -------- --------------- -------
Europe
  Severance....................................  $1,732      $1,050      $  682
  Facilities...................................     336         235         101
  Other........................................     437         130         307
Japan
  Severance....................................     150          75          75
  Other........................................      35         --           35
US
  Severance....................................     700         500         200
  Facilities...................................     550         300         250
  Other........................................   1,002         102         900
Non-cash                                            600         N/A         N/A
                                                 ------      ------      ------
  Total........................................  $5,542      $2,392      $2,550
                                                 ======      ======      ======

  The restructurings have resulted in terminating the employment of 110 U.S. employees and 30 international employees. Management had formal plans for each of the activities undertaken and all affected employees were notified of the actions. As of March 31, 1999, all of the employees affected have been terminated except one in Japan and eight in Europe. All of those employees were informed prior to March 31, 1999 and the Company expects to complete the termination process of these employees by July 3, 1999. Facilities impacted by these restructuring activities either have been vacated as of March 31, 1999 or will be vacated by July 3, 1999. Other costs include expenses incurred for consultants and legal services, equipment or service buy-out cost and any estimated incremental costs associated with the closure of facilities or completion of other contractual obligations.

  In-process research and development of acquired business and product line. During the year ended March 31, 1999, the Company completed its acquisition of the FluoroTrac product line and HDI. HDI was accounted for using the purchase method of accounting during the quarter ended September 30, 1998. In connection with the purchase price allocation of both FluoroTrac and HDI, the Company recorded a write-off of approximately $1.2 and $5.9 million, respectively, of in-process research and development costs in the quarters ended June 30, 1998 and September 30, 1998, respectively. The decision to write-off these costs was primarily due to the fact that the acquired in-process research and development related to the FluoroTrac product line and HDI had not yet reached technological feasibility and had no perceived alternative future uses. This technology is still being developed. Additionally, in November 1996, the Company completed the acquisition of Radiance Systems, Inc. ("RSI") which was accounted for as a purchase in the quarter ended December 31, 1998. In connection with the purchase price allocation, the Company recorded a write-off of $1.3 million of in-process research and development in the quarter ended December 31, 1996, as the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

  Other income (expense), net. Other income (expense), net includes interest income, interest expense, foreign exchange gain and loss (which has not been material), and royalty income. The primary components are interest income and royalties. In fiscal year 1997, other income (expense), net was less than 1.0 percent of net sales. In fiscal year 1998, other income (expense), net increased to 1.3 percent of net sales primarily because of the increase in interest income on the significantly higher cash position of the Company throughout the year. The improved cash and short-term investment position was the result of improved receivable collection and a private placement of 1,000,000 shares of the Company's common stock in September 1997. In fiscal year 1999, other income (expense), net was 2.7 percent of net sales. The increase as a percentage of net sales was due largely to the 49.1 percent decrease in 1999.

  Provision (benefit) for income taxes. In fiscal years 1997, 1998 and 1999 the effective tax rate was 39 percent, 36 percent and 34 percent, respectively. In fiscal year 1999, the Company experienced a net operating loss, which generated a tax benefit of approximately $10.5 million. The benefit for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates, the lack of Foreign Sales Corporation ("FSC") benefit due to net operating losses during the current year and limitations on State net operating loss carryforwards. However, the Company is anticipating the recognition of increased tax benefits, over those recognized in prior years, due to the increase in tax benefits related to tax exempt income and other available tax credits. The Company has recorded a deferred tax asset of approximately $19.1 million, of which $10.5 million relates to net operating losses and tax credits generated during the current year. The Company will be able to recognize approximately $5.0 million of the deferred tax asset immediately following the filing of carryback claims with Federal and various State taxing authorities, which will be completed in the near future. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved. In fiscal 1998, the Company was able to recognize certain tax benefits related to FSC benefit and tax exempt income. The effective rate in fiscal 1997 was impacted by the write-off of the in-process research and development expenses related to the acquisition of RSI.

  Discontinued operations. In January 1997, the Company adopted a formal plan to close Asyst Automation Inc. ("AAI") by the end of September 1997, which was accounted for in the third quarter of fiscal year 1997. In December 1997, it was determined that an additional reserve of $1.8 million (net of a tax benefit of $1.0 million) was necessary. All of the amounts reserved in connection with the closure of AAI have been used as of March 31, 1999. In September 1997, the Company entered into an asset purchase agreement with Palo Alto Technologies, Inc. ("PAT"), pursuant to which the Company sold to PAT (a related party) certain intellectual property rights and office equipment which were owned or licensed by AAI. See Note 9 of "Notes to Consolidated Financial Statements."

Selected Quarterly Financial Data

  The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended March 31, 1999. In the opinion of the Company's management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein. Significant fluctuations have occurred in the quarterly results of operations for the periods ended June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999 from those of comparable quarters in the prior year, principally due to the conditions as discussed in the preceding sections. Due to the decrease in the Company's sales volume that resulted from world-wide reductions in capital spending budgets of the major semiconductor manufacturers, the Company was unable to reach certain economies of scale needed to reduce overhead and other spending to be consistent with the rates associated with the larger sales volume that was experienced by the Company during comparable quarters in the prior fiscal year. As the Company's quarterly results have been subject to fluctuation in the past, the operating results for any quarter are not necessarily indicative of results for any future period. The first three-quarters of Asyst's fiscal year end on a Saturday, and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this Form 10-K. (dollars in thousands, except for share and share amounts)

                                Fiscal Quarter Ended               Fiscal Quarter Ended
                          ---------------------------------- ----------------------------------
                                             Dec.     Mar.    Jun.              Dec.     Mar.
                          Jun. 30, Sep. 30,   31,      31,     30,   Sep. 30,    31,      31,
                            1997     1997    1997     1998    1998     1998     1998     1999
                          -------- -------- -------  ------- ------- --------  -------  -------
Net sales...............  $37,686  $40,312  $42,310  $45,155 $34,073 $ 15,963  $16,871  $17,247
Cost of sales...........   21,314   22,588   23,374   24,461  17,603   13,086   10,387   11,613
                          -------  -------  -------  ------- ------- --------  -------  -------
 Gross profit...........   16,372   17,724   18,936   20,694  16,470    2,877    6,484    5,634
Operating Expenses:
 Research and
  development...........    2,744    3,294    3,350    3,902   3,779    3,613    3,575    3,721
 Selling, general and
  administrative........    8,710    8,344    8,541    8,503   9,579   11,402    9,457    7,726
 In-process research and
  development of
  acquired business.....      --       --       --       --    1,200    5,900      --       --
Restructuring expenses..      --       --       --       --      --     2,922      --     2,620
                          -------  -------  -------  ------- ------- --------  -------  -------
 Total operating
  expenses..............   11,454   11,638   11,891   12,405  14,558   23,837   13,032   14,067
                          -------  -------  -------  ------- ------- --------  -------  -------
 Operating (loss)
  income................    4,918    6,086    7,045    8,289   1,912  (20,960)  (6,548)  (8,433)
Other income (expense),
 net....................      297      698    1,095       67     551      935      542      215
                          -------  -------  -------  ------- ------- --------  -------  -------
Income (loss) from
 continuing operations
 before provision for
 income taxes...........    5,215    6,784    8,140    8,356   2,463  (20,025)  (6,006)  (8,218)
Provision (benefit) for
 income taxes...........    1,878    2,442    2,930    3,008     887   (6,858)  (2,042)  (2,794)
                          -------  -------  -------  ------- ------- --------  -------  -------
Income (loss) from
 continuing operations..    3,337    4,342    5,210    5,348   1,576  (13,167)  (3,964)  (5,424)
                          -------  -------  -------  ------- ------- --------  -------  -------
Loss from operations of
 Asyst Automation, Inc.,
 net of applicable
 income taxes...........      --       --       --       --      --       --       --       --
Loss on closure of Asyst
 Automation, Inc., net
 of applicable income
 taxes..................      --       --    (1,840)     --      --       --       --       --
                          -------  -------  -------  ------- ------- --------  -------  -------
Net income (loss).......  $ 3,337  $ 4,342  $ 3,370  $ 5,348 $ 1,576 $(13,167) $(3,964) $(5,424)
                          =======  =======  =======  ======= ======= ========  =======  =======
Basic Earnings Per
 Share:
 Income per share from
  continuing operations.  $  0.31  $  0.40  $  0.44  $  0.44 $  0.13 $  (1.13) $ (0.35) $ (0.47)
                          =======  =======  =======  ======= ======= ========  =======  =======
 Net income (loss) per
  share.................  $  0.31  $  0.40  $  0.28  $  0.44 $  0.13 $  (1.13) $ (0.35) $ (0.47)
                          =======  =======  =======  ======= ======= ========  =======  =======
 Shares used in per
  share calculation.....   10,662   10,801   11,925   12,047  12,078   11,656   11,365   11,512
                          =======  =======  =======  ======= ======= ========  =======  =======
Diluted Earnings Per
 Share:
 Income per share from
  continuing operations.  $  0.30  $  0.37  $  0.41  $  0.42 $  0.12 $  (1.13) $ (0.35) $ (0.47)
                          =======  =======  =======  ======= ======= ========  =======  =======
 Net income (loss) per
  share.................  $  0.30  $  0.37  $  0.26  $  0.42 $  0.12 $  (1.13) $ (0.35) $ (0.47)
                          =======  =======  =======  ======= ======= ========  =======  =======
Shares used in per share
 calculation............   11,066   11,728   12,853   12,759  12,634   11,656   11,365   11,512
                          =======  =======  =======  ======= ======= ========  =======  =======

New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the effect SFAS No. 133 will have on its financial position, results of operations or cash flows.

Liquidity and Capital Resources

  Since its inception, the Company has funded its operations primarily through the sale of equity securities and public stock offerings in fiscal years 1994, 1996 and 1998, customer pre-payments, bank borrowings and cash generated from operations. The Company recorded net proceeds of $9.2 million in its initial public offering in September 1993. In February 1995, the Company raised an additional $34.4 million in net proceeds from a secondary public offering. On September 30, 1997, the Company completed a private placement of 1.0 million shares of its common stock, generating net proceeds to the Company of $42.9 million. As of March 31, 1999, the Company had approximately $6.1 million in cash and cash equivalents, $29.4 million in short-term investments and working capital of approximately $73.3 million. In June 1998, the Board of Directors of the Company authorized a stock repurchase program to repurchase up to 2,000,000 shares of the Company's common stock. As of March 31, 1999, the Company had repurchased 865,800 shares of common stock at an aggregate cost of approximately $11.5 million. In May 1999, the Company announced it had cancelled the repurchase program and completed a private placement of 625,000 shares of its Common Stock to eight institutional investors. The private placement, was priced at $18.00 per share, for aggregate proceeds to the Company of approximately $11.3 million. The purpose of the private placement was to untaint shares of Common Stock to obtain pooling of interests accounting treatment for the acquisition of PST. During the second, third and fourth quarters of fiscal 1999, the Company issued 3,137 shares of common stock in connection with its employee stock programs. The proceeds will be used for general corporate purposes.

  During fiscal year 1999, the Company used $2.8 million in cash to acquire the net assets of the FluoroTrac product line and used $12.4 million in cash in connection with the acquisition of HDI. In addition, the Company used $12.5 of cash to pay the debt assumed as part of the HDI acquisition. The Company also used $4.9 million to modify its facilities and purchase new equipment and furniture used in its operations. The Company sold $41.1 million of its short-term investments to fund its cash requirements.

  Although the Company cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on the Company's net sales or results of operations. The functional currency of the Company is the U.S. dollar. To date, the impact of currency translation gains or losses has not been material to the Company's sales or results of operations.

  The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash and cash equivalents, short-term investments, cash generated from operations and existing sources of working capital will be adequate to finance its operations through the fourth quarter of fiscal year 2000.

  Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio consists of short-term fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. As stated in its policy, the Company ensures the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates.

  The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 1999. All investments mature, by policy, in twelve months or less (dollars in thousands).

                                                                       Average
                                                              Carrying Interest
                                                               Amount    Rate
                                                              -------- --------
   CASH EQUIVALENTS:
     U.S. corporate securities............................... $   --      -- %
                                                              -------    ----
       Total Cash Equivalents................................     --      -- %
                                                              -------    ----
   SHORT-TERM INVESTMENTS:
     U.S. corporate debt securities.......................... $16,600    3.70%
     Debt securities issued by States of the Unites States
      and
      political subdivisions of the States...................  12,780    3.58%
     Foreign securities......................................     --      -- %
                                                              -------    ----
       Total Cash Equivalents................................  29,380    3.65%
                                                              -------    ----
       Total Cash Equivalents................................ $29,380    3.65%
                                                              =======    ====

  Foreign Currency Exchange Risk. The Company is engaged in international operations and transacts business in various foreign countries. The primary foreign currency cash flows are located in Europe, Japan, Singapore and Taiwan. Although the Company and its subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, therefore reducing the foreign currency risk factor. Currently, the Company does not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. There can be no assurance that foreign currency risk will not be a material impact on the financial position, results of operations or cash flow of the Company in the future.

Year 2000 Compliance Initiative

  What is commonly referred to as the Year 2000 ("Y2K") issue arises because many computer systems use only two digits to represent the year portion of a date. As a result, these systems may fail to properly calculate dates and date-related computations at, around or after January 1, 2000, resulting in erroneous results or system failures.

  In conjunction with third-party expert consultants, the Company launched a comprehensive program to assess and address its potential exposures. The program is substantially complete with the exception of PST as noted below.

  With respect to its internal business systems, the Company is working with the third-party vendors of such systems to ensure Year 2000 compliance either exists today or will be achieved via vendor supplied upgrade in a timely manner. The Company's principal enterprise resource planning system has been certified Year 2000 compliant by its manufacturer and has passed in-house compliance testing. The Company believes that except for a systematic failure outside its control, such as a prolonged loss of electrical power or telephone service, Year 2000 problems of these third parties will not have a material impact on operations.

  The Company's products have been, and continue to be, evaluated for Year 2000 compliance. Many have been found to be compliant today and others have been found to require modest modification to be compliant. Programs are in place and are being further developed to complete such modifications, for both future shipments and in the customer installed base.

  Also being assessed is the potential impact to the Company of non-compliance by suppliers, subcontractors, business partners and customers. As part of that assessment, the Company has requested, in writing, assurances from these third parties that they are Year 2000 compliant. Some of these third parties have indicated that they are Year 2000 compliant. Others are still in the process of their own compliance reviews. If the Company identifies that a third party has a material Year 2000 compliance issue, it will work with the third party to resolve the issue or identify another supplier or service provider that is Year 2000 compliant.

  With the acquisition of PST on June 2, 1999, additional products and systems must be integrated to the Company's Year 2000 Compliance Program. These efforts are expected to be completed in a timely manner.

  The Company's total incremental cost of assessing and remediating its systems and product Y2K issues is estimated to be between $500,000 and $1 million. Approximately $200,000 has been expended as of March 31, 1999, with between $200,000 and $350,000 in capital expenditures planned for the first nine months of fiscal year 2000.

  While the Company is engaged in an ongoing Year 2000 assessment, it has not developed any contingency plans at this time. The completion of the ongoing assessment will include a determination of the need for, and nature and extent of any contingency plans.

ITEM 7A--Quantitative and Qualitative Disclosures Regarding Market Risks

  The information required by Item 7A is incorporated by reference from the section entitled "Disclosures About Market Risks" found above, under Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 8--Financial Statements and Supplementary Data

  The Company's Financial Statements and notes thereto and Financial Statement Schedules appear on pages 34-52 of this Form 10-K.

ITEM 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10--Directors and Executive Officers of the Registrant

  The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("1999 Proxy Statement").

ITEM 11--Executive Compensation

  The information required under this item is hereby incorporated by reference from the Company's 1999 Proxy Statement.

ITEM 12--Security Ownership of Certain Beneficial Owners and Management

  The information required under this item is hereby incorporated by reference from the Company's 1999 Proxy Statement.

ITEM 13--Certain Relationships and Related Transactions

  The information required under this item is hereby incorporated by reference from the Company's 1999 Proxy Statement.

                                    PART IV

ITEM 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  (1) Index to Financial Statements

    The Financial Statements required by this item are submitted in a separate section beginning on page 32 of this report.

                                                                            Page
                                                                            ----
     Report of Independent Public Accountants..............................  31
     Consolidated Balance Sheets...........................................  32
     Consolidated Statements of Operations.................................  33
     Consolidated Statements of Shareholders' Equity.......................  34
     Consolidated Statements of Cash Flows.................................  35
     Notes to Consolidated Financial Statements............................  36

       (2) Schedule II Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

       (3) Exhibits.

       Exhibit
       Number                        Description of Document
     -----------                     -----------------------
      2.1 (iv)   Stock Purchase Agreement among the Company, Hine Design
                 Incorporated and the Shareholders of Hine Design Incorporated,
                 dated July 2, 1998.
      2.2 (vi)   Agreement and Plan of Merger and Reorganization among the
                 Company, PSTI Merger Sub Acquisition Corp., Progressive System
                 Technologies, Inc., Advent International Investor II,
                 Envirotech Fund I and Global Private Equity II, dated as of
                 June 2, 1999.
      3.1 (i)    Amended and Restated Articles of Incorporation of the Company.
      3.2 (i)    Bylaws of the Company
      4.1 (iii)  Common Stock Purchase Agreement, dated September 25, 1997.
      4.2 (v)    Rights Agreement among the Company and Bank of Boston, N. A., as Rights Agents, dated June 25, 1995.
      4.3 (vi)   Common Stock Purchase Agreement, dated as of May 26, 1999
     10.1 (i)    Form of Indemnity Agreement entered into between the Company and its directors and officers.
     10.2 (i)(x) Company's 1993 Stock Option Plan and related form of stock option agreement.
     10.3 (i)(x) Company's 1993 Employee Stock Purchase Plan and related offering document.
     10.4 (i)(x) Company's 1993 Non-Employee Directors' Stock Option Plan and
                 related offering document.
     10.5 (i)    Manufacturing License Agreement between the Company and Tokyo
                 Electron Limited, dated January 10, 1993.
     10.6 (i)    Distributor Agreement between the Company and Tokyo Electron
                 Limited, dated January 10, 1993.
     10.7 (i)    Operating Agreement between the Company and M&W, dated
                 November 7, 1990.
     10.8 (i)    Hewlett-Packard SMIF License Agreement dated June 6, 1984.
     10.9 (viii) Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
     10.10(viii) Sublease Agreement between the Company and the Kato Road
                 Partners dated February 16, 1995.
     10.11(vii)  Asset Purchase Agreement between Palo Alto Technologies, Inc., the Company and Asyst Automation, Inc., dated September 30,
                 1997.

       Exhibit
        Number                       Description of Document
     ------------                    -----------------------
     10.12(ix)(x) Loan Agreement A and Promissory Note Secured by Deed of Trust
                  between the Company and Terry Moshier, all dated August 1,
                  1997.
     10.13(ix)(x) Loan Agreement B, Promissory Note, and Loan Pledge Agreement
                  between the Company and Terry Moshier, all dated August 1,
                  1997.
     10.14(x)     Secured Promissory Note between the Company and Dennis
                  Riccio, dated November 16, 1998.
     10.15(x)     Secured Promissory Note between the Company and Dennis
                  Riccio, dated February 1, 1999.
     21.1 (ii)    Subsidiaries of the Company.
     23.1         Consent of Arthur Andersen LLP.
     27           Financial Data Schedule (Exhibit 27 is submitted as an
                  exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange
                  Commission.).

  (b) The Company filed no reports on Form 8-K with the Securities Exchange Commission during the quarter ended March 31, 1999.

  (c)  See Exhibits listed under Item 14 (a)(3)

  (d) The Financial Statement schedules required by this item are listed under Item 14 (a)(2).
--------
(i) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66184), as amended.
(ii) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-88246).
(iii) Incorporated by reference to the Company's 8-K filed with the Securities Exchange Commission on October 10, 1997.
(iv) Incorporated by reference to the Company's 8-K filed with the Securities Exchange Commission on August 14, 1998.
(v) Incorporated by reference to the Company's 8-K filed with the Securities Exchange Commission on June 29, 1998.
(vi) Incorporated by reference to the Company's 8-K filed with the Securities Exchange Commission on June 18, 1999.
(vii) Incorporated by reference to the Company's 10-Q; quarter ended September 30, 1997 (Confidential treatment granted).
(viii) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
(ix) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
(x)    Management contract/compensation plan, contract or arrangement.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Asyst Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of Asyst Technologies, Inc. (a California corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
May 7, 1999 (except for the matter
discussed in Note 15, as to which
the date is June 2, 1999)

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                     ASSETS

                                                                March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
CURRENT ASSETS:
  Cash and cash equivalents................................ $  6,116  $ 12,288
  Short-term investments...................................   29,380    70,487
  Accounts receivable, net of allowances for doubtful
   accounts of $1,496
   and $1,100 in 1999 and 1998, respectively...............   13,875    26,534
  Inventories..............................................   17,341    18,851
  Deferred tax asset.......................................   19,142     7,697
  Prepaid expenses and other...............................    3,412     4,241
  Net current assets of discontinued operations............      --      1,438
                                                            --------  --------
    Total current assets...................................   89,266   141,536
                                                            --------  --------
PROPERTY AND EQUIPMENT:
  Leasehold improvements...................................    4,592     4,039
  Machinery and equipment..................................   11,074     5,842
  Office equipment, furniture and fixtures.................   12,472    11,265
                                                            --------  --------
                                                              28,138    21,146
  Less--Accumulated depreciation and amortization..........  (16,490)  (10,013)
                                                            --------  --------
                                                              11,648    11,133
OTHER ASSETS, net of accumulated amortization of
 $4,021 and $1,414 in 1999 and 1998, respectively..........   18,852     1,802
                                                            --------  --------
                                                            $119,766  $154,471
                                                            ========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.......................................... $  4,403  $  8,671
  Accrued liabilities and other.............................    9,079    13,124
  Customer deposits.........................................    1,806     1,267
  Income taxes payable......................................      676       606
                                                             --------  --------
    Total current liabilities...............................   15,964    23,668
                                                             --------  --------
COMMITMENTS AND CONTINGENCIES (See Note 6 and 14):
SHAREHOLDERS' EQUITY:
  Preferred Stock, no par value
    Authorized shares--4,000,000
    Outstanding shares--none................................      --        --
  Common Stock, no par value
    Authorized shares--20,000,000
    Outstanding shares--11,528,864 and 12,064,767 shares in
     1999
     and 1998, respectively.................................  111,927   116,347
  Retained earnings (deficit)...............................   (8,125)   14,456
                                                             --------  --------
    Total shareholders' equity..............................  103,802   130,803
                                                             --------  --------
                                                             $119,766  $154,471
                                                             ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)

                                                   Fiscal Year Ended March
                                                             31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
NET SALES........................................ $ 84,154  $165,463  $137,520
COST OF SALES....................................   52,689    91,737    80,732
                                                  --------  --------  --------
  Gross profit...................................   31,465    73,726    56,788
                                                  --------  --------  --------
OPERATING EXPENSES:
  Research and development.......................   14,688    13,290     8,629
  Selling, general and administrative............   38,164    34,098    28,914
  In-process research and development of acquired
   business......................................    7,100       --      1,335
  Restructuring..................................    5,542       --        --
                                                  --------  --------  --------
    Total operating expenses.....................   65,494    47,388    38,878
                                                  --------  --------  --------
    Operating income (loss)......................  (34,029)   26,338    17,910
                                                  --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest income................................    2,261     1,391       810
  Other income (expense).........................      (18)      766      (139)
                                                  --------  --------  --------
    Other income (expense), net..................    2,243     2,157       671
                                                  --------  --------  --------
    Income (loss) from continuing operations
     before provision (benefit) for income taxes
     ............................................  (31,786)   28,495    18,581
PROVISION (BENEFIT) FOR INCOME TAXES.............  (10,807)   10,258     7,173
                                                  --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........  (20,979)   18,237    11,408
DISCONTINUED OPERATIONS:
  Loss from operations of Asyst Automation, Inc.,
   Net of applicable income taxes................      --        --     (6,092)
  Loss on closure of Asyst Automation, Inc., Net
   of applicable income taxes....................      --     (1,840)   (8,573)
                                                  --------  --------  --------
NET INCOME (LOSS)................................ $(20,979) $ 16,397  $ (3,257)
                                                  ========  ========  ========
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) per share from continuing
   operations.................................... $  (1.80) $   1.61  $   1.11
                                                  ========  ========  ========
  Net income (loss) per share.................... $  (1.80) $   1.44  $  (0.32)
                                                  ========  ========  ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) per share from continuing
   operations.................................... $  (1.80) $   1.51  $   1.09
                                                  ========  ========  ========
  Net income (loss) per share.................... $  (1.80) $   1.36  $  (0.31)
                                                  ========  ========  ========
SHARES USED IN THE PER SHARE CALCULATION:
  Basic earnings (loss) per share................   11,653    11,359    10,287
                                                  ========  ========  ========
  Diluted earnings (loss) per share..............   11,653    12,101    10,512
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts)

                                                 Repurchased
                             Common Stock          Shares         Retained       Total
                          ------------------- ------------------  Earnings   Shareholders'
                            Shares    Amount   Shares    Amount   (Deficit)     Equity
                          ---------- -------- --------  --------  ---------  -------------
BALANCE, MARCH 31, 1996.  10,022,346 $ 62,774      --   $    --   $  1,316     $ 64,090
  Common stock used for
   exercise of stock
   options..............     224,920    1,149      --        --        --         1,149
  Stock issued for
   acquisition..........     259,480    2,235      --        --        --         2,235
  Employee stock
   purchase plan........      88,500      640      --        --        --           640
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --       147      --        --        --           147
  Net loss..............         --       --       --        --     (3,257)      (3,257)
                          ---------- -------- --------  --------  --------     --------
BALANCE, MARCH 31, 1997.  10,595,246   66,945      --        --     (1,941)      65,004
  Common stock used for
   exercise of stock
   options..............     385,841    3,313      --        --        --         3,313
  Common stock used for
   private Placement....   1,000,000   42,920      --        --        --        42,920
  Employee stock
   purchase plan........      83,680      928      --        --        --           928
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --     2,241      --        --        --         2,241
  Net income............         --       --       --        --     16,397       16,397
                          ---------- -------- --------  --------  --------     --------
BALANCE, MARCH 31, 1998.  12,064,767  116,347      --        --     14,456      130,803
  Repurchased common
   stock................         --       --  (865,800)  (11,472)      --       (11,472)
  Common stock used for
   exercise of stock
   options..............      25,685      178  184,817     2,450    (1,499)       1,129
  Stock options issued
   in acquisition.......         --     1,900      --        --        --         1,900
  Employee stock
   purchase plan........      67,523      725   51,872       687      (103)       1,309
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --     1,112      --        --        --         1,112
  Net loss..............         --       --       --        --    (20,979)     (20,979)
                          ---------- -------- --------  --------  --------     --------
BALANCE, MARCH 31, 1999.  12,157,975 $120,262 (629,111) $ (8,335) $ (8,125)    $103,802
                          ========== ======== ========  ========  ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                 Fiscal Year Ended March 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................. $ (20,979) $  16,397  $ (3,257)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used by) operating
   activities--
    Loss from operations of discontinued
     operations.................................       --         --      6,092
    Loss on closure of discontinued operations..       --       1,840     8,573
    Changes in net current assets of
     discontinued operations....................     1,438       (529)   (8,178)
    Depreciation and amortization expense.......     7,169      4,680     2,641
    Change in provision for doubtful accounts...      (320)     1,955      (300)
    Non-cash restructuring expense..............       784        --        --
    Write-down of inventories...................     1,837        --        --
    Tax benefit associated with employee stock
     option plans...............................     1,112      2,241       147
    Purchased in-process research and
     development................................     7,100        --      1,335
  Changes in assets and liabilities, net of
   acquisition of FluoroTrac(R) product line and
   Hine Design Incorporated:
    Accounts receivable.........................    14,344      3,566    (4,711)
    Inventories.................................     3,415      2,962       (74)
    Deferred tax asset..........................   (11,445)     3,902    (6,051)
    Prepaid expenses and other..................       167     (3,214)    1,317
    Other assets, net...........................      (551)       (10)     (546)
    Accounts payable............................    (5,148)    (4,721)    4,165
    Accrued liabilities and other...............    (5,129)     2,919     4,932
    Customer deposits...........................       539     (1,701)   (5,970)
    Income taxes payable........................        70     (1,904)     (685)
                                                 ---------  ---------  --------
      Net cash provided by (used by) operating
       activities...............................    (5,597)    28,383      (570)
                                                 ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments...........   (38,680)  (326,737)   (7,000)
  Sale of short-term investments................    79,787    257,250     8,005
  Purchase of property and equipment, net.......    (4,942)    (4,790)   (3,217)
  Cash used in the acquisition of the FluoroTrac
   product line.................................    (2,794)       --        --
  Cash used in the acquisition of Hine Design
   Incorporated.................................   (12,433)       --        --
                                                 ---------  ---------  --------
      Net cash provided by (used by) investing
       activities...............................    20,938    (74,277)   (2,212)
                                                 ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash used in the reduction of debt assumed in
   the acquisition of Hine Design Incorporated..   (12,479)       --        --
  Issuance of common stock......................     2,438     47,161     1,789
  Cash used to repurchase common stock..........   (11,472)       --        --
                                                 ---------  ---------  --------
      Net cash provided by (used by) financing
       activities...............................   (21,513)    47,161     1,789
                                                 ---------  ---------  --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................    (6,172)     1,267      (993)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....    12,288     11,021    12,014
                                                 ---------  ---------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR.......... $   6,116  $  12,288  $ 11,021
                                                 =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

  Asyst Technologies, Inc. (the "Company") was incorporated in California on May 31, 1984, for the purpose of designing, developing, manufacturing and marketing minienvironment systems utilized primarily in clean rooms for semiconductor manufacturing. These systems are designed to reduce contamination of in-process wafers by isolating processing equipment and wafers in ultra clean minienvironments within a cleanroom production facility.

  In July 1998, the Company acquired 100 percent of the common stock of Hine Design Incorporated ("HDI"), a Delaware Corporation in a transaction accounted for using the purchase method of accounting. HDI manufactures robots used primarily in tools supplied by original equipment manufacturers ("OEMs") to semiconductor manufacturers. (See Note 12).

  In January 1997, the Company adopted a formal plan to discontinue the operations of its subsidiary, Asyst Automation, Inc. ("AAI"), which manufactured interbay automation products that automate the transport, storage and handling of individual silicon wafers and other wafer containers during the semiconductor manufacturing process. The consolidated statements and the related notes to the consolidated financial statements and supplemental data have been adjusted and restated to reflect the results of operations and net assets of AAI as discontinued operations in the quarter ended December 31, 1996 (See Note 9).

  Asyst Software, Inc. ("ASI") was incorporated in the state of Delaware in January 1996. The Company develops software integration solutions to tie OEM tools to the manufacturing facilities operating system and to automate material control throughout a semiconductor fabrication facility. In November 1996, the Company through its subsidiary, ASI, acquired Radiance Systems, Inc. ("RSI") (See Note 10). In September 1998, through a plan to restructure its operations (See Note 4), the Company consolidated the activities related to its software business.

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

 Short-term Investments

  As of March 31, 1999 and 1998, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses, net of taxes reported, which have not been material to date, as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 1999. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

  Short-term investments by security type are as follows (dollars in thousands):

                                                                  March 31,
                                                               ---------------
                                                                1999    1998
                                                               ------- -------
   Debt securities issued by States of the United States and
    political subdivisions of the States...................... $12,780 $50,487
   U.S. Corporate debt securities.............................  16,600  20,000
                                                               ------- -------
     Total.................................................... $29,380 $70,487
                                                               ======= =======

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories of continuing operations consisted of the following (dollars in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
   Raw materials............................................... $15,017 $15,019
   Work-in-process and finished goods..........................   2,324   3,832
                                                                ------- -------
                                                                $17,341 $18,851
                                                                ======= =======

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or over the lease term if it is shorter for leasehold improvements) which range from two to five years.

 Software Development Costs

  The Company capitalizes eligible software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For fiscal years 1999, 1998 and 1997, costs which were eligible for capitalization, after consideration of factors such as realizable value, were insignificant and, thus, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of operations.

 Accrued Liabilities and other

  Accrued liabilities and other consisted of the following (dollars in thousands):

                                                                   March 31,
                                                                 --------------
                                                                  1999   1998
                                                                 ------ -------
   Accrued warranty costs....................................... $1,589 $ 3,892
   Accrued payroll and payroll related costs....................  3,433   4,997
   Accrued restructuring costs (See Note 4).....................  2,550     --
   Other accrued liabilities....................................  1,507   4,235
                                                                 ------ -------
                                                                 $9,079 $13,124
                                                                 ====== =======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

 Revenue Recognition

  The Company recognizes revenues from standard products and custom enclosures at the time of shipment to the customer assuming no significant obligations remain. The Company records reserves for anticipated product returns, installation costs and warranty costs at the time of shipment based on historical and anticipated rates of return and cost, as appropriate. The Company generally sells products on net 30-day payment terms. Prepayments are sometimes required on orders that involve significant engineering. As of March 31, 1999 and 1998, the Company has received prepayments of approximately $1.8 million and $1.3 million, respectively, which is reflected as customer deposits in the accompanying consolidated balance sheet.

  The Company accounts for software revenue in accordance with the American Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Revenues for integration software work are recognized on a percentage of completion. Software license revenue is recognized when the software ships; payment is due within one year; collectibility is probable and there are no significant obligations remaining.

 Comprehensive Income

  In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1999, requires companies to report a new measure of income (loss). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company has not had any such transactions or events during the periods and therefore comprehensive income (loss) is the same as the net income (loss) reported in the consolidated financial statements.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash investments and accounts receivable. The Company has a cash investment policy that limits cash investments to short-term, low risk investments. As of March 31, 1999 and 1998, approximately 66 percent and 62 percent, respectively, of accounts receivable, net, were concentrated with ten customers. In addition, as of March 31, 1999 and 1998, approximately 71 percent and 48 percent, respectively, of accounts receivable, net, respectively were due from customers located in Japan, Singapore, Taiwan and the United Kingdom. As of March 31, 1999, approximately 15 and 11 percent of the total accounts receivable, net, were due from two customers located in Taiwan. As of March 31, 1998, approximately 20 percent of the total accounts receivable, net, was due from a single customer in Taiwan. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

 Common Stock Split

  On July 21, 1997, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend. The stock dividend was paid on August 22, 1997 to the holders of record on August 1, 1997. All share and per share data, including common stock equivalents, have been adjusted to give effect to the split.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

 Patents

  The Company capitalizes the direct costs associated with obtaining patents. The costs, which are included in other assets, net in the accompanying consolidated balance sheets, are being amortized using the straight-line method over the expected useful lives of the patents of 10 years. Accumulated amortization was approximately $0.7 million and $0.6 million as of March 31, 1999 and 1998, respectively.

 Foreign Currency Translation

  The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation and foreign exchange gains and losses, which have not been material, are reflected in other income (expense) in the accompanying consolidated statements of operations.

 Intangible Assets

  The realizability of intangible assets (See Note 10, 11 and 12), which are included in other assets, net, in the accompanying consolidated balance sheet, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. The analyses involve a significant level of management judgment in order to evaluate the ability of the Company to perform within projections. During the year ended March 31, 1999, the Company determined that an impairment loss had occurred related to the intangibles associated with the acquisition of RSI (See Note 10).

 New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the effect SFAS No. 133 will have on its financial position, results of operations or cash flows.

 Earnings Per Share

  Earnings per share has been reported based upon SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, using the treasury stock method. For the year ended March 31, 1999, the number of shares used in the computation of diluted earnings (loss) per share was the same as those used for the computation of basic earnings (loss) per share due to potentially dilutive securities of 688,750 being not included in the computation of diluted earnings (loss) per common share because to do so would reduce the loss per share.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The Company adopted SFAS No. 128 as of December 31, 1997 and restated all prior periods. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are as follows (dollars in thousands, except per share amounts):

                                             Income        Shares     Per Share
                                           (Numerator)  (Denominator)  Amount
                                           -----------  ------------- ---------
FOR YEAR ENDED MARCH 31, 1997
  Basic Earnings Per Share:
    Income from continuing operations
     available to common shareholders..... $   11,408      10,287      $  1.11
                                                                       =======
    Common shares issuable upon exercise
     of stock options using treasury
     method...............................        --        225
                                           ----------      ------
  Diluted Earnings Per Share:
    Income from continuing operations
     available to common shareholders plus
     assumed conversions.................. $   11,408      10,512      $  1.09
                                           ==========      ======      =======
FOR YEAR ENDED MARCH 31, 1998
  Basic Earnings Per Share:
    Income from continuing operations
     available to common shareholders..... $   18,237      11,359      $  1.61
                                                                       =======
    Common shares issuable upon exercise
     of stock options using treasury
     method...............................        --          742
                                                           ------
  Diluted Earnings Per Share:
    Income from continuing operations
     available to common shareholders plus
     assumed conversions.................. $   18,237      12,101      $  1.51
                                           ==========      ======      =======
FOR YEAR ENDED MARCH 31, 1999
  Basic Earnings (loss) Per Share:
    Loss from continuing operations
     available to common shareholders..... $  (20,979)     11,653      $ (1.80)
                                                                       =======
    Common shares issuable upon exercise
     of stock options using Treasury
     method...............................        --          --
                                           ----------      ------
  Diluted Earnings (loss) Per Share:
    Loss from continuing operations
     available to common shareholders plus
     assumed conversions.................. $ (20,979)      11,653      $ (1.80)
                                           ==========      ======      =======

 Reclassifications

  Prior years' amounts have been reclassified where necessary to conform with the fiscal 1999 presentation.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

3. SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURES:

  Cash paid for interest and domestic and foreign income taxes was as follows (dollars in thousands):

                                                            Fiscal Year Ended March 31,
                                                            ---------------------------
                                                             1999     1998      1997
                                                            ----------------- ---------
     Interest.............................................  $    47 $      51 $      42
     Income taxes.........................................  $   532 $   5,031 $   3,153
   Non-cash operating activities (dollars in thousands):
     Reduction of accounts receivable, net in exchange for
      return of inventories...............................  $   --  $   3,204 $     --

4. RESTRUCTURING CHARGE:

  In the year ended March 31, 1999 the Company underwent significant restructuring of its operations to reduce its costs structure in response to the 49.1 percent in reduction in net sales. The Company also is in the process of restructuring activities in Japan and Europe to reposition its activities to compete more effectively. In addition, the Company is repositioning its product offerings to eliminate low margin products, or software services that have high risks of failure. The following table summarizes restructuring charges by geographic region (dollars in thousands):

                                                           Cash outlays
                                                              as of      Ending
                                                 Expensed March 31, 1999 Accrual
                                                 -------- -------------- -------
   Europe
     Severance.................................. $ 1,732     $ 1,050     $   682
     Facilities.................................     336         235         101
     Other......................................     437         130         307
   Japan
     Severance..................................     150          75          75
     Other......................................      35         --           35
   US
     Severance..................................     700         500         200
     Facilities.................................     550         300         250
     Other......................................   1,002         102         900
   Non-cash.....................................     600         N/A         N/A
                                                 -------     -------     -------
     Total...................................... $ 5,542     $ 2,392     $ 2,550
                                                 =======     =======     =======

  The restructurings have resulted in terminating the employment of 110 U.S. employees and 30 international employees. Management had formal plans for each of the activities undertaken and all affected employees were notified of the actions. As of March 31, 1999, all of the employees affected have been terminated except one in Japan and eight in Europe. All of those employees were informed prior to March 31, 1999 and the Company expects to complete the termination process of these employees by July 3, 1999. Facilities impacted by these restructuring activities either have been vacated as of March 31, 1999 or will be vacated by July 3, 1999. Other costs include expenses incurred for consultants and legal services, equipment or service buy-out cost and any estimated incremental costs associated with the closure of facilities or completion of other contractual obligations.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

5. COMMON STOCK:

  As of March 31, 1999, the following shares of common stock were reserved for issuance:

     Employee Stock Option Plans.....................................  3,598,597
     Non-employee Director's Stock Option Plan.......................    244,374
     Employee Stock Purchase Plan....................................    250,553
                                                                       ---------
                                                                       4,093,524
                                                                       =========

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

 Stock Repurchase Program

  In June 1998, the Board of Directors of the Company, authorized a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be repurchased by the Company, from time-to-time at market prices, and as market and business conditions warrant, in the open market, or in negotiated transactions, using existing cash. The Company will utilize a portion of the reacquired shares for common stock required by the Employee Stock Option and Employee Stock Purchase Plan activity. The Company will use the first-in, first-out method and the excess of repurchase cost over reissuance price, if any, is treated as a reduction of retained earnings. As of March 31, 1999, the Company had repurchased 865,800 shares of common stock at an aggregate cost of approximately $11.5 million.

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

  Activity in the Company's stock option plans is summarized as follows (prices are weighted average prices):

                                     Fiscal Year Ended March 31,
                          ------------------------------------------------------
                                1999               1998              1997
                          -----------------  ----------------- -----------------
                           Shares    Price    Shares    Price   Shares    Price
                          ---------  ------  ---------  ------ ---------  ------
Options outstanding,
 beginning of year......  1,791,273  $13.96  1,648,220  $11.87 1,433,994  $11.58
Granted.................  1,930,128    9.87  1,119,745   16.11   790,152   10.37
Exercised...............   (210,502)  (5.53)  (385,841)   8.59  (224,920)   5.09
Canceled................   (148,056) (14.98)  (590,851)  15.72  (351,006)  11.78
                          ---------  ------  ---------  ------ ---------  ------
Options outstanding, end
 of year................  3,362,843  $12.10  1,791,273  $13.96 1,648,220  $11.84
                          =========  ======  =========  ====== =========  ======
Exercisable, end of
 year...................  1,492,949  $12.59    554,456  $11.05   472,742  $11.04
                          =========  ======  =========  ====== =========  ======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The following table summarizes the stock options as of March 31, 1999 (prices and contractual life are weighted averages):

                           Options Outstanding        Exercisable Options
                     -------------------------------- --------------------
                                  Remaining
   Actual Range of     Number    Contractual Exercise   Number    Exercise
   Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ---------------   ----------- ----------- -------- ----------- --------
   $   .25 -$  .25        7,000     8.37      $  .25       6,333   $  .25
       .84 -   .84       23,547     9.33         .84       9,680      .84
      1.67 -  2.09       27,258     9.33        2.05      20,815     2.03
      4.50 -  6.27      160,001     5.99        6.14     153,458     6.14
      6.88 - 10.25    1,522,180     8.57        8.17     406,780     9.10
     10.84 - 15.00    1,155,332     8.47       13.14     693,343    13.27
     16.38 - 24.31      287,543     7.93       21.18     158,222    21.33
     24.88 - 38.75      179,982     8.67       32.84      44,318    34.21
   ---------------    ---------     ----      ------   ---------   ------
   $   .25 -$38.75    3,362,843     8.37      $12.10   1,492,949   $12.59
   ===============    =========     ====      ======   =========   ======

  The Company accounts for these plans under APB Opinion No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and per share information would have been adjusted to the following pro forma amounts, for the years ended March 31, (dollars in thousands, except per share amounts):

                                                    1999       1998     1997
                                                  ---------  -------- --------
   Net income (loss)................. As reported $ (20,979) $ 16,397 $ (3,257)
                                        Pro forma $ (29,050) $ 13,826 $ (4,600)
   Basic net income (loss)
    per share........................ As reported $   (1.80) $   1.44 $  (0.32)
                                        Pro forma $   (1.11) $   1.22 $  (0.45)
   Diluted net income (loss)
    per share........................ As reported $   (1.80) $   1.36 $  (0.31)
                                        Pro forma $   (1.11) $   1.14 $  (0.44)

  The weighted-average grant date fair value of options during 1999, 1998 and 1997 was $15.21, $16.93 and $5.88, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997; risk-free interest rate of 5.1 percent; 5.4 percent and 7.0 percent, respectively; expected dividend yields of 0.0 percent; expected lives of 3.95 years, 4.16 years and 4.3 years, respectively; expected volatility of 73 percent, 72 percent and 70 percent, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 Employee Stock Purchase Plan

  Under the 1993 Employee Stock Purchase Plan (the "Plan"), as amended, 700,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at a price not less than 85 percent of the market value of the stock on specified dates. At March 31, 1999, 449,447 shares had been purchased by employees under the Plan.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

6. COMMITMENTS:

  The Company leases various facilities under non-cancelable operating leases. At March 31, 1999, the future minimum commitments under these leases are as follows (dollars in thousands):

     Fiscal Year
   Ending March 31,
   ----------------
   2000................................................................. $ 2,129
   2001.................................................................     884
   2002.................................................................     432
   2003.................................................................     310
   2004 and thereafter..................................................     --
                                                                         -------
                                                                         $ 3,755
                                                                         =======

  Rent expense under the Company's operating leases was approximately $3.2 million, $2.1 million and $1.9 million for fiscal years 1999, 1998 and 1997, respectively.

7. REPORTABLE SEGMENTS:

  In 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS 131 designates the internal organization that is used by management for making decisions, evaluating performance and allocating resources of the enterprise as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not impact the results of operations or financial position but did affect the disclosures of segment information.

  The Company offers a family of products and related services to provide a front-end automation and isolation system for wafer handling in semiconductor manufacturing facilities. All of the Company's activities are aggregated into a single operating segment. As a result, no operating segment information is required.

  Net sales by geography were as follows (dollars in thousands):

                                                   Fiscal Year Ended March 31,
                                                   ----------------------------
                                                     1999     1998      1997
                                                   ------------------ ---------
   United States.................................  $ 40,571 $  60,142 $  58,984
   Taiwan........................................    27,935    72,455    43,484
   Singapore.....................................     3,351    13,605     9,410
   Japan.........................................     7,759    13,516     8,393
   Europe........................................     3,682     5,745     4,553
   Other Asia (excluding Japan, Singapore and
    Taiwan)......................................       856       --     12,696
                                                   -------- --------- ---------
       Total.....................................  $ 84,154 $ 165,463 $ 137,520
                                                   ======== ========= =========

  The net sales by product or service categories comprising the Company's net sales for the fiscal year ended March 31, were as follows (dollars in thousands):

                                                    Fiscal Year Ended March 31,
                                                    ----------------------------
                                                      1999     1998      1997
                                                    ------------------ ---------
   SMIF Systems.................................... $ 66,609 $ 145,702 $ 118,647
   SMART Traveler Systems..........................    6,227    14,533    11,145
   Robotics........................................    6,323       --        --
   Services & other................................    4,995     5,228     7,728
                                                    -------- --------- ---------
       Total....................................... $ 84,154 $ 165,463 $ 137,520
                                                    ======== ========= =========

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  In the fiscal year ended March 31, 1999, one customer accounted for 12 percent of the Company's net sales. In fiscal years ended March 31, 1998 and 1997, another customer accounted for 31 percent and 14 percent, respectively of net sales.

8. INCOME TAXES:

  The provision (benefit) for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (dollars in thousands):

                                                      Fiscal Year Ended March
                                                                31,
                                                     ---------------------------
                                                       1999      1998     1997
                                                     ---------  -------  -------
   Domestic......................................... $ (35,425) $30,375  $18,476
   Foreign..........................................     3,639   (1,880)     105
                                                     ---------  -------  -------
                                                     $(31,786)  $28,495  $18,581
                                                     =========  =======  =======

  The provision (benefit) for income taxes consisted of (dollars in thousands):

                                                  Fiscal Year Ended March 31,
                                                 ------------------------------
                                                    1999       1998     1997
                                                 ----------  ------------------
   Current:
     Federal.................................... $       64  $  4,435 $   3,437
     State......................................        456       851     1,294
     Foreign....................................        118        35        97
                                                 ----------  -------- ---------
       Total current............................        638     5,321     4,828
                                                 ----------  -------- ---------
   Deferred:
     Federal....................................    (11,020)    3,047    (4,616)
     State......................................       (425)      855    (1,288)
                                                 ----------  -------- ---------
       Total deferred...........................    (11,445)    3,902    (5,904)
                                                 ----------  -------- ---------
                                                   $(10,807) $  9,223 $  (1,076)
                                                 ==========  ======== =========

  The provision (benefit) for income taxes included in the accompanying consolidated statements of operations consisted of the following (dollars in thousands):

                                                  Fiscal Year Ended March 31,
                                                  ------------------------------
                                                    1999       1998      1997
                                                  ---------  --------- ---------
   Continuing operations......................... $ (10,807) $ 10,258  $  7,173
   Discontinued operations.......................       --     (1,035)   (8,249)
                                                  ---------  --------  --------
     Total....................................... $ (10,807) $  9,223  $ (1,076)
                                                  =========  ========  ========

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The provision for income taxes attributable to continuing operations is reconciled with the Federal statutory rate as follows (dollars in thousands):

                                                  Fiscal Year Ended March 31,
                                                  ------------------------------
                                                    1999       1998      1997
                                                  ---------  --------- ---------
   Provision computed at Federal statutory rate.  $ (11,128) $  9,974  $  6,503
   State taxes, net of Federal benefit..........         30     1,676     1,295
   Foreign income and withholding taxes in
    excess of statutory rate....................        635       --        --
   In-process research and development cost
    write-off...................................        --        --        467
   Non-deductible expenses and other............        375       169       276
   FSC benefit..................................        --     (1,159)     (705)
   Change in valuation allowance................        --        --       (578)
   Tax exempt income............................       (719)     (402)      (85)
                                                  ---------  --------  --------
                                                   $(10,807) $ 10,258   $ 7,173
                                                  =========  ========  ========
   Effective income tax rate....................         34%       36%       39%
                                                  =========  ========  ========

  The components of the net deferred tax asset are as follows (dollars in thousands):

                                                                 March 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
   Provisions for discontinued operations.................... $   --   $ 3,042
   Accounts receivable allowances............................     668      441
   Inventory reserves........................................   2,210    1,983
   Accrued vacation..........................................     265      583
   Accrued warranty..........................................   1,196    1,562
   Acquired technology.......................................   2,868      692
   Restructure reserve.......................................     989      --
   Capitalized research and development and other
    carryforwards ...........................................     954      --
   Net operating loss carryforwards..........................  10,183      --
   Other temporary differences...............................     635      141
                                                              -------  -------
    Deferred tax asset.......................................  19,968    8,444
                                                              -------  -------
   Depreciation and amortization.............................    (655)    (439)
   Capitalized patent costs..................................    (171)    (308)
                                                              -------  -------
    Deferred tax liability...................................    (826)    (747)
                                                              -------  -------
    Net deferred tax asset................................... $19,142  $ 7,697
                                                              =======  =======

  The Company has recorded a deferred tax asset of approximately $19.1 million, of which $10.5 million relates to net operating losses and tax credits generated during the current year. The Company will be able to recognize approximately $5.0 million of the deferred tax asset immediately following the filing of carryback claims with Federal and various State taxing authorities, which will be completed in the near future. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  The losses from the closure of AAI reflected management's best estimate, based on the information currently then available, of costs to be incurred for existing and probable events of the discontinued operations. The results of AAI are as follows (dollars in thousands):

                                                               Fiscal Year
                                                             Ended March 31,
                                                             -----------------
                                                              1998      1997
                                                             -------  --------
   Net sales................................................ $   --   $ 22,743
                                                             =======  ========
   Loss from operations before income tax benefit........... $   --   $ (9,519)
   Income tax benefit.......................................     --      3,427
                                                             -------  --------
     Loss from operations...................................     --     (6,092)
                                                             -------  --------
   Loss on disposal before income tax benefit...............  (2,875)  (13,395)
   Income tax benefit.......................................   1,035     4,822
                                                             -------  --------
     Loss on disposal.......................................  (1,840)   (8,573)
                                                             -------  --------
   Total loss on discontinued operations.................... $(1,840) $(14,665)
                                                             =======  ========

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

  In connection with the acquisition, approximately $1.3 million of the acquired intangible assets consisted of in-process research and development. Because there was no assurance that the Company would be able to successfully complete the development of RSI products or that the acquired technology had any alternative future use, the acquired in-process research and development was charged to expense in fiscal 1997. As a result of the purchase price allocation, $1.7 million (including $0.6 million of deferred tax liability) was assigned to intangible assets related to existing product technology, the assembled workforce and excess of the purchase price over net assets acquired. These intangible assets are being amortized over a period of three years. Accumulated amortization including approximately $0.5 million as a result of a write-down of the intangible assets (See Note 2) was approximately $1.6 million and $0.7 million as of March 31, 1999 and 1998, respectively. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying consolidated balance sheets, is recoverable.

  Comparative pro forma information reflecting the acquisition of RSI has not been presented because the operations of RSI are not material to the Company's consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

11. ACQUISITION OF THE FLUOROTRAC PRODUCT LINE:

  In April 1998, the Company entered into an agreement with Fluoroware, Inc. ("Fluoroware"), a supplier of materials management solutions, to acquire Fluoroware's FluoroTrac automated radio frequency identification ("RFID") technology for automated work-in-progress tracking in semiconductor factories. Under the terms of the agreement, the Company acquired all of the FluoroTrac intellectual property including RFID tracking solutions, inventory and installed-base opportunities from Fluoroware in consideration for approximately $2.8 million in cash and liabilities assumed by the Company.

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

12. ACQUISITION OF HINE DESIGN INCORPORATED:

  On July 31, 1998, the Company completed its acquisition of HDI, a supplier of wafer-handling robots for semiconductor processing tools. Accordingly, results of HDI's operations have been combined with those of the Company's, since the date of acquisition. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of HDI for approximately $12.4 million in cash and assumed debt of approximately $12.5 million. In addition, the Company exchanged outstanding options to acquire HDI Common Stock and deferred compensation units for identical options of the Company. The value of the options substituted was approximately $1.9 million. The acquisition was accounted for using the purchase method of accounting.

  In connection with the acquisition, a portion of the purchase price was allocated to the net liabilities acquired based on their estimated fair values. The fair values of the tangible assets acquired and liabilities assumed were approximately $4.4 million and $14.4 million, respectively. As a result of the purchase price allocation, approximately $18.4 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a four to fourteen year period. As of March 31, 1999, charges for amortization of the intangible asset, made by the Company, amounted to approximately $1.6 million. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable. In addition, approximately $5.9 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of HDI products or that the technology has any alternative future use, such in-process research and development was charged as an expense.

  Comparative proforma information reflecting the acquisition of HDI has not been presented because the operations of HDI are not material to the Company's financial statements.

13. RELATED PARTY TRANSACTIONS:

  On September 30, 1997, the Company entered into an asset purchase agreement with Palo Alto Technologies, Inc. ("PAT") pursuant to which the Company sold to PAT certain intellectual property rights and

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES office equipment which were owned or licensed by AAI in consideration for quarterly "Earn-Out Payments" up to an aggregate of $2.0 million. The earn-out payments are equal to 4.0 percent of PAT gross revenue. The Company may convert the right to receive such earn-out payments into shares of PAT securities at the closing of certain issuances of securities by PAT. In addition, PAT granted the Company the non-exclusive, worldwide right to distribute and sell any of PAT's products on PAT's most favorable distributor terms and conditions; except PAT may grant exclusive distribution rights to particular markets so long as such rights are first offered to the Company and the Company does not accept the offer. Such distribution rights shall terminate on the earlier of (i) the fifth anniversary of such agreement or
(ii) if the Company begins selling its own products which are directly competitive with PAT's products. The Chairman and Chief Executive Officer of the Company is the Chairman and principal shareholder of PAT. The parties have agreed that the Chairman and Chief Executive Officer of the Company and one other officer (also a shareholder of PAT) of the Company may be advisors or directors of PAT while employed full time by the Company.

  At March 31, 1999, the Company held four notes receivable, with balances totaling $1,172,750, from two executive officers of the Company. Loans extended to the officers amounted to $365,250 and $757,500 during the years ended March 31, 1998 and March 31, 1999, respectively, and have resulted from advances made to the officers to assist in their relocation to California. The notes bear interest that ranges from 4.0 percent to 6.4 percent per annum and are fully secured by second deeds of trust on certain real property, as well as, other pledged securities of the Company owned by the officers, respectively. The notes mature at various dates between September 1, 2202 and January 31, 2004.

14. LEGAL PROCEEDINGS:

  In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to the Company's SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company has violated federal antitrust laws and engaged in unfair competition. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company's motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the Company's breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted the Company's motion for reconsideration in the sense that it considered the merits of the Company's arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company intends to take an appeal. The trial date has since been vacated and the court has requested briefing, now due on July 12, 1999, on whether it is obligated to proceed with any remaining matters. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

15. ACQUISITION OF PROGRESSIVE SYSTEM TECHNOLOGIES, INC. DATED JUNE 2, 1999:

  On June 2, 1999, the Company completed its acquisition of 100 percent of the common stock of Progressive System Technologies, Inc. ("PST"), a Texas corporation, in exchange for 500,000 shares of common stock of the Company. PST manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition originally announced in April 1999, will be accounted for using the pooling-of-interests method of accounting. In conjunction with the closing of the acquisition, the Company also completed a private placement of 625,000 shares of its Common Stock to eight institutional investors. The private placement, which closed in May 1999 was priced at $18.00 per share, for aggregate proceeds of approximately $11.3 million. The purpose of the private placement was to untaint shares of Common Stock to obtain pooling-of-interests accounting treatment for the acquisition of PST. The proceeds will be used for general corporate purposes.

                                                                     SCHEDULE II

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                              Balance  Charged to/            Recovery  Balance
                             Beginning  Recovery                 of       End
                              of Year  of Expenses Deductions Inventory of Year
                             --------- ----------- ---------- --------- -------
Accounts Receivable:
  March 31, 1997
    Reserve for doubtful
     accounts...............  $4,363     $ (300)    $(2,218)   $  --    $1,845
  March 31, 1998
    Reserve for doubtful
     accounts...............  $1,845     $1,955     $(5,904)   $3,204   $1,100
  March 31, 1999
    Reserve for doubtful
     accounts...............  $1,100     $  658     $  (262)   $  --    $1,496
Warranty:
  March 31, 1997
    Reserve for warranty....  $1,151     $2,750     $   (86)   $  --    $3,815
  March 31, 1998
    Reserve for warranty....  $3,815     $3,453     $(3,376)   $  --    $3,892
  March 31, 1999
    Reserve for warranty....  $3,892     $  240     $(2,543)   $  --    $1,589
Restructuring:
  March 31, 1997
    Reserve for
     restructuring activity.  $  --      $  --      $   --     $  --    $  --
  March 31, 1998
    Reserve for
     restructuring activity.  $  --      $  --      $   --     $  --    $  --
  March 31, 1999
    Reserve for
     restructuring activity.  $  --      $5,542     $(2,992)   $  --    $2,550

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June 1999.

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

             Signature                           Title                    Date
             ---------                           -----                    ----

   /s/ Mihir Parikh                  Chairman and Chief Executive    June 29, 1999
____________________________________  Officer (Principal
   Mihir Parikh                       Executive Officer)

   /s/ Douglas J. McCutcheon         Senior Vice President and       June 29, 1999
____________________________________  Chief Financial Officer
   Douglas J. McCutcheon              (Principal Financial and
                                      Accounting Officer)

   /s/ Stanley J. Grubel             Director                        June 29, 1999
____________________________________
   Stanley J. Grubel

   /s/ Tsuyoshi Kawanishi            Director                        June 29, 1999
____________________________________
   Tsuyoshi Kawanishi

   /s/ Ashok K. Sinha                Director                        June 29, 1999
____________________________________
   Ashok K. Sinha

   /s/ Walter W. Wilson              Director                        June 29, 1999
____________________________________
   Walter W. Wilson

                                 EXHIBIT INDEX

   Exhibit
    Number                         Description of Document
 ------------                      -----------------------
  2.1 (iv)    Stock Purchase Agreement among the Company, Hine Design
              Incorporated and the Shareholders of Hine Design Incorporated,
              dated July 2, 1998.
  2.2 (vi)    Agreement and Plan of Merger and Reorganization among the
              Company, PSTI Merger Sub Acquisition Corp., Progressive System
              Technologies, Inc., Advent International Investor II, Envirotech
              Fund I and Global Private Equity II, dated as of June 2, 1999.
  3.1 (i)     Amended and Restated Articles of Incorporation of the Company.
  3.2 (i)     Bylaws of the Company
  4.1 (iii)   Common Stock Purchase Agreement, dated September 25, 1997.
  4.2 (v)     Rights Agreement among the Company and Bank of Boston, N. A., as
              Rights Agents, dated June 25, 1995.
  4.3 (vi)    Common Stock Purchase Agreement, dated as of May 26, 1999
 10.1 (i)     Form of Indemnity Agreement entered into between the Company and its directors and officers.
 10.2 (i)(x)  Company's 1993 Stock Option Plan and related form of stock option agreement.
 10.3 (i)(x)  Company's 1993 Employee Stock Purchase Plan and related offering document.
 10.4 (i)(x)  Company's 1993 Non-Employee Directors' Stock Option Plan and
              related offering document.
 10.5 (i)     Manufacturing License Agreement between the Company and Tokyo
              Electron Limited, dated January 10, 1993.
 10.6 (i)     Distributor Agreement between the Company and Tokyo Electron
              Limited, dated January 10, 1993.
 10.7 (i)     Operating Agreement between the Company and M&W, dated November
              7, 1990.
 10.8 (i)     Hewlett-Packard SMIF License Agreement dated June 6, 1984.
 10.9 (viii)  Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
 10.10(viii)  Sublease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
 10.11(vii)   Asset Purchase Agreement between Palo Alto Technologies, Inc., the Company and Asyst Automation, Inc., dated September 30, 1997.
 10.12(ix)(x) Loan Agreement A and Promissory Note Secured by Deed of Trust
              between the Company and Terry Moshier, all dated August 1, 1997.
 10.13(ix)(x) Loan Agreement B, Promissory Note, and Loan Pledge Agreement
              between the Company and Terry Moshier, all dated August 1, 1997.
 10.14(x)     Secured Promissory Note between the Company and Dennis Riccio, dated November 16, 1998.
 10.15(x)     Secured Promissory Note between the Company and Dennis Riccio, dated February 1, 1999.
 21.1 (ii)    Subsidiaries of the Company.
 23.1         Consent of Arthur Andersen LLP.
 27           Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.).

--------
(i) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66184), as amended.
(ii) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-88246).
(iii) Incorporated by reference to the Company's 8-K filed with the Securities Exchange Commission on October 10, 1997.
(iv) Incorporated by reference to the Company's 8-K filed with the Securities Exchange Commission on August 14, 1998.
(v) Incorporated by reference to the Company's 8-K filed with the Securities Exchange Commission on June 29, 1998.
(vi) Incorporated by reference to the Company's 8-K filed with the Securities Exchange Commission on June 18, 1999.
(vii) Incorporated by reference to the Company's 10-Q; quarter ended September 30, 1997 (Confidential treatment granted).
(viii) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
(ix) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
(x)    Management contract/compensation plan, contract or arrangement.