Form 10-Q
period 1999-06-30
ASYST TECHNOLOGIES INC /CA/
filed 1999-08-16
CIK 909326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

(Mark One)

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ----
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

         ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-22114



                            ASYST TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         CALIFORNIA                                                     94-2942251
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)               (IRS EMPLOYER IDENTIFICATION NO.)

                  48761 KATO ROAD, FREMONT, CALIFORNIA  94538
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

                             YES     X     NO
                                   -----      -----



THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF AUGUST 5, 1999 WAS 12,789,981.

--------------------------------------------------------------------------------

                            ASYST TECHNOLOGIES, INC.



                                     INDEX

PART I.     FINANCIAL INFORMATION                                                        PAGE NO.
            ---------------------                                                        --------

            ITEM 1.      FINANCIAL STATEMENTS

                         CONDENSED CONSOLIDATED BALANCE SHEETS --
                              JUNE 30, 1999 AND MARCH 31, 1999                               2

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS --
                              THREE MONTHS ENDED JUNE 30, 1999 AND
                              JUNE 30, 1998                                                  3

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS --
                              THREE MONTHS ENDED JUNE 30, 1999 AND
                              JUNE 30, 1998                                                  4

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS                                                     5

            ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS                           12

            ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         15


PART II.    OTHER INFORMATION
            -----------------

            ITEM 1.      LEGAL PROCEEDINGS                                                  16

            ITEM 2.      SALE OF UNREGISTERED SECURITIES                                    16

            ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                   16

SIGNATURES                                                                                  17
----------

EXHIBIT INDEX                                                                               18
-------------

                         PART I - FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL  STATEMENTS

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                         JUNE 30,             MARCH 31,
                                                                           1999                 1999
                                                                      --------------        -------------
                                                                        (unaudited)          (unaudited)
ASSETS
Current assets:
      Cash                                                               $  2,913             $  6,382
      Short-term investments                                               33,883               29,380
      Accounts receivable, net                                             20,688               14,511
      Inventories                                                          18,556               19,373
      Deferred tax asset                                                   19,845               19,142
      Prepaid expenses and other current assets                             3,618                3,474
                                                                         --------             --------

           Total current assets                                            99,503               92,262
                                                                         --------             --------

Property and equipment, net                                                12,755               12,923
Other assets, net                                                          18,164               19,103
                                                                         --------             --------

                                                                         $130,422             $124,288
                                                                         ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                  $     --             $  2,190
      Accounts payable                                                      6,127                5,055
      Accrued liabilities and other current liabilities                     8,511               10,051
      Income taxes payable                                                    709                  676
      Customer deposits                                                     1,284                1,806
                                                                         --------             --------

           Total current liabilities                                       16,631               19,778
                                                                         --------             --------

Long-term liabilities:
      Redeemable convertible preferred stock                                   --                5,000
      Long-term debt, net of current portion                                   --                2,876
                                                                         --------             --------


           Total long-term liabilities                                         --                7,876
                                                                         --------             --------

Shareholders' equity:
      Common stock                                                        134,066              111,751
      Accumulated deficit                                                 (20,275)              15,117)
                                                                         --------             --------

           Total shareholders' equity                                     113,791               96,634
                                                                         --------             --------

                                                                         $130,422             $124,288
                                                                         ========             ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)


                                                                                        Three Months Ended
                                                                                             June 30,
                                                                              --------------------------------------
                                                                                   1999                   1998
                                                                              ---------------        ---------------
                                                                                (unaudited)            (unaudited)

Net sales                                                                           $27,086                $37,441
Cost of sales                                                                        15,840                 19,724
                                                                                    -------                -------

Gross profit                                                                         11,246                 17,717
                                                                                    -------                -------

Operating expenses:
 Research and development                                                             4,235                  4,540
 Selling, general & administrative                                                   11,342                 10,545
 In-process research and development of acquired business                                --                  1,200
                                                                                    -------                -------

   Total operating expenses                                                          15,577                 16,285
                                                                                    -------                -------

Operating income (loss)                                                              (4,331)                 1,432
Other income (expense), net                                                             (14)                   355
                                                                                    -------                -------

Income (loss) before provision (benefit) for income taxes                            (4,345)                 1,787
Provision (benefit) for income taxes                                                 (1,477)                   887
                                                                                    -------                -------

Net income (loss)                                                                   $(2,868)               $   900
                                                                                    =======                =======

Basic earnings (loss) per share                                                     $ (0.23)               $  0.07
                                                                                    =======                =======
Diluted earnings (loss) per share                                                   $ (0.23)               $  0.07
                                                                                    =======                =======

Shares used in the per share calculation:
  Basic earnings (loss) per share                                                    12,228                 12,148
                                                                                    =======                =======
  Diluted earnings (loss) per share                                                  12,228                 12,761
                                                                                    =======                =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                Three Months Ended
                                                                                                      June 30,
                                                                                           -----------------------------
                                                                                            1999                  1998
                                                                                          --------              --------
                                                                                        (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $ (2,868)             $    900
  Adjustments to reconcile net income (loss) to net cash
    provided by (used by) operating activities:
       Adjustment to conform year end of pooled company                                     (2,290)                   --
       Purchased in-process research and development of acquired business                       --                 1,200
       Depreciation and amortization expense                                                 2,101                 1,425
       Change in provision for doubtful accounts                                              (140)                   34
       Change in net assets/liabilities of discontinued operations                              --                 1,603
  Changes in current assets and liabilities, net of acquisition of
    FluoroTrac(R) product line:
          Accounts receivable                                                               (6,037)                4,424
          Inventories                                                                          817                (2,585)
          Deferred tax asset                                                                  (650)                   --
          Prepaid expenses and other current assets                                           (144)                  (70)
          Other asset, net                                                                     251                    --
          Accounts payable                                                                   1,072                  (555)
          Accrued liabilities and other current liabilities                                 (1,540)                  381
          Customer deposits                                                                   (522)                 (151)
          Income taxes payable                                                                  33                 1,678
                                                                                          --------              --------


              Net cash provided by (used by) investing activities                           (9,917)                8,284
                                                                                          --------              --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                       (37,783)              (20,050)
  Sale of short-term investments                                                            33,280                 8,802
  Purchase of property, plant and equipment, net                                            (1,298)                 (941)
  Increase in other assets, net                                                                 --                  (444)
  Cash used for acquisition of the FluoroTrac(R) product line                                   --                (2,794)
                                                                                          --------              --------


              Net cash used by investing activities                                         (5,801)              (15,427)
                                                                                          --------              --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on current and long-term debt                                          (1,429)               (1,045)
  Issuance of common stock                                                                  13,678                   114
                                                                                          --------              --------

              Net cash provided by (used by) financing activities                           12,249                  (931)
                                                                                          --------              --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (3,469)               (8,074)

CASH, BEGINNING OF PERIOD                                                                    6,382                15,006
                                                                                          --------              --------
CASH, END OF PERIOD                                                                       $  2,913              $  6,932
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

                            ASYST TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. the ("Company"), a California corporation, and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. On June 2, 1999 the Company acquired Progressive System Technologies, Inc. ("PST") in a transaction accounted for using the pooling-of-interest accounting method. Accordingly, the restated condensed consolidated financial statements of the Company give retroactive effect to the merger with PST and all material inter-company transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 1999 included in its Annual Report on Form 10-K.


 Short-term Investments

  As of June 30, 1999 and March 31, 1999, the Company's short-term investments consisted of liquid debt investments with maturities, at the time of purchase, of one year or less and will remain classified as such until such time they are subsequently sold and converted to cash. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses (which have not been material to date), net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three months in the period ended June 30, 1999. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

Short-term investments by security type consist of the following (dollars in thousands):

                                                                                                  Cost / Fair Value
                                                                                         ----------------------------------
                                                                                          June 30, 1999     March 31, 1999
                                                                                         ---------------   ----------------
                                                                                           (unaudited)       (unaudited)
Debt securities issued by states of the United States and political subdivisions of
  the states...........................................................................       $    --           $12,780
Corporate debt securities..............................................................        33,883            16,600
                                                                                              -------           -------
    Total                                                                                     $33,883           $29,380
                                                                                              =======           =======

 Supplemental Statements of Cash Flows Disclosure

  Cash paid for interest and domestic and foreign income taxes was as follows (dollars in thousands):

                                                                                                      Three Months Ended
                                                                                                           June 30,
                                                                                       ---------------------------------------------
                                                                                                1999                    1998
                                                                                       ---------------------    --------------------
                                                                                             (unaudited)             (unaudited)
Interest.............................................................                           $ 158                    $100
Income taxes.........................................................                           $  32                    $ 64


 Inventories

  Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (dollars in thousands):

                                                                                           June 30, 1999          March 31, 1999
                                                                                       ---------------------   --------------------
                                                                                             (unaudited)            (unaudited)
Raw materials........................................................                         $13,949                  16,119
Work-in-process and finished goods...................................                           4,607                   3,254
                                                                                              -------                 -------
  Total                                                                                       $18,556                 $19,373
                                                                                              =======                 =======


 Intangible Assets

  The realizability of intangible assets, which are included in other assets, net, in the accompanying condensed consolidated balance sheet, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. The analyses involve a significant level of management judgment in order to evaluate the ability of the Company to perform within projections.


 Provision (Benefit) for Income Taxes

  The Company has recorded a deferred tax asset of approximately $19.8 million, of which $1.5 million relates to net operating losses and tax credits generated during the current year. The Company will be able to recognize approximately $5.0 million of the deferred tax asset immediately following the filing of carryback claims with Federal and various state taxing authorities, which will be completed in the near future. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, the Company believes that it is more likely than not that the deferred tax assets will be realized. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

 Earnings Per Share

  Earnings per share has been reported based upon Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options warrants and redeemable convertible preferred stock, using the treasury stock method.

  The following table sets forth the calculation of basic and diluted earnings per share (dollars in thousands, except share and per share amounts):

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                     -------------------------------------
                                                                                            1999                1998
                                                                                     -----------------    ----------------
                                                                                         (unaudited)         (unaudited)
Basic earnings (loss) per share:
 Net income (loss)...................................................................          $(2,868)            $   900
                                                                                               -------             -------
 Weighted average common shares......................................................           12,228              12,148
                                                                                               -------             -------
 Basic earnings (loss) per share.....................................................          $ (0.23)            $  0.07
                                                                                               =======             =======

Diluted earnings (loss) per share:
 Net income (loss)...................................................................          $(2,868)            $   900
                                                                                               -------             -------
 Weighted average common shares......................................................           12,228              12,148
 Weighted average common share equivalents:
 Options and warrants................................................................                -                 579
 Redeemable preferred stock..........................................................                -                  34
                                                                                               -------             -------
 Diluted weighted average common shares..............................................           12,228              12,761
                                                                                               -------             -------
 Diluted earnings (loss) per share...................................................          $ (0.23)            $  0.07
                                                                                               =======             =======


 Comprehensive Income

  In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1999, requires companies to report a new measure of income (loss). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company has not had any such transactions or events during the periods and therefore comprehensive income (loss) is the same as the net income
(loss) reported in the condensed consolidated financial statements.


 New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2001 and cannot be applied retroactively. The Company has not yet determined the effect SFAS No. 133 will have on its financial position, results of operations or cash flows.


RESTRUCTURING ACTIVITY

During the year ended March 31, 1999 the Company underwent significant restructuring of its operations to reduce its costs structure in response to the reduction in net sales activities. The Company also is in the process of completing the planned restructuring activities in Japan and Europe to reposition its activities to compete more effectively. In addition, the Company is repositioning its product offerings to eliminate low margin products, or software services that have high risks of failure. During the fiscal year ended March 31, 1999, the Company recorded a restructuring expense of approximately $5.5 million.

The following table summarizes restructuring charges and amounts incurred by geographic region as of June 30, 1999 (dollars in thousands):

                                                                                   Expensed         Cash outlays       Ending
                                                                                    as of               as of          Accrual
                                                                                March 31, 1999      June 30, 1999      June 30, 1999
                                                                                ---------------   ------------------   -------------
Europe:
  Severance................................................................             $1,732          $1,050         $  682
  Facilities...............................................................                336             235            101
  Other....................................................................                437             138            299

Japan:
  Severance................................................................                150              75             75
  Other....................................................................                 35              --             35

US:
  Severance................................................................                700             594            106
  Facilities...............................................................                550             297            253
  Other....................................................................              1,002              64            938

Non-cash...................................................................                600             N/A            N/A
                                                                                        ------          ------         ------
  Total                                                                                 $5,542          $2,453         $2,489
                                                                                        ======          ======         ======

As of June 30, 1999, the Company has severed all employees targeted in connection with the restructuring. The Company expects all cash payments to severed employees will be disbursed by December 31, 1999. Certain facilities and other restructuring costs may not be fully disbursed before the end of fiscal year ended March 31, 2000.


REPORTABLE SEGMENTS

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

Net sales by geography were as follows (dollars in thousands):

                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                     ------------------------------------
                                                                                            1999              1998
                                                                                     -----------------  -----------------
                                                                                        (unaudited)        (unaudited)
United States.............................................................                     $12,292       $15,528
Taiwan....................................................................                       9,948        16,200
Singapore.................................................................                       1,346         1,200
Japan.....................................................................                       2,646         2,867
Europe....................................................................                         854         1,646
Other Asia (excluding Japan, Singapore and Taiwan)........................                          --            --
                                                                                              --------       -------
   Total..................................................................                     $27,086       $37,441
                                                                                              ========       =======

The net sales by product or service categories comprising the Company's net sales were as follows (dollars in thousands):

                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                     ------------------------------------
                                                                                             1999             1998
                                                                                     -----------------   ----------------
                                                                                        (unaudited)        (unaudited)
SMIF Systems...........................................................                        $22,852       $30,028
SMART Traveler Systems.................................................                          1,579         3,499
Robotics...............................................................                          1,333            --
Services & other.......................................................                          1,322         3,914
                                                                                               -------       -------
   Total...............................................................                        $27,086       $37,441
                                                                                               =======       =======


ACQUISITION OF THE FLUOROTRAC(R) PRODUCT LINE

In April 1998, the Company entered into an agreement with Fluoroware, Inc. ("Fluoroware"), a supplier of materials management solutions; to acquire Fluoroware's FluoroTrac(R) automated radio frequency identification ("RFID") technology for automated work-in-progress tracking in semiconductor factories. Under the terms of the agreement, the Company acquired all of the FluoroTrac intellectual property including RFID tracking solutions, inventory and installed-base opportunities from Fluoroware in consideration for approximately $2.8 million in cash and liabilities assumed by the Company.

In connection with the acquisition, approximately $1.2 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of FluoroTrac products or that the technology has any alternative future use, such in-process research and development was charged to expense in the three-month period ended June 30, 1998. As a result of the purchase price allocation, approximately $0.3 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a three to five year period. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable.


ACQUISITION OF HINE DESIGN INCORPORATED

On July 31, 1998, the Company completed its acquisition of Hine Design Incorporated ("Hine"). The acquisition, originally announced on July 6, 1998, was structured as a purchase of all of the outstanding capital stock of Hine for approximately $12.4 million in cash. In addition, the Company granted options to purchase the Company's common stock in substitution for outstanding, vested options to purchase capital stock of Hine worth approximately $1.0 million and assumed certain liabilities of Hine of approximately $12.5 million. Hine, a supplier of wafer-handling robots for semiconductor process tools, is now a wholly owned subsidiary of the Company.

In connection with the acquisition, approximately $18.4 million of the purchase price in excess of the value of net liabilities assumed were allocated to various intangible assets, which are being amortized over periods of four to fourteen years (dollar average life of ten years). During the current quarter, a charge for amortization relating to these intangibles of approximately $0.6 was included in selling, general and administrative expenses.


ACQUISITION OF PROGRESSIVE SYSTEM TECHNOLOGIES, INC.

On June 2, 1999, the Company completed its acquisition of 100 percent of the common stock of PST, a Texas corporation, in exchange for 274,810 shares of common stock of the Company. In addition to the exchange of common stock in the merger, 225,190 shares of common stock of the Company were issued in exchange for $4.9 million of PST debt. PST manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition has been accounted for using the pooling-of-interest method of accounting. Accordingly, the accompanying condensed consolidated financial statements have been restated for all periods prior to the business combination. All material inter-company transactions between the Company and PST have been eliminated.
Costs associated with the PST merger, which consist primarily of transaction costs amounted to approximately $0.1 million and were expensed during the current fiscal period ended. PST's fiscal year end was December 31. In accordance with Securities and Exchange Commission Rules, the condensed consolidated statements of operations and cash flows for the three months ended June 30, 1998 have been restated to reflect the statement of operations and cash flows of PST. The condensed consolidated balance sheet, as of March 31, 1999, has also been restated to reflect the financial position of PST. PST's results of operations for the three-month period ended March 31, 1999 have been excluded from the reported results of operations and, therefore, have been added to the Company's accumulated deficit as of April 1, 1999. PST's net sales and net loss for the three-month period ended March 31, 1999 were $1.5 million and $2.3 million, respectively.

The conforming of Asyst's and PST's accounting practices resulted in no adjustments to net income (loss) or shareholders' equity. Net sales and net income (loss) for the individual companies reported prior to the merger were as follows (dollars in thousands):

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                   ---------------------------
                                                                                         1999        1998
                                                                                   ------------   ------------
                                                                                    (unaudited)    (unaudited)
Net sales:
   Asyst Technologies, Inc. ....................................................      $24,865       $34,073
   PST..........................................................................        2,221         3,368
                                                                                      -------       -------
Total...........................................................................      $27,086       $37,441
                                                                                      =======       =======

Net income (loss):
   Asyst Technologies, Inc. ....................................................      $(1,926)      $ 1,576
   PST..........................................................................         (942)         (676)
                                                                                      -------       -------
Total...........................................................................      $(2,868)      $   900
                                                                                      =======       =======

In conjunction with the PST acquisition, the Company also completed a private placement of 625,000 shares of its Common Stock to eight institutional investors. The private placement, which closed in May 1999, was priced at $18.00 per share, for aggregate proceeds of approximately $11.3 million. The purpose of the private placement was to untaint shares of Common Stock to obtain pooling-of-interests accounting treatment for the acquisition of PST. The proceeds will be used for general corporate purposes.


SHAREHOLDERS' RIGHTS PLAN

The Company has adopted a Shareholders' Rights Plan under which all shareholders of record, as of July 10, 1998 (the "Record Date"), received a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, without par value per share, (the "Common Shares") of the Company. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value per share, (the "Preferred Shares") of the Company at a price of $140 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of 100 Common Shares.


STOCK REPURCHASE PROGRAM

On June 22, 1998, the Board of Directors of the Company, authorized a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be repurchased by the Company using existing cash, from time-to-time at market prices, and as market and business conditions warrant, in the open market, or in negotiated transactions. The Company utilized a portion of the reacquired shares for reissuance in connection with certain employee stock programs. On June 3, 1999, in connection with the acquisition of PST, the Company rescinded the stock purchase program and reissued the remaining portion of the reacquired shares in May 1999.

RELATED PARTY TRANSACTIONS

On September 30, 1997, the Company entered into an asset purchase agreement with Palo Alto Technologies, Inc. ("PAT") pursuant to which the Company sold to PAT certain intellectual property rights and office equipment which were owned or licensed by a wholly-owned subsidiary of the Company in consideration for quarterly "Earn-Out Payments" up to an aggregate of $2.0 million. The earn-out payments are equal to 4.0 percent of PAT gross revenue. The Company may convert the right to receive such earn-out payments into shares of PAT securities at the closing of certain issuance of securities by PAT. In addition, PAT granted the Company the non-exclusive, worldwide right to distribute and sell any of PAT's products on PAT's most favorable distributor terms and conditions; except PAT may grant exclusive distribution rights to particular markets so long as such rights are first offered to the Company and the Company does not accept the offer. Such distribution rights shall terminate on the earlier of (i) the fifth anniversary of such agreement or (ii) if the Company begins selling its own products which are directly competitive with PAT's products. The Chairman and Chief Executive Officer of the Company is the Chairman and principal shareholder of PAT. The parties have agreed that the Chairman and Chief Executive Officer of the Company and one other officer (also a shareholder of PAT) of the Company may be advisors or directors of PAT while employed full time by the Company.

As of June 30, 1999 and March 31, 1999, the Company held four notes receivable, with balances totaling $1,172,750, from two executive officers of the Company, which have resulted from advances made to the officers to assist in their relocation to California. The notes bear interest that ranges from 4.0 percent to 6.4 percent per annum and are fully secured by second deeds of trust on certain real property, as well as, other pledged securities of the Company owned by the officers, respectively. The notes, which are included in "Prepaid expenses and other current assets" in the accompanying condensed consolidated balance sheets, mature at various dates between September 1, 2002 and January 31, 2004.


LEGAL PROCEEDINGS

In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to the Company's SMART Traveler System(TM). The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company has violated federal antitrust laws and engaged in unfair competition. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company's motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the Company's breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted the Company's motion for reconsideration in the sense that it considered the merits of the Company's arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company intends to take an appeal. The trial date has since been vacated and the court has under submission whether it is obligated to proceed with any remaining matters. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.

Item 2 - Management's Discussion and Analysis of Results of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

During the past year, Asyst Technologies, Inc., completed its acquisition of Hine Design Incorporated ("Hine") and Progressive System Technologies, Inc. ("PST"). The acquisition of Hine was completed on July 31, 1998 and was accounted for using the purchase method of accounting. The acquisition of PST was completed on June 2, 1999 and was accounted for using the pooling-of-interest method of accounting. While the results of operations for the quarter ended June 30, 1998 have been restated to reflect the pooling-of-interest related to the acquisition of PST, these results do not contain the results of operations for Hine, as the acquisition date occurred during the second quarter of fiscal 1999. The following discussion of the results of operations is made on a comparative basis for the three-month periods ended June 30, 1999 and 1998, respectively. It should be noted that on a comparative basis, there has been increases in all categories of the results of operations, due to the inclusion of results related to Hine for the three-month period ended June 30, 1999.

Results of Operations

Net sales. Net sales decreased from $37.4 million for the three months ended June 30, 1998, to $27.1 million for the three months ended June 30, 1999, a 27.7 percent decrease. The aforementioned sales figure of $37.4 million does not include Hine, as the acquisition did not close during the three-month period ended June 30, 1998. Net sales by Hine for the three months ended June 30, 1999 were $3.0 million. Therefore, the decrease in net sales on a comparative basis, excluding Hine, actually decreased 35.6 percent. The decrease in net sales for the three month period ended June 30, 1999 from the same period in the prior fiscal year resulted primarily because of the reduction in capital expenditures by major world-wide semiconductor manufactures. The decrease in demand for logic and memory chips and the excess production capacity being available to many of the semiconductor manufactures during the past four fiscal quarters, resulting from the recession that is being experienced in the Asian economies, has negatively effected the Company's sales orders. However, the recent public announcements by many of the world-wide semiconductor manufactures, such as Taiwan Semiconductor Manufacturing Company, as to increases in capital spending budgets, has sparked new orders for the Company. The Company's ending backlog for the quarter ended June 30, 1999 continues to be greater than net sales for the quarter then ended. Also, the Company's book to bill ratio is above the published book to bill ratio of the semiconductor equipment manufacturing industry of 1.2. The stability of the backlog has improved as evidenced by a decrease in cancellations and delays of orders requested by customers during the quarter ended June 30, 1999 over those cancellations and delays of orders experienced during the three recent quarters ended. Although management is optimistic about these results, there is no assurance that this trend in orders and sales activity will continue. Furthermore, there is no assurance that sales activity may not decrease or that sales orders may not be cancelled or delayed in the future.

International sales for the Company decreased from $21.0 million, or 61.6 percent of net sales during the three months ended June 30, 1998, to $14.8 million, or 54.6 percent of net sales during the three months ended June 30, 1999. The decrease in international sales as a percentage of total net sales is primarily due to the increase in OEM sales, which are primarily U.S. based, that typically are expected to lead end user sales when semiconductor capital spending is recovering from low levels. International sales by region for the three-month period ended June 30, 1999 are summarized as follows:

              Geographic                           Net Sales                Percentage of
                Region                           (in millions)                Net Sales
              ----------                     -----------------         --------------------
                Taiwan                                 $ 9.9                         36.5%
                Japan                                    2.7                         10.0%
                Singapore                                1.3                          4.8%
                Europe                                   0.9                          3.3%
                                                      ------                       ------
                                                       $14.8                         54.6%
                                                      ======                       ======

Gross Profit Margin. Gross profit margin decreased from 47.3 percent for the three months ended June 30, 1998, to 41.5 percent for the three months ended June 30, 1999. The primary contributor to the decrease in gross profit margin dollars for the current three-month period ended compared to that of the same period in 1998, was the 35.6 percent decrease in net revenues from that reported in fiscal 1998, as discussed above, as well as the Company's inability to reduce fixed manufacturing overhead costs to compensate for the current lower revenue levels. The decrease in gross profit margin for the current period was compounded by the lower profit margin of 24.2 percent related to the sales generated by Hine. Even though the Company has taken actions and continues to take steps to reduce its manufacturing overhead, the Company's net sales must continue to increase to higher levels in order to achieve historical gross profit margins. There can be no assurance that in the future such improved margins can be realized through an increase of net sales and certain cost cutting efforts or that margins may not be negatively affected by other factors such as those contained in the Company's Annual Report on Form 10-K for the fiscal year end March 31, 1999.

Research and development. Research and development expenses decreased from $4.5 million during the three months ended June 30, 1998, to $4.2 million during the three months ended June 30, 1999. Research and development expenses increased from 12.1 percent of net sales during the three months ended June 30, 1998, to
15.6 percent of net sales, during the three months ended June 30, 1999. The dollar decrease is due primarily to cost cutting measures, but offset by $0.6 million in research and development expense for Hine during the current fiscal period. The increase as a percentage of net sales in research and development expense is due to the lower level of net sales activity during the current three-month period ended June 30, 1999 versus the net sales for the same period last year. As the Company continues to develop new products and product enhancements, the Company expects that its research and development costs may increase in future periods, but will continue to fluctuate as a percentage of net sales.

Selling, general and administrative. Selling, general and administrative expenses increased from $10.5 million, or 28.2 percent of net sales, during the three months ended June 30, 1998, to $11.3 million, or 41.9 percent of net sales, during the three months ended June 30, 1999. Absent the inclusion of Hine, selling, general and administrative expenses for the three-month period ended June 30, 1999 would have been approximately $10.2 million or 42.3 percent of net sales. Reductions in commission and variable compensation expenses and other cost reductions contributed to the relative flat spending rate, excluding Hine. With the acquisition of Hine in July 1998, approximately $18.4 million of the purchase price in excess of the value of net liabilities assumed were allocated to various intangible assets, which are being amortized over periods of four to fourteen years (dollar average life of ten years). During the current quarter, a charge for amortization relating to these intangibles of approximately $0.6 was included in selling, general and administrative expenses. The increase in selling, general and administrative expenses as a percentage of net sales for the current three-month period ended compared to that of the same period in 1998, was due to the decrease in net revenues from net revenues for the same period in fiscal 1998, as discussed above. The Company expects that selling, general and administrative spending will increase in future periods as the higher net sales suggested by the Company's backlog are fulfilled, although spending may continue to vary as a percentage of net sales.

Purchased in-process research and development. In April 1998, the Company completed the acquisition of the FluoroTrac product line from Fluoroware, Inc. The transaction was recorded using purchase accounting in the quarter ended June 30, 1998. In connection with the acquisition of FluoroTrac, the Company recorded a write-off of $1.2 million of in-process research and development during the quarter ended June 30, 1998. (See the Notes to Condensed Consolidated Financial Statements)

Other income (expense), net. Other income (expense), net, decreased from $0.4 million of income, net during the three months ended June 30, 1998 to $0.01 million of expense, net during the three months ended June 30, 1999. The decreases in other income (expense), net, resulted from lower average cash and cash investments available during the current year period and a decrease in royalty income from a manufacturing license agreement that has now expired. The Company has extinguished all debt that it assumed in the acquisition of PST. The Company expects other income (expense), net to be positively impacted by the $0.3 to $0.4 million with the elimination of interest expense related to the PST debt.

Provision (benefit) for income taxes. The Company's reported effective income tax rate decreased from 49.6 percent for the three-month period ended June 30, 1998 to 34.0 percent during the three-month period ended June 30, 1999. The reported tax rate for the three-month period ended June 30, 1998 has been impacted by the acquisition of PST, accounted for as a pooling-of-interest. The annual estimated tax benefit for the three-month period ended June 30, 1998 related to net operating losses generated that period by PST was fully reserved as there was uncertainty as to its ability to generate future taxable income. The combined annual estimated effective tax rate, as reported, for the period ended June 30, 1998, does not recognize the full benefit of anticipated utilization of net operating losses of PST in the future. Absent the restatement of earnings to reflect the pooling-of-interest related to PST for the three-month period ended June 30, 1998, the Company's effective tax rate would have been 36.0 percent. The annual estimated effective tax rate and benefit recorded for the three-month period ended June 30, 1999, reflects the estimated benefit associated with the utilization of net operating losses generated during previous fiscal years. Additionally, the benefit for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates, the lack of Foreign Sales Corporation benefit due to net operating losses during the current year and limitations on state net operating loss carryforwards.


Liquidity and Capital Resources

Since its inception, the Company has funded its operations primarily through the sale of equity securities and public stock offerings, customer pre-payments, bank borrowings and cash generated by its operations. As of June 30, 1999, the Company had approximately $36.8 million in cash and short-term investments and approximately $82.9 million of working capital. In June 1998, the Board of Directors of the Company authorized a stock repurchase program to repurchase up to 2,000,000 shares of the Company's common stock. In May 1999, the Company announced it had cancelled the repurchase program and subsequently completed a private placement of 625,000 shares of its Common Stock to eight institutional investors. At the time of the cancellation, the Company had repurchased a total of 865,800 shares of common stock at an aggregate cost of approximately $11.5 million. The private placement was priced at $18.00 per share and generated proceeds to the Company of approximately $11.3 million. The purpose of the private placement was to remove the tainted shares of Common Stock to obtain pooling-of-interests accounting treatment for the acquisition of PST. Additionally, during the third and forth quarters of fiscal 1999 and the first quarter of fiscal 2000, the Company re-issued the remaining 240,800 shares of acquired common stock in connection with its employee stock programs, which generated net proceeds of approximately $3.2 million. Also during the current quarter ended June 30, 1999, the Company issued additional 96,296 shares of the Company's common stock in connection with its employee stock programs, which generated net proceeds of approximately $1.2 million. The proceeds from the recent capital stock transactions will be used for general corporate purposes.

Under two separate working line of credit agreements with a bank, PST was able to borrow up to $7.0 million conditioned upon meeting certain financial covenants. In June 1999, in conjunction with the Company's acquisition of PST, all borrowings against the line of credit agreements were repaid. Subsequently, the line of credit agreements have expired and in light of the combined Company's working capital position and in efforts to reduce overhead costs, the Company decided not to renew the line of credit agreements.

The nature of the semiconductor industry, combined with the current economic environment, makes it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash and cash equivalents, cash generated from operations and existing sources of working capital will be adequate to finance its operations through the next 12 months of operations.

Year 2000 Compliance Initiative

What is commonly referred to as the Year 2000 issue arises because many computer systems use only two digits to represent the year portion of a date. As a result, these systems may fail to properly calculate dates and date-related computations at, around or after January 1, 2000, resulting in erroneous results or system failures.

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

With the acquisition of PST on June 2, 1999, additional products and systems must be integrated to the Company's Year 2000 Compliance Program. These efforts are expected to be completed by September 30, 1999.

The Company's total incremental cost of assessing and re-mediating its systems and product Year 2000 issues is estimated to be between $0.5 million and $1.0 million. Approximately $0.2 million has been expended as of March 31, 1999, with between $0.2 and $0.4 million in capital expenditures planned for the first nine months of fiscal year 2000.

While the Company is engaged in an ongoing Year 2000 assessment, it has not developed any contingency plans at this time. The completion of the ongoing assessment will include a determination of the need for, and nature and extent of any contingency plans.


Item 3  -  Quantitative and Qualitative Disclosures About Market Risk

There has not been a material change in the Company's exposure to interest rate and foreign currency risk since the date of the fiscal 1999 Form 10-K.

Although the Company and its subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar (except in Japan, where over 20 percent of sales generated in Japan are denominated in the yen), therefore reducing the foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. The Company cannot anticipate with certainty the effect of inflation on its operations. To date, inflation has not had a material impact on the Company's net sales or results of operations, however, with the industry's upturn currently underway; labor markets are tightening thus putting upward pressure on current labor costs. The Company's exposure to market risk for changes in interest rates relate primarily to the investment portfolio. The Company's investment portfolio consists of short-term, fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. To date, the change in interest rate markets has not had a material impact on the Company's results of operations or the market value of the Company's investments. There can be no assurance that foreign currency risk, inflation or interest rate risk will not be a material impact on the financial position, results of operations or cash flow of the Company in the future.

                         PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to the Company's SMART Traveler System(TM). The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company has violated federal antitrust laws and engaged in unfair competition. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company's motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the Company's breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted the Company's motion for reconsideration in the sense that it considered the merits of the Company's arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company intends to take an appeal. The trial date has since been vacated and the court has under submission whether it is obligated to proceed with any remaining matters. While it is not possible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these legal proceedings will not have a material adverse effect on the financial position of the Company.

Item 2.  Sale of Unregistered Securities

         In conjunction with the acquisition of Progressive System Technologies, Inc., the Company also completed a private placement of 625,000 shares of its Common Stock to eight institutional investors. The purpose of the private placement was to untaint shares of Common Stock to obtain pooling-of-interests accounting treatment for the acquisition of PST. The sale of such shares of common stock was deemed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D/Rule 506. The Company intends to file a registration statement, to be effective within 90 days. Thus permitting the resale of the securities.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                10.12 Employment and Compensation Agreement between Asyst Technologies, Inc. and Mihir Parikh, dated April 1, 1999

                27.1    Financial Data Schedule

         (b)  Form 8-K

                The Company filed a current report of Form 8-K relating to the acquisition by Asyst Technologies, Inc. ("Asyst") of Progressive System Technologies, Inc. and the private placement of 625,000 shares of Asyst common stock on June 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ASYST TECHNOLOGIES, INC.



Date:    August 16, 1999            By: /s/ Douglas J. McCutcheon
      ----------------------       ------------------------------
                                   Douglas J. McCutcheon
                                   Senior Vice President
                                   Chief Financial Officer

                                   Signing on behalf of the registrant
                                   and as the principal accounting and
                                   financial officer

                                 EXHIBIT INDEX



Exhibit Number    Description of Exhibit
--------------    ----------------------

   10.12 Employment and Compensation Agreement Between Asyst Technologies, Inc. and Mihir Parihk, dated April 1, 1999


   27.1           Financial Data Schedule