Form 10-Q
period 1999-09-30
ASYST TECHNOLOGIES INC /CA/
filed 1999-10-21
CIK 909326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        ---
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                      or

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

                             Yes   X     No  ____
                                  ---


The number of shares of the registrant's Common Stock, no par value, outstanding as of October 15, 1999 was 12,964,194.

                           ASYST TECHNOLOGIES, INC.


                                     INDEX

                                                                                         Page No.
                                                                                         --------
Part I.   Financial Information
          ---------------------

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets --
                       September 30, 1999 and March 31, 1999                                 2

                    Condensed Consolidated Statements of Operations --
                       Three Months Ended September 30, 1999 and
                       September 30, 1998 and Six Months Ended
                       September 30, 1999 and September 30, 1998                             3

                    Condensed Consolidated Statements of Cash Flows --
                       Six Months Ended September 30, 1999 and
                       September 30, 1998                                                    4

                    Notes to Condensed Consolidated Financial
                       Statements                                                            5

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                   12

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk               16

Part II.  Other Information

          Item 1.   Legal Proceedings                                                        17

          Item 4.   Submission of Matters to a Vote of Security Holders                      17

          Item 6.   Exhibits and Reports on Form 8-K                                         20

Signatures,                                                                                  21
----------

Exhibit Index                                                                                22
-------------

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                September 30,        March 31,
                                                                                    1999                1999
                                                                                -------------       -----------
                                                                                 (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                    $ 12,024           $  6,382
      Short-term investments                                                         18,682             29,380
      Accounts receivable, net                                                       29,614             14,511
      Inventories                                                                    23,789             19,373
      Deferred tax asset                                                             19,051             19,142
      Prepaid expenses and other current assets                                       3,836              3,474
                                                                                   --------           --------

           Total current assets                                                     106,996             92,262
                                                                                   --------           --------

Property and equipment, net                                                          13,562             12,923
Other assets, net                                                                    18,526             19,103
                                                                                   --------           --------

                                                                                   $139,084           $124,288
                                                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                            $     --           $  2,190
      Accounts payable                                                               14,266              5,055
      Accrued liabilities and other current liabilities                              10,460             10,051
      Income taxes payable                                                              642                676
      Customer deposits                                                               1,042              1,806
                                                                                   --------           --------

           Total current liabilities                                                 26,410             19,778
                                                                                   --------           --------

Long-term liabilities:
      Redeemable convertible preferred stock                                             --              5,000
      Long-term debt, net of current portion                                             --              2,876
                                                                                   --------           --------
           Total long-term liabilities                                                   --              7,876
                                                                                   --------           --------
           Total Liabilities                                                         26,410             27,654
                                                                                   --------           --------
Shareholders' equity:
      Common stock                                                                  135,716            111,851
      Accumulated deficit                                                           (23,042)           (15,217)
                                                                                   --------           --------

           Total shareholders' equity                                               112,674             96,634
                                                                                   --------           --------

                                                                                   $139,084           $124,288
                                                                                   ========           ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended              Six Months Ended
                                                                     September 30,                  September 30,
                                                               -------------------------     --------------------------
                                                                  1999          1998            1999            1998
                                                               ------------  -----------     ------------   -----------
                                                               (unaudited)   (unaudited)     (unaudited)    (unaudited)
Net sales                                                      $   40,696      $  18,900      $   67,782    $   56,341
Cost of sales                                                      22,327         15,450          38,167        35,174
                                                                ---------      ---------      ----------    ----------
Gross profit                                                       18,369          3,450          29,615        21,167
                                                                ---------      ---------      ----------    ----------
Operating expenses:
      Research and development                                      4,456          4,459           8,691         8,999
      Selling, general and administrative                          12,343         12,297          23,685        22,842
      In-process research and development of acquired
       businesses and product line                                  4,000          5,900           4,000         7,100
      Restructuring charge                                             --          2,922              --         2,922
                                                                ---------      ---------      ----------    ----------
           Total operating expenses                                20,799         25,578          36,376        41,863
                                                                ---------      ---------      ----------    ----------
Operating loss                                                     (2,430)       (22,128)         (6,761)      (20,696)
Other income, net                                                     299          1,131             285         1,486
                                                                ---------      ---------      ----------    ----------
Loss before provision (benefit) for income taxes                   (2,131)       (20,997)         (6,476)      (19,210)
Provision (benefit) for income taxes                                  635         (6,858)           (842)       (5,971)
                                                                ---------      ---------      ----------    ----------
           Net loss                                              $ (2,766)      $(14,139)      $  (5,634)    $ (13,239)
                                                                =========      =========      ==========    ==========
Basic and diluted loss per share                                 $  (0.22)      $  (1.20)      $   (0.45)    $   (1.11)
                                                                =========      =========      ==========    ==========
Shares used in per share calculation of
Basic and diluted loss per share                                   12,828         11,746          12,532        11,944
                                                                =========      =========      ==========    ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                    ------------------------------
                                                                                       1999               1998
                                                                                    -----------        -----------
                                                                                    (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $ (5,634)         $ (13,239)
     Adjustments to reconcile net loss to net cash provided by (used
     by) operating activities:
           Adjustment to conform year end of pooled company                              (2,290)                --
           Change in net assets/liabilities of discontinued operations                       --              1,078
           Depreciation and amortization                                                  3,504              3,130
           Change in provision for doubtful accounts                                         43               (883)
           Non-cash restructuring expense                                                    --                893
           Write-down of inventories                                                         --              1,837
           Tax benefit associated with employee option plans                                 --                 50
           Purchased in-process research and development of acquired                      4,000              7,100
           business and product line
     Changes in current assets and liabilities, net of acquisition of
         FluoroTrac(R) product line, Hine Design Incorporated and Palo Alto
         Technologies, Inc.:
               Accounts receivable                                                      (15,146)            16,035
               Inventories                                                               (4,406)            (1,088)
               Deferred tax asset                                                           198             (5,817)
               Prepaid expenses and other current assets                                   (342)               430
               Other assets, net                                                            317                 --
               Accounts payable                                                           9,235             (4,672)
               Accrued liabilities and other current liabilities                            476              1,092
               Income taxes payable                                                         (34)               674
               Customer deposits                                                           (764)              (311)
                                                                                        --------          ---------

                   Net cash provided by (used by) operating activities                  (10,843)             6,309
                                                                                        --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of short-term investments                                                 (64,047)           (26,050)
     Sale of short-term investments                                                      75,398             56,676
     Purchase of property, plant and equipment                                           (3,401)            (2,982)
     Increase in other assets                                                              (724)            (1,016)
     Cash used in the acquisition of the FluoroTrac(R) product line                          --             (2,794)
     Cash used in the acquisition of Hine Design Incorporated                                --            (12,433)
     Cash used in the acquisition of Palo Alto Technologies, Inc.                        (4,639)                --
                                                                                        --------          ---------

                   Net cash provided by (used by) investing activities                    2,587             11,401
                                                                                         --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash used in the reduction of debt assumed in the acquisition of
     Hine Design Incorporated                                                                --            (12,479)
     Principal payments on current and long-term debt                                   (10,066)            (1,090)
     Issuance of common stock                                                            23,964                919
     Cash used in the repurchase of common stock                                             --            (11,472)
                                                                                       --------          ---------

                   Net cash provided by (used by) financing activities                   13,898            (24,122)
                                                                                       --------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,642             (6,412)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            6,382             15,006
                                                                                       --------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 12,024          $   8,594
                                                                                       ========          =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. the ("Company"), a California corporation, and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. On June 2, 1999 the Company acquired Progressive System Technologies, Inc. ("PST") in a transaction accounted for using the pooling of interests accounting method. Accordingly, the restated condensed consolidated financial statements of the Company give retroactive effect to the merger with PST and all material inter-company transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 1999 included in its Annual Report on Form 10-K and Current Report on Form 8-K/A, dated August 16, 1999.


   Short-term Investments

     As of September 30, 1999 and March 31, 1999, the Company's short-term investments consisted of liquid debt investments with maturities, at the time of purchase, of one year or less and will remain classified as such until such time they are subsequently sold and converted to cash. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses (which have not been material to date), net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the six months in the period ended September 30, 1999. The cost of investments sold is based on specific identification. The Company does not intend to hold any individual securities for greater than one year.

Short-term investments by security type consist of the following (dollars in thousands):

                                                                                         Cost / Fair Value
                                                                               -----------------------------------
                                                                                 September 30,         March 31,
                                                                                      1999               1999
                                                                               -----------------   ---------------
                                                                                  (unaudited)
   Debt securities issued by states of the United States and political
     subdivisions of the states..............................................     $     --              $ 12,780

   Corporate debt securities.................................................       18,682                16,600
                                                                                  --------              --------
     Total                                                                        $ 18,682              $ 29,380
                                                                                  ========              ========

   Supplemental Statements of Cash Flows Disclosure

     Cash paid for interest and domestic and foreign income taxes was as follows (dollars in thousands):

                                                                                        Six Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                     1999               1998
                                                                                ---------------    ---------------
                                                                                  (unaudited)        (unaudited)
       Interest..............................................................      $     166          $    338
       Income taxes..........................................................      $      34          $    370

   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (dollars in thousands):

                                                                                September 30,        March 31,
                                                                                    1999               1999
                                                                               ---------------    ---------------
                                                                                  (unaudited)       (unaudited)
       Raw materials.........................................................      $ 19,852           16,119
       Work-in-process and finished goods....................................         3,937            3,254
                                                                                   --------         --------
         Total                                                                     $ 23,789         $ 19,373
                                                                                   ========         ========

   Intangible Assets

     The realizability of intangible assets, which are included in other assets, net, in the accompanying condensed consolidated balance sheets, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. The analyses involve a significant level of management judgment in order to evaluate the ability of the Company to perform within projections.

   Provision (Benefit) for Income Taxes

     The annual effective tax rate and benefit recorded for the three and six months ended September 30, 1998 does not reconize the full deferred benefit of the utilization of net operating loss of PST because there was uncertainty as to PST's ability to generate future taxable income. Absent this, our effective tax rate would have been 34.0 percent. The provision for income taxes for the three and six months ended September 30, 1999 reflects the impact of the in-process research and development charge of $4.0 million which for tax purposes is not deductible.

   Earnings (Loss) Per Share

     Earnings per share has been reported based upon Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of dilutive common equivalent shares outstanding. Dilutive common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, warrants and redeemable convertible preferred stock, using the treasury stock method.

     The following table sets forth the calculation of basic and diluted earnings per share (dollars in thousands, except share and per share amounts):

                                                             Three Months Ended            Six Months Ended
                                                                September 30,                September 30,
                                                             1999           1998           1999         1998
                                                        -------------  ------------   -------------  -------------
                                                         (unaudited)    (unaudited)    (unaudited)    (unaudited)
     Basic and diluted loss per share:
       Net loss...........................................   $(2,766)      $(14,139)      $(5,634)       $(13,239)
                                                             -------       --------       -------        --------
       Weighted average common shares.....................    12,828         11,746        12,532          11,944
                                                             -------       --------       -------        --------
             Basic and diluted loss per share.............   $ (0.22)      $  (1.20)      $ (0.45)       $  (1.11)
                                                             =======       ========       =======        ========

     Common share equivalents are anti-dilutive in all periods presented.

   Comprehensive Income

     In 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive
Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1999, requires companies to report a new measure of income
(loss). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company has not had any such material transactions or events during the periods and therefore comprehensive income (loss) is the same as the net income (loss) reported in the condensed consolidated financial statements.


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


RESTRUCTURING ACTIVITY

During the year ended March 31, 1999 the Company underwent significant restructuring of its operations to reduce its costs structure in response to the reduction in net sales activities. The Company also is in the process of completing the planned restructuring activities in Japan and Europe to reposition its activities to compete more effectively. In addition, the Company is repositioning its product offerings to eliminate low margin products, or software services that have high risks of failure. During the fiscal year ended March 31, 1999, the Company recorded a restructuring charge of approximately $5.5 million.

The following table summarizes restructuring charges and amounts incurred by geographic region as of September 30, 1999 (dollars in thousands):

                                                                      Expensed       Cash outlays          Ending
                                                                        as of           as of              Accrual
                                                                      March 31,      September 30,      September 30,
                                                                        1999            1999                1999
                                                                      ---------      -------------      ------------
     Europe:
       Severance...............................................          $1,732         $1,136             $ 596
       Facilities..............................................             336            235               101
       Other...................................................             437            182               255
     Japan:
       Severance...............................................             150            75                 75
       Other...................................................              35            --                 35
     US:
       Severance...............................................             700           690                 10
       Facilities..............................................             550           318                232
       Other...................................................           1,002           776                226
     Non-cash..................................................             600           N/A                N/A
                                                                         ------        ------             ------
        Total                                                            $5,542        $3,412             $1,530
                                                                         ======        ======             ======

As of September 30, 1999, the Company has severed all employees targeted in connection with the restructuring. The Company expects all cash payments to severed employees will be disbursed by December 31, 1999. Certain facilities and other restructuring costs may not be fully disbursed before the end of fiscal year ended March 31, 2000.

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

Net sales by geography were as follows (dollars in thousands):

                                                                         Three Months Ended          Six Months Ended
                                                                            September 30,              September 30,
                                                                         1999            1998        1999           1998
                                                                      -----------    -----------   -----------   -----------
                                                                      (unaudited)    (unaudited)   (unaudited)   (unaudited)
     United States.............................................         $17.3           $6.6          $29.6        $22.1
     Taiwan....................................................          10.9            6.9           20.9         23.1
     Singapore.................................................           3.0            0.3            4.3          1.5
     Japan.....................................................           8.2            3.7           10.8          6.6
     Europe....................................................           1.3            1.4            2.2          3.0
                                                                        -----          -----         ------       ------
         Total.................................................         $40.7          $18.9          $67.8        $56.3
                                                                       ======         ======         ======       ======

The net sales by product or service categories comprising the Company's net sales were as follows (dollars in thousands):

                                                                Three Months Ended          Six Months Ended
                                                                  September 30,               September 30,
                                                               1999          1998          1999          1998
                                                            -----------   -----------   -----------   -----------
                                                            (unaudited)   (unaudited)   (unaudited)   (unaudited)
     SMIF Systems......................................     $    28,064   $    11,221   $    46,629   $    38,122
     Non-SMIF Systems..................................           3,475         3,368         5,697         6,305
     SMART Traveler Systems............................           2,837         1,227         4,416         4,407
     Robotics..........................................           3,636            --         6,603         1,368
     Services & other..................................           2,684         3,084         4,437         6,139
                                                            -----------   -----------   -----------   -----------
         Total.........................................     $    40,696   $    18,900   $    67,782   $    56,341
                                                            ===========   ===========   ===========   ===========

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

In connection with the acquisition, approximately $1.2 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of FluoroTrac products or that the technology has any alternative future use, such in-process research and development was charged to expense in the six-month period ended September 30, 1998. As a result of the purchase price allocation, approximately $0.3 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a three to five year period. Management believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable.


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


ACQUISITION OF PROGRESSIVE SYSTEM TECHNOLOGIES, INC.

On June 2, 1999, the Company completed its acquisition of 100 percent of the common stock of PST, a Texas corporation, in exchange for 274,810 shares of common stock of the Company. In addition to the exchange of common stock in the merger, 225,190 shares of common stock of the Company were issued in exchange for $4.9 million of PST debt. PST manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition has been accounted for using the pooling of interests method of accounting. Accordingly, the accompanying condensed consolidated financial statements have been restated for all periods prior to the business combination. All material inter-company transactions between the Company and PST have been eliminated. Costs associated with the PST merger, which consist primarily of transaction costs amounted to approximately $0.1 million and were expensed during the current fiscal period ended. PST's fiscal year end was December 31. In accordance with Securities and Exchange Commission Rules, the condensed consolidated statements of operations and cash flows for the three-months ended June 30, 1998 have been restated to reflect the statement of operations and cash flows of PST. The condensed consolidated balance sheet, as of March 31, 1999, has also been restated to reflect the financial position of PST. PST's results of operations for the three-month period ended March 31, 1999 have been excluded from the reported results of operations and, therefore, have been added to the Company's accumulated deficit as of April 1, 1999. PST's net sales and net loss for the three month period ended March 31, 1999 were $1.5 million and $2.3 million, respectively.

The conforming of Asyst's and PST's accounting practices resulted in no adjustments to net income (loss) or shareholders' equity. Net sales and net income (loss) for the individual companies reported prior to the merger were as follows (dollars in thousands):


                                       Six Months Ended    Three Months Ended
                                         September 30,        September 30,
                                             1998                1998
                                          (unaudited)         (unaudited)
                                          -----------         ----------
     Net sales:
          Asyst Technologies, Inc......   $   50,036          $   15,963
          PST..........................        6,305               2,937
                                          ----------          ----------
     Total.............................   $   56,341          $   18,900
                                          ==========          ==========

     Net income (loss):
          Asyst Technologies, Inc......   $  (11,591)         $  (13,167)
          PST..........................       (1,648)               (972)
                                          ----------          ----------
     Total.............................   $  (13,239)         $  (14,139)
                                          ==========          ==========

In conjunction with the PST acquisition, the Company also completed a sale of 625,000 shares of its common stock to eight institutional investors. The shares issued in this transaction, which closed in May 1999, were priced at $18.00 per share, for aggregate proceeds of approximately $11.3 million. The purpose of this transaction was to untaint shares of common stock to obtain pooling of interests accounting treatment for the acquisition of PST. The proceeds were used for general corporate purposes.

ACQUISITION OF PALO ALTO TECHNOLOGIES, INC.

On August 27, 1999, the Company acquired all of the equity of Palo Alto Technologies, Inc., ("PAT") a California company formed in 1997 to develop and market a new concept wafer transport system for use in semiconductor manufacturing facilities, for $4.6 million consisting primarily of cash and the Company's common stock. Approximately $4.6 million of the purchase price in excess of the value of the net liabilities assumed was allocated to various intangible assets including $4.0 million allocated to in-process research and development which was expensed in the three month period ended September 30, 1999. The remain $0.6 million was assigned to goodwill which will be amortized over 5 years.

Dr. Parikh, the Company's Chairman and Chief Executive Officer and Mr. Bonora, the Company's Senior Vice President and Chief Technology Officer were selling securities holders of PAT. See "Related Parties Transactions".

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


STOCK REPURCHASE PROGRAM

On June 22, 1998, the Board of Directors of the Company, authorized a stock repurchase program whereby up to 2,000,000 shares of its Common Stock may be repurchased by the Company using existing cash, from time-to-time at market prices, and as market and business conditions warrant, in the open market, or in negotiated transactions. The Company utilized the remaining portion of the reacquired shares for reissuance in connection with certain employee stock programs. On June 3, 1999, in connection with the acquisition of PST, the Company rescinded the stock purchase program and reissued the remaining portion of the reacquired shares in May 1999.


RELATED PARTY TRANSACTIONS

In September 1997, we entered into an asset purchase agreement with PAT pursuant to which we sold to PAT intellectual property rights and office equipment which were owned or licensed by Asyst Automation, Inc., a discontinued operation, in consideration for quarterly earn-out payments, up to an aggregate of $2.0 million. In addition, PAT granted us the non-exclusive, worldwide right to distribute and sell any of PAT's products on PAT's most favorable distributor terms and conditions; except PAT could grant exclusive distribution rights to particular markets so long as such rights were first offered to Asyst and we did not accept the offer. We and PAT agreed that Dr. Parikh, the Chairman and Chief Executive Officer of Asyst and Mr. Bonora, the Senior Vice President and Chief Technology Officer of Asyst, could serve as the Chairman of PAT and an advisor to PAT, respectively, while employed full time by Asyst. In August 1999, we acquired all of the equity of PAT in a stock purchase transaction for approximately $3.7 million and the repayment of $0.8 million of debt. In addition we agreed to pay an earn out to certain PAT security holders based on future transport automation product revenue in excess of certain defined threshold amounts. Dr. Parikh received approximately $1.4 million in proceeds from the sale of his shares of PAT for which he had paid approximately $0.7 million. In addition Dr. Parikh received approximately $0.8 million for the repayment of a loan he made to PAT. Mr. Bonora received approximately $0.2 million in proceeds from the sale of his shares of PAT for which he had paid approximately $0.1 million. Neither Dr. Parikh nor Mr. Bonora are eligible to participate in the earn out payments to PAT shareholders.

As of September 30, 1999 and March 31, 1999, the Company held four notes receivable, with balances totaling $1,172,750, from two executive officers of the Company, which have resulted from advances made to the officers to assist in their relocation to California. The notes bear interest that ranges from 4.0 percent to 6.4 percent per annum and are fully secured by second deeds of trust on certain real property, as well as, other pledged securities of the Company owned by the officers, respectively. The notes, which are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, mature at various dates between September 1, 2002 and January 31, 2004.


LEGAL PROCEEDINGS

In October 1996, we filed a lawsuit against a number of defendants including Jenoptik-Infab, Inc. alleging infringement of two patents related to our SMART Traveler System and alleging breach of fiduciary duty and misappropriation of trade secrets and unfair business practices. The defendants filed counter claims alleging the patents invalid, unenforceable and not infringed and alleging that we had violated federal antitrust laws and engaged in unfair competition. In November 1998, the court granted defendants motion for partial summary judgment as to most of the patent infringement claims. In January 1999, the court granted our motion for leave to seek reconsideration of the November 1998 summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counter claim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. In June 1999, the court granted our motion for reconsideration in the sense that it considered the merits of our arguments, but did not change its prior summary judgment ruling and also granted summary judgment for defendants on the remaining patent infringement claim. We intend to take an appeal.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K.

Overview

      Our sales are tied to capital expenditures at wafer fabrication facilities. The majority of our revenues in any single quarter are typically derived from relatively few large customers, and our revenues will therefore fluctuate based on a number of factors, including:

    .  the timing of significant customer orders;

    .  the timing of product shipments;

    .  variations in the mix of products sold;

    .  the introduction of new products;

    .  changes in customer buying patterns;

    .  fluctuations in the semiconductor equipment market;

    .  the availability of key components; and

    .  general trends in the economy.

      In addition, due to production cycles and customer requirements, we often ship significant quantities of products in the last month of the quarter. This factor increases the risk of unplanned fluctuations in net sales since we have limited opportunity to take corrective actions should a customer reschedule a shipment or otherwise delay an order during the last month of the quarter.

      Fiscal year 1999 was significantly and adversely impacted by the worldwide drop in demand for semiconductor devices. The drop in demand resulted from a dramatic slowdown in the Asian economies and over-capacity of memory chip manufacturing. In response, many of our customers slashed capital expenditure budgets by 40 percent or more. Net sales decreased 49.0 percent from $182.3 million for the year ended March 31, 1998 to $92.9 million for the year ended March 31, 1999. In addition, in fiscal year 1999, we acquired the FluoroTrac Auto-ID product line from Flouroware, Inc. and HDI, enhancing our wafer tracking and robotics capabilities. The significant decline in net sales and the new acquisitions required us to undertake substantial restructuring activities to reduce costs and eliminate low margin products. Nevertheless, we experienced a net loss in fiscal year 1999 of $26.9 million compared to a record net income of $15.4 million in fiscal year 1998.

      In contrast, net sales for each of the quarters ended June 30, 1999 and September 30, 1999 have increased sequentially by over 45 percent over the prior quarter. Our book to bill ratios have improved and are higher than those reported for the industry. Whereas for most of the year ended March 31, 1999 we were dependent upon orders received and shipped during the same quarter, our current backlog of orders exceeds our manufacturing capacity for the quarter ended December 31, 1999. Many of our customers have announced significantly increased capital expenditure spending plans.

      In June 1999, we acquired all of the shares of PST, which manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition was accounted for as a pooling of interests. Accordingly, our consolidated financial statements for all periods presented have been restated to include the financial statements of PST.

      In August 1999, we acquired all of the shares of PAT, which is in the process of developing a continuous flow transport system for use in semiconductor manufacturing facilities. The transaction was accounted for as a purchase.

      In September 1999, we entered into an alliance with MECS to sell our products and provide local customer support in the Japanese market. We also acquired an option to purchase at least 66 2/3 percent of the equity securities of MECS, once MECS meets various operating performance levels and disposes of its non-semiconductor subsidiaries. If we were to acquire 66 2/3 percent of the equity securities of MECS, then we would spend approximately $9.9 million. If we were to acquire 100 percent of the equity securities of MECS, then we would spend approximately $14.9 million. As of March 31, 1999, MECS had long-term debt and bonds totaling approximately $34.0 million with interest rates ranging between 1.4 percent to 1.8 percent per annum.

Three and Six Months Ended September 30, 1998 and 1999

      The following table sets forth the percentage of net sales represented by consolidated statements of operations data for the periods indicated:

                                   Three Months Ended     Six Months Ended
                                     September 30,          September 30,
                                   ---------------------  -------------------
                                     1998        1999       1998       1999
                                   ---------   ---------  --------   --------
Net sales.........................     100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales.....................      81.8       54.9       62.4       56.3
                                   ---------   --------   --------   --------
  Gross profit....................      18.2       45.1       37.6       43.7
                                   ---------   --------   --------   --------
Operating expenses:
  Research and development........      23.6       11.0       16.0       12.8
  Selling, general and
   administrative.................      65.1       30.3       40.5       34.9
  In-process research and
   development of acquired
   businesses and product line....      31.2        9.8       12.6        5.9
  Restructuring charge............      15.4         --        5.2         --
                                   ---------   --------   --------   --------
    Total operating expenses......     135.3       51.1       74.3       53.6
                                   ---------   --------   --------   --------
    Operating income (loss).......    (117.1)      (6.0)     (36.7)      (9.9)
Other income, net.................       6.0        0.7        2.6        0.4
                                   ---------   --------   --------   --------
Income (loss) before provision
 (benefit) for income taxes.......    (111.1)      (5.3)     (34.1)      (9.5)
Provision (benefit) for income
 taxes............................     (36.3)       1.5      (10.6)      (1.2)
                                   ---------   --------   --------   --------
Net income (loss).................     (74.8)%     (6.8)%    (23.5)%     (8.3)%
                                   =========   ========   ========   ========

Results of Operations

      Net Sales. Net sales increased 115.3 percent from $18.9 million for the three months ended September 30, 1998, to $40.7 million for the three months ended September 30, 1999. Net sales increased 20.3 percent from $56.3 million for the six months ended September 30, 1998 to $67.8 million for the six months ended September 30, 1999. The increase in net sales for the three and six months ended September 30, 1999 is due to increased demand for our products as capital expenditures of semiconductor manufacturers have increased to add capacity.

      International sales have increased in terms of dollars of net sales but decreased as a percent of net sales for the six months ended September 30, 1999 compared to the six month ended September 30, 1998. This is partly due to the influence of the acquisition of HDI in August 1998 which sells primarily to OEMs in the

United States. International sales by region for the six months ended September 30, 1998 and 1999, are summarized as follows:

                        Six Months Ended September  Six Months Ended September
                                 30, 1998                    30, 1999
                        --------------------------- ---------------------------
     Geographic           Net Sales   Percentage of   Net Sales   Percentage of
       Region           (in millions)   Net Sales   (in millions)   Net Sales
     ----------         ------------- ------------- ------------- -------------
     Taiwan............     $23.1         41.0%         $20.9         30.8%
     Japan.............       6.6         11.7           10.8         15.9
     Singapore.........       1.5          2.7            4.3          6.4
     Europe............       3.0          5.3            2.2          3.2
                            -----         ----          -----         ----
                            $34.2         60.7%         $38.2         56.3%
                            =====         ====          =====         ====

Our results of operations have not been adversely affected by currency exchange rates because we have invoiced substantially all of our international sales in United States dollars, except in Asyst KK, our Japanese subsidiary, where over 20 percent of its sales are denominated in the yen. However, there can be no assurance that our results of operations will not be adversely affected by such fluctuations in the future.

      We have experienced cancellations and delays of orders in the past, particularly during fiscal year 1999, while the industry was undergoing a significant downturn. During the six months ended September 30, 1999, cancellation and delays were not significant. Given the cyclical nature of the semiconductor industry, we can give no assurance that there will not be future cancellations or delays in orders.

      Gross Margin. Gross margin increased from 18.2 percent of net sales for the three months ended September 30, 1998, to 45.1 percent of net sales for the three months ended September 30, 1999. Gross margin increased from 37.6 percent of net sales for the six months ended September 30, 1998 to 43.7 percent of net sales for the six months ended September 30, 1999. The primary contributor to the increase in the gross margin for the three and six months ended September 30, 1999 was the increase in net sales without increasing indirect manufacturing costs at the rate net sales increased. Gross margin also improved as a result of the impact of cost reduction efforts we undertook during the past year, offset somewhat by lower gross margins in our robotics products added to our portfolio of products by the acquisition of HDI in August 1998. It remains our goal to improve gross margins as a percentage of net sales in the future through reduction of direct manufacturing costs and increase the leverage of the indirect manufacturing through higher net sales.

      Research and Development. Research and development expenses were $4.5 million for the three months ended September 30, 1998 and 1999. Research and development expenses decreased 3.4 percent from $9.0 million for the six months ended September 30, 1998, to $8.7 million for the six months ended
September 30, 1999. The dollar decrease for the six months ended September 30, 1999 from the six months ended September 30, 1998 is because of our cost reduction efforts in response to a sharp decline in sales. Research and development expenses decreased as a percentage of net sales from 23.6 percent for the three months ended September 30, 1998 to 10.9 percent for the three months ended September 30, 1999 and decreased as a percentage of net sales from
16.0 percent for the six months ended September 30, 1998 to 12.8 percent for the six months ended September 30, 1999. The decrease in research and development expenses as a percentage of net sales for the comparative three and six month periods is due primarily to the increase in our net sales. We expect that our research and development expenses may increase in future periods, but will fluctuate as a percentage of net sales.

      Selling, General and Administrative. Selling, general and administrative expenses were $12.3 million for the three months ended September 30, 1998 and 1999. Selling, general, and administrative expenses increased 3.9 percent from $22.8 million for the six months ended September 30, 1998, to $23.8 million for the six months ended September 30, 1999. Selling, general and administrative expenses have increased because of the impact of the acquisition of HDI in August 1998, staffing additions in response to the increase in our sales and higher commission expenses related to our increase in net sales. The decrease in selling, general and administrative expenses as a percentage of net sales is due primarily to the increase in net sales in both the three and six month comparative periods. We expect that selling, general and administrative expenses may increase in future periods, although the spending may vary as a percentage of net sales.

      In-process Research and Development of Acquired Businesses and Product Line. In April 1998, we completed the acquisition of the FluoroTrac product line from Fluoroware. The transaction was completed in the three months ended June 30, 1998. In connection with the acquisition of FluoroTrac, we recorded a write-off of $1.2 million of in-process research and development for the three months ended June 30, 1998. The remaining excess cost of purchase price over net assets acquired, approximately $0.3 million, is being amortized over periods of three to five years.

      In July 1998, we acquired HDI using the purchase method of accounting. In connection with the acquisition of HDI, we recorded a write-off of $5.9 million of purchased in-process research and development costs for the three months ended September 30, 1998. In addition, approximately $18.4 million of the purchase price in excess of the value of net liabilities we assumed were allocated to various intangible assets, which are being amortized over periods of four to fourteen years, with a dollar average life of ten years. For the three months ended September 30, 1999, a charge for amortization relating to these intangibles, approximately $0.6 million, was included in our selling, general and administrative expenses.

      In August 1999, we acquired PAT using the purchase method of accounting. In connection with the acquisition of PAT, we recorded a write off of $4.0 million of purchased in-process research and development costs for the three months ended September 30, 1999. In addition, approximately $0.6 million of the purchase price in excess of the value of the net liabilities we assumed were allocated to goodwill, which is being amortized over five years. The purchased in-process research and development and goodwill does not result in a tax benefit.

      Restructuring Charge. For the three months ended September 30, 1998, in response to the reductions in capital spending by semiconductor manufacturers, we undertook a formal plan to lower our cost structure and reorganize to more effectively manufacture, market and sell our portfolio of products and value added services. The restructuring effort consisted of the closure of two of our facilities in the United States during the three months ended December 31, 1998 and the closure and downsizing of certain facilities in Europe for the three months ended March 31, 1999. In addition, management of the software product line was streamlined eliminating one level of management and administrative activities, which were deemed redundant.

      Other Income, Net. Other income, net, includes interest income, interest expense, foreign exchange gain and loss, which has not been material, and royalty income. Other income, net, decreased from $1.1 million for the three months ended September 30, 1998 to $0.3 million for the three months ended September 30, 1999. Other income, net, decreased from $1.5 million for the six months ended September 30, 1998 to $0.3 million for the six months ended September 30, 1999. Our average cash, cash equivalents and short-term investments balance for the six months ended September 30, 1998 was approximately $67.0 million compared to $33.2 million for the six months ended September 30, 1999. Our average current and long-term debt balance was $10.3 million for the six months ended September 30, 1998, while we had no debt outstanding for the six months ended September 30, 1999.

      Provision (Benefit) for Income Taxes. We reported a benefit for income taxes of $6.9 million and a provision for income taxes of $0.6 million for the three months ended September 30, 1998 and 1999, respectively. For the six months ended September 30, 1998 and 1999, we reported a benefit for income taxes of $6.0 million and $0.8 million, respectively. The effective income tax rates for the three and six month periods in 1998 were impacted by the acquisition of PST. The annual effective tax rates and benefits recorded for the three and six months ended September 30, 1998 do not recognize the full deferred benefits of the utilization of net operating losses of PST because there was uncertainty as to PST's ability to generate future taxable income. Absent the restatement of earnings to reflect the pooling of interests related to PST for the three and six months ended September 30, 1998, our effective tax rate would have been 34.0 percent. The provision for income taxes for the three months ended September 30, 1999 reflects the non-deductible charge of $4.0 million related to the acquisition of PAT in August 1999. The annual estimated effective tax rate and benefit recorded for the six months ended September 30, 1999, reflect the nondeductible charge of $4.0 million related to the acquisition of PAT in August 1999. Additionally, the benefit for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates, the lack of Foreign Sales Corporation benefit due to net operating losses for the six months ended September 30, 1999 and limitations on state net operating loss carryforwards.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Although we operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar therefore reducing the foreign currency risk, except in Japan, where over 20 percent of sales generated are denominated in the yen. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. We cannot anticipate with certainty the effect of inflation on our operations. To date, inflation has not had a material impact on our net sales or results of operations, however, with the industry's upturn currently underway; labor markets are tightening thus putting upward pressure on current labor costs. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. Our investment portfolio consists of short-term, fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. To date, the change in interest rate markets has not had a material impact on our results of operations or the market value of our investments. There can be no assurance that foreign currency risk, inflation or interest rate risk will not have a material impact on our financial position, results of operations or cash flow in the future.

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           In October 1996, we filed a lawsuit against a number of defendants including Jenoptik-Infab, Inc. alleging infringement of two patents related to our SMART Traveler System and alleging breach of fiduciary duty and misappropriation of trade secrets and unfair business practices. The defendants filed counter claims alleging the patents invalid, unenforceable and not infringed and alleging that we had violated federal antitrust laws and engaged in unfair competition. In November 1998, the court granted defendants motion for partial summary judgment as to most of the patent infringement claims. In January 1999, the court granted our motion for leave to seek reconsideration of the November 1998 summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counter claim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. In June 1999, the court granted our motion for reconsideration in the sense that it considered the merits of our arguments, but did not change its prior summary judgment ruling and also granted summary judgment for defendants on the remaining patent infringement claim. We intend to take an appeal.

Item 4.  Submission of Matters to a Vote of Security Holders

           The annual meeting of shareholders of Asyst Technologies, Inc. was held on September 2, 1999 for the purpose of (1) electing directors to the Company's Board of Directors to serve a one-year term expiring on the date of the Company's 2000 annual meeting of the shareholders and until his successor is elected and qualified, (2) to approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 50,000,000 shares (5) to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 2000 (4) to transact such other business as may properly come before the meeting or any adjournment or postponement thereof. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management's solicitations. The final vote on the proposals were recorded as follows:

           Proposal 1:
           ----------

           Mihir Parikh was elected to the board of directors for a one-year term with 9,896,235 votes for and 548,061 votes against.

           Stanley Grubel was elected to the board of directors for a one-year term with 9,9002,683 votes for and 541,613 votes against.

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

           Tsuyoshi Kawanishi was elected to the board of directors for a one-year term with 9,906,383 votes for and 537,913 votes against.

           Ashok K. Sinha was elected to the board of directors for a one-year term with 9,902,883 votes for and 541,413 votes against.

           Walter K. Wilson was elected to the board of directors for a one-year term with 9,906,433 votes for and 537,863 votes against.

           Proposal 2:
           ----------

           To approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 to 50,000,000 shares

                                                               BROKERED
               "FOR"        "AGAINST"        "ABSTAIN"        "NON-VOTES"
              -------      -----------      -----------      -------------
             9,137,231      1,297,692          9,373               --

           Proposal 3:
           ----------

           The selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 2000 was ratified by the following vote:


                                                               BROKERED
               "FOR"        "AGAINST"        "ABSTAIN"        "NON-VOTES"
              -------      -----------      -----------      -------------
            10,387,734       30,027           26,535               --

Item 6.    Exhibits and Reports on Form 8-K


       (a) Exhibits

                2.3 Stock Purchase Agreement among the Company, Palo Alto Technologies, Inc. ("PAT"), the shareholders of PAT and the optionholders of PAT, dated August 27, 1999.

                3.1     Amended and Restated Articles of Incorporation of the
                        Company.

                3.2 Certificate of Amendment of the Amended and Restated Articles of Incorporation.

                10.14 Lease Agreement between Aetna Life Insurance Company and Hine Design, Inc., dated August 4, 1995.

                10.15 Industrial Space Lease Agreement between PEN Associates and Asyst Technologies, Inc., dated November 13, 1995.

                10.16 Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc., dated November 20, 1995.

                10.17 Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.

                10.18 Industrial Space Lease Agreement between PEN Associates and Asyst Technologies, Inc., dated December 14, 1997.

                10.19 Separation Agreement between Asyst Technologies, Inc. and William B. Leckonby, dated November 9, 1998.

                10.20 Amendment to Lease between Kato Road Partners and Asyst Technologies, Inc., dated July 30, 1999.

                10.21 Cooperation Agreement between MECS Corporation and Asyst Technologies, Inc., dated August 5, 1999.

                27.1    Financial Data Schedule


       (b) Form 8-K

The Company filed a current report on Form 8-K/A relating to the amendment and restatement of Asyst Technologies, Inc.'s (the "Company") Consolidated Balance Sheets as of March 31, 1999 and 1998 and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for the years ended March 31, 1999, 1998 and 1997 to reflect the pooling of interests for accounting purposes of the Company's acquisition of Progressive System Technologies, Inc. ("PST") pursuant to an Agreement and Plan of Merger and Reorganization dated June 2, 1999, including an update to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in connection with the filing of the foregoing restated financial statements, dated August 16, 1999.

                                  SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ASYST TECHNOLOGIES, INC.



Date:    October 21, 1999                By:   /s/ Douglas J. McCutcheon
      -----------------------                ----------------------------
                                               Douglas J. McCutcheon
                                               Senior Vice President
                                               Chief Financial Officer

                                               Signing on behalf of the
                                               registrant and as the principal
                                               accounting and financial officer

                                 EXHIBIT INDEX




Exhibit Number     Description of Exhibit
--------------     ----------------------

      2.3 Stock Purchase Agreement among the Company, Palo Alto Technologies, Inc. ("PAT"), the shareholders of PAT and the option holders of PAT, dated August 27, 1999.

      3.2 Certificate of Amendment of the Amended and Restated Articles of Incorporation.

     10.14 Lease Agreement between Aetna Life Insurance Company and Hine Design, Inc., dated August 4, 1995.

     10.15 Industrial Space Lease Agreement between PEN Associates and Asyst Technologies, Inc., dated November 13, 1995.

     10.16 Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc., dated November 20, 1995.

     10.17 Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.

     10.18 Industrial Space Lease Agreement between PEN Associates and Asyst Technologies, Inc., dated December 14, 1997.

     10.19 Separation Agreement between Asyst Technologies, Inc. and William B. Leckonby, dated November 9, 1998.

     10.20 Amendment to Lease between Kato Road Partners and Asyst Technologies, Inc., dated July 30, 1999.

     10.21 Cooperation Agreement between MECS Corporation and Asyst Technologies, Inc., dated August 5, 1999.

     27.1          Financial Data Schedule