Form 10-Q/A
period 1999-09-30
ASYST TECHNOLOGIES INC /CA/
filed 1999-10-29
CIK 909326

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 Form 10-Q/A

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
          ---------------------

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets --
                       September 30, 1999 and March 31, 1999                                 2

                    Condensed Consolidated Statements of Operations --
                       Three Months Ended September 30, 1999 and
                       September 30, 1998 and Six Months Ended
                       September 30, 1999 and September 30, 1998                             3

                    Condensed Consolidated Statements of Cash Flows --
                       Six Months Ended September 30, 1999 and
                       September 30, 1998                                                    4

                    Notes to Condensed Consolidated Financial
                       Statements                                                            5

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                   12

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk               16

Part II.  Other Information

          Item 1.   Legal Proceedings                                                        17

          Item 4.   Submission of Matters to a Vote of Security Holders                      17

          Item 6.   Exhibits and Reports on Form 8-K                                         18

Signatures,                                                                                  19
----------

Exhibit Index                                                                                20
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

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                    ------------------------------
                                                                                       1999               1998
                                                                                    -----------        -----------
                                                                                    (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $ (5,634)         $ (13,239)
     Adjustments to reconcile net loss to net cash provided by (used
     by) operating activities:
           Adjustment to conform year end of pooled company                              (2,290)                --
           Change in net assets/liabilities of discontinued operations                       --              1,078
           Depreciation and amortization                                                  3,504              3,130
           Change in provision for doubtful accounts                                         43               (883)
           Non-cash restructuring expense                                                    --                893
           Write-down of inventories                                                         --              1,837
           Tax benefit associated with employee option plans                                 --                 50
           Purchased in-process research and development of acquired                      4,000              7,100
           businesses and product line
     Changes in current assets and liabilities, net of acquisition of
         FluoroTrac(R) product line, Hine Design Incorporated and Palo Alto
         Technologies, Inc.:
               Accounts receivable                                                      (15,146)            16,035
               Inventories                                                               (4,406)            (1,088)
               Deferred tax asset                                                           198             (5,817)
               Prepaid expenses and other current assets                                   (342)               430
               Other assets, net                                                            317                 --
               Accounts payable                                                           9,235             (4,672)
               Accrued liabilities and other current liabilities                            476              1,092
               Income taxes payable                                                         (34)               674
               Customer deposits                                                           (764)              (311)
                                                                                        --------          ---------

                   Net cash provided by (used by) operating activities                  (10,843)             6,309
                                                                                        --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of short-term investments                                                 (64,047)           (26,050)
     Sale of short-term investments                                                      75,398             56,676
     Purchase of property, plant and equipment                                           (3,401)            (2,982)
     Increase in other assets                                                              (724)            (1,016)
     Cash used in the acquisition of the FluoroTrac(R) product line                          --             (2,794)
     Cash used in the acquisition of Hine Design Incorporated                                --            (12,433)
     Cash used in the acquisition of Palo Alto Technologies, Inc.                        (4,639)                --
                                                                                        --------          ---------

                   Net cash provided by (used by) investing activities                    2,587             11,401
                                                                                         --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash used in the reduction of debt assumed in the acquisition of
     Hine Design Incorporated                                                                --            (12,479)
     Principal payments on current and long-term debt                                   (10,066)            (1,090)
     Issuance of common stock                                                            23,964                919
     Cash used in the repurchase of common stock                                             --            (11,472)
                                                                                       --------          ---------

                   Net cash provided by (used by) financing activities                   13,898            (24,122)
                                                                                       --------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,642             (6,412)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            6,382             15,006
                                                                                       --------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 12,024          $   8,594
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

   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (dollars in thousands):

                                                                                September 30,        March 31,
                                                                                    1999               1999
                                                                               ---------------    ---------------
                                                                                  (unaudited)
       Raw materials.........................................................      $ 19,852         $ 16,119
       Work-in-process and finished goods....................................         3,937            3,254
                                                                                   --------         --------
         Total                                                                     $ 23,789         $ 19,373
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

   Provision (Benefit) for Income Taxes

     The annual effective tax rate and benefit recorded for the three and six months ended September 30, 1998 does not recognize the full deferred benefit of the utilization of net operating loss of PST because there was uncertainty as to PST's ability to generate future taxable income. Absent this, our effective tax rate would have been 34.0 percent. The provision for income taxes for the three and six months ended September 30, 1999 reflects the impact of the in-process research and development charge of $4.0 million which for tax purposes is not deductible.

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

The following table summarizes restructuring charges and amounts incurred by geographic region as of September 30, 1999 (dollars in thousands):

                                                                      Expensed       Cash outlays          Ending
                                                                        as of           as of              Accrual
                                                                      March 31,      September 30,      September 30,
                                                                        1999            1999                1999
                                                                      ---------      -------------      ------------
                                                                                      (unaudited)       (unaudited)
     Europe:
       Severance...............................................          $1,732        $1,136              $ 596
       Facilities..............................................             336           235                101
       Other...................................................             437           182                255
     Japan:
       Severance...............................................             150            75                 75
       Other...................................................              35            --                 35
     US:
       Severance...............................................             700           690                 10
       Facilities..............................................             550           318                232
       Other...................................................           1,002           776                226
     Non-cash..................................................             600           N/A                N/A
                                                                         ------        ------             ------
        Total                                                            $5,542        $3,412             $1,530
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

Net sales by geography were as follows (dollars in millions):

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

ACQUISITION OF PALO ALTO TECHNOLOGIES, INC.

On August 27, 1999, the Company acquired all of the equity of Palo Alto Technologies, Inc., ("PAT") a California company formed in 1997 to develop and market a new concept wafer transport system for use in semiconductor manufacturing facilities, for $4.6 million consisting primarily of cash and the Company's common stock. Approximately $4.6 million of the purchase price in excess of the value of the net liabilities assumed was allocated to various intangible assets including $4.0 million allocated to in-process research and development which was expensed in the three month period ended September 30, 1999. The remaining $0.6 million was assigned to goodwill which will be amortized over 5 years.

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


RELATED PARTY TRANSACTIONS

In September 1997, we entered into an asset purchase agreement with PAT pursuant to which we sold to PAT intellectual property rights and office equipment which were owned or licensed by Asyst Automation, Inc., a discontinued operation, in consideration for quarterly earn-out payments, up to an aggregate of $2.0 million. In addition, PAT granted us the non-exclusive, worldwide right to distribute and sell any of PAT's products on PAT's most favorable distributor terms and conditions; except PAT could grant exclusive distribution rights to particular markets so long as such rights were first offered to Asyst and we did not accept the offer. We agreed that Mihir Parikh, our Chairman of the Board and Chief Executive Officer, and Anthony Bonora, our Senior Vice President, Research and Development and Chief Technology Officer, could serve as the Chairman of PAT and an advisor to PAT, respectively, provided that they continued to meet their obligations as full time employees of Asyst. In August 1999, we acquired all of the equity of PAT in a stock purchase transaction for approximately $3.7 million, the repayment of $0.8 million of debt and earn-out payments to certain PAT security holders based on future transport automation product revenue in excess of certain defined threshold amounts. Dr. Parikh received approximately $1.4 million in proceeds from the sale of his shares of PAT for which he had paid approximately $0.7 million. In addition
Dr. Parikh received approximately $0.8 million for the repayment of a loan he had made to PAT. Mr. Bonora received approximately $0.2 million in proceeds from the sale of his shares of PAT for which he had paid approximately $0.1 million. Neither Dr. Parikh nor Mr. Bonora participated in the negotiation of this transaction by Asyst, nor are they eligible to participate in the earn-out payments to PAT shareholders.

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

      In September 1999, we entered into an alliance with MECS to sell our products and provide local customer support in the Japanese market. We also have an option to purchase at least 66 2/3 percent of the common stock of MECS, once MECS meets various operating performance levels and disposes of its non-core subsidiaries. If we were to acquire 66 2/3 percent of the common stock of MECS, then we would spend approximately $9.9 million. If we were to acquire 100 percent of the common stock of MECS, then we would spend approximately $14.9 million. As of March 31, 1999, MECS had long-term debt and bonds totaling approximately $34.0 million with interest rates ranging between 1.4 percent to
1.8 percent per annum.


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
                            =====         ====          =====         ====

Our results of operations have not been adversely affected by currency exchange rates because we have invoiced substantially all of our international sales in United States dollars. However, there can be no assurance that our results of operations will not be adversely affected by such fluctuations in the future.

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

      Selling, General and Administrative. Selling, general and administrative expenses were $12.3 million for the three months ended September 30, 1998 and 1999. Selling, general, and administrative expenses increased 3.7 percent from $22.8 million for the six months ended September 30, 1998, to $23.7 million for the six months ended September 30, 1999. Selling, general and administrative expenses have increased because of the impact of the acquisition of HDI in August 1998, staffing additions in response to the increase in our sales and higher commission expenses related to our increase in net sales. The decrease in selling, general and administrative expenses as a percentage of net sales is due primarily to the increase in net sales in both the three and six month comparative periods. We expect that selling, general and administrative expenses may increase in future periods, although the spending may vary as a percentage of net sales.

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

      In August 1999, we acquired PAT using the purchase method of accounting. In connection with the acquisition of PAT, we recorded a write off of $4.0 million of purchased in-process research and development costs for the three months ended September 30, 1999. In addition, approximately $0.6 million of the purchase price in excess of the value of the net liabilities we assumed were allocated to goodwill, which is being amortized over five years. The purchased in-process research and development and goodwill do not result in a tax benefit.

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

      Other Income, Net. Other income, net, includes interest income, interest expense, foreign exchange gain and loss, which has not been material, and royalty income. Other income, net, decreased from $1.1 million for the three months ended September 30, 1998 to $0.3 million for the three months ended September 30, 1999. Other income, net, decreased from $1.5 million for the six months ended September 30, 1998 to $0.3 million for the six months ended September 30, 1999. Our average cash, cash equivalents and short-term investments balance for the six months ended September 30, 1998 was approximately $67.0 million compared to $33.2 million for the six months ended September 30, 1999. Our average current and long-term debt balance was $5.8 million for the six months ended September 30, 1998, while we had no debt outstanding for the six months ended September 30, 1999.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Although we operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar therefore reducing the foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. We cannot anticipate with certainty the effect of inflation on our operations. To date, inflation has not had a material impact on our net sales or results of operations, however, with the industry's upturn currently underway; labor markets are tightening thus putting upward pressure on current labor costs. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. Our investment portfolio consists of short-term, fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. To date, the change in interest rate markets has not had a material impact on our results of operations or the market value of our investments. There can be no assurance that foreign currency risk, inflation or interest rate risk will not have a material impact on our financial position, results of operations or cash flow in the future.

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

Item 6.    Exhibits and Reports on Form 8-K


       (a) Exhibits

                2.3* Stock Purchase Agreement among the Company, Palo Alto Technologies, Inc. ("PAT"), the shareholders of PAT and the optionholders of PAT, dated August 27, 1999.

                3.1* Amended and Restated Articles of Incorporation of the Company.

                3.2* Certificate of Amendment of the Amended and Restated Articles of Incorporation.

                10.14* Lease Agreement between Aetna Life Insurance Company and Hine Design, Inc., dated August 4, 1995.

                10.15* Industrial Space Lease Agreement between PEN Associates and Asyst Technologies, Inc., dated November 13, 1995.

                10.16* Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc., dated November 20, 1995.

                10.17* Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.

                10.18* Industrial Space Lease Agreement between PEN Associates and Asyst Technologies, Inc., dated December 14, 1997.

                10.19* Separation Agreement between Asyst Technologies, Inc. and William B. Leckonby, dated November 9, 1998.

                10.20* Amendment to Lease between Kato Road Partners and Asyst Technologies, Inc., dated July 30, 1999.

                10.21* Cooperation Agreement between MECS Corporation and Asyst Technologies, Inc., dated August 5, 1999.

                27.1*   Financial Data Schedule

* Previously filed.

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


                            ASYST TECHNOLOGIES, INC.



Date:    October 28, 1999                By:   /s/ Douglas J. McCutcheon
      -----------------------                ----------------------------
                                               Douglas J. McCutcheon
                                               Senior Vice President
                                               Chief Financial Officer

                                               Signing on behalf of the
                                               registrant and as the principal
                                               accounting and financial officer

                                 EXHIBIT INDEX




Exhibit Number     Description of Exhibit
--------------     ----------------------

      2.3* Stock Purchase Agreement among the Company, Palo Alto Technologies, Inc. ("PAT"), the shareholders of PAT and the option holders of PAT, dated August 27, 1999.

      3.2* Certificate of Amendment of the Amended and Restated Articles of Incorporation.

     10.14* Lease Agreement between Aetna Life Insurance Company and Hine Design, Inc., dated August 4, 1995.

     10.15* Industrial Space Lease Agreement between PEN Associates and Asyst Technologies, Inc., dated November 13, 1995.

     10.16* Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc., dated November 20, 1995.

     10.17* Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.

     10.18* Industrial Space Lease Agreement between PEN Associates and Asyst Technologies, Inc., dated December 14, 1997.

     10.19* Separation Agreement between Asyst Technologies, Inc. and William B. Leckonby, dated November 9, 1998.

     10.20* Amendment to Lease between Kato Road Partners and Asyst Technologies, Inc., dated July 30, 1999.

     10.21* Cooperation Agreement between MECS Corporation and Asyst Technologies, Inc., dated August 5, 1999.

     27.1*         Financial Data Schedule

* Previously filed.