Form 10-Q
period 1999-12-31
ASYST TECHNOLOGIES INC /CA/
filed 2000-02-14
CIK 909326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        ----
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999

                                      or

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

                             Yes     X     No
                                   -----      _____

The number of shares of the registrant's Common Stock, no par value, outstanding as of February 8, 2000 was 30,929,942.

                           ASYST TECHNOLOGIES, INC.



                                     INDEX


                                                                                              Page No.
                                                                                              --------
Part I.    Financial Information
           ---------------------

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets --
                           December 31, 1999 and March 31, 1999                                  2

                      Condensed Consolidated Statements of Operations --
                           Three Months Ended December 31, 1999 and
                           December 31, 1998 and Nine  Months Ended
                           December 31, 1999 and December 31, 1998                               3

                      Condensed Consolidated Statements of Cash Flows --
                           Nine  Months Ended December 31, 1999 and
                           December 31, 1998                                                     4

                      Notes to Condensed Consolidated Financial
                           Statements                                                            5

           Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   13

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 17

Part II.   Other Information
           -----------------

           Item 1.    Legal Proceedings                                                          18

           Item 6.    Exhibits and Reports on Form 8-K                                           18

Signatures                                                                                       19
----------

Exhibit Index                                                                                    20
-------------

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                December 31,         March 31,
                                                                                    1999                1999
                                                                                --------------      ------------
                                                                                 (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                   $    95,291         $    6,382
      Short-term investments                                                           11,960             29,380
      Accounts receivable, net                                                         44,911             14,511
      Inventories                                                                      34,616             19,373
      Deferred tax asset                                                               16,238             19,142
      Prepaid expenses and other current assets                                         7,063              3,474
                                                                                -------------       ------------
           Total current assets                                                       210,079             92,262
                                                                                -------------       ------------

Property and equipment, net                                                            15,181             12,923
Other assets, net                                                                      20,117             19,103
                                                                                -------------       ------------
                                                                                   $  245,377         $  124,288
                                                                                =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                         $          --        $     2,190
      Accounts payable                                                                 22,554              5,055
      Accrued liabilities and other current liabilities                                13,260             10,051
      Income taxes payable                                                                685                676
      Customer deposits                                                                 3,521              1,806
                                                                                -------------       ------------
           Total current liabilities                                                   40,020             19,778
                                                                                -------------       ------------
Long-term liabilities:
      Redeemable convertible preferred stock                                               --              5,000
      Long-term debt, net of current portion                                               --              2,876
                                                                                -------------       ------------
           Total long-term liabilities                                                     --              7,876
                                                                                -------------       ------------
           Total liabilities                                                           40,020             27,654
                                                                                -------------       ------------
Shareholders' equity:
      Common stock                                                                    222,657            111,851
      Accumulated deficit                                                             (17,300)           (15,217)
                                                                                -------------       ------------
           Total shareholders' equity                                                 205,357             96,634
                                                                                -------------       ------------
                                                                                   $  245,377         $  124,288
                                                                                =============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited; In thousands, except share and per share amounts)

                                                           Three Months Ended              Nine Months Ended
                                                               December 31,                  December 31,
                                                         ------------------------       ------------------------
                                                             1999          1998              1999         1998
                                                         -----------    ---------       ---------     ----------
Net sales                                                $   63,816     $  17,911       $ 131,598     $   74,252
Cost of sales                                                34,505        11,577          72,672         46,751
                                                         ----------     ---------       ---------     ----------
Gross profit                                                 29,311         6,334          58,926         27,501
                                                         ----------     ---------       ---------     ----------
Operating expenses:
      Research and development                                5,298         4,523          13,989         13,522
      Selling, general and administrative                    15,333        10,409          37,814         33,251
      Goodwill amortization                                     676           --            1,880            --
      In-process research and development of acquired
          businesses and  product line                          --            --            4,000          7,100
      Restructuring charge                                      --            --              --           2,922
                                                         ----------     ---------       ---------     ----------
           Total operating expenses                          21,307        14,932          57,683         56,795
Operating income (loss)                                       8,004        (8,598)          1,243        (29,294)
Other income, net                                               803           361           1,088          1,847
                                                         ----------     ---------       ---------     ----------

Income (loss) before provision (benefit)  for
    income taxes                                              8,807        (8,237)          2,331        (27,447)
Provision (benefit) for income taxes                          2,966        (2,042)          2,124         (8,013)
                                                         ----------     ---------       ---------     ----------
           Net income (loss)                             $    5,841     $  (6,195)      $     207     $  (19,434)
                                                         ==========     =========       =========     ==========


Basic earnings (loss) per share                          $     0.20     $   (0.27)      $    0.01     $    (0.82)
                                                         ==========     =========       =========     ==========
Diluted earnings (loss) per share:                       $     0.18     $   (0.27)      $    0.01     $    (0.82)
                                                         ==========     =========       =========     ==========

Shares used in per share calculation of:
      Basic  earnings (loss) per share                       28,964        22,910          26,358         23,566
                                                         ==========     =========       =========     ==========
      Diluted earnings (loss) per share                      32,722        22,910          29,312         23,566
                                                         ==========     =========       =========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited; In thousands)

                                                                                           Nine Months Ended
                                                                                             December 31,
                                                                                     -----------------------------
                                                                                        1999              1998
                                                                                     ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                $     207         $  (19,434)
     Adjustments to reconcile net income (loss)  to net cash used by operating activities:
           Adjustment to conform year end of pooled company                              (2,290)                --
           Change in net assets/liabilities of discontinued operations                       --              1,417
           Depreciation and amortization                                                  5,527              5,393
           Change in provision for doubtful accounts                                        (75)              (622)
           Non-cash restructuring expense                                                    --                784
           Write-down of inventories                                                         --              1,837
           Tax benefit associated with employee option plans                                 --                597
           Purchased in-process research and development of acquired
               businesses and product line                                                4,000              7,100
     Changes in current assets and liabilities, net of acquisition of
         FluoroTrac(R) product line, Hine Design Incorporated and Palo Alto
         Technologies, Inc.:
               Accounts receivable                                                      (30,325)            18,477
               Inventories                                                              (15,233)             3,272
               Prepaid expenses and other current assets                                 (3,569)             1,274
               Deferred tax asset                                                         3,171             (9,457)
               Other asset, net                                                             263                 --
               Accounts payable                                                          17,523             (7,410)
               Accrued liabilities and other current
                 liabilities                                                              3,276             (3,559)
               Customer deposits                                                          1,715               (140)
               Income taxes payable                                                           9                 96
                                                                                     ----------       ------------
                   Net cash used by operating activities                                (15,801)              (375)
                                                                                     ----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of short-term investments                                                (120,388)           (31,050)
     Sale of short-term investments                                                     138,586             65,684
     Purchase of property, plant and equipment                                           (6,615)            (3,390)
     Increase in other assets                                                            (2,974)              (460)
     Cash used in the acquisition of the FluoroTrac(R)product line                           --             (2,794)
     Cash used in the acquisition of Hine Design Incorporated                                --            (12,433)
     Cash used in the acquisition of Palo Alto Technologies, Inc.                        (4,639)                --
                                                                                     ----------       ------------
                   Net cash provided by investing activities                              3,970             15,557
                                                                                     ----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash used in the reduction of debt assumed in the acquisition of
         Hine Design Incorporated                                                            --            (12,479)
     Principal payments on current and long-term debt                                   (10,066)            (1,746)
     Issuance of common stock                                                           110,806              1,149
     Cash used in the repurchase of common stock                                             --            (11,472)
                                                                                     ----------       ------------
                   Net cash provided by (used by) financing activities                  100,740            (24,548)
                                                                                     ----------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         88,909             (9,366)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            6,382             15,006
                                                                                     ----------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  95,291         $    5,640
                                                                                     ==========       ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. the ("Company"), a California corporation, and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. On June 2, 1999 the Company acquired Progressive System Technologies, Inc. ("PST") in a transaction accounted for using the pooling of interests accounting method. Accordingly, the restated condensed consolidated financial statements of the Company give retroactive effect to the merger with PST and all material intercompany transactions have been eliminated.

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


   Short-term Investments

     As of December 31, 1999 and March 31, 1999, the Company's short-term investments consisted of liquid debt investments with maturities, at the time of purchase, of one year or less and will remain classified as such until such time they are subsequently sold and converted to cash. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses (which have not been material to date), net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the nine months in the period ended December 31, 1999. The cost of investments sold is based on specific identification. The Company does not intend to hold any individual securities for greater than one year.

Short-term investments by security type consist of the following (dollars in thousands):

                                                                             Cost / Fair Value
                                                                     --------------------------------
                                                                      December 31,        March 31,
                                                                          1999               1999
                                                                     --------------     -------------
                                                                       (unaudited)
   Debt securities issued by states of the United States
     and political subdivisions of the states.................          $      --         $  12,780

   Corporate debt securities..................................             11,960            16,600
                                                                        ---------         ---------
       Total                                                            $  11,960         $  29,380
                                                                        =========         =========

   Supplemental Statements of Cash Flows Disclosure

     Cash paid for interest and domestic and foreign income taxes was as follows (dollars in thousands):


                                                                                   Nine Months Ended
                                                                                     December 31,
                                                                           ----------------------------------
                                                                                1999               1998
                                                                           ---------------    ---------------
                                                                            (unaudited)        (unaudited)
      Interest...........................................................     $  167            $  606
      Income taxes.......................................................     $   35            $  536

   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (dollars in thousands):

                                                                             December 31,        March 31,
                                                                                1999               1999
                                                                           ---------------    ---------------
                                                                             (unaudited)
      Raw materials.............................................             $  25,933            $  16,119
      Work-in-process and finished goods........................                 8,683                3,254
                                                                              --------             --------
          Total                                                              $  34,616            $  19,373
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

   Provision (Benefit) for Income Taxes

     The annual effective tax rate and benefit recorded for the three and nine months ended December 31, 1998 does not recognize the full deferred benefit of the utilization of the net operating loss of PST due to uncertainty as to the ability of PST to generate future taxable income. Absent this, the effective tax rate for the period then ended would have been 34.0 percent. The provision for income taxes for the nine months ended December 31, 1999 reflects the impact of the in-process research and development charge of $4.0 million which for tax purposes is not deductible. Absent this, our effective tax rate for the period then ended would have been 33.5 percent.

   Earnings (Loss) Per Share

     Earnings (loss) per share has been reported based upon Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of dilutive common equivalent shares outstanding. Dilutive common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, warrants and redeemable convertible preferred stock, using the treasury stock method.

     The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share amounts):

                                                             Three Months Ended               Nine Months Ended
                                                                December 31,                     December 31,
                                                             1999           1998              1999           1998
                                                         ------------   ------------      ------------   ------------
                                                          (unaudited)    (unaudited)       (unaudited)    (unaudited)
     Basic earnings (loss) per share:
       Net income (loss)............................     $      5,841   $     (6,195)     $        207  $     (19,434)
                                                           ----------     ----------      ------------   ------------
       Weighted average common shares...............           28,964         22,910            26,358         23,566
                                                           ----------     ----------      ------------   ------------
            Basic earnings (loss) per share.........     $       0.20   $      (0.27)     $       0.01  $       (0.82)
                                                           ==========     ==========      ============  =============

     Diluted earnings (loss) per share:
       Net income (loss)............................     $      5,841   $     (6,195)     $        207  $     (19,434)
                                                           ----------     ----------      ------------  -------------
       Weighted average common shares...............           28,964         22,910            26,358         23,566
       Weighted average common share equivalents:
          Options and warrants......................            3,758            ---             2,954            ---
                                                           ----------     ----------      ------------  -------------
       Diluted weighted average common shares.......           32,722         22,910            29,312         23,566
                                                           ----------     ----------      ------------  -------------

            Diluted earnings (loss) per share.......     $       0.18   $      (0.27)     $       0.01  $       (0.82)
                                                           ==========     ==========      ============  =============

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


RESTRUCTURING ACTIVITY

During the year ended March 31, 1999 the Company underwent restructuring of its operations to reduce its costs structure in response to the reduction in net sales activities. The Company also restructured activities in Japan and Europe to reposition its businesses to compete more effectively. In addition, the Company repositioned its product offerings to eliminate low margin products, or software services that have high risks of failure. During the fiscal year ended March 31, 1999, the Company recorded a restructuring charge of approximately $5.5 million.

The following table summarizes restructuring charges and amounts incurred by geographic region as of December 31, 1999 (dollars in thousands):

                                                                Expensed       Cash outlays        Ending
                                                                  as of            as of           Accrual
                                                                March 31,      December 31,      December 31,
                                                                   1999            1999             1999
                                                                ---------      -------------     ------------
                                                                                (unaudited)      (unaudited)
    Europe:
        Severance...........................................    $   1,732       $   1,136        $     596
        Facilities..........................................          336             235              101
        Other...............................................          437             182              255
    Japan:
        Severance...........................................          150              75               75
        Other...............................................           35               1               34
    US:
        Severance...........................................          700             700               --
        Facilities..........................................          550             320              230
        Other...............................................        1,002           1,350             (348)
    Non-cash................................................          600             N/A              N/A
                                                                ---------       ---------        ---------
        Total                                                   $   5,542       $   3,999        $     943
                                                                =========       =========        =========

As of December 31, 1999, the Company has severed all employees targeted in connection with the restructuring. The Company expects all cash payments to severed employees to be disbursed by March 31, 2000. Certain facilities and other restructuring costs may not be fully disbursed before the end of fiscal year ended March 31, 2000.


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

Net sales by geography were as follows (dollars in millions):

                                                                 Three Months Ended          Nine Months Ended
                                                                    December 31,                December 31,
                                                                 1999          1998          1999         1998
                                                             -------------   -----------   -----------  -----------
                                                              (unaudited)    (unaudited)   (unaudited)  (unaudited)
     United States.....................................         $  25.2       $  10.2       $   54.8     $  40.1
     Taiwan............................................            23.3           5.4           44.2        23.1
     Singapore.........................................             5.3           0.2            9.6         1.5
     Japan.............................................             7.4           1.7           18.2         6.6
     Korea.............................................             0.4            --            0.4          --
     Europe............................................             2.2           0.4            4.4         3.0
                                                                -------       -------       --------     -------
         Total.........................................         $  63.8       $  17.9       $  131.6     $  74.3
                                                                =======       =======       ========     =======

The net sales by product or service categories comprising the Company's net sales were as follows (dollars in thousands):

                                                                   Three Months Ended             Nine Months Ended
                                                                      December 31,                  December 31,
                                                                   1999          1998             1999          1998
                                                               -----------    -----------     -----------  -----------
                                                               (unaudited)    (unaudited)     (unaudited)  (unaudited)
     SMIF Systems......................................        $   50,519    $   11,565       $  97,245    $  51,557
     Non-SMIF Systems..................................             2,926         1,475           8,623        6,943
     SMART Traveler Systems............................             4,333           786           8,749        4,823
     Robotics..........................................             3,481         2,489          10,084        3,858
     Services & other..................................             2,557         1,596           6,897        7,071
                                                               ----------    ----------       ---------    ---------
         Total.........................................        $   63,816    $   17,911       $ 131,598    $  74,252
                                                               ==========    ==========       =========    =========

ACQUISITION OF THE FLUOROTRAC(R)PRODUCT LINE

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

In connection with the acquisition, approximately $1.2 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of FluoroTrac products or that the technology has any alternative future use, such in-process research and development was charged to expense in the nine-month period ended December 31, 1998. As a result of the purchase price allocation, approximately $0.3 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a three to five year period. The Company believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable.


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

In connection with the acquisition, approximately $18.4 million of the purchase price in excess of the value of net liabilities assumed were allocated to various intangible assets, which are being amortized over periods of four to fourteen years (dollar average life of ten years). The Company believes that the unamortized balance of these assets, which is included in other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable. During the current quarter, a charge for amortization relating to these intangibles of approximately $0.6 million was reported in the accompanying condensed consolidated financial statements.

ACQUISITION OF PROGRESSIVE SYSTEM TECHNOLOGIES, INC.

On June 2, 1999, the Company completed its acquisition of 100 percent of the common stock of Progressive System Technology, Inc., a Texas corporation, in exchange for 274,810 shares of common stock of the Company. In addition to the exchange of common stock in the merger, 225,190 shares of common stock of the Company ("PST") were issued in exchange for $4.9 million of PST debt. PST manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition has been accounted for using the pooling of interests method of accounting. Accordingly, the accompanying condensed consolidated financial statements have been restated for all periods prior to the business combination. All material inter-company transactions between the Company and PST have been eliminated. Costs associated with the PST merger, which consist primarily of transaction costs amounted to approximately $0.1 million and were expensed during the current fiscal period ended. PST's fiscal year end was December 31. In accordance with Securities and Exchange Commission Rules, the condensed consolidated statements of operations and cash flows for the three months ended June 30, 1998 have been restated to reflect the statement of operations and cash flows of PST. The condensed consolidated balance sheet, as of March 31, 1999, has also been restated to reflect the financial position of PST. PST's results of operations for the three-month period ended March 31, 1999 have been excluded from the reported results of operations and, therefore, have been added to the Company's accumulated deficit as of April 1, 1999. PST's net sales and net loss for the three month period ended March 31, 1999 were $1.5 million and $2.3 million, respectively.

Conforming the Company's and PST's accounting practices resulted in adjustments to net income (loss) or shareholders' equity of $0.1 million. Net sales and net income (loss) for the individual companies reported prior to the merger were as follows (dollars in thousands):

                                                    Three Months Ended       Nine Months Ended
                                                       December 31,             December 31,
                                                           1998                     1998
                                                       (unaudited)               (unaudited)
                                                    ------------------       ----------------
      Net sales:
           Asyst Technologies, Inc..............       $   16,711               $    66,072
           PST..................................            1,200                     8,180
                                                       ----------               -----------
      Total.....................................       $   17,911               $    74,252
                                                       ==========               ===========
      Net income (loss):
           Asyst Technologies, Inc..............       $   (3,924)              $   (15,613)
           PST..................................           (2,271)                   (3,821)
                                                       ----------               -----------
      Total.....................................       $   (6,195)              $   (19,434)
                                                       ==========               ===========

In conjunction with the PST acquisition, the Company also completed a sale of 625,000 shares of its common stock to eight institutional investors. The shares issued in this transaction, which closed in May 1999, were priced at $18.00 per share, for aggregate proceeds of approximately $11.3 million. The purpose of this transaction was to remove the taint on shares of common stock to obtain pooling of interests accounting treatment for the acquisition of PST. The proceeds were used for general corporate purposes.


ACQUISITION OF PALO ALTO TECHNOLOGIES, INC.

On August 27, 1999, the Company acquired all of the equity of Palo Alto Technologies, Inc., a California corporation formed in 1997 to develop and market a new concept wafer transport system for use in semiconductor manufacturing facilities ("PAT"), for $4.6 million consisting primarily of cash and the Company's common stock. Approximately $4.6 million of the purchase price in excess of the value of the net liabilities assumed was allocated to various intangible assets including $4.0 million allocated to in-process research and development which was expensed in the three month period ended September 30, 1999. The remaining $0.6 million was assigned to goodwill which will be amortized over 5 years. During the current quarter, a charge for amortization relating to these intangibles of approximately $10,000 was reported. Dr. Mihir Parikh, the Company's Chairman and Chief Executive Officer, and Mr. Anthony Bonora, the Company's Senior Vice President and Chief Technology Officer, were shareholders of PAT and Dr. Mihir Parikh was Chairman of the Board of Directors of PAT. See "Related Party Transactions".

INVESTMENT IN MECS CORPORATION

          On October 21, 1999, the Company purchased approximately 9.9 percent of the common stock of MECS Corporation, a Japanese engineering and robotics company, for approximately $1.5 million dollars. The investment in MECS is currently being accounted for at costs. The Company also has an option to purchase at least an additional 56.8 percent of the common stock of MECS, once MECS meets various operating performance levels and disposes of its non-core subsidiaries. If the Company were to acquire the remaining 56.8 percent of the common stock of MECS, then the Company would spend approximately $9.9 million. If the Company were to acquire 100 percent of the common stock of MECS, then the Company would spend approximately $14.9 million. As of March 31, 1999, MECS had long-term debt and bonds totaling approximately $34.0 million with interest rates ranging between 1.4 percent to 1.8 percent per annum.

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

STOCK REPURCHASE PROGRAM

On June 22, 1998, the Board of Directors of the Company authorized a stock repurchase program whereby authorizing the Company to repurchase of up to 2,000,000 shares of its Common Stock. Repurchases would be made utilizing existing cash from time to time, at market prices and as market and business conditions warrant, in the open market, or in negotiated transactions. The Company used the remaining portion of the reacquired shares for re-issuance in connection with certain employee stock programs. On June 3, 1999, in connection with the acquisition of PST, the Company rescinded the stock purchase program and reissued the remaining portion of the reacquired shares in May 1999.

SECONDARY OFFERING

In November 1999, the Company completed a secondary public offering of 2,229,000 shares of Common Stock at an offering price of $40.50 per share, net of $2.43 per share underwriting discount, or $38.07 per share. Of the 2,229,000 shares offered, 229,000 shares were issued and sold by the Company pursuant to underwriters' over-allotment provision. Proceeds from the offering, net of issuance costs of $0.5 million amounted to $84.9 million. Net proceeds will be used for capital expenditures, working capital and other general corporate purposes.

SUBSEQUENT EVENT

On January 3, 2000, the Board of Directors of the Company declared a two-for-one stock split of the Company's common stock effected in the form of a 100 percent stock dividend. The stock dividend was paid on February 4, 2000 to the shareholders of record as of January 7, 2000. Share and per share data have been adjusted to give effect to the split.

RELATED PARTY TRANSACTIONS

In September 1997, the Company entered into an asset purchase agreement with PAT pursuant to which the Company sold to PAT intellectual property rights and office equipment which were owned or licensed by Asyst Automation, Inc., a discontinued operation, in consideration for quarterly earn-out payments, up to an aggregate of $2.0 million. In addition, PAT granted the Company the non-exclusive, worldwide right to distribute and sell any of PAT's products on PAT's most favorable distributor terms and conditions; except PAT could grant exclusive distribution rights to particular markets so long as such rights were first offered to Asyst and we did not accept the offer. The Company agreed that Mihir Parikh, our Chairman of the Board and Chief Executive Officer, and Anthony Bonora, our Senior Vice President, Research and Development and Chief Technology Officer, could serve as the Chairman of PAT and an advisor to PAT, respectively, provided that they continued to meet their obligations as full time employees of Asyst. In August 1999, the Company acquired all of the equity of PAT in a stock purchase transaction for approximately $3.7 million, the repayment of $0.8 million of debt and earn-out payments to certain PAT security holders based on future transport automation product revenue in excess of certain defined threshold amounts. Dr. Mihir Parikh received approximately $1.4 million in proceeds from the sale of his shares of PAT for which he had paid approximately $0.7 million. In addition Dr. Mihir Parikh received approximately $0.8 million for the repayment of a loan he had made to PAT. Mr. Anthony Bonora received approximately $0.2 million in proceeds from the sale of his shares of PAT for which he had paid approximately $0.1 million. Neither Dr. Mihir Parikh nor Mr. Anthony Bonora participated in the negotiation of this transaction by the Company, nor are they eligible to participate in the earn-out payments to PAT shareholders.

As of December 31, 1999 and March 31, 1999, the Company held four notes receivable from two executive officers of the Company with balances totaling $1.2 million. The notes resulted from advances made to the officers to assist in their relocation to California. The notes bear interest that ranges from 4.0 percent to 6.4 percent per annum and are fully secured by second deeds of trust on certain real property, as well as, other pledged securities of the Company owned by the officers, respectively. The notes, which are included in prepaid expenses and other current assets and other assets, net in the accompanying condensed consolidated balance sheets, mature at various dates between September 1, 2002 and January 31, 2004.

Item 2 - Management's Discussion and Analysis of Results of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K and in our registration statement on Form S-3.

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

         Fiscal year 1999 was significantly and adversely impacted by the worldwide drop in demand for semiconductor devices. The drop in demand resulted from a slowdown in the Asian economies and over-capacity of memory chip manufacturing. In response, many of our customers slashed capital expenditure budgets by 40 percent or more. Net sales decreased 49.0 percent from $182.3 million for the year ended March 31, 1998 to $92.9 million for the year ended March 31, 1999. In addition, in fiscal year 1999, we acquired the FluoroTrac Auto-ID product line from Flouroware, Inc. and Hine, enhancing our wafer tracking and robotics capabilities. The significant decline in net sales and the new acquisitions required us to undertake substantial restructuring activities to reduce costs and eliminate low margin products. Nevertheless, we experienced a net loss in fiscal year 1999 of $26.9 million compared to a net income of $15.4 million in fiscal year 1998.

         In contrast, net sales for each of the quarters ended June 30, 1999, September 30, 1999 and December 31,1999 have increased sequentially by over 45 percent over the prior quarter. Whereas for most of the year ended March 31, 1999 we were dependent upon orders received and shipped during the same quarter, our backlog of orders for the quarter ending March 31, 2000, exceeds our planned shipments.

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

         On October 21, 1999, the Company purchased approximately 9.9 percent of the common stock of MECS Corporation, a Japanese engineering and robotics company, for approximately $1.5 million dollars. The investment in MECS is currently being accounted for at cost. The Company also has an option to purchase at least an additional 56.8 percent of the common stock of MECS, once MECS meets various operating performance levels and disposes of its non-core subsidiaries. If the Company were to acquire the remaining 56.8 percent of the common stock of MECS, then the Company would spend approximately $9.9 million. If the Company were to acquire 100 percent of the common stock of MECS, then the Company would spend approximately $14.9 million. As of March 31, 1999, MECS had long-term debt and bonds totaling approximately $34.0 million with interest rates ranging between 1.4 percent to 1.8 percent per annum.

Three and Nine Months Ended December 31, 1998 and 1999

         The following table sets forth the percentage of net sales represented by consolidated statements of operations data for the periods indicated:

                                                                    Three Months Ended      Nine Months Ended
                                                                        December 31,           December 31,
                                                                   --------------------    --------------------
                                                                        (Unaudited)            (Unaudited)

                                                                     1999        1998        1999        1998
                                                                   --------    --------    --------    --------
      Net sales.................................................     100.0%      100.0 %     100.0%      100.0%
      Cost of sales.............................................      54.1        64.6        55.2        63.0
                                                                     -----       -----       -----       -----
          Gross profit..........................................      45.9        35.4        44.8        37.0
                                                                     -----       -----       -----       -----
      Operating expenses:
        Research and development................................       8.3        25.3        10.6        18.2
        Selling, general and administrative.....................      24.0        58.1        28.8        44.8
        Goodwill amortization...................................       1.1          --         1.4          --
        In-process research and development of acquired
          businesses and  product line..........................       --           --         3.0         9.6
        Restructuring charge....................................       --           --         --          3.9
                                                                     -----       -----       -----       -----
          Total operating expenses..............................      33.4        83.4        43.8        76.5
                                                                     -----       -----       -----       -----
          Operating income (loss)...............................      12.5       (48.0)        1.0       (39.5)
      Other income, net.........................................       1.3         2.0         0.8         2.5
                                                                     -----       -----       -----       -----
      Income (loss) before provision (benefit) for
        income taxes............................................      13.8       (46.0)        1.8       (37.0)
      Provision (benefit) for income taxes......................       4.6       (11.4)        1.6       (10.8)
                                                                     -----       -----       -----       -----
      Net Income (loss).........................................       9.2%      (34.6)%       0.2%      (26.2)%
                                                                     =====       =====       =====       =====

Results of Operations

         Net Sales. Net sales increased 256.3 percent from $17.9 million for the three months ended December 31, 1998, to $63.8 million for the three months ended December 31, 1999. Net sales increased 77.2 percent from $74.3 million for the nine months ended December 31, 1998 to $131.6 million for the nine months ended December 31, 1999. The increase in net sales for the three and nine months ended December 31, 1999 is due to increased demand for our products as capital expenditures of semiconductor manufacturers have increased to add capacity.

     International sales have increased in terms of dollars of net sales and as a percent of net sales for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. International sales by region for the nine months ended December 31, 1998 and 1999, are summarized as follows (dollars in millions):

                                           Nine Months Ended                     Nine Months Ended
                                           December 31, 1999                     December 31, 1998
                                              (unaudited)                           (unaudited)
                                   ---------------------------------     --------------------------------
                                                         Percentage                           Percentage
               Geographic                                    of                                  of
                 Region                Net Sales         Net Sales          Net Sales         Net Sales
           ------------------      ----------------    -------------     --------------    --------------
             Taiwan                    $ 44.2             33.6%             $ 23.1             31.1%
             Japan                       18.2             13.9                 6.6              8.9
             Singapore                    9.6              7.3                 1.5              2.0
             Europe                       4.4              3.3                 3.0              4.0
             Korea                        0.4              0.3                  --               --
                                   ----------------    -------------     --------------    --------------
                                       $ 76.8             58.4%             $ 34.2             46.0%
                                   ================    =============     ==============    ==============

Our results of operations have not been adversely affected by currency exchange rates because we have invoiced substantially all of our international sales in United States dollars. However, there can be no assurance that our results of operations will not be adversely affected by such fluctuations in the future.

     We have experienced cancellations and delays of orders in the past, particularly during fiscal year 1999, while the industry was undergoing a significant downturn. During the nine months ended December 31, 1999, cancellation and delays were not significant. Given the cyclical nature of the semiconductor industry, we can give no assurance that there will not be future cancellations or delays in orders.


     Gross Margin. Gross margin increased from 35.4 percent of net sales for the three months ended December 31, 1998, to 45.9 percent of net sales for the three months ended December 31, 1999. Gross margin increased from 37.0 percent of net sales for the nine months ended December 31, 1998 to 44.8 percent of net sales for the nine months ended December 31, 1999. The primary contributor to the increase in the gross margin for the three and nine months ended December 31, 1999 was that net sales increased at a rate faster than indirect manufacturing costs. As a result of the increase in net sales, we have increased our direct labor resources. Gross margin also improved as a result of the impact of cost reduction efforts we undertook during the past year, offset somewhat by lower gross margins in our robotics products which were acquired as part of our acquisition of Hine in August 1998. It remains our goal to improve gross margins as a percentage of net sales in the future through reduction of direct manufacturing costs and increased leverage of the indirect manufacturing costs through higher net sales.

     Research and Development. Research and development expenses were $4.5 million and $5.3 million for the three months ended December 31, 1998 and 1999 respectively. Research and development expenses increased 3.5 percent from $13.5 million for the nine months ended December 31, 1998, to $14.0 million for the nine months ended December 31, 1999. Research and development expenses decreased as a percentage of net sales from 25.3 percent for the three months ended December 31, 1998 to 8.3 percent for the three months ended December 31, 1999 and decreased as a percentage of net sales from 18.2 percent for the nine months ended December 31, 1998 to 10.6 percent for the nine months ended December 31, 1999. The decrease in research and development expenses as a percentage of net sales for the comparative three and nine month periods is due primarily to our net sales increasing at a higher rate than the increase in spending for research and development activities. We expect that our research and development expenses may increase in future periods, but will fluctuate as a percentage of net sales.

     Selling, General and Administrative. Selling, general and administrative expenses were $10.4 million and $15.3 million for the three months ended December 31, 1998 and 1999 respectively. Selling, general, and administrative expenses increased 13.7 percent from $33.3 million for the nine months ended December 31, 1998, to $37.8 million for the nine months ended December 31, 1999. Selling, general and administrative expenses have increased because of acquisitions of Hine in August 1998 and PAT in August 1999, additional general, administrative and sales staff additions in response to the increase in our sales and higher commission expenses related to the increase in our net sales. During the nine months ending December 31, 1999, headcount related to selling, general and administrative increased by 221 employees including 91 employees hired during the three month period ended December 31, 1999. We expect further increases in our selling, general and administrative headcount to support additional increases in our net sales. However, the increase in headcount as a percentage of the increase in net sales is expected to be lower than that which we experienced in the three month and nine month period ended December 31, 1999. The decrease in selling, general and administrative expenses as a percentage of net sales is due primarily to net sales increasing at a higher rater than the increase in spending in selling, general and administrative activities in both the three and nine month comparative periods. We expect that selling, general and administrative expenses may increase in future periods due to expected growth in net sales and new acquisitions, although the spending may vary as a percentage of net sales.

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

     In July 1998, we acquired HDI using the purchase method of accounting. In connection with the acquisition of HDI, we recorded a write-off of $5.9 million of purchased in-process research and development costs for the three months ended December 31, 1998. In addition, approximately $18.4 million of the purchase price in excess of the value of net liabilities we assumed were allocated to various intangible assets, which are being amortized over periods of four to fourteen years, with a dollar average life of ten years. For the three months ended December 31, 1999, a charge for amortization relating to these intangibles, approximately $0.6 million, was included in our selling, general and administrative expenses.

     In August 1999, we acquired PAT using the purchase method of accounting. In connection with the acquisition of PAT, we recorded a write off of $4.0 million of purchased in-process research and development costs for the three months ended December 31, 1999. In addition, approximately $0.6 million of the purchase price in excess of the value of the net liabilities we assumed were allocated to goodwill, which is being amortized over five years. During the nine months ended December 31, 1999, the amount of goodwill amortized was $0.1 million. The purchased in-process research and development and goodwill do not result in a tax benefit.

     Restructuring Charge. For the three months ended December 31, 1998, in response to the reductions in capital spending by semiconductor manufacturers, we undertook a formal plan to lower our cost structure and reorganize to more effectively manufacture, market and sell our portfolio of products and value added services. The restructuring effort consisted of the closure of two of our facilities in the United States during the three months ended December 31, 1998 and the closure and downsizing of certain facilities in Europe for the three months ended March 31, 1999. In addition, management of the software product line was streamlined eliminating one level of management and administrative activities, which were deemed redundant.

     Other Income, Net. Other income, net, includes interest income, interest expense, foreign exchange gain and loss, which has not been material, and royalty income. Other income, net, increased from $0.4 million for the three months ended December 31, 1998 to $0.8 million for the three months ended December 31, 1999. Other income, net, decreased from $1.8 million for the nine months ended December 31, 1998 to $1.1 million for the nine months ended December 31, 1999. Other income was lower during the nine months ended December 31, 1999 due to a lower weighted average investment balance. Our average cash, cash equivalents and short-term investments balance for the nine months ended December 31, 1998 was approximately $41.2 million compared to $71.5 million for the nine months ended December 31, 1999. Our average current and long-term debt balance was $5.8 million for the nine months ended December 31, 1998, while we had no debt outstanding for the nine months ended December 31, 1999.

     Provision (Benefit) for Income Taxes. We reported a benefit for income taxes of $2.0 million and a provision for income taxes of $3.0 million for the three months ended December 31, 1998 and 1999, respectively. For the nine months ended December 31, 1998 and 1999, we reported a benefit for income taxes of $8.0 million and provision for income taxes of $2.1 million, respectively. The effective income tax rates for the three and nine month periods in 1998 were impacted by the acquisition of PST. The annual effective tax rates and benefits recorded for the three and nine months ended December 31, 1998 do not recognize the full deferred benefits of the utilization of net operating losses of PST because there was uncertainty as to PST's ability to generate future taxable income. Absent the restatement of earnings to reflect the pooling of interests related to PST for the three and nine months ended December 31, 1998, our effective tax rate would have been 34 percent. The annual estimated effective tax rate and benefit recorded for the nine months ended December 31, 1999, reflect the non-deductible charge of $4.0 million related to the acquisition of PAT in August 1999. Additionally, the benefit for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates, the lack of Foreign Sales Corporation benefit due to net operating losses for the nine months ended December 31, 1999 and limitations on state net operating loss carryforwards. Absent of these considerations the effective tax rate for the three and nine months ended December 31, 1999, would have been 33.5 percent.

     Year 2000 Compliance. We have not experienced any interruption to our business activities or incurred any impairment to our financial condition or results of operations as a result of passing into calendar year 2000. There have been no material changes to prior estimates of costs related to our remediation efforts. We will continue to monitor internal systems and products to determine the impact, if any, of problems associated with the year 2000.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          In October 1996, we filed a lawsuit against a number of defendants including Jenoptik-Infab, Inc. alleging infringement of two patents related to our SMART Traveler System. The suit later included claims against defendants alleging breach of fiduciary duty, misappropriation of trade secrets and unfair business practices. The defendants filed counter claims alleging the patents invalid, unenforceable and not infringed and alleging that we had violated federal antitrust laws and engaged in unfair competition. In November 1998, the court granted defendants motion for partial summary judgment as to most of the patent infringement claims. In January 1999, the court granted our motion for leave to seek reconsideration of the November 1998 summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counter claim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. In June 1999, the court granted our motion for reconsideration in the sense that it considered the merits of our arguments, but did not change its prior summary judgment ruling and also granted summary judgment for defendants on the remaining patent infringement claim. We intend to take an appeal.


Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   10.22 Lease Agreement between Exar Corporation and Asyst Technologies, Inc., dated October 18, 1999.

                   27.1        Financial Data Schedule


              (b)  Reports on Form 8-K

                               None

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           ASYST TECHNOLOGIES, INC.



Date:  February 11, 2000           By: /s/ Douglas J. McCutcheon
      --------------------            --------------------------
                                        Douglas J. McCutcheon
                                        Senior Vice President
                                        Chief Financial Officer

                                        Signing on behalf of the registrant
                                        and as the principal accounting and
                                        financial officer

                                 EXHIBIT INDEX


Exhibit Number      Description of Exhibit
--------------      ----------------------

  10.22 Lease Agreement between Exar Corporation and Asyst Technologies, Inc., dated October 18, 1999.

  27.1              Financial Data Schedule