Form 10-K405
period 2000-03-31
ASYST TECHNOLOGIES INC /CA/
filed 2000-06-29
CIK 909326

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

                  For the YEARLY period ended March 31, 2000

                                      or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the period from April 1, 1999 to March 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  There were 32,617,299 shares of No Par Value Common Stock outstanding as of June 1, 2000. The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the Common Stock on June 1, 2000 was approximately $1,512,402,402.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference in this report:
     Definitive Proxy Statement in connection with 1999. Annual Meeting of
                                 Shareholders
                           (Part III of this Report)

  The 2000 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                          FORWARD LOOKING STATEMENTS

  Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. The Company's actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur.

  Asyst is our registered trademark. AXYS, Asyst-SMIF System, SMART-Traveler System, SMIF-Pod, SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMIF-E, SMART-Tag, SMART-Comm, SMART-Storage Manager, SMART-Fab, Substrate Management System, Retical Management System, Wafer Management System, VersaPort 2200, Global Lot Server, FlouroTrac Auto ID System, and SMART-Station are our trademarks. This report also contains registered trademarks of other entities.

ITEM 1--Business

Overview

   We are the leading provider of SMIF-based minienvironment and manufacturing automation systems that enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in silicon wafers during the manufacturing of integrated circuits. We offer a broad range of products that enable us to provide semiconductor manufacturers and OEMs with automated solutions for the transfer of wafers and information between the process equipment and the rest of the facility. We are the only supplier with expertise in what we believe are the key elements required to provide the semiconductor manufacturing industry with integrated facility automation solutions. We provide facility automation solutions in the areas of isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software.

  Currently, we believe we offer the most comprehensive product line addressing the needs of the portal automation market. Portal automation systems use a standard interface to transfer wafers and information between the process equipment minienvironment and pods. We believe we are uniquely positioned to provide OEMs with a comprehensive solution for automation-enabling process equipment front ends.

  We believe that semiconductor manufacturers are able to obtain a higher level of productivity from their equipment by integrating our products into the semiconductor manufacturing process. Our products protect valuable wafers throughout the manufacturing process by providing semiconductor manufacturers with efficient contamination control, wafer level identification, and tracking and logistics management.

Industry Background

  Advances in electronics technology have resulted in the development of increasingly sophisticated integrated circuits ("ICs") based on sub-micron geometries and complex manufacturing processes. Modern IC design and verification techniques have enabled semiconductor companies to rapidly design and manufacture semi-custom and custom products addressing specific customer requirements. Thus, in addition to producing high volumes of a limited number of standard products, many large semiconductor manufacturing facilities produce varying volumes of a wide range of products and are required to adapt readily to changing customer and market requirements.

  Semiconductor manufacturers' face challenges in achieving and maintaining high production yields, improving utilization of expensive facilities and equipment and managing the logistics of increasingly complex semiconductor fabrication processes. In order to meet these challenges these manufacturers must improve their productivity and reduce their operating costs while continuing to invest in new technology.

  Semiconductor manufacturers are currently making, and are expected to continue to make, significant investments in manufacturing capacity through the construction of new 200mm wafer facilities and the upgrade of existing 150mm and 200mm wafer facilities. Additional investments are beginning to occur as the industry transitions to 300mm wafer facilities. Dataquest, an independent research group, estimated that in 1999 semiconductor manufacturers spent approximately $14.6 billion on the construction of new 200mm wafer facilities and upgrades to existing 150mm and 200mm wafer facilities and that this spending will grow to approximately $30.0 billion in 2002. This represents a compound annual growth rate of approximately 27 percent. Dataquest also estimates that spending on 300mm wafer facilities will grow from approximately $530 million in 1999 to approximately $3.3 billion in 2002, representing a compound annual growth rate of approximately 84 percent.

  Semiconductor manufacturers are seeking to improve the production yields of their facilities by utilizing minienvironment technology and manufacturing automation systems to minimize wafer mishandling, misprocessing and contamination. Minienvironment technology focuses on control of the environment in the immediate vicinity of the in-process wafers and the processing equipment. Minienvironment systems consist of enclosures with engineered airflows that encapsulate process equipment, pods that hold wafers and robotics systems that transfer wafers into and out of process equipment through a portal. Manufacturing automation systems increase productivity by managing the flow of wafers throughout the production process and are segmented by function as follows:

    . Facility Automation Systems. These systems use robotics to manage the transportation of wafers throughout the facility as they move between process equipment, referred to as tools. Facility automation systems also provide work-in-process management systems that track and store wafers throughout the manufacturing process. These systems include overhead rail systems, automated storage and retrieval systems, hoist systems and system control software.

    . Portal Automation Systems. These systems use a standard interface, such as SMIF, to transfer wafers and information between the process equipment minienvironment and pods. The wafers are then transported, in pods, to storage systems or to other process equipment. An integrated portal automation system includes atmospheric robots, environmental control systems, integrated input/output interfaces, automated identification and tracking systems, pods and connectivity automation software.

    . Tool-centric Automation Systems. These systems manage the movement of wafers in the vacuum environment within the process equipment. Tool-centric automation systems include robots, wafer handling systems, environmental control software and thermal conditioning modules.

  A growing portion of the semiconductor capital equipment spending is attributable to manufacturing automation systems. Dataquest estimates that in 2000, semiconductor manufacturers will spend approximately $1.4 billion, including OEM sales, on manufacturing automation and control systems and that this will grow to approximately $2.4 billion by the year 2002, representing a compound annual growth rate of approximately 30 percent.

  The increased complexity of semiconductor manufacturing combined with the availability of more efficient processes is acting as a catalyst for significant investment in flexible and scalable solutions that meet customer requirements while improving manufacturer profitability. Semiconductor manufacturers are embracing integrated systems in order to avoid designing systems themselves and to secure consistent maintenance and standard operational interfaces. OEMs are purchasing integrated systems to allow them to focus on their core competency of process implementation. In addition, integrated solutions reduce the complexity of combining multiple systems and serve to optimize processes. The trend towards process productivity optimization places a premium on integrated automation systems.

The Asyst Solution

  We are the leading provider of SMIF-based minienvironment and manufacturing automation systems that enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in wafers. We offer a broad range of products that enable us to provide semiconductor manufacturers and OEMs with automated solutions for the transfer of wafers and information between the process equipment and the rest of the facility. Our products provide the following key benefits to semiconductor manufacturers:

  Comprehensive Solution. We are the only supplier with expertise in what we believe are the five key elements required to provide the semiconductor manufacturing industry with integrated facility automation solutions. We believe these elements are:

    .  isolation systems;

    .  work-in-process materials management;

    .  substrate-handling robotics;

    .  automated transport and loading systems; and

    .  connectivity automation software.

  Currently, we believe we offer the most comprehensive product line addressing the needs of the portal automation market. Our comprehensive product line allows semiconductor manufacturers to source their entire portal automation needs from one vendor. Our integrated solutions provide semiconductor manufacturers with several advantages, including standard maintenance and training, uniform user interface and single vendor accountability.

  Increased Productivity of the Manufacturing Process. We believe that semiconductor manufacturers are able to attain a higher level of productivity and performance from their equipment by integrating our products into their manufacturing process. In addition, our connectivity software provides semiconductor manufacturers with facility ready automation capabilities, resulting in faster implementation times and more efficient operational productivity. With automated transportation and loading solutions, yield loss associated with mishandling is reduced and the semiconductor manufacturer receives the benefit of timely wafer delivery, thereby realizing significantly improved equipment utilization and productivity over non-automated transport and equipment loading. Our products provide flexibility by allowing semiconductor manufacturers the ability to add capacity while minimizing disruption of ongoing production in the facility.

  Value Assurance Through Wafer Protection. Increasingly sophisticated ICs based on smaller geometries have resulted in an increase in the value of a container of wafers. Currently, a container of wafers can be worth in excess of $500,000. Our isolation technology and robotics solutions provide semiconductor manufacturers with efficient contamination control throughout the semiconductor manufacturing process, effectively protecting valuable wafers from contamination. This improved environmental control allows semiconductor manufacturers to increase yields faster as well as attain higher eventual yields. Using our work-in-process materials management and connectivity software, the IC manufacturer receives the benefits of wafer level identification, tracking and logistics management, as well as the ability to minimize yield loss associated with misprocessing.

Strategy

  We have achieved success in serving the 150mm and 200mm wafer markets by applying our extensive experience in isolation technology, material tracking and factory automation to enable highly efficient semiconductor manufacturing. Our strategy is to continue to build upon our success and further capitalize on the accelerating demand for our technology. The principal elements of our strategy are:

    . Capitalize on Demand for New 200mm Facilities and Existing Facility Upgrades. Increased demand for advanced ICs is fueling the construction of new 200mm facilities and upgrades of existing facilities. Semiconductor manufacturers are incorporating integrated SMIF-based automation systems in their facilities in order to optimize manufacturing productivity. We intend to continue to enhance our leadership position and our technical expertise in this market by developing increasingly efficient automation solutions for the 200mm market.

    . Focus on Portal Automation. Our portal automation solutions integrate atmospheric robots, environmental control systems, integrated input/output interfaces, auto identification and tracking systems, pods and connectivity software. Our portal automation solutions allow equipment manufacturers to improve productivity and decrease their total cost and time to market. We believe the increased rate of acceptance of SMIF and minienvironment solutions in 200mm facilities indicates that equipment manufacturers are more likely to adopt our more advanced tool portal automation systems. We believe that by leveraging our existing relationships with OEMs and semiconductor manufacturers we will be in a position to capitalize on the increasing demand for a standardized interface between the tool and the factory environment.

    . Increase Penetration of the Japanese Market. According to Dataquest, it is anticipated that Japan will account for approximately 30 percent of worldwide semiconductor production for both the years 2000 and 2001. We believe Japanese semiconductor manufacturers will continue to build 200mm facilities, continue to upgrade existing facilities and begin to build 300mm facilities. As a result, we believe that a significant opportunity exists for our products in the Japanese market. We intend to augment our ability to directly supply our products to Japanese customers by increasing our local presence in Japan. In March 2000, we acquired a majority ownership in MECS Corporation (MECS), a Japanese engineering and robotics company that will increase our presence in Japan and give us the ability to provide local engineering support, which we believe is critical to gaining market share in Japan.

    .  Leverage Success in 200mm to Capitalize on the Transition to
       300mm. We have achieved market leadership in SMIF-based systems for the 200mm wafer market. We believe that new 300mm wafer facilities will incorporate portal automation using similar technology. We intend to leverage our success in 200mm manufacturing automation technology to capitalize on the 300mm market. Our experience in portal automation and SMIF technology provides us with a unique platform from which to transition our existing technology to 300mm wafer tools. Our 300mm products are currently being used in 300mm pilot lines.

    . Build on Strong End User Relationships to Increase Demand for our Products from OEMs. The demand for our products has been enhanced by the strong relationships we have developed with semiconductor manufacturers, the end users of our products. By working closely with these semiconductor manufacturers, we are able to better understand their specific process requirements and, in turn, educate them on the benefits of our products. Ultimately, this process encourages our end users to specify our products to OEMs as the preferred solution, thereby creating additional demand for our products.

Products

  Our products enable semiconductor manufacturers to increase yield and production efficiency. We offer products in the areas of isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software. We have incorporated the technologies from these areas to create our Plus-Portal System which we offer to OEMs.

 Isolation Systems

  The Asyst-SMIF System is designed to provide a continuous, ultraclean environment for semiconductor wafers as they move through the manufacturing facility. Asyst-SMIF Systems can significantly reduce contamination by using minienvironments to protect the in-process wafers and processing equipment from exposure to contaminants caused by the human handling of cassettes and the migration of contaminants from elsewhere in the cleanroom.

  The Asyst-SMIF System consists of three main components:

    . SMIF-Pods, used for storage and transport of 200mm wafers, and front-opening unified pods, or FOUPs, used for storage and transportation of 300mm wafers;

    . SMIF-Enclosures, which provide custom minienvironment chambers built around processing equipment to reduce contamination; and

    . input/output systems including SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, SMIF-LPTs, Versaport 2200's, and related products, which transfer the wafers from the SMIF-Pod into the process tool or SMIF-Enclosure thereby preventing the mishandling of wafers. In addition to our standard Asyst-SMIF System products, we also offer our advanced SMIF-E System, which provides the capability to store, transport and transfer the product in a controlled environment to reduce contamination by water vapor, oxygen and airborne molecular contaminants.

  We also offer the Asyst-SMIF System for the handling and isolation of reticles, a template used to transfer the circuit pattern onto the wafer surface.

 Work-in-Process Materials Management
  The Asyst SMART-Traveler System allows semiconductor manufacturers to reduce manufacturing errors by significantly decreasing the opportunities for operator-associated misprocessing during the production process. The Asyst SMART-Traveler System includes SMART-Tag, an electronic memory device that combines display, logic and communication technologies to provide information regarding the wafers inside the carrier, and the FluoroTrac Auto ID System, which uses a radio-frequency based identification tag that can be attached to or embedded into wafer carriers or storage boxes.

  The Asyst SMART-Traveler System also includes the SMART-Comm, a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor facilities by optimizing communications and minimizing hardware and software layers, and the SMART- Storage Manager, an interactive system built around a personal computer and a network of controllers and communication probes that provides work-in-process control and management of wafers in storage racks or automated stockers.

  Our substrate management systems, or sorters, are used to rearrange wafers and reticles between manufacturing processes without operator handling, which helps to increase a facility's yields. Sorters avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. Sorters also reduce scratches by automating the handling of wafers. Substrate management systems utilize our input/output systems, auto identification systems, robots, prealigners and minienvironment technology.

 Substrate-Handling Robotics

  We offer comprehensive robotic wafer handling solutions to the semiconductor industry. Our products are incorporated by OEMs for use outside of the semiconductor process tool to move wafers up to 300mm in diameter between input/output systems and process stations. These products include robots specifically designed for atmospheric, harsh chemical or wet chemical process applications and prealigners used to orient the wafer. We also use our robots and prealigners in our Plus-Portal System and wafer sorter products.

  Our AXYS robot family includes atmospheric robots used in metrology and other clean room tools and harsh chemical robots used in chemical mechanical polishing and plating processes. The Hine 4.3A robot family consists of atmospheric and harsh chemical robots used in chemical mechanical polishing tools to transport wafers through the entire processing sequence from input cassettes through multiple polishing stages, wafer cleaning steps and back to output cassettes. Our prealigners are used to locate the exact center of a wafer and to locate and orient a feature on the circumference of the wafer, important steps in processing wafers.

  Our MECS designed and manufactured families of wafer handling and liquid crystal display ("LCD") handling robotics span the range of atmospheric clean robots, harsh environment robots, water-proof wafer handling robots and six axis robots. All of these robots are configurable for 4-12 inch wafer handling substrates, as well as, clean atmospheric and vacuum robots that can be configured for rigid disk handling for the disk drive manufacturing industry. The LCD handling robots are scalable to handle all the major substrate sizes and varieties from LCD through plasma displays. In addition, the MECS operation also designs and manufactures pre-aligners for the above robotics as well as elevators and transfer systems for LCD carriers.

 Automated Transport and Loading Systems

  Automated transport and loading systems move wafer containers into and out of tools and between process locations in semiconductor facilities. Our automated transport and loading systems employ a unique concept referred to as continuous flow. Competing systems use monorail vehicles or cars that can cause delays in the facility when a monorail vehicle is not available at the correct location to move material. Continuous flow transport, on the other hand, offers significant improvements in factory efficiency by eliminating the need for monorail vehicles to move wafers. Continuous flow transport loads SMIF-Pods or FOUPs asynchronously onto our system and conveys them to the vicinity of the next process location. Automated loading systems remove SMIF-Pods or FOUPs from the transport system and deliver them to the tool loadport. The result is more predictable wafer delivery times, which make process equipment loading more efficient.

 Connectivity Automation Software

  Software services for equipment automation solutions provide improved material control, line yield and cycle time abilities, as well as increased overall equipment effectiveness. In addition to automating the processing of each wafer lot during the manufacturing cycle, the customizable software links directly to the facility host system, thereby providing users with the ability to pre-schedule material movement to specific process equipment. Our SMART-Fab suite of Windows NT-based products focuses on the unique requirements of the semiconductor fab. This suite includes SMART-Station, which uses workflow and distributed object technology to rapidly automate fab equipment. Other SMART-Fab products include SMART-Storage Manager and Global Lot Server. These products provide material staging, work-in-process materials management and global wafer lot location.

 Plus-Portal System

  Our Plus-Portal System combines our expertise in isolation systems, work-in-process materials management, substrate handling robotics and connectivity automation software to provide a complete front end to a process tool. This system use a standard interface, such as SMIF, to transfer wafers and information between the process equipment minienvironment and pods. The wafers are then transported, in pods, to storage systems or to other process equipment. An integrated portal automation system includes atmospheric robots, environmental control systems, integrated input/output interfaces, automated ID and tracking systems, pods and connectivity automation software.

Customers

  Historically, our customers have primarily been semiconductor manufacturers who are either building new manufacturing facilities or upgrading existing facilities. Semiconductor manufacturers represent over 60 percent of our net sales. We expect that semiconductor manufacturers will continue to represent a majority of our net sales because of the high number of 150mm and 200mm upgrade projects anticipated during the next several years. As the industry migrates to 300mm wafer facilities, we expect that a majority of our net sales will shift from semiconductor manufacturers to OEMs. We believe that our historical relationships with semiconductor manufacturers, coupled with our existing relationship with OEMs, will enhance our ability to be designed into the OEM's 300mm products.

  Our net sales to a particular semiconductor manufacturer customer are dependent on the number of facilities a semiconductor manufacturer is constructing and the number of facility upgrades a semiconductor manufacturer undertakes. As major projects are completed, the amount of sales to these customers will decline unless new projects are undertaken by them.

  In fiscal year 2000, Taiwan Semiconductor Manufacturing Co., Ltd. accounted for approximately 11.3 percent of our net sales. In Fiscal year 2000, United MicroElectronics Corporation accounted for approximately 11.0 percent of our net sales. During fiscal year 2000, these two customers in aggregate accounted for approximately 22 percent of our net sales and were the only customers that individually accounted for more than 10 percent of net sales. In fiscal year 1999, Worldwide Semiconductor Manufacturing Company accounted for approximately 11 percent of our net sales and was the only customer that accounted for more than 10 percent of net sales.

  Our ten largest U.S. and international customers based on cumulative sales during fiscal 1998, 1999 and 2000, arranged alphabetically, were:

   Chartered Semiconductor      National Semiconductor
    Manufacturing, Ltd.
   International Business       Taiwan Semiconductor Manufacturing Co., Ltd.
    Machines Corporation
   KLA--Tencor Corporation      United MicroElectronics Corporation
   Lam Research Corporation     WaferTech LCC
   Macronix International Co.,  Worldwide Semiconductor Manufacturing Company
    Ltd.

Sales and Marketing

  We sell our products principally through a direct sales force in the United States and the Asia/Pacific region. We previously marketed our products to semiconductor manufacturers in Japan through our distribution relationship with Innotech and to OEM customers through a direct sales force. We have recently terminated this relationship with Innotech and instead, we intend to service the Japanese market through MECS. Our sales organization is based in Northern California, and domestic field sales personnel are stationed in Minnesota, Colorado, Arizona, Vermont, Washington and Texas. The European market is supported through offices in the vicinity of Horsham and Newport in the United Kingdom and Dresden, Germany. The Asia/Pacific region is supported through sales and service offices in Hsin-Chu, Taiwan; Singapore; Yokohama, Japan and Seoul, South Korea.

  International sales, which consist mainly of export sales from the U.S., accounted for approximately 64 percent, 51 percent and 60 percent of total sales for fiscal 1998, 1999 and 2000, respectively. International sales are generally invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates.

  The sales cycle for our products ranges from six months to as long as 12 months from initial inquiry to placement of an order, depending on the complexity of the project. For sales to semiconductor manufacturers, the sales cycle is relatively short for repeat customers and much longer for new customers. In the case of a new customer, time is required to educate the client as to the nature of SMIF technology and the related benefits. The sales cycle involves many elements of Asyst including, sales, marketing, technology and senior management.

  The sales cycle for follow-on orders by OEM customers can be as short as two to three weeks. The sales cycle for an OEM customer is typically paced by the development of new tools by the OEM customer. Our involvement in the tool's design cycle begins in the very early stages, particularly for our Plus-Portal System, since our products represent a major portion of the tool's architecture.

  An important part of our marketing strategy has been participation in key industry organizations such as International SEMATECH and SEMI, as well as attendance at events coordinated by the Semiconductor Industry Association. In addition, we actively participate in industry trade shows and conferences and have sponsored symposiums with technology and business experts from the semiconductor industry.

Systems Integration

  After a sales contract for our Asyst-SMIF System is finalized, our systems integration and OEM applications organizations are responsible for the engineering, procurement and manufacturing of SMIF-Enclosures and interfaces necessary to integrate that system with the processing equipment. Our systems integration organization provides integration, installation, qualification of the Asyst-SMIF System and other services associated with the facility-wide integration of an Asyst-SMIF System.

  Our systems integration and OEM applications organizations focus on understanding our customer's manufacturing methodology and anticipated production applications to develop customer-specific solutions. For retrofitting and upgrading existing facilities with the minienvironment and SMIF solution, our systems integration organization works with our customer's facilities and manufacturing personnel to develop programs, schedules and solutions to minimize disruption during the installation of our products into our customer's facility. In the case of a new facility or tool design, our OEM applications and systems integration organizations work with our customer's facility planners and operations personnel, as well as with cleanroom designers, architects and engineers.

  In the case of OEM integration, our OEM applications organization designs and integrates the SMIF components directly into the processing equipment. Our OEM applications organization works very closely with the OEM to understand the process equipment and the processing requirements to provide our customer with an optimized solution.

Research and Development

  Research and development efforts are focused on enhancing our existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. Our research and development expenses were approximately $16.6 million, $18.0 million and $21.6 million during fiscal 1998, 1999, and 2000, respectively.

  Our research and development employees are involved in mechanical and electrical engineering, software development, micro-contamination control, product documentation and support. Our central research and development facilities include a prototyping lab and a cleanroom used for product research, development and equipment demonstration purposes. These research and development facilities are located in Northern California. In addition, we maintain a research and development facility in Austin, Texas, used for our new efforts in the area of wafer sorting and reticle handling.

  Development efforts have intensified on the spectrum of products and technologies needed to support both OEM and semiconductor manufacturer customers. We have recently introduced the Plus-Portal Systems to meet the needs of our OEM customers. In the area of transport systems, we are developing systems based on the concept of continuous flow. This system makes process equipment loading more efficient. Additionally, our development efforts in robotics have resulted in a new robotic wafer transfer system that offers high reliability and faster wafer transfer speeds.

  Semiconductor equipment and processes are subject to rapid technological change including the anticipated shift in wafer size from 200mm to 300mm. As the market shifts, new products and technologies will be needed to manufacture the larger wafers. In addition, the development of more complex ICs drives the need for new facilities, equipment and processes to produce these devices at an acceptable cost and yield. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products which maintain technological leadership.

Manufacturing

  Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished products. Once completed, we perform final tests on all electronic and electromechanical sub-assemblies and cycle products before shipment. Much of the cleaning, assembly and packaging of our SMIF-Pods is conducted in cleanroom environments where manufacturing personnel are clothed in cleanroom gowns to reduce particle contamination.

  We currently maintain manufacturing facilities for our Asyst-SMIF Systems, SMART-Traveler System products, Plus-Portal Systems and software products and services in Fremont, California. We fabricate our custom SMIF-Enclosures at both the Fremont facility and, in the case of large system orders, near customer sites, where we lease temporary space for the manufacture of SMIF-Enclosures. Our robotic products are manufactured in our Sunnyvale, California and Nagoya, Japan facilities. Our wafer management handling systems products and reticle handling systems are assembled and integrated in our Austin, Texas facility.

  While we use standard components whenever possible, most mechanical parts, metal fabrications and castings are made to our specifications. With the recent increased demand for semiconductor manufacturing equipment, our suppliers are straining to provide components on a timely basis and, in some cases, on an expedited basis at our request. Although to date, we have experienced only minimal delays in receiving goods from our key suppliers, disruption or termination of these sources could have a temporary adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a single supplier or a limited group of suppliers. We believe that, in time, alternative sources could be obtained and qualified to supply these components in the ordinary course of business. However, a prolonged inability to obtain these components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages in components may result in price increases for components that could decrease our margins and negatively impact our financial results.

Competition

  We currently face direct competition in all of our products. Many of these competitors have extensive engineering, manufacturing and marketing capabilities and potentially greater financial resources than those available to us. Most competitors remain dedicated to a single product line in which we compete. Our ability to provide a more complete automation and wafer isolation solution provides a significant competitive advantage with respect to these competitors. The markets for our products are highly competitive and subject to rapid technological change. Several companies, including Brooks Automation, Inc. through its acquisition of Jenoptik Infab, Inc., offer one or more products that compete with our Asyst-SMIF System and SMART-Traveler System products. We compete primarily with Entegris, Inc. in the area of SMIF-Pods. We also compete with several competitors in the robotics area, including, but not limited to, PRI Automation, Inc., Kensington Labs, Rorze Corporation and Yaskawa--Super Mectronics Division. While price is a competitive factor in the sale of robots, our ability to deliver quality, reliability and on time shipments are the factors which will largely impact our success over our competition. With our recent acquisition of Palo Alto Technologies, Inc. ("PAT"), we have acquired technology in the area of transport automation systems which we expect to allow us to develop products in this area. By entering this market, our transport products will face competition from the main product line of PRI Automation, Inc., as well as from Daifuku Co., Ltd. and Murata Co., Ltd. With our acquisition of Progressive System Technologies, Inc. ("PST"), we have acquired products in the area of the storage and management of wafers and reticles. We compete primarily with Brooks Automation, Inc. in this area.

  In addition, the conversion to 300mm wafers is likely to draw new competitors to the facility automation market. In the 300mm wafer market, we expect to face intense competition from a number of companies such as PRI Automation, Inc. and Brooks Automation, Inc., as well as potential competition from semiconductor equipment and cleanroom construction companies.

  We believe that the principal competitive factors in our market are the technical capabilities and characteristics of systems and products offered, technological experience and "know-how", product breadth, proven product performance, quality and reliability, ease of use, flexibility, a global, trained, skilled field service support organization, the effectiveness of marketing and sales, and price. We believe that we compete favorably with respect to the foregoing factors.

  We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development and sales and marketing in order to remain competitive.

Intellectual Property

  We primarily pursue patent, trademark and copyright protection for our minienvironment and Asyst-SMIF System technology, our SMART-Traveler products, our software products, our semiconductor wafer transport technology and our robotics and wafer sorter technologies. We currently hold fifty seven patents in the United States, have twenty pending patent applications in process in the United States and intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology.

  There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. While we intend to protect our intellectual property rights vigorously, there can be no assurance that any of our patents will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend us against claimed infringement of the rights of others or to determine the scope and validity of the patents or other intellectual rights of others. Any such litigation could result in substantial cost and divert the attention of management, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a negative impact on our financial condition and results of operations.

  In October 1996, we filed a lawsuit against a number of defendants including Jenoptik-Infab, Inc. alleging infringement of two patents related to our SMART Traveler System and alleging breach of fiduciary duty and misappropriation of trade secrets and unfair business practices. The defendants filed counter claims alleging the patents invalid, unenforceable and not infringed and alleging that we had violated federal antitrust laws and engaged in unfair competition. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims. In January 1999, the court granted our motion for leave to seek reconsideration of the November 1998 summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counter claim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. In June 1999, the court granted our motion for reconsideration in the sense that it considered the merits of our arguments, but did not change its prior summary judgment ruling and also granted summary judgment for defendants on the remaining patent infringement claim. We intend to take an appeal. The trial date has since been vacated and the court has requested briefings, now due in July 2000, on whether it is obligated to proceed with any remaining matters.

  We also rely on trade secrets and proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others. Also, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

Backlog

  Our backlog was approximately $52.5 million, $32.3 million and $143.8 million as of March 31, 1998, 1999 and 2000, respectively. During 1998 and 1999, our orders moved to more of a turns business, orders placed to be shipped during the next two to three months, as customers delayed orders until they were ready to take delivery, apparently due to uncertainty in the near term capacity situation of the semiconductor industry. By the end of fiscal year 1999 and throughout fiscal year 2000, the backlog was greater than sales for the current quarter, which is more consistent with our past experience. Ten customers with orders on backlog totaling between $3.2 million to $20.4 million comprised 53 percent of the total backlog as of March 31, 2000. We include in our backlog only orders for which a customer's purchase order has been received and a delivery date within 12 months has been specified. Because purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings.

Employees

  As of March 31, 2000, we employed 989 persons on a full-time basis, including 133 in research and development, 294 in manufacturing operations, 38 in system integration, 165 in sales and marketing, which includes customer service, 28 in quality assurance, 70 in finance and administration, 86 in international operations and 175 in our newly acquired MECS operation. Additionally, we employed 262 persons on a temporary basis, including 184 in manufacturing operations. Many of our employees have specialized skills of value to Asyst, and our future success will depend, in large part, upon our ability to attract and retain highly skilled technical, managerial, manufacturing, financial and marketing personnel, who are in great demand. In particular, the Fremont, California and Hsin-Chu, Taiwan locations have tight labor markets for the skilled employees we seek. We have never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. During fiscal year 1999, we restructured certain domestic and international operations in response to the drop in our net sales. As a result of these restructuring activities, we terminated the employment of approximately 110 employees from our operations in the United States and approximately 30 employees from our international operations.

Facilities

  Our headquarters and principal manufacturing and research and development activities are located in Northern California in four leased facilities. Our headquarters in Fremont, California is approximately 91,300 square feet and is pursuant to a lease expiring in October 2005. We have an option to extend this lease for an additional five years. Our robotics facility in Sunnyvale, California is approximately 45,100 square feet pursuant to a lease expiring in January 2001. We also lease two adjoining manufacturing and research and development facilities in Fremont, California the first of which is approximately 35,400 square feet and is pursuant to a lease expiring in January 2005 and the second of which is approximately 17,700 square feet pursuant to a lease expiring in January 2002. We have a right of first refusal to lease additional space under the first lease and we have an option to renew the second lease for an additional five years. We also have manufacturing and research development activities located in Austin, Texas in a leased facility of approximately 81,000 square feet. This lease expires in November 2005. We have a right to lease additional space under this lease, and we have an option to renew it for an additional term of five years. We have subleased approximately 21,600 square feet of the premises under this lease to a third party. The sublease expired in January 2000. The tenant is currently occupying the space on a month-to-month basis and is in the process of re-negotiating extended leasing terms. In addition, we lease offices in Arizona, Colorado, Maine, Massachusetts, Minnesota, Texas and Washington, for sales and service support, as well as maintain one small regional manufacturing facility in Vermont. Overseas, we have sales and service support offices in leased facilities located in Germany, Japan, Singapore, South Korea, Taiwan and the United Kingdom. Through the acquisition of MECS, we now own an engineering and manufacturing facility, consisting of approximately 66,500 square feet, which is located in Nagoya, Japan. Additionally, as part of our acquisition of MECS, we also lease three other facilities in Japan, which are located in Osaka City, Oita City, Kyushu and Kyoto City, and one facility located in Anyang City, Kyunggi-do, South Korea. These facilities are utilized for manufacturing, administrative and sales and service support purposes. We are currently looking for additional space to meet our needs for increased capacity.

Risk Factors

  This Annual Report on Form 10-K contains forward looking statements that involve risk and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward looking statements.

  . Our quarterly operating results are subject to variability which could negatively impact our financial results and our stock price

  Our revenues and operating results can fluctuate substantially from quarter to quarter depending on factors such as:

    .the timing of significant customer orders;

    .the timing of product shipments;

    .variations in the mix of products sold;

    .the introduction of new products;

    .changes in customer buying patterns;

    .fluctuations in the semiconductor equipment market;

    .the availability of key components; and

    .general trends in the economy.

  Our sales cycle is typically six to twelve months or longer from initial inquiry to placement of an order, making the timing of customer orders uneven and difficult to predict. This process may also involve competing capital budget considerations for our customers. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. We typically cannot ship products until the customer's facility or the process tools housed in its facility are ready. Generally, our customers may cancel or reschedule shipments with limited or no penalty. These factors increase the risk of unplanned fluctuations in net sales. Moreover, a shortfall in planned net sales in a quarter as a result of these factors could negatively impact our operating results for the quarter. Given these factors, we expect quarter to quarter performance to fluctuate for the foreseeable future and, consequently, that quarter to quarter comparisons may not be meaningful. In one or more future quarters, our operating results are likely to be below the expectations of public market analysts and investors. If this occurs, the price of our stock will decline.

  . Because the semiconductor manufacturing industry is subject to rapid demand shifts which are difficult to predict, our inability to efficiently manage our manufacturing capacity in response to these rapid shifts may cause a reduction in our gross margins, profitability and market share

  Our ability to meet increases in demand depends in part upon our ability to increase manufacturing capacity for our products in a timely manner. Our manufacturing capacity is currently being strained by an increase in orders for our products. If we are unable to expand our production on a timely basis or to manage expansion effectively, we could lose customers to competitors and our market share could be reduced. Even if we are able to expand our capacity sufficiently, we may not be able to manage this expansion efficiently, in which case, our gross margins and profitability would be negatively impacted. Additionally, capacity expansion will increase our fixed operating expenses and make us more vulnerable to a downturn in the semiconductor manufacturing market.

  . We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business

  A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. In fiscal year 2000, Taiwan Semiconductor Manufacturing Co., Ltd. accounted for approximately 11.3 percent of our net sales. In Fiscal year 2000, United MicroElectronics Corporation accounted for approximately 11.0 percent of our net sales. During fiscal year 2000, these two customers in aggregate accounted for approximately 22 percent of our net sales and were the only customers that individually accounted for more than 10 percent of net sales. In fiscal year 1999, Worldwide Semiconductor Manufacturing Company accounted for approximately 11 percent of our net sales and was the only customer that accounted for more than 10 percent of net sales. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

  The markets in which we sell our products are comprised of a relatively small number of OEMs and semiconductor manufacturers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critical to our business. It is not certain that we will be able to retain our largest customers, that we will be able to attract additional customers or that our OEM customers will be successful in selling our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future. Further, some of our customers may in the future shift their purchases of products from us to our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, the inability to successfully develop relationships with additional customers or the need to provide future price concessions would have a negative impact on our business.

  If we are unable to collect a receivable from a large customer, our financial results will be negatively impacted. In addition, since each customer represents a significant percentage of net sales, the timing of the completion of an order can lead to a fluctuation in our quarterly results. As we complete projects for a customer, business from that customer will decline substantially unless it undertakes additional projects incorporating our products.

  . Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet their needs

  We do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales.
Accordingly:

    .our customers can cease purchasing our products at any time without penalty;

    .our customers are free to purchase products from our competitors;

    .we are exposed to competitive price pressure on each order; and

    .our customers are not required to make minimum purchases.

  Sales are typically made pursuant to individual purchase orders and often occur with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we will lose sales and customers.

  . Continued rapid growth will strain our operations and require us to incur costs to upgrade our infrastructure

  During the last three years, we have experienced extremely rapid growth in our operations, the number of our employees, our product offerings and the geographic area of our operations. Our growth has been driven by an increase in our customer base, the size of our installed base of products and acquisitions of new operations. With the recent increase in demand for semiconductor manufacturing equipment, we will have to grow even faster to meet customer demands. Our growth places a significant strain on our management, operations and financial systems. Our future operating results will be dependent in part on our ability to continue to implement and improve our operating and financial controls and management information systems. In order to succeed, we must train and manage our employees to cope with growth and change. Failure to manage our growth effectively could negatively impact our financial condition, results of operations and profitability.

  . Because of intense competition for highly skilled personnel, we may not be able to recruit and retain necessary personnel

  Our future performance depends substantially on the continued service of our senior management team, in particular Dr. Mihir Parikh, our Chairman of the Board and Chief Executive Officer, and Anthony Bonora, our Executive Vice President,, Chief Technical Officer and Asyst Fellow. We do not have long term employment agreements with any of our senior management team, except Dr. Parikh, and we do not maintain any key-man life insurance policies.

  Our future success will depend in large part upon our ability to recruit and retain highly skilled technical, manufacturing, managerial, financial and marketing personnel, all of whom are in great demand. A failure to retain, acquire or adequately train key personnel could have a material adverse impact on our performance. Due to the cyclical nature of the demand for our products, we have had to reduce our workforce and then rebuild our workforce as our business has gone through downturns followed by upturns. For the fiscal year ended March 31, 1999, because of the industry downturn, we restructured our operations and as a result, we terminated the employment of approximately 110 employees in the United States and approximately 30 employees internationally. In the current upturn, we have hired and we will need to continue to hire a number of highly skilled employees, especially in manufacturing, to meet customer demand. The labor markets in which we operate are highly competitive and as a result, this type of employment cycle increases our risk of not being able to retain and recruit key personnel. Moreover, our failure to maintain good employee relations could negatively impact our operations.

  . The semiconductor manufacturing industry is highly volatile, and our operating results are affected to a large extent by events in this industry

  Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which in turn are dependent on the current and anticipated market demand for integrated circuits as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for ICs, are difficult to predict and have often had a severe adverse effect on the semiconductor industry's demand for semiconductor processing equipment. During downturns, some of our customers typically implement substantial reductions in capital expenditures, and, as a result, drastically reduce their orders with us. For example, in the fiscal year ended March 31, 1998, we had net sales of $182.3 million which declined to $92.9 million for the year ended March 31, 1999. This sharp decrease in net sales was due to the reduction in industry capital spending resulting from the downturn in the Asian economies and in worldwide demand for semiconductors. In contrast, because of the recent demand for new 200mm facilities and upgrades of existing facilities, our net sales for year ended March 31, 2000 were $225.6 million, an increase of 142.8 percent over the same period in 1999. We believe that our future performance will continue to be affected by the cyclical nature of the semiconductor industry and, as a result, be adversely affected from time to time by such industry downturns.

  . We may not be able to efficiently integrate the operations of our acquisitions

  We have recently acquired several companies in order to expand our product lines including Hine Design Incorporated ("HDI"), PST, PAT and MECS. We are likely to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. There can be no assurance that the integration process will be successful or that the anticipated benefits of the business combinations will be fully realized. The dedication of management resources to such integration may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions. The difficulties of integration may be increased by the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

  . We may not be able to realize the benefits of our investment in MECS

  In September 1999, we entered into an alliance with MECS, which provides that MECS will sell our products and provide local customer support in the Japanese market. In October 1999 and March 2000, we purchased approximately
9.9 percent and 68.7 percent, respectively of the common stock of MECS. We intend to operate MECS largely as a stand-alone entity. In order to realize the synergistic benefits of the controlling interest we have taken in MECS, our senior management will need to work effectively with the senior management of MECS, despite the geographic distance between the two companies, the different languages and the diverse cultures. This will require a devotion of managerial resources at a time when our managerial resources are already strained, as a result of the continuing rise in demand within the semiconductor industry. If we are unable to build a successful working relationship between the two senior managements, we may not be able to fully realize the anticipated benefits of the alliance. Additionally, companies in Japan are not traditionally accustomed to having non-Japanese owners or partners. Such a dramatic change in ownership of MECS might bring about sudden changes in loyalty by customers and may also affect employee relations. Our future success will depend largely in part upon our ability to retain and recruit highly skilled technical, manufacturing, managerial, and marketing personnel. A failure to retain, recruit or adequately train key personnel could have a material adverse impact on our performance. Moreover, our failure to maintain good employee relations could negatively impact our operations.

  In addition, MECS continues to have minority shareholders. As the majority owner of a corporation with minority shareholders, it is our responsibility to consider the needs and benefits of the minority shareholders, which may be different from ours. As a result of the acquisition, the operating results and assets and liabilities of MECS have been consolidated into our financial statements and balance sheet, even though MECS is not a wholly owned subsidiary. As of March 31, 2000, MECS owes approximately $30.0 million in unsecured loans from banks and secured bonds with interest rates ranging between 1.5 percent to 2.0 percent per annum. If MECS performs poorly, our financial results could be materially and adversely affected.

  . Shortages of components necessary for our product assembly can delay our shipments and can lead to increased costs which may negatively impact our financial results

  With the recent increased demand for semiconductor manufacturing equipment, our suppliers, both domestic and international, are straining to provide components on a timely basis and, in some cases, on an expedited basis at our request. Although to date, we have experienced only minimal delays in receiving goods from our key suppliers, disruption or termination of these sources could have a temporary adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a single supplier or a limited group of suppliers. We believe that, in time, alternative sources could be obtained and qualified to supply these products in the ordinary course of business, but a prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases for components and as a result, could decrease our margins and negatively impact our financial results.

  . Our efforts to be responsive to customers may lead to the incurrence of costs that are not readily recoverable

  We may incur manufacturing overhead and other costs, many of which are fixed, to meet anticipated customer demand. We often require long lead times for development of our products; during these periods we must expend substantial funds and management effort. We may incur significant development and other expenses as we develop our products without realizing corresponding revenue in the same period, or at all.

  . We may not be able to effectively compete in a highly competitive semiconductor equipment industry

  The markets for our products are highly competitive and subject to rapid technological change. We currently face direct competition with respect to all of our products. Some of our competitors may have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than those available to us.

  Several companies, including Brooks Automation, Inc. through its acquisition of Jenoptik Infab, Inc., offer one or more products that compete with our Asyst-SMIF System and SMART-Traveler System products. We compete primarily with Entegris, Inc. in the area of SMIF-Pods. We also compete with several competitors in the robotics area, including, but not limited to, PRI Automation, Inc., Kensington Laboratories Inc., Rorze Corporation and Yaskawa--Super Mectronics Division. With our recent acquisition of PAT, we have acquired technology in the area of transport automation systems which we expect to allow us to develop products in this area. By entering this market, our transport products will face competition from the main product line of PRI, as well as from Daifuku Co., Ltd. and Murata Manufacturing Co., Ltd. With our acquisition of PST, we have acquired products in the area of the storage and management of wafers and reticles. We compete primarily with Brooks Automation, Inc. in this area.

  In addition, the conversion to 300mm wafers is likely to draw new competitors to the facility automation market. In the 300mm wafer market, we expect to face intense competition from a number of companies such as PRI and Brooks Automation, Inc., as well as potential competition from semiconductor equipment and cleanroom construction companies.

  We expect that our competitors will continue to develop new products in direct competition with ours, improve the design and performance of their products and introduce new products with enhanced performance characteristics. In order to remain competitive, we need to continue to improve and expand our product offerings. In addition, we need to maintain a high level of investment in research and development and expand our sales and marketing efforts, particularly in Japan. Ultimately, we may not be able to make the technological advances and investments necessary to remain competitive.

  New products developed by our competitors or more efficient production of their products could increase pricing pressure on our products. In addition, companies in the semiconductor capital equipment industry have been facing pressure to reduce costs. Either of these factors may require us to make significant price reductions to avoid losing orders. Further, our current and prospective customers continuously exert pressure on us to lower prices, shorten delivery times and improve the capabilities of our products. Failure to respond adequately to such pressures could result in a loss of customers or orders.

  . If we are unable to develop and introduce new products and technologies in a timely manner, our business could be negatively impacted

  Semiconductor equipment and processes are subject to rapid technological changes. The development of more complex ICs has driven the need for new facilities, equipment and processes to produce these devices at an acceptable cost. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products in a timely manner. There can be no assurance that our product development efforts will be successful or that we will be able to respond effectively to technological change.

  . If we are unable to convince our customers of the advantages of the Plus-
    Portal System our growth prospects could be negatively impacted

  We recently introduced our Plus-Portal System for sale to our OEM customers as a complete, automated interface between the OEM's tool and the facility. Currently, many OEMs design and manufacture automated equipment front-ends for their tools utilizing purchased components and in-house engineering and manufacturing resources. The Plus-Portal System offers OEMs a standard, outsourced alternative. Although we anticipate that the Plus-Portal System will not be widely adopted by OEMs until the market begins the transition to 300mm wafers, we believe that our growth prospects in this area depend in large part upon our ability to gain acceptance of the Plus-Portal System by a broader group of OEM customers. Notwithstanding our solution, OEMs may purchase components to assemble interfaces or invest in the development of their own complete interfaces. The decision by an OEM to adopt the system for a large product line involves significant organizational, technological and financial commitments by this OEM. The market may not accept the Plus-Portal System.

  . If we are unable to transition our 200mm technologies to meet the standards required by the new 300mm wafer size, our business will be adversely affected

  The semiconductor manufacturing industry is anticipated to undergo a shift in wafer size from 200mm to 300mm over the next few years. As the market shifts, new products and technologies will be needed to manufacture the larger wafers. The introduction of new products to service the 300mm market utilizing new technologies and the emergence of new industry standards could render our products obsolete. Our success depends on our ability to adapt to rapidly changing technologies and to improve the performance, features and reliability of our services in response to changing customer and industry demands. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of new products to meet the requirements of the 300mm market.

  . We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the intellectual property rights of others

  We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to protect our patent rights vigorously, there can be no assurance that our patents will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or independently developed by, others.

  Intellectual property rights are uncertain and involve complex legal and factual questions. We have in the past, and may in the future, unknowingly infringe on the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. If we do infringe the intellectual property rights of others, we could be forced to either seek a license to intellectual property rights of others or alter our products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of our product.

  There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend Asyst against claimed infringement of the rights of others or to determine the scope and validity of the patents or intellectual property rights of others. Any litigation could result in substantial cost to us and divert the attention of our management, which by itself could have an adverse material effect on our financial condition and operating results. Further, adverse determinations in any litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products. Any of these effects could have a negative impact on our financial condition and results of operations.

  . We face significant risks because a majority of our net sales are from sales outside the United States

  A majority of our net sales for the years ended March 31, 1998, 1999 and 2000, were attributable to sales outside the United States, primarily in Japan, Singapore, Taiwan, and Europe. We expect that international sales will continue to represent a significant portion of our total revenues in the future. In particular, net sales to Taiwan represented 43.5 percent, 33.5 percent and 35.0 percent of our total net sales for the years ended March 31, 1998, 1999 and 2000, respectively. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

    .exposure to currency fluctuations;

    .the imposition of governmental controls;

    .the need to comply with a wide variety of foreign and U.S. export laws;

    .political and economic instability;

    .trade restrictions;

    .changes in tariffs and taxes;

    .longer payment cycles typically associated with foreign sales;

    .the greater difficulty of administering business overseas; and

    .general economic conditions.

  As of March 31, 1998 and 1999 and 2000, a majority of our accounts receivable, net, were due from international customers located primarily in Japan, Singapore, Taiwan and Europe. Receivable collection and credit evaluation in new geographies and countries challenge our ability to avert international risks. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. Although we invoice substantially all of our international sales in United States dollars, there can be no assurance that our future results of operations will not be adversely affected by currency fluctuations.

  . Anti-takeover provisions in our articles of incorporation, bylaws and our shareholder rights plan may prevent or delay an acquisition of Asyst that might be beneficial to our shareholders

  Our Articles of Incorporation and Bylaws include provisions that may have the effect of deterring hostile takeovers or delaying changes in control or management of Asyst. These provisions include certain advance notice procedures for nominating candidates for election to our Board of Directors, a provision eliminating shareholder actions by written consent and a provision under which only our Board of Directors, our Chairman of the Board, our President or shareholders holding at least 10 percent of the outstanding common stock may call special meetings of the shareholders. We have entered into agreements with our officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to Asyst.

  We have adopted a share purchase rights plan, pursuant to which we have granted to our shareholders rights to purchase shares of junior participating preferred stock. Upon the earlier of (1) the date of a public announcement that a person, entity, or group of associated persons has acquired 15 percent of our common stock or (2) 10 business days following the commencement of, or announcement of, a tender after or exchange offer, the rights granted to our shareholders will become exercisable to purchase our common stock at a price substantially discounted from the then applicable market price of our common stock. These rights could generally discourage a merger or tender offer involving the securities of Asyst that is not approved by our Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on shareholders who might want to vote in favor of such merger or participate in such tender offer.

  In addition, our Board of Directors has authority to issue up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any future vote or action by the shareholders. The issuance of preferred stock while providing desirable flexibility in connection with possible acquisition and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of Asyst. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and as a result, the issuance thereof could have a material adverse effect on the market value of the common stock. We have no present plans to issue shares of preferred stock.

  . Our stock price may fluctuate significantly which could be detrimental to our shareholders

  Our stock price has in the past fluctuated and will fluctuate in the future in response to a variety of factors, including the following:

    .  quarterly fluctuations in results of operations;

    .  announcements of new products by Asyst or its competitors;

    . changes in either our earnings estimates or investment recommendations by stock market analysts;

    .  announcements of technological innovations;

    .  conditions or trends in the semiconductor manufacturing industry;

    . announcements by Asyst or our competitors of acquisitions, strategic partnerships or joint ventures;

    .  additions or departures of senior management; and

    .  other events or factors many of which are beyond our control.

  In addition, in recent years, the stock market in general and shares of technology companies in particular have experienced extreme price fluctuations, and such extreme price fluctuations may continue. These broad market and industry fluctuations may adversely affect the market price of our common stock.

  . We may not be able to secure additional financing to meet our future capital needs

  We currently anticipate that our available cash resources, which includes existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through the fourth quarter of fiscal 2001. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures we may need to raise additional funds after twelve months to develop new or enhanced products, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. In April 2000, approximately $0.49 million of debt acquired in connection with our acquisition of MECS matured. We were able to re-negotiate a new loan with similar terms and conditions to replace the existing debt. Nevertheless, we do have exposure to debt maturates amounting to $15.5 million which has interest rates of 2 percent or less that could be called. We may not be able to replace the called debt with terms as favorable as those that currently exist, particularly the relatively low interest rates, which could result in the depletion of existing cash resources. This strain on our capital resources could have a material adverse effect on our business.

ITEM 2--Properties

  Our Company's headquarters and principal manufacturing and research and development activities are located in Northern California in four leased facilities, one approximately 91,300 square feet, the second approximately 35,400 square feet, the third approximately 45,100 square feet and the fourth approximately 17,700 square feet. Additional manufacturing and research and development activities are conducted at an 81,000 square foot, leased facility located in Austin Texas. A small, regional manufacturing facility is also being maintained in Vermont. We lease offices in Arizona, Colorado, Maine, Massachusetts, Minnesota, Texas and Washington, for sales and service support. Overseas, we have sales and service support offices in leased facilities located in Germany, Japan, Singapore, South Korea, Taiwan, and the United Kingdom. Through the acquisition of MECS, we now own an engineering and manufacturing facility, consisting of approximately 66,500 square feet, which is located in Nagoya, Japan. Additionally, as part of our acquisition of MECS, we also lease three other facilities in Japan, which are located in Osaka City, Oita City; Kyushu and Kyoto City, and one facility located in Anyang City, Kyunggi-do; South Korea. These facilities are utilized for manufacturing, administrative and sales and service support purposes.

ITEM 3--Legal Proceedings

  In October 1996, we filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to our SMART Traveler System. We amended our Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. Our Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that we have violated federal antitrust laws and engaged in unfair competition. We have denied these allegations. In May 1998, we along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted our motion for reconsideration in the sense that it considered the merits of our arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. We intend to take an appeal. The trial date has since been vacated and the court has requested briefings, now due in July 2000, on whether it is obligated to proceed with any remaining matters.

ITEM 4--Submission of Matters to a Vote for Security Holders

  Not applicable.

                                    PART II

ITEM 5--Market for the Registrant's Common Equity and Related Shareholder
Matters

  Since September 22, 1993, Asyst's Common Stock, no par value, has been traded on the Nasdaq National Market ("Nasdaq") under the symbol ASYT. The price per share reflected in the following table represents the range of high and low closing prices for the Company's Common Stock on Nasdaq for the periods indicated.

                                                                   High   Low
                                                                  ------ ------
     April 1--June 30, 1998...................................... $12.88 $ 6.25
     July 1--September 30, 1998.................................. $ 7.50 $ 3.50
     October 1--December 31, 1998................................ $10.85 $ 3.10
     January 1--March 31, 1999................................... $14.10 $ 6.88
     April 1--June 30, 1999...................................... $14.97 $ 7.38
     July 1--September 30, 1999.................................. $16.81 $12.38
     October 1--December 31, 1999................................ $32.78 $14.88
     January 1--March 31, 2000................................... $63.88 $32.78

  There were approximately 224 record holders of the Company's Common Stock as of March 31, 2000. Asyst has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6--Selected Financial Data

  The following table reflects selected summary financial data restated in fiscal year 1996 for the affects of the closure of Asyst Automation, Inc. and for all periods prior to fiscal 2000 for the affect of the merger with PST which was accounted for as a pooling of interest (dollars in thousands, except per share amounts):

                                           Fiscal Year Ended March 31,
                                   ---------------------------------------------
                                     1996     1997      1998    1999      2000
                                   -------- --------  -------- -------  --------
Consolidated Statements of
 Operations Data:
Net sales........................  $107,223 $152,303  $182,290 $92,948  $225,554
Gross profit.....................    44,221   60,702    79,898  33,053   103,055
In-process research and
 development of acquired
 business........................       --     1,335       --    7,100     4,884
Operating income (loss)..........    12,561   16,579    25,673 (39,475)   15,456
Income (loss) from continuing
 operations......................     8,858    9,990    17,202 (26,931)   10,019
Net income (loss)................     6,455   (4,675)   15,362 (26,931)   10,019
Basic Earnings Per Share:
  Income (loss) per share from
   continuing operations.........  $   0.45 $   0.48  $   0.75 $ (1.15) $   0.36
  Net income (loss) per share....      0.32    (0.23)     0.67   (1.15)     0.36
  Shares used in per share
   calculation...................    19,912   20,726    22,858  23,460    27,639
Diluted Earnings Per share:
  Income (loss) per share from
   continuing operations.........  $   0.42 $   0.47  $   0.71 $ (1.15) $   0.32
  Net income (loss) per share....      0.30    (0.22)     0.63   (1.15)     0.32
  Shares used in per share
   calculation...................    21,334   21,286    24,456  23,460    30,986

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................  $ 14,249 $ 14,739  $ 85,493 $35,762  $106,088
Working capital..................    56,077   56,835   122,535  72,484   171,550
Total assets.....................   101,021   98,828   166,502 124,288   329,200
Shareholders' equity.............    68,146   68,376   129,250  96,634   233,106

ITEM 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward looking statements which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this report.

  Our sales are tied to capital expenditures at wafer fabrication facilities. The majority of our revenues in any single quarter are typically derived from relatively few large customers, and our revenues will therefore fluctuate based on a number of factors, including:

    .the timing of significant customer orders;

    .the timing of product shipments;

    .variations in the mix of products sold;

    .the introduction of new products;

    .changes in customer buying patterns;

    .fluctuations in the semiconductor equipment market;

    .the availability of key components; and

    .general trends in the economy.

  In addition, due to production cycles and customer requirements, we often ship significant quantities of products in the last month of the quarter. This factor increases the risk of unplanned fluctuations in net sales since we have limited opportunity to take corrective actions should a customer reschedule a shipment or otherwise delay an order during the last month of the quarter.

  Fiscal year 1999 was significantly and adversely impacted by the worldwide drop in demand for semiconductor devices. The drop in demand resulted from a dramatic slowdown in the Asian economies and over-capacity of memory chip manufacturing. In response, many of our customers slashed capital expenditure budgets by 40 percent or more. Net sales decreased 49 percent from $182.3 million for the year ended March 31, 1998 to $92.9 million for the year ended March 31, 1999. In addition, in fiscal year 1999, we acquired the FluoroTrac Auto-ID product line from Flouroware, Inc. and HDI, enhancing our wafer tracking and robotics capabilities. The significant decline in net sales and the new acquisitions required us to undertake substantial restructuring activities to reduce costs and eliminate low margin products. As a result, we experienced a net loss in fiscal year 1999 of $26.9 million compared to a record net income of $15.4 million in fiscal year 1998.

  In contrast, net sales for fiscal year 2000 reached a record of $225.6 million as compared to $92.9 million that was reported for the fiscal year 1999, representing an increase of 142.8 percent. Also, each of the quarters ended during fiscal year 2000 increased sequentially over the prior quarters. For the fourth quarter of fiscal 2000, net sales reached $94.0 million, also a Company record, representing a year over year increase of 403 percent over the $18.7 million recorded in the fourth quarter of fiscal 1999 and a sequential increase of 47.3 percent over the net sales of $63.8 million recorded in the third quarter of fiscal 2000. The increase in net sales during fiscal 2000 was due to the increased demand for our products as capital expenditures of semiconductor manufactures have increased to add capacity. The increased demand for our products resulted from our increased 200mm product market leadership and positioning. During the fiscal year 2000, our book to bill ratios have improved and are higher than those reported for the industry. Whereas for most of the year ended March 31, 1999 we were dependent upon orders received and shipped during the same quarter, our current backlog of orders exceeds our manufacturing capacity for the quarter ended March 31, 2000. Many of our customers have announced significantly increased capital expenditure spending plans.

  In June 1999, we acquired all of the shares of PST, which manufactures wafer-sorting equipment used by semiconductor manufacturers in a business combination accounted for as a pooling of interests. Accordingly, our consolidated financial statements for all periods presented have been restated to include the financial statements of PST.

  In August 1999, we acquired all of the shares of PAT, which is in the process of developing a continuous flow transport system for use in semiconductor manufacturing facilities.

  In October 1999 and March 2000, we acquired 9.9 percent and 68.7 percent, respectively of the common stock of MECS. The acquisition of the controlling interest of MECS was accounted for using the purchase method of accounting. We intend to operate MECS largely as a stand-alone entity.

  The following table sets forth the percentage of net sales represented by certain consolidated statements of operations data for the periods indicated:

                                                         Fiscal Year Ended
                                                             March 31,
                                                         ---------------------
                                                         1998    1999    2000
                                                         -----   -----   -----
Net sales............................................... 100.0 % 100.0 % 100.0%
Cost of sales...........................................  56.2    64.4    54.3
                                                         -----   -----   -----
  Gross profit..........................................  43.8    35.6    45.7
                                                         -----   -----   -----
Operating expenses:
  Research and development..............................   9.1    19.4     9.6
  Selling, general and administrative...................  20.6    43.3    24.9
  In-process research and development of acquired
   businesses and product line..........................   --      7.6     2.2
  Goodwill amortization.................................   --      1.7     1.1
  Non-recurring charges.................................   --      6.0     1.0
                                                         -----   -----   -----
  Total operating expenses..............................  29.7    78.0    38.8
                                                         -----   -----   -----
  Operating income (loss)...............................  14.1   (42.5)    6.9
Other income (expense), net.............................   1.0     1.9     0.9
                                                         -----   -----   -----
Income (loss) from continuing operations before
 provision (benefit) for income taxes...................  15.1   (40.6)    7.8
Provision (benefit) for income taxes....................   5.6   (11.6)    3.3
                                                         -----   -----   -----
Income (loss) from continuing operations................   9.5   (29.0)    4.5
                                                         -----   -----   -----
Loss on closure of Asyst Automation, Inc., net of
 applicable income taxes................................  (1.0)    --      --
                                                         -----   -----   -----
Net income (loss).......................................   8.5 % (29.0)%   4.5%
                                                         =====   =====   =====

Fiscal Years Ended March 31, 1998, 1999 and 2000

  Net sales. Net sales in the year ended March 31, 2000 increased by 142.8 percent to $225.6 million from $92.9 million for the year ended March 31, 1999. Net sales in the year ended March 31, 1999 decreased by 49.0 percent to $92.9 million from $182.3 million for the year ended March 31, 1998. Each of the quarters ended during fiscal year 2000 increased sequentially over the prior quarters during the current fiscal year. For the fourth quarter of fiscal 2000, net sales reached $94.0 million representing a year over year increase of 403 percent over the $18.7 million recorded in the fourth quarter of fiscal 1999 and a sequential increase of 47.3 percent over the net sales of $63.8 million recorded in the third quarter of fiscal 2000. The increase in net sales during fiscal 2000 was due to the increased demand for our products as capital expenditures of semiconductor manufactures have increased to add capacity. The increased demand for our products resulted from our increased 200mm product market leadership and positioning. The decrease in sales during fiscal 1999 was consistent across all of our products. Both the OEM channel and direct fabrication end user channel were impacted by the worldwide reduction in capital spending budgets of the major semiconductor manufacturers. Our net sales increased by $6.3 million as a result of the acquisition of the FluoroTrac product line and HDI.

  Beginning with the quarter ended March 31, 1999 and continuing through the quarter ended March 31, 2000, the Company's ending backlog was greater than net sales for each of the quarters then ended. Beginning in the quarter ended March 31, 1999, many semiconductor manufacturers publicly announced increases in their capital spending budgets. There is no assurance that this trend in orders will continue. Furthermore, there is no assurance that orders may not be cancelled in the future.

  Our international sales, including the local revenues recorded at the foreign locations were as follows (dollars in millions):

                                               Fiscal Year Ended March 31,
                                          ---------------------------------------
                                              1998         1999          2000
                                          ------------  -----------  ------------
                                                 % of         % of          % of
                                            $    Sales    $   Sales    $    Sales
                                          ------ -----  ----- -----  ------ -----
   Taiwan................................ $ 79.3 43.5%  $31.1 33.5%  $ 78.9 35.0%
   Singapore.............................   13.6  7.5     3.4  3.7     16.3  7.2
   Korea.................................    --   --      0.5  0.5      --   --
   Japan.................................   15.9  8.7     8.1  8.7     30.7 13.6
   Other.................................    0.5  0.3     0.3  0.3      1.6  0.7
                                          ------ ----   ----- ----   ------ ----
     Total Asia..........................  109.3 60.0    43.4 46.7    127.5 56.5
   Europe................................    6.5  3.5     4.1  4.4      7.9  3.5
                                          ------ ----   ----- ----   ------ ----
     Total International................. $115.8 63.5%  $47.5 51.1%  $135.4 60.0%
                                          ====== ====   ===== ====   ====== ====

  Direct sales to international customers remain a substantial portion of our sales. During fiscal year 2000, international sales as a percentage of net sales increased to 60.0 percent from 51.1 percent of net sales in fiscal year 1999. During fiscal year 1999, international sales as a percent of net sales decreased to 51.1 percent from 63.5 percent of net sales in fiscal year 1998. The increase in international sales as a percentage of net sales during fiscal 2000 has been the result of increased capital spending of Asia based semiconductor manufactures and foundries. For example, our largest customer in fiscal year 2000 increased its purchases of our products from approximately $6.3 million in fiscal 1999 to approximately $25.5 million. This customer represented our second largest customer in fiscal year 1999. In fiscal year 1999, the Company's largest customer purchased $10.3 million of products. The largest customers in each year, as measured in net sales, have been Asia based foundries. The drop in international net sales as a percent of net sales during fiscal 1999 resulted primarily due to the sharp decline in its Asia foundry sales in response to the slowdown in worldwide demand for semiconductors.

  The net sales by product or service categories comprising our net sales for the fiscal years ended March 31, were as follows (dollars in thousands):

                                                        Fiscal Year Ended March
                                                                  31,
                                                       -------------------------
                                                         1998    1999     2000
                                                       -------- ------- --------
   SMIF Systems....................................... $145,702 $66,609 $175,363
   Non-SMIF Systems...................................   16,827   8,794   11,208
   SMART Traveler Systems.............................   14,533   6,227   14,527
   Robotics...........................................      --    6,323   14,191
   Services & other...................................    5,228   4,995   10,265
                                                       -------- ------- --------
     Total............................................ $182,290 $92,948 $225,554
                                                       ======== ======= ========

  Our competitors are increasingly competing on price. Certain international competitors receive various forms of government support, ranging from different forms of financial subsidies to high level diplomatic support. While we have been successful in maintaining market share by competing on product quality and service value, there is no assurance that the impact of the competition's actions will not have a negative effect on future sales and gross margins.

  Gross margin. Gross margins were 43.8 percent, 35.6 percent and 45.7 percent of net sales for the years ended March 31, 1998, 1999 and 2000, respectively. During fiscal 2000, the increase in gross margin resulted from the combined effect of materials cost reduction achieved through product re-design efforts and the dramatically increased rate of absorption of fixed costs resulting from the 142.8 percent increase in sales volume over fiscal 1999. We also started operating a double shift in our manufacturing operations given the significant increase in net sales. It is estimated that we are currently using about 70 percent of our manufacturing capacity during the combined shifts. The decrease in the gross margin in fiscal year 1999 resulted because of the
49.0 percent drop in net revenues from fiscal year 1998 and our inability to reduce our manufacturing overhead to compensate for the lower revenues. We also increased our inventory reserves by $2.3 million during the fiscal year ended March 31, 1999 in response to the rapid decline in sales activity during that period and due to the existence of excess and obsolete inventory. In addition, significant orders were received and shipped near the end of each quarter requiring higher levels of overtime by our employees. In fiscal year 1998, increased net sales and changes in our product mix benefited gross margins. However, because of pressures on prices brought about by competition, we continue efforts to reduce costs through design changes and manufacturing overhead reductions and process improvements. Due to changes in product mix, the rate of change in net sales, changes in sales activities, customer demands for shorter lead times and the introduction of new products, we expect gross margins to continue to fluctuate.

  Research and development. Research and development expense was $21.6 million, $18.0 million and $16.6 million for the years ended March 31, 2000, 1999 and 1998, respectively, representing 9.6 percent, 19.4 percent and 9.1 percent of net sales in the respective periods then ended. The increase in research and development expense in fiscal years 2000 and 1999 resulted from increased spending to support our new SMIF-300 product series, continuing product enhancements and additions to our 200mm product line due to the semiconductor industry's trend to transition to 300mm facilities and the additional product development and enhancement activities related to our acquisitions of HDI, PST and PAT. Research and development expenses consist of salaries, project materials and other expenses related to our commitment to ongoing product development efforts. The increase spending as a percentage of net sales for the fiscal year 1999, was the result of the significantly lower sales activity experienced during fiscal 1999, as compared to levels experienced during fiscal years 1998 and 2000, respectively. We capitalize certain legal costs related to our patents. To date, we have not capitalized costs associated with software development because such costs incurred to date that are eligible for capitalization have not been material. We expect our research and development activities and related expenditures to increase in future periods.

  Selling, general and administrative. Selling, general and administrative expense was $56.2 million, $40.2 million and $37.7 million for the years ended March 31, 2000, 1999 and 1998, respectively, representing

24.9 percent, 43.3 percent and 20.6 percent of net sales for the years then ended. Selling and marketing expenses were $21.4 million or 9.5 percent of net sales, $14.7 million or 15.8 percent of net sales, and $14.1 million or 7.7 percent of net sales for the same years then ended. The increasing trend in selling and marketing expenses in fiscal year 2000, 1999 and 1998 is the result of our increasing global presence and developing new customer relationships presented by the emerging 300mm technology. General and administrative expenses were $34.8 million or 15.4 percent of net sales, $25.5 million or 27.5 percent of net sales, and $23.6 million or 12.9 percent of net sales for fiscal years 2000, 1999 and 1998, respectively. Selling, general and administrative expense has increased because of the acquisitions of HDI in August 1998, PAT in August 1999, additional general administrative and sales staff additions in response to the increase in our sales and increased sales commissions expense related to the increase in our net sales. Headcount to support sales, general and administrative activities increased significantly throughout fiscal 2000 and we expect further increases in headcount to support additional increases in our net sales. However, the increase in headcount as a percentage of the increase in net sales is expected to be lower in future years than that which we experienced during fiscal 2000. The decrease in selling, general and administrative expense as a percentage of sales is due primarily to the net sales increasing at a higher rate than the increase in spending in selling, general and administrative activities during fiscal year 2000. We expect that selling, general and administrative expenses may increase in future periods due to expected growth in net sales and new acquisitions, although the spending may vary as a percentage of net sales.

  In-process research and development of acquired businesses and product line. Charges to in-process research and development of acquired businesses and product line were $4.9 million and $7.0 million for the years ended March 31, 2000 and 1999, respectively, representing 2.2 percent and 7.6 percent of net sale, respectively for the years then ended. During the year ended March 31, 2000, we completed the acquisition of PAT and a majority interest in MECS. The PAT and MECS acquisitions were accounted for using the purchase method of accounting during the quarters ended September 30, 1999 and March 31, 2000, respectively. In connection with the purchase price allocation of both PAT and MECS, we recorded a write-off of approximately $4.0 million and $0.9 million, respectively, of in-process research and development costs in the quarters ended September 30, 1999 and March 31, 2000, respectively. During the year ended March 31, 1999, we completed the acquisition of the FluoroTrac product line and HDI. HDI was accounted for using the purchase method of accounting during the quarter ended September 30, 1998. In connection with the purchase price allocation of both FluoroTrac and HDI, we recorded a write-off of approximately $1.2 and $5.9 million, respectively, of in-process research and development costs in the quarters ended June 30, 1998 and September 30, 1998, respectively. The decision to write-off these costs was primarily due to the fact that the acquired in-process research and development related to the FluoroTrac product line, HDI, PAT and MECS had not yet reached technological feasibility and had no perceived alternative future uses. This technology is still being developed.

  Goodwill amortization. Goodwill amortization expense was $2.6 million and $1.6 million for the years ended March 31, 2000 and 1999, respectively, representing 1.1 percent and 1.7 percent of net sales, respectively, for the years then ended. During fiscal year 2000, goodwill amortization expense amounted to $2.4 million, $0.2 million and $0.0 million, respectively related to HDI and PAT and the Flouro Trac product line, respectively. During fiscal year 1999, goodwill amortization expense amounted to $1.6 million and $0.0 million, respectively, related to the acquisitions of HDI and the Flouro Trac product line. As a result of the purchase price allocations, associated with our acquisitions of HDI, PAT and the Flouro Trac product line, amounts have been assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These amounts are being amortized over periods ranging from four to fourteen years.

  Non-recurring charges. Non-recurring charges were $2.3 million for the year ended March 31, 2000, representing 1.0 percent of net sales. During the current year in connection with our decision to move to a purely direct sales channel in Japan, we paid $2.5 million to Innotech Corporation to cancel an agreement we previously entered into to sell our products in the Japanese market. Additionally, during the year, a reduction of $0.2 million was made to our restructuring reserve balance to adjust for revised estimates related to our restructuring activities. This amount is being reported net of the other non-recurring charge.

  Non-recurring charges were $5.5 million for the year ended March 31, 1999, representing 6.0 percent of net sales for the year then ended. In the year ended March 31, 1999 we underwent significant restructuring of our operations to reduce our cost structure in response to the 49.0 percent reduction in net sales. Also, we restructured activities in Japan and Europe to reposition our activities to compete more effectively. In addition, we repositioned our product offerings to eliminate low margin products and software services that have high risks of failure. The following table summarizes restructuring charges and the activity by geographic region (dollars in thousands):

                                             Cash                       Ending
                                 Expensed   outlays                     Accrual
                                   as of     as of   Reclassifications   as of
                                 March 31, March 31, and Reductions in March 31,
                                   1999      2000     Reserve Balance    2000
                                 --------- --------- ----------------- ---------
   Europe:
     Severance..................  $1,732    $  913         $(819)        $ --
     Facilities.................     336       235          (101)          --
     Other......................     437       212          (225)          --
   Japan:
     Severance..................     150        75           (75)          --
     Other......................      35         1           (34)          --
   US:
     Severance..................     700     1,232           532           --
     Facilities.................     550       417          (133)          --
     Other......................   1,002     1,857           855           --
     Non-cash...................     600       --           (200)          --
                                  ------    ------         -----         -----
     Total......................  $5,542    $4,942         $(200)        $ --
                                  ======    ======         =====         =====

  The restructuring has resulted in terminating the employment of 110 employees located in the United States and 30 international employees located worldwide. As of March 31, 2000, all of the employees affected have been terminated. Facilities impacted by these restructuring activities have been vacated as of March 31, 2000. Other costs include expenses incurred for consultants and legal services, equipment or service buy-out cost and any estimated incremental costs associated with the closure of facilities or completion of other contractual obligations. During the year ended March 31, 2000, a reduction in the reserve balance was made in the amount of $0.2 million to adjust for revised estimates related to our restructuring activities. This amount is being reported net of the other non-recurring charge.

  Other income (expense), net. Other income (expense), net was $2.1 million, $1.7 million, $1.8 million for the years ended March 31, 2000, 1999 and 1998, respectively, representing 0.9 percent, 1.9 percent and 1.0 percent of net sale for the years then ended. The decrease as a percentage of net sales during fiscal 2000 over fiscal 1999 was largely due to the 142.8 percent increase in net sales activity during fiscal 2000. The increase as a percentage of net sales during fiscal year 1999 was due largely to the 49.0 percent decrease in net sales in 1999. Other income (expense), net includes interest income, interest expense, foreign exchange gain and loss, which has not been material, and royalty income. The primary components are interest income and royalties. Although other income (expense), net has fluctuated over the past several years, other income (expense), net have been on the rise primarily because of the increase in interest income on the significantly higher cash position throughout the years. The improved cash and short-term investment position has been the result of improved receivable collections and a private placement of 2,000,000 shares and 1,250,000 shares of our common stock in September 1997 and May 1999, respectively, as well as a secondary offering of 4,458,000 shares of our common stock made in November 1999.

  Provision (benefit) for income taxes. Provision (benefit) for income taxes were $7.5 million, ($10.8) million, and $10.3 million for the years ended March 31, 2000, 1999 and 1998, respectively, representing an effective tax rate of 42.9 percent, 28.6 percent and 37.5 percent, respectively for the years then ended. In fiscal year 2000, we experienced a higher effective tax rate due to the impact of non-deductible in-process research and development (IPR&D) write-off related to the acquisition of PAT and MECS. Without the IPR&D write-off our effective tax rate would have been approximately 33.5%.

  As of March 31, 2000, we have recorded a net deferred tax asset of approximately $20.5 million, of which approximately $10.7 million relates to tax net operating losses and tax credits generated by the Company's and its domestic subsidiaries during the current and prior fiscal years. These net operating loss and tax credit carryforwards expire at various dates through March 31, 2020. Included in this amount are pre-merger Federal net operating loss carryforwards of approximately $5.3 million generated by PST, which will expire beginning in fiscal 2012. The utilization of the PST net operating losses are subject to annual limitations due to the "change in ownership" and consolidated loss provisions of the Internal Revenue Code. As of March 31, 2000, MECS had pre-merger foreign net operating loss carryforwards of approximately $8.4 million, which expire in 2005. The deferred tax asset related to these foreign net operating loss carryforwards are included in the foreign deferred tax asset related to MECS. The utilization of the foreign net operating losses is subject to the ability of MECS to generate future foreign taxable income. A valuation allowance has been recorded related to pre-merger net operating losses and other deferred tax assets of PST and MECS of approximately $3.1 million and $12.6 million, respectively. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

  Discontinued operations. In January 1997, we adopted a formal plan to close Asyst Automation Inc. ("AAI") by the end of September 1997, which was accounted for in the third quarter of fiscal year 1997. In December 1997, it was determined that an additional reserve of $1.8 million, net of a tax benefit of $1.0 million, was necessary. All of the amounts reserved in connection with the closure of AAI have been used as of March 31, 1999. In September 1997, we entered into an asset purchase agreement with PAT, pursuant to which we sold to PAT, a related party, certain intellectual property rights and office equipment which were owned or licensed by AAI. See Note 11 of "Notes to Consolidated Financial Statements."

Selected Quarterly Financial Data

  The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended March 31, 2000. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited quarterly results of operations set forth herein. Significant fluctuations have occurred in the quarterly results of operations for the periods ended June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000 from those of comparable quarters in the prior year, principally due to the conditions as discussed in the preceding sections. Due to the increase in our sales volume we experienced during fiscal year 2000, which resulted from world-wide increases in capital spending budgets of major semiconductor manufacturers, we were able to reach certain economies of scale needed to reduce overhead and other spending to be consistent with our historic rates associated with the larger sales volume that we experienced during comparable quarters in the prior fiscal year. As our quarterly results have been subject to fluctuation in the past, the operating results for any quarter are not necessarily indicative of results for any future period.

  The first three-quarters of our fiscal year end on a Saturday, and thus the actual date of the quarter-end is usually different from the quarter-end dates used throughout this Form 10-K. (dollars in thousands, except for per share amounts):

                                 Fiscal Quarter Ended                   Fiscal Quarter Ended
                          -------------------------------------  -------------------------------------
                          Jun. 30, Sep. 30,  Dec. 31,  Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31, Mar. 31,
                            1998     1998      1998      1999      1999      1999      1999     2000
                          -------- --------  --------  --------  --------  --------  -------- --------
Net sales...............  $37,441  $ 18,900  $17,911   $18,695   $27,086   $40,696   $63,816  $93,956
Cost of sales...........   19,724    15,450   11,577    13,143    15,840    22,327    34,505   49,826
                          -------  --------  -------   -------   -------   -------   -------  -------
 Gross profit...........   17,717     3,450    6,334     5,552    11,246    18,369    29,311   44,130
Operating Expenses:
 Research and
  development...........    4,540     4,459    4,523     4,505     4,235     4,456     5,298    7,596
 Selling, general and
  administrative........   10,545    11,895    9,796     7,995    10,728    11,729    15,322   18,467
 In-process research and
  development of
  acquired businesses...    1,200     5,900      --        --        --      4,000       --       884
 Goodwill amortization..      --        402      613       613       614       614       687      670
 Non-recurring charges..      --      2,922      --      2,620       --        --        --     2,300
                          -------  --------  -------   -------   -------   -------   -------  -------
 Total operating
  expenses..............   16,285    25,578   14,932    15,733    15,577    20,799    21,307   29,917
                          -------  --------  -------   -------   -------   -------   -------  -------
 Operating (loss)
  income................    1,432   (22,128)  (8,598)  (10,181)   (4,331)   (2,430)    8,004   14,213
Other income (expense),
 net....................      355     1,131      361      (110)      (14)      299       803      983
                          -------  --------  -------   -------   -------   -------   -------  -------
Income (loss) from
 continuing operations
 before provision for
 income taxes...........    1,787   (20,997)  (8,237)  (10,291)   (4,345)   (2,131)    8,807   15,196
Provision (benefit) for
 income taxes...........      887    (6,858)  (2,042)   (2,794)   (1,477)      635     2,966   (5,384)
                          -------  --------  -------   -------   -------   -------   -------  -------
Income (loss) from
 continuing operations..      900   (14,139)  (6,195)   (7,497)   (2,868)   (2,766)    5,841    9,812
                          -------  --------  -------   -------   -------   -------   -------  -------
Net income (loss).......  $   900  $(14,139) $(6,195)  $(7,497)  $(2,868)  $(2,766)  $ 5,841  $ 9,812
                          =======  ========  =======   =======   =======   =======   =======  =======
Basic Earnings Per
 Share:
 Income (loss) per share
  from continuing
  operations............  $  0.04  $  (0.60) $ (0.27)  $ (0.32)  $ (0.12)  $ (0.11)  $  0.20  $  0.31
                          =======  ========  =======   =======   =======   =======   =======  =======
 Net income (loss) per
  share.................  $  0.04  $  (0.60) $ (0.27)  $ (0.32)  $ (0.12)  $ (0.11)  $  0.20  $  0.31
                          =======  ========  =======   =======   =======   =======   =======  =======
 Shares used in per
  share calculation.....   24,296    23,492   22,910    23,204    24,456    25,656    28,964   31,345
                          =======  ========  =======   =======   =======   =======   =======  =======
Diluted Earnings Per
 Share:
 Income (loss) per share
  from continuing
  operations............  $  0.04  $  (0.60) $ (0.27)  $ (0.32)  $ (0.12)  $ (0.11)  $  0.18  $  0.27
                          =======  ========  =======   =======   =======   =======   =======  =======
 Net income (loss) per
  share.................  $  0.04  $  (0.60) $ (0.27)  $ (0.32)  $ (0.12)  $ (0.11)  $  0.18  $  0.27
                          =======  ========  =======   =======   =======   =======   =======  =======
 Shares used in per
  share calculation.....   25,522    23,492   22,910    23,204    24,456    25,656    32,722   35,999
                          =======  ========  =======   =======   =======   =======   =======  =======

New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. We have not yet determined the effect SFAS No. 133 will have on our financial position, results of operations or cash flows.

  On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." "Revenue Recognition in Financial Statements," SAB No. 101, provides guidance on applying generally accepted accounting principles to revenue recognition in Financial Statements. The Company expects to adopt the accounting change in the fourth quarter of fiscal year 2001 and has not yet determined the effect SAB No. 101 will have on its consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

  Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings and cash generated from operations. Net proceeds from issuance of common stock totaled approximately $240.6 million since our inception. As of March 31, 2000, we had approximately $12.6 million in cash and cash equivalents, $93.5 million in short-term investments, $171.6 million in working capital and $6.2 million in long-term debt. In November 1999, we raised approximately $84.1 million in net proceeds from a secondary public offering. In May 1999, we completed a private placement of 1,250,000 shares of our Common Stock to eight institutional investors. The private placement was priced at $9.00 per share, generating net proceeds of approximately $11.0 million. The purpose of the private placement was to untaint shares of Common Stock to obtain pooling of interests accounting treatment for the acquisition of PST. During the fiscal years ended 1999 and 2000, we issued 659,794 and 2,175,606 shares of common stock, respectively in connection with our employee stock programs. The proceeds will be used for general corporate purposes.

  During fiscal year 2000, we used $4.2 million and $10.2 million, respectively, in cash in connection with the acquisitions of PAT and MECS. In addition, we used $10.0 million of cash to pay the debt assumed as part of the PST acquisition. We also used $9.9 million to modify our facilities and purchase new equipment and furniture used in our operations. We purchased approximately $62.8 million of short-term investments with the proceeds from our financing activities. With the acquisition of MECS, we acquired approximately $22.8 million of short-term debt and trade notes with a weighted average interest rate of 1.9 percent, and approximately $6.2 million of long-term debt with interest rates ranging from 1.5 percent to 2.0 percent. The long-term debt matures at various dates from 2000 through to 2004.

  Although we cannot anticipate with certainty the effect of inflation on its operations, to date inflation has not had a material impact on our net sales or results of operations. Our functional currency is the United States of America dollar. To date, the impact of currency translation gains or losses has not been material to our sales or results of operations.

  The nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. However, we believe that its existing cash and cash equivalents, short-term investments, cash generated from operations and existing sources of working capital will be adequate to finance our operations through the fourth quarter of fiscal year 2001.

  Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. We do not use derivative financial instruments in its investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. As stated in our company policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates.

  The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 2000. All investments mature, by policy, in twelve months or less (dollars in thousands).

                                                                       Average
                                                              Carrying Interest
                                                               Amount    Rate
                                                              -------- --------
   CASH EQUIVALENTS:
   U.S. corporate securities................................. $   --      -- %
                                                              -------    ----
     Total Cash Equivalents..................................     --      -- %
                                                              -------    ----
   SHORT-TERM INVESTMENTS:
   U.S. corporate debt securities............................ $67,684    5.13%
   Debt securities issued by States of the Unites States and
    Political subdivisions of the States.....................  25,650    4.18%
   Foreign equity securities.................................     116     -- %
                                                              -------    ----
     Total Short-Term Investments............................ $93,450    4.82%
                                                              =======    ====

  Foreign Currency Exchange Risk. We engage in international operations and transacts business in various foreign countries. The primary foreign currency cash flows are located in Europe, Japan, Singapore and Taiwan. Although the we and our subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, therefore reducing the foreign currency risk factor. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. There can be no assurance that foreign currency risk will not be a material impact on our financial position, results of operations or cash flow in the future.

ITEM 7A--Quantitative and Qualitative Disclosures Regarding Market Risks

  The information required by Item 7A is incorporated by reference from the section entitled "Disclosures About Market Risks" found above, under Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 8--Financial Statements and Supplementary Data

  The Company's Financial Statements and notes thereto and Financial Statement Schedules appear on pages 31-56 of this Form 10-K.

ITEM 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10--Directors and Executive Officers of the Registrant

  The information required by this item concerning the Company's directors and executive officers is incorporated by reference from our Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year.

ITEM 11--Executive Compensation

  The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

ITEM 12--Security Ownership of Certain Beneficial Owners and Management

  The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

ITEM 13--Certain Relationships and Related Transactions

  The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

                                    PART IV

ITEM 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) (1) Index to Financial Statements

    The Financial Statements required by this item are submitted in a separate section beginning on page 35 of this report.

                                                                            Page
                                                                            ----
     Report of Independent Public Accountants..............................  32
     Report of Independent Auditor's of PST................................  33
     Report of Independent Public Accounts of MECS.........................  34
     Consolidated Balance Sheets...........................................  35
     Consolidated Statements of Operations.................................  36
     Consolidated Statements of Shareholders' Equity.......................  37
     Consolidated Statements of Cash Flows.................................  38
     Notes to Consolidated Financial Statements............................  39

    (2) Schedule II Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    (3) Exhibits.

 Exhibit
 Number                           Description of Document
 -------                          -----------------------
   2.1 (*) Stock Purchase Agreement among the Company, Hine Design Incorporated and the Shareholders of Hine Design Incorporated, dated July 2, 1998
   2.2 (*) Agreement and Plan of Merger and Reorganization among the Company,
           PSTI Merger Sub-Acquisition Corp., Progressive System Technologies,
           Inc., Advent International Investor II, Envirotech Fund I and Global
           Private Equity Fund II, dated as of June 2, 1999.
   2.3 (*) Stock Purchase Agreement among the Company, Palo Alto Technologies,
           Inc. ("PAT),
           the Shareholders of PAT and the option holders of PAT, dated August
           27, 1999
   2.4 (*) Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999
   2.5 (*) Amendment Agreement between the Company and MECS Corporation, dated
           March 23, 2000
   3.1 (*) Amended and Restated Articles of Incorporation of the Company.
   3.2 (*) Bylaws of the Company
   3.3 (*) Certificate of Amendment of the Amended and Restated Articles of
           Incorporation
   4.1 (*) Rights Agreement among the Company and Bank of Boston, N. A., as
           Rights Agent, dated June 25, 1995
   4.2 (*) Common Stock Purchase Agreement, dated as of May 26, 1999
  10.1 (*) Form of Indemnity Agreement entered into between the Company and its directors and officers.
  10.2 (*) Company's 1993 Stock Option Plan and related form of stock option agreement.
  10.3 (*) Company's 1993 Employee Stock Purchase Plan and related offering document.
  10.4 (*) Company's 1993 Non-Employee Directors' Stock Option Plan and related offering document.
  10.5 (*) Hewlett-Packard SMIF License Agreement dated June 6, 1984.
  10.6 (*) Lease Agreement between the Company and the Kato Road Partners dated
           February 16, 1995.
  10.7 (*) Asset Purchase Agreement between Palo Alto Technologies, Inc., the
           Company and Asyst Automation, Inc., dated September 30, 1997.
  10.8 (*) Loan Agreement A, between the Company and Terry Moshier, and the
           Promissory Note Secured by Deed of Trust, all dated August 1, 1997.
  10.9 (*) Loan Agreement B and Loan Pledge Agreement, between the Company and
           Terry Moshier, and Promissory Note, all dated August 1, 1997.

 Exhibit
 Number                           Description of Document
 -------                          -----------------------
  10.10(*) Secured Promissory Note between the Company and Dennis Riccio, Dated
           November 16, 1998.
  10.11(*) Secured Promissory Note between the Company and Dennis Riccio, Dated
           February 1, 1999.
  10.12(*) Employment and Compensation Agreement between the Company and Mihir
           Parikh, dated April 1, 1999.
  10.13(*) Lease Agreement between Aetna Life Insurance Company and Hine
           Design, Incorporated, dated August 4, 1995.
  10.14(*) Industrial Space Lease Agreement between the Company and PEN
           Associates, dated November 13, 1995.
  10.15(*) Lease Agreement between SL-6 Partners, Ltd. and Progressive System
           Technologies, Inc. , dated November 20, 1995.
  10.16(*) Sublease Agreement between Progressive System Technologies, Inc. and
           Group, Inc., dated December 3, 1996.
  10.17(8) Industrial Space Lease Agreement between the Company and PEN
           Associates, dated December 14, 1997.
  10.18(*) Separation Agreement between the Company and William B. Leckonby, dated November 9, 1998.
  10.19(*) Amendment to Lease Agreement between the Company and the Kato Road
           Partners, dated July 30. 1999.
  10.20(*) Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.
  10.21(*) Lease agreement between the Company and Exar Corporation, dated
           October 18, 1999.
  10.22    Employment Agreement between the Company and James C. Mitchener,
           Ph.D., dated March 28, 2000.
  21.1     Subsidiaries of the Company.
  23.1     Consent of Arthur Andersen LLP, Independent Public Accountants.
  23.2     Consent of Ernst and Young LLP, Independent Auditors.
  23.3     Consent of Deloitte and Touche Tohmatsu, Independent Public
           Accountants.
  27       Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.).

  (b) The Company filed a report on Form 8-K with the Securities Exchange Commission on June 18, 1999 and as amended on August 16, 1999, related to the business combination of the Company and Progressive System Technologies, Inc.

  (c) See Exhibits listed under Item 14 (a)(3)

  (d) The Financial Statement schedules required by this item are listed under Item 14 (a)(2)
--------
(*) Incorporated by reference; exhibit previously filed

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Asyst Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of Asyst Technologies, Inc. (a California corporation) and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated balance sheet of MECS Corporation (a Japanese corporation) and subsidiaries ("MECS"), a company acquired on March 23, 2000 in a transaction accounted for using the purchase method of accounting, as discussed in Note 16. Such balance sheet is included in the consolidated balance sheet of the Company and reflects total assets of 12 percent (before giving effect to purchase accounting). We also did not audit the consolidated financial statements of Progressive System Technologies, Inc. (a Texas corporation) and subsidiary ("PST") as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 1999. PST was acquired on June 2, 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 14. Such statements are included in the consolidated financial statements of the Company and reflect total assets of 4 percent of the consolidated total for 1999, and total revenues of 10 percent of the consolidated total for 1999 and 1998, respectively. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for PST and MECS, is based solely upon the report of the other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Asyst Technologies, Inc. as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with the accounting principles generally accepted in the United States.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
April 28, 2000

                     REPORT OF INDEPENDENT AUDITORS OF PST

To Board of Directors and Stockholders
Progressive System Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Progressive System Technologies, Inc. and its subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial statement position of Progressive System Technologies, Inc. and its subsidiary as of December 31, 1998 and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that Progressive System Technologies, Inc. will continue as a going concern. As more fully described in Note 10, the Company has sustained operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflects the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Austin, Texas
May 7, 1999

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS OF MECS

To the Board of Directors and Stockholders of MECS Corporation:
Nagoya, Japan

  We have audited the accompanying consolidated historical cost balance sheet (without giving effect to purchase accounting) of MECS Corporation and subsidiary (the "Company") as of March 31, 2000 (expressed in Japanese yen). This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

  In our opinion, such consolidated balance sheet presents fairly, in all material respects, the financial position of the Company as of March 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

                                          DELOITTE TOUCHE TOHMATSU

Nagoya, Japan
April 28, 2000

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
CURRENT ASSETS:
  Cash and cash equivalents................................ $ 12,638  $  6,382
  Short-term investments...................................   93,450    29,380
  Accounts receivable, net of allowances for doubtful
   accounts of $2,809
   and $1,947 in 2000 and 1999, respectively...............   74,278    14,511
  Inventories..............................................   49,482    19,373
  Deferred tax asset.......................................   20,501    19,142
  Prepaid expenses and other...............................   15,368     3,474
                                                            --------  --------
    Total current assets...................................  265,717    92,262
                                                            --------  --------
PROPERTY, PLANT AND EQUIPMENT:
  Land.....................................................    2,391       --
  Buildings................................................    5,941       --
  Leasehold improvements...................................    5,398     5,259
  Machinery and equipment..................................   18,830    12,536
  Office equipment, furniture and fixtures.................   18,446    12,713
                                                            --------  --------
                                                              51,006    30,508
  Less--Accumulated depreciation and amortization..........  (23,694)  (17,585)
                                                            --------  --------
                                                              27,312    12,923
GOODWILL AND OTHER ASSETS, net of accumulated amortization
 of
 $5,296 and $4,021 in 2000 and 1999, respectively..........   36,171    19,103
                                                            --------  --------
                                                            $329,200  $124,288
                                                            ========  ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........................ $  5,285  $  2,190
  Short term loans.........................................   22,816       --
  Accounts payable.........................................   38,638     5,055
  Accrued liabilities and other............................   14,294    10,051
  Customer deposits........................................    8,144     1,806
  Income taxes payable.....................................    4,990       676
                                                            --------  --------
    Total current liabilities..............................   94,167    19,778
                                                            --------  --------
LONG-TERM DEBT, net of current portion.....................      908     2,876
OTHER LONG-TERM LIABILITIES................................    1,017       --
                                                            --------  --------
    Total long-term liabilities............................    1,927     2,876
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES (See Note 8 and 18):
REDEEMABLE CONVERTIBLE PREFERRED STOCK.....................      --      5,000
                                                            --------  --------
SHAREHOLDERS' EQUITY:
  Common Stock, no par value
    Authorized shares--40,000,000
    Outstanding shares--31,957,090 and 23,197,398 shares in
     2000
     and 1999, respectively................................  240,594   111,851
  Accumulated deficit......................................   (7,488)  (15,217)
                                                            --------  --------
    Total shareholders' equity.............................  233,106    96,634
                                                            --------  --------
                                                            $329,200  $124,288
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                 Fiscal Year Ended March 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
NET SALES....................................... $225,554  $  92,948  $182,290
COST OF SALES...................................  122,499     59,895   102,392
                                                 --------  ---------  --------
  Gross profit..................................  103,055     33,053    79,898
                                                 --------  ---------  --------
OPERATING EXPENSES:
  Research and development......................   21,584     18,027    16,567
  Selling, general and administrative...........   56,246     40,231    37,658
  In-process research and development of
   acquired businesses and product line.........    4,884      7,100       --
  Goodwill amortization.........................    2,585      1,628       --
  Non-recurring charges.........................    2,300      5,542       --
                                                 --------  ---------  --------
    Total operating expenses....................   87,599     72,528    54,225
                                                 --------  ---------  --------
    Operating income (loss).....................   15,456    (39,475)   25,673
                                                 --------  ---------  --------
OTHER INCOME (EXPENSE):
  Interest income...............................    2,590      2,627     1,391
  Interest expense..............................      145       (872)     (389)
  Other income (expense)........................     (664)       (18)      785
                                                 --------  ---------  --------
    Other income (expense), net.................    2,071      1,737     1,787
                                                 --------  ---------  --------
    Income (loss) from continuing operations
     before provision (benefit) for income
     taxes......................................   17,527    (37,738)   27,460
PROVISION (BENEFIT) FOR INCOME TAXES............    7,508    (10,807)   10,258
                                                 --------  ---------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS........   10,019    (26,931)   17,202
DISCONTINUED OPERATIONS:
  Loss on closure of Asyst Automation, Inc., net
   of applicable income taxes...................      --         --     (1,840)
                                                 --------  ---------  --------
NET INCOME (LOSS)............................... $ 10,019  $ (26,931) $ 15,362
                                                 ========  =========  ========
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) per share from continuing
   operations................................... $   0.36  $   (1.15) $   0.75
                                                 ========  =========  ========
  Net income (loss) per share................... $   0.36  $   (1.15) $   0.67
                                                 ========  =========  ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) per share from continuing
   operations................................... $   0.32  $   (1.15) $   0.70
                                                 ========  =========  ========
  Net income (loss) per share................... $   0.32  $   (1.15) $   0.63
                                                 ========  =========  ========
SHARES USED IN THE PER SHARE CALCULATION:
  Basic.........................................   27,639     23,460    22,858
                                                 ========  =========  ========
  Diluted.......................................   30,986     23,460    24,456
                                                 ========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                              Common Stock     Repurchased  Shares    Retained       Total
                          -------------------- ---------------------- Earnings   Shareholders'
                            Shares    Amount     Shares      Amount   (Deficit)     Equity
                          ---------- --------- -----------  --------- ---------  -------------
BALANCE, MARCH 31, 1997.  21,330,162 $  66,358         --   $    --   $ (2,046)    $  64,312
  Exercise of stock
   options..............     771,682     3,313         --        --        --          3,313
  Private placement of
   common stock.........   2,000,000    42,920         --        --        --         42,920
  Employee stock
   purchase plan........     167,360       928         --        --        --            928
  Issuance of PST
   warrants.............         --        174         --        --        --            174
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --      2,241         --        --        --          2,241
  Net income............         --        --          --        --     15,362        15,362
                          ---------- --------- -----------  --------  --------     ---------
BALANCE, MARCH 31, 1998.  24,269,204   115,934         --        --     13,316       129,250
  Repurchased common
   stock................         --        --   (1,731,600)  (11,472)      --        (11,472)
  Exercise of companies
   stock options........      51,370       178     369,634     2,450    (1,499)        1,129
  Stock options issued
   in acquisition.......         --      1,900         --        --        --          1,900
  Employee stock
   purchase plan........     135,046       725     103,744       687      (103)        1,309
  Issuance of PST
   warrants.............         --        337         --        --        --            337
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --      1,112         --        --        --          1,112
  Net loss..............         --        --          --        --    (26,931)      (26,931)
                          ---------- --------- -----------  --------  --------     ---------
BALANCE, MARCH 31, 1999.  24,455,620   120,186  (1,258,222)   (8,335)  (15,217)       96,634
  Exercise of common
   stock options........   2,011,150    11,457       8,222        55       --         11,512
  Conversion of PST
   redeemable preferred
   stock and redeemable
   preferred stock
   warrants.............     369,398     5,000         --        --        --          5,000
  Conversion of PST
   long-term debt.......     450,260     5,066         --        --        --          5,066
  Employee stock
   purchase plan........     156,344     1,649         --        --        --          1,649
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --      9,934         --        --        --          9,934
  Board of Directors'
   compensation.........      26,314       125         --        --        --            125
  Secondary offering of
   common stock.........   4,458,000    84,098         --        --        --         84,098
  Private placement of
   common stock.........         --      2,689   1,250,000     8,280       --         10,969
  Stock issued in
   acquisition of PAT...      30,004       390         --        --        --            390
  Adjustment to conform
   year end of pooled
   business.............         --        --          --        --     (2,290)       (2,290)
  Net Income............         --        --          --        --     10,019        10,019
                          ---------- --------- -----------  --------  --------     ---------
BALANCE, MARCH 31, 2000.  31,957,090 $ 240,594         --        --   $ (7,488)    $ 233,106
                          ========== ========= ===========  ========  ========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                  Fiscal Year Ended March 31,
                                                  ------------------------------
                                                    2000       1999      1998
                                                  ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................  $  10,019  $(26,931) $  15,362
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Adjustments to conform year end of pooled
   business.....................................     (2,290)      --         --
  Loss on closure of discontinued operations....        --        --       1,840
  Changes in net current assets of discontinued
   operations...................................        --      1,438       (529)
  Depreciation and amortization expense.........      8,331     7,825      5,189
  Shares issued for Board of Directors'
   compensation.................................        125       --         --
  Shares issued for accrued interest on PST
   long-term debt...............................        166       --         --
  Discount on accretion on bank debt............        --        148        --
  Change in provision for doubtful accounts.....        744      (133)     2,269
  Non-cash restructuring expense................        --        784        --
  Write-down of inventories.....................        --      1,837        --
  Tax benefit associated with employee stock
   option plans.................................      9,934     1,112      2,241
  Purchased in-process research and development.      4,884     7,100        --
Changes in assets and liabilities, net of
 acquisition of FluoroTrac(R) product line, Hine
 Design Incorporated, Palo Alto Technologies,
 Inc. and MECS Corporation:
  Accounts receivable...........................    (50,502)   16,722      4,863
  Inventories...................................    (21,283)    5,488      2,355
  Deferred tax asset............................     (1,092)  (11,445)     3,902
  Prepaid expenses and other....................    (11,126)      194     (3,186)
  Other assets, net.............................      4,452      (605)       (70)
  Accounts payable..............................     22,411    (5,674)    (4,648)
  Accrued liabilities and other.................      3,537    (5,183)     2,919
  Customer deposits.............................      3,803       449     (2,224)
  Income taxes payable..........................      4,313        70     (1,904)
                                                  ---------  --------  ---------
   Net cash provided by (used in) operating
    activities..................................    (13,574)   (6,804)    28,379
                                                  ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments...........   (158,891)  (38,680)  (326,737)
  Sale of short-term investments................     96,138    79,787    257,250
  Purchase of property and equipment, net.......    (10,440)   (5,032)    (5,094)
  Net cash used in the acquisition of MECS
   Corporation..................................    (10,190)      --         --
  Net cash used in the acquisition of Palo Alto
   Technologies, Inc. ..........................     (4,249)      --         --
  Cash used for investment in Domain Logix......       (600)      --         --
  Net cash used in the acquisition of the
   FluoroTrac(R) product line...................        --     (2,794)       --
  Net cash used in the acquisition of Hine
   Design Incorporated..........................        --    (12,433)       --
                                                  ---------  --------  ---------
   Net cash provided by (used in) investing
    activities..................................    (88,232)   20,848    (74,581)
                                                  ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash used in the reduction of debt assumed in
   the acquisition of Hine Design Incorporated..        --    (12,479)       --
  Issuance of common stock......................    108,228     2,438     47,161
  Cash used to repurchase common stock..........        --    (11,472)       --
  Borrowings under line of credit agreements....        --         15        163
  Payments under line of credit agreements and
   debts........................................     (1,016)   (2,082)      (848)
  Proceeds from issuance of subordinated debt
   and note payable to bank.....................        850       912      3,481
                                                  ---------  --------  ---------
   Net cash provided by (used in) financing
    activities..................................    108,062   (22,668)    49,957
                                                  ---------  --------  ---------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................      6,256    (8,624)     3,755
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....      6,382    15,006     11,251
                                                  ---------  --------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..........  $  12,638  $  6,382  $  15,006
                                                  =========  ========  =========

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

  Asyst Software, Inc. ("ASI") was incorporated in the state of Delaware in January 1996. The Company develops software integration solutions to tie OEM tools to the manufacturing facilities operating system and to automate material control throughout a semiconductor fabrication facility. In November 1996, the Company through its subsidiary, ASI, acquired Radiance Systems, Inc. ("RSI"). In September 1998, through a plan to restructure its operations (See
Note 4), the Company consolidated the activities related to its software business.

  In January 1997, the Company adopted a formal plan to discontinue the operations of its subsidiary, Asyst Automation, Inc. ("AAI"), which manufactured inter-bay automation products that automate the transport, storage and handling of individual silicon wafers and other wafer containers during the semiconductor manufacturing process. The consolidated financial statements and related notes have been adjusted and restated to reflect the results of operations and net assets of AAI as discontinued operations in the quarter ended December 31, 1996 (See Note 11).

  In July 1998, the Company acquired 100 percent of the common stock of Hine Design Incorporated ("HDI"), a California corporation in a transaction accounted for using the purchase method of accounting. HDI manufactures robots used primarily in tools supplied by original equipment manufacturers ("OEMs") to semiconductor manufacturers. (See Note 13).

  In June 1999, the Company completed its acquisition of 100 percent of the common stock of Progressive System Technologies, Inc. ("PST"), a Texas corporation that manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition was accounted for as a pooling of interest. Accordingly, the Company's consolidated financial statements for all periods presented have been restated to include the financial statements of PST (see
Note 14).

  In August 1999, the Company acquired 100 percent of the common stock of Palo Alto Technologies, Inc. ("PAT"), a California corporation in a transaction accounted for using the purchase method of accounting. PAT was formed in 1997 to develop and market a new concept wafer transport system for use in semiconductor manufacturing facilities (see Note 15).

  In March 2000 the Company acquired a total of 78.6 percent of the common stock of MECS Corporation ("MECS"), a Japanese engineering and robotics company, for approximately $38.6 million of which $25.4 million represents debt assumption. The acquisition was accounted for using the purchase method of accounting in March 2000 when a majority interest was obtained (see Note
16).

  The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES:

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash and cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

 Short-term Investments

  As of March 31, 2000 and 1999, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses, net of taxes reported, which have not been material to date, as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2000. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

  Short-term investments by security type are as follows (dollars in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   U.S. Corporate debt securities.............................. $25,650 $12,780
   Debt securities issued by States of the United States and
    political subdivisions.....................................  67,684  16,600
   Foreign equity securities...................................     116     --
                                                                ------- -------
     Total..................................................... $93,450 $29,380
                                                                ======= =======

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories of continuing operations consisted of the following (dollars in thousands):

                                                                    March 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
   Raw materials................................................ $33,432 $16,119
   Work-in-process and finished goods...........................  16,050   3,254
                                                                 ------- -------
     Total...................................................... $49,482 $19,373
                                                                 ======= =======

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line and double declining balance methods over the estimated useful lives of the assets (or over the lease term if it is shorter for leasehold improvements) which range from two to five years.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

 Software Development Costs

  The Company capitalizes eligible software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For fiscal years 2000, 1999 and 1998, costs which were eligible for capitalization, after consideration of factors such as realizable value, were insignificant and, thus, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of operations.

 Goodwill and other assets

  Goodwill and other assets consisted of the following (dollars in thousands):

                                                                    March 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
   Goodwill..................................................... $33,025 $16,813
   Other assets.................................................   3,146   2,290
                                                                 ------- -------
     Total...................................................... $37,511 $19,103
                                                                 ======= =======

 Intangible Assets

  The realizability of intangible assets (See Note 12, 13, 15 and 16), which are included in other assets, net, in the accompanying consolidated balance sheet, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. The analyses involve a significant level of management judgment in order to evaluate the ability of the Company to perform within projections. During the year ended March 31, 1999, the Company determined that an impairment of loss had occurred relating to the intangibles associated with the acquisition of RSI.

 Patents

  The Company capitalizes the direct costs associated with obtaining patents. The costs, which are included in other assets, net, in the accompanying consolidated balance sheets, are being amortized using the straight-line method over the expected useful lives of the patents of 10 years. Accumulated amortization was approximately $0.9 million and $0.7 million as of March 31, 2000 and 1999, respectively.

 Accrued Liabilities and other


  Accrued liabilities and other consisted of the following (dollars in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Accrued warranty costs...................................... $ 1,236 $ 1,809
   Accrued payroll and payroll related costs...................   8,095   3,841
   Accrued restructuring costs (See Note 4)....................     --    2,550
   Other accrued liabilities...................................   4,963   1,851
                                                                ------- -------
     Total..................................................... $14,294 $10,051
                                                                ======= =======

 Revenue Recognition

  The Company recognizes revenues from standard products and custom enclosures at the time of shipment to the customer assuming no significant obligations remain. The Company records reserves for anticipated

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES product returns, installation costs and warranty costs at the time of shipment based on historical and anticipated rates of return and cost, as appropriate. The Company generally sells products on net 30-day payment terms. Prepayments are sometimes required on orders that involve significant engineering. As of March 31, 2000 and 1999, the Company has received prepayments of approximately $5.8 million and $1.8 million, respectively, which is reflected as customer deposits in the accompanying consolidated balance sheet.

  The Company accounts for software revenue in accordance with the American Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Revenues for integration software work are recognized on a percentage of completion. Software license revenue, which is not material to the consolidated financial statements, is recognized when the software ships; payment is due within one year; collectibility is probable and there are no significant obligations remaining.

 Comprehensive Income

  Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company has not had any such transactions or events during the periods, which are material to the consolidated financial statements. Therefore comprehensive income (loss) is the same as the net income (loss) reported in the consolidated financial statements.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash investments and accounts receivable. The Company has a cash investment policy that limits cash investments to short-term, low risk investments. As of March 31, 2000 and 1999, approximately 51 percent and 63 percent, respectively, of accounts receivable, net, were concentrated with ten customers. In addition, as of March 31, 2000 and 1999, approximately 53 percent and 68 percent, respectively, of accounts receivable, net, respectively were due from customers located in Japan, Singapore, Taiwan and the United Kingdom. As of March 31, 2000, approximately 14 percent and 10 percent of the total accounts receivable, net, were due from two customers located in Taiwan. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

 Patents

  The Company capitalizes the direct costs associated with obtaining patents. The costs, which are included in other assets, net, in the accompanying consolidated balance sheets, are being amortized using the straight-line method over the expected useful lives of the patents of 10 years. Accumulated amortization was approximately $0.9 million and $0.7 million as of March 31, 2000 and 1999, respectively.

 Foreign Currency Translation

  In general, the functional currency of the company's foreign subsididaries is in U.S dollars. Accordingly, foreign translation and foreign exchange gains and losses, which have not been material, are reflected in other income (expense) in the accompanying consolidated statements of operations. For foreign subsidiaries, using their local currency as their functional currency, asset and liabilities of operations are translated into U.S. dollars using the current exchange rate, and the effect of foreign currency translation adjustments are included in stockholders' equity. At March 31, 2000, accumulated foreign currency translation losses were immaterial.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

 Intangible Assets

  The realizability of intangible assets (See Note 12, 13, 15 and 16), which are included in other assets, net, in the accompanying consolidated balance sheet, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. The analyses involve a significant level of management judgment in order to evaluate the ability of the Company to perform within projections. During the year ended March 31, 1999, the Company determined that an impairment of loss had occurred relating to the intangibles associated with the acquisition of RSI.

New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the effect SFAS No. 133 will have on its consolidated financial position, results of operations or cash flows.

  On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB') No. 101. "Revenue Recognition." "Revenue Recognition in Financial Statements," SAB No. 101, provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company expects to adopt the accounting change in the fourth quarter of fiscal year 2001 and has not yet determined the offset SAB No. 101 will have on it's consolidated financial position, results or operations or cash flows.

 Earnings Per Share

  Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method and the conversion of the redeemable convertible preferred stock. For the year ended March 31, 1999, the number of shares used in the computation of diluted earnings (loss) per share was the same as those used for the computation of basic earnings (loss) per share due to potentially dilutive securities of 1,491,530 being not included in the computation of diluted earnings (loss) per common share because to do so would reduce the loss per share.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The reconciliation of the basic and diluted earnings (loss) per share computations are as follows (dollars in thousands, except per share amounts):

                                                      Income          Per Share
                                                      (loss)   Shares  Amount
                                                     --------  ------ ---------
FOR YEAR ENDED MARCH 31, 1998
  Basic Earnings Per Share:
    Income from continuing operations shareholders.. $ 17,202  22,858  $  0.75
                                                                       =======
    Common shares issuable upon conversion of
     redeemable preferred stock.....................      --       68
    Common shares issuable upon exercise of stock
     options and warrants using the treasury method.      --    1,530
                                                     --------  ------
  Diluted Earnings Per Share:
    Income from continuing operations and assumed
     conversions.................................... $ 17,202  24,456  $  0.70
                                                     ========  ======  =======
FOR YEAR ENDED MARCH 31, 1999
  Basic Earnings (loss) Per Share:
    Loss from continuing operations................. $(26,931) 23,460  $ (1.15)
                                                                       =======
    Common shares issuable upon exercise of stock
     options and warrants using the treasury method.      --      --
                                                     --------  ------
  Diluted Earnings (loss) Per Share:
    Loss from continuing operations and assumed
     conversions.................................... $(26,931) 23,460  $ (1.15)
                                                     ========  ======  =======
FOR YEAR ENDED MARCH 31, 2000
  Basic Earnings Per Share:
    Income from continuing operations............... $ 10,019  27,639  $  0.36
                                                                       =======
    Common shares issuable upon exercise of stock
     options and warrants using the treasury method.      --    3,347
                                                     --------  ------
  Diluted Earnings (loss) Per Share:
    Income from continuing operations............... $ 10,019  30,986  $  0.32
                                                     ========  ======  =======

 Reclassifications

  Prior years' amounts have been reclassified where necessary to conform with the fiscal 2000 financial statement presentation.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

3. SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURES:

  Cash paid for interest and domestic and foreign income taxes was as follows (dollars in thousands):

                                                             Fiscal Year Ended
                                                                 March 31,
                                                            -------------------
                                                             2000  1999   1998
                                                            ------ ----- ------
   Interest................................................ $  167 $ 658 $  392
   Income taxes............................................ $   39 $ 536 $5,037
   Non-cash transactions (dollars in thousands):
   Reduction of accounts receivable, net in exchange for
    return of inventories.................................. $  --  $ --  $3,204
   Stock issued to retire long-term debt................... $5,066 $ --  $  --
   Stock issued in exchange for PST redeemable preferred
    stock and redeemable preferred stock warrants.......... $5,000 $ --  $  --
   Stock issued to acquire PAT............................. $  390 $ --  $  --

4. NON-RECURRING CHARGES:

  In the year ending March 31, 2000, in connection with the decision to move to a purely direct sales channel in Japan, the Company paid $2.5 million to cancel an agreement previously entered into to sell products in the Japanese market. Additionally, during fiscal year 2000, a reduction of $0.2 million was made to the restructuring reserve balance to adjust for revised estimates related to restructuring activities. This amount is being reported net of the other non-recurring charge in the accompanying consolidated financial statement of operations.

  In the year ended March 31, 1999 the Company underwent significant restructuring of its operations to reduce its cost structure in response to the 49.0 percent reduction in net sales. The Company also underwent a process of restructuring activities in Japan and Europe to reposition its activities to compete more effectively. In addition, the Company repositioned certain of its product offerings to eliminate low margin products and software services that have high risks of failure. The following table summarizes restructuring charges and activity by geographic region (dollars in thousands):

                        Expensed  Cash outlays                   Ending Accrual
                          as of      As of     Reclassifications     as of
                        March 31,  March 31,   and Reductions in   March 31,
                          1999        2000      Reserve Balance       2000
                        --------- ------------ ----------------- --------------
   Europe:
     Severance.........  $ 1,732    $   913         $ (819)          $ --
     Facilities........      336        235           (101)            --
     Other.............      437        212           (225)            --
   Japan:
     Severance.........      150         75            (75)            --
     Other.............       35          1            (34)            --
   US:
     Severance.........      700      1,232            532             --
     Facilities........      550        417           (133)            --
     Other.............    1,002      1,857            855             --
   Non-cash............      600        --            (200)            --
                         -------    -------         ------           -----
     Total.............  $ 5,542    $ 4,942         $ (200)          $ --
                         =======    =======         ======           =====

  The restructurings have resulted in terminating the employment of 110 U.S. employees and 30 international employees. Management had formal plans for each of the activities undertaken and all affected employees were

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES notified of the actions. As of March 31, 2000, all of the employees affected have been terminated. Facilities impacted by these restructuring activities have been vacated as of March 31, 2000. Other costs include expenses incurred for consultants and legal services, equipment or service buy-out cost and any estimated incremental costs associated with the closure of facilities or completion of other contractual obligations. During the year ended March 31, 2000, a reduction in the reserve balance was made in the amount of $0.2 million to adjust the ending accrual balance based on revised estimates related to the restructuring activities. In the year ended March 31, 2000, the Company terminated a distribution agreement in Japan incurring a one time charge of $2.3 million.

5. SHORT-TERM AND LONG-TERM DEBT:

  Short-term debt consisted of borrowings from banks in Japan. As of March 31, 2000, the weighted average interest rate on borrowings was 1.4 percent.

  Long-term debt consisted of the following (dollars in thousands):

                                                                  March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Bank line of credit........................................ $   --   $ 1,169
   Subordinated notes payable.................................     --     4,000
   Note payable to bank.......................................     --       237
   Note payable to shareholder................................     --        23
   Discount on subordinated notes payable.....................     --      (363)
   Unsecured loans from banks.................................   1,581      --
   Secured straight bonds.....................................   4,614      --
                                                               -------  -------
     Total Long-term debt.....................................   6,195    5,066
   Less: Current maturities...................................  (5,285)  (2,190)
                                                               -------  -------
   Long-term debt, net of current maturities.................. $   908  $ 2,876
                                                               =======  =======

  At March 31, 2000, maturities of all long-term debt are as follows (dollars in thousands):

   Fiscal Year
   Ending March
       31,
   ------------
   2001................................................................ $ 5,285
   2002................................................................     322
   2003................................................................     281
   2004................................................................     208
   2005 and thereafter.................................................      97
                                                                        -------
                                                                        $ 6,193
                                                                        =======

 Line of Credit

  PST had a $4 million revolving line of credit with a bank, with interest payable monthly at the bank's prime rate plus 1.5 percent (9 percent at March 31, 1999), which matured on May 26, 1999. At March 31, 1999, there was $1,169,000 outstanding under this line. In May 1999, the entire balance was repaid.

 Subordinated Note Payable

  In December 1997, PST issued a $3 million subordinated promissory note to an investment company, with interest payable monthly of 13 percent and maturing on December 24, 2002. In connection with the issuance of the subordinated note in December 1997, PST issued two warrants to purchase 268,538 and 89,513 shares of PST common stock at $0.01 per share. The warrants were accounted for as a discount to the note, which were being amortized to expense over the life of the loan. As of March 31, 1999, the unamortized discount on the

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES subordinated note was $194,000. On June 2, 1999, $3.0 million of subordinated notes plus accrued interest was converted into 255,934 share of the Company's common stock.

  In October 1998, PST issued a $1.5 million subordinated promissory note to the holders of redeemable preferred stock to be issued in three closings, each $500,000. Interest accrued annually at 10 percent for the first six months outstanding and annually at 15 percent, thereafter. As of December 31, 1998 and March 31, 1999, $1.0 million and $1.5 million were outstanding respectively. The holder of the notes provided PST with $350,000 of additional funds in March 1999. In connection with the issuance of the subordinated note in October 1998, PST issued two warrants to purchase 272,325 and 181,550 shares of PST common stock at $0.01 per share. The warrants have been accounted for as a discount to the notes, which were amortized to expense over the life of the loan. As of March 31, 1999, the unamortized discount on the subordinated note was $169,000. On June 2, 1999, $1.5 million of subordinate notes, $350,000 of additional funds plus accrued interest was converted into 194,326 shares of the Company's common stock.

 Note Payable to Bank

  As of March 31, 1999, PST had $237,000 outstanding under a term loan agreement with a bank (the "Term Loan"), which bore interest at prime plus 2 percent (9.75 percent at March 31, 1999) and expired in May 2000. In June 1999, the entire principal balance was repaid.

 Note payable to Shareholder

  As of March 31, 1999, PST had $23,000 outstanding under a term loan agreement with a shareholder, which bore interest at 12 percent and expired in July 1999. Principal payments of $8,000 plus interest were due quarterly. In June 1999, the entire principal balance was repaid.

 Unsecured loans from banks

  As of March 31, 2000, MECS had $1,580,000 of unsecured loans with a bank which interest ranged from 1.5 percent to 2.0 percent. The loans are to be repaid between 2000 through 2004.

 Secured straight bonds

  As of March 31, 2000, MECS had $4,613,000 of secured straight bonds which bore interest at 1.4 percent and mature in 2000. Certain of MECS assets have been pledged as security for short-term debt and secured straight bonds. As of March 31, 2000, MECS pledged assets consisting of land, property and equipment (net of accumulated depreciation) time deposits and trade notes receivable totaling approximately $15.6 million. The pledged assets secure $4,613,000 in secured straight bonds and $17,558,000 in other short term debt.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  PST authorized the issuance of up to 5,000,000 shares of preferred stock and designated 4,504,505 of the preferred shares to be Series A Preferred Stock. In January 1996, PST issued the Series A Preferred Stock to outside investors for consideration of $5,000,000. The Series A Preferred Stock was convertible at any time into PST common stock on a one-for-one basis subject to certain antidilution provisions. At March 31, 1999, such conversion rate equaled one-for-one. In connection with the merger with PST, all outstanding shares of redeemable preferred stock plus all the warrants attached to long term debt (see note 5) were converted into 5,347,137 shares of PST common stock, which were then converted into 369,398 shares of Asyst common stock.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

7. COMMON STOCK:

  As of March 31, 2000, the following shares of common stock were reserved for issuance:

     Employee Stock Option Plans........................................ 495,925
     Employee Stock Purchase Plan....................................... 344,762
                                                                         -------
                                                                         840,687
                                                                         =======

 Private Placements

  In May 1999, the Company completed a private placement of 1,250,000 shares of its Common Stock to eight institutional investors. The private placement was priced at $9.00 per share, generating net proceeds of approximately $11.0 million. The purpose of the private placement was to untaint shares of Common Stock to obtain pooling of interests accounting treatment for the acquisition of PST completed in June 1999 (see note 14). The proceeds were used for general corporate purposes.

  On September 30, 1997, the Company completed a private placement of two million unregistered shares of its common stock at $21.46 per share to a group of mutual funds managed by a single, large, institutional investment management company, generating net proceeds to the Company of $42.9 million. The Company filed a registration statement with the Securities Exchange Commission on Form S-3, which became effective on December 1, 1997, for the resale of the securities. The proceeds from such private placement augmented the Company's working capital.

 Secondary Offering

  In November 1999, the company completed a secondary public offering of 4,458,000 shares of Common Stock at an offering price of $20.25 per share, net of $1.22 per share underwriting discount, or $19.03 per share. Of the 4,458,000 shares offered, 458,000 share were issued and sold by the Company pursuant to underwriters' over-allotment provision. Proceeds from the offering, net of issuance cost of $0.8 million amounted to $84.1 million. Net proceeds were used for the acquisition of MECS, capital expenditures, working capital and other general corporate purposes.

 Common Stock Split

  On January 3, 2000, and July 21, 1997, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a 100 percent stock dividend. The stock dividends were paid on February 4, 2000 and August 22, 1997 to the holders of record on January 7, 2000 and August 1, 1997 respectively. All share and per share data, including common stock equivalents, have been adjusted to give effect to the split.

 Stock Repurchase Program

  In June 1998, the Board of Directors of the Company, authorized a stock repurchase program whereby up to 4,000,000 shares of its Common Stock may be repurchased by the Company, from time-to-time at market prices, and as market and business conditions warrant, in the open market, or in negotiated transactions, using existing cash. The Company utilized a portion of the reacquired shares for common stock required by the Employee Stock Option and Employee Stock Purchase Plan activity. The Company used the first-in, first-out method and the excess of repurchase cost over reissuance price, if any, was treated as a reduction of retained earnings. On April 19, 1999, the Company rescinded the stock repurchase program. As of March 31, 1999, and up to the date the stock repurchase program was rescinded, the Company had repurchased 1,731,600 shares of common stock at an aggregate cost of approximately $11.5 million. As of March 31, 2000, all the repurchased

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES shares of common stock had been sold to other shareholders. 1,250,000 shares were sold in private placement, 103,744 shares were used in the employee stock purchase plan, and the remaining 377,856 shares were used for the employee stock option plans.

 Shareholders' Rights' Plan

  The Company has adopted a Shareholders Rights Plan under which all shareholders of record, as of July 10, 1998 (the "Record Date"), received a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, without par value per share, (the "Common Shares") of the Company. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value per share, (the "Preferred Shares") of the Company at a price of $70 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of 200 Common Shares.

 Asyst Stock Option Plans

  Under the Company's stock option plans, options are granted for ten year periods and become exercisable ratably over a vesting period of four years, or as determined by the Board of Directors'. Under the 1986 Plan (the "86 Plan"), which was terminated in 1994, there are no further options available for issuance. Under the 1993 Plan (the "93 Plan"), as amended, 19,445,516 shares of common stock are reserved for issuance thereunder. The 93 Plan provides for the grant of both incentive stock options and non-qualified stock options to key employees and consultants of the Company. Under the 93 Plan, options may be granted at prices not less than the fair market value of the Company's common stock at grant date (85 percent for non-qualified options). Under the 1993 Non-Employee Directors' Stock Plan (the "Directors' Plan"), as amended, 1,000,000 shares of common stock are reserved for issuance thereunder. In April 1999, the Company terminated the Directors' Plan in order to revise the compensation program for non-employee directors by replacing the annual grant of options under the Directors' Plan with an annual award of shares of Common Stock pursuant to the 1993 Stock Option Plan.

  Activity in the Company's stock option plans is summarized as follows (prices are weighted average prices):

                                        Fiscal Year Ended March 31,
                             -----------------------------------------------------
                                   2000              1999              1998
                             ------------------ ---------------- -----------------
                               Shares    Price   Shares    Price   Shares    Price
                             ----------  ------ ---------  ----- ----------  -----
   Options outstanding,
    beginning of year......   6,725,686  $ 6.05 3,582,546  $6.98  3,296,440  $5.94
   Granted.................   2,683,315   17.99 3,860,256   4.94  2,239,490   8.06
   Exercised...............  (2,019,372)   5.70  (421,004)  2.77   (771,682)  4.03
   Canceled................  (1,196,410)   7.32  (296,112)  7.49 (1,181,702)  7.86
                             ----------  ------ ---------  ----- ----------  -----
   Options outstanding, end
    of year................   6,193,219  $11.13 6,725,686  $6.05  3,582,546  $6.98
                             ==========  ====== =========  ===== ==========  =====
   Exercisable, end of
    year...................   2,446,609  $ 6.89 2,985,898  $6.30  1,108,912  $5.53
                             ==========  ====== =========  ===== ==========  =====

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The following table summarizes the stock options as of March 31, 2000 (prices and contractual life are weighted averages):

 PST Option Plan and Founder Options

  PST, prior to its merger with Asyst, had an option plan for its employees and had issued and outstanding options to its founders. In connection with the merger of Asyst and PST, options are no longer granted from the PST plan and any options outstanding that were initially granted under the PST plans or issued to its founders are exercisable into Asyst common stock.

  Under the PST stock option plan (the "PST Plan"), options were granted for ten year periods and become exercisable ratably over a vesting period of five years, or as determined by the PST Board of Directors. Under the PST Plan, which was terminated in June 1999 upon the merger with Asyst, there are no further options available for issuance. All options outstanding under the PST Plan were converted into Asyst options at the exchange ratio of 0.003805. The PST Plan provided for the grant of both incentive stock options and non-qualified stock options to key employees and consultants of the Company. Under the PST Plan, options were granted at prices not less than the fair market value of the Company's common stock at grant date (85 percent for non-qualified options), as determined by the PST Board of Directors. At March 31, 1999 and 1998, options outstanding under the PST Plan, which were fully vested, were 8,951, 11,189 and 6,083, respectively, with weighted average exercise prices of $88.05, $111.71, and $72.28 per share, respectively and a weighted average remaining contractual life of 4.6 years. In addition to the options outstanding under the PST Plan, options to purchase 18,415 shares of common stock at $0.01 per share, which were originally issued by PST in March 1993, were outstanding at March 31, 2000.

                                    Options Outstanding        Exercisable Options
                              -------------------------------- --------------------
                                           Remaining
   Actual Range of Exercise     Number    Contractual Exercise   Number    Exercise
   Prices                     Outstanding    Life      Price   Exercisable  Price
   ------------------------   ----------- ----------- -------- ----------- --------
    $ 0.0066-$ 0.0066......       15,606     1.98     $ 0.0066     15,606  $ 0.0066
      0.4200-  0.4200......       32,347     8.33       0.4200     19,885    0.4200
      1.0450-  1.0450......       21,998     8.33       1.0450     21,229    1.0450
      2.2200-  4.3800......    1,065,706     7.92       3.4101    298,985    3.3477
      4.5650-  9.0000......    2,185,266     7.58       6.2280  1,621,937    6.3136
      9.1600- 17.7200......    1,926,451     8.60      11.3429    452,784   11.0357
     18.5600- 34.3800......      757,929     8.72      29.4535     10,325   19.6882
     37.3100- 73.0648......      187,916     9.09      39.8333      5,858   67.2538
            ---------------    ---------     ----     --------  ---------  --------
    $ 0.0066-$73.0648......    6,193,219     8.13     $11.1317  2,446,609  $ 6.8936
            ===============    =========     ====     ========  =========  ========

  The Company accounts for the Asyst and PST plans under APB Opinion No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and per share information would have been adjusted to the following pro forma amounts, for the years ended March 31, (dollars in thousands, except per share amounts):

                                                        2000     1999     1998
                                                       ------- --------  -------
   Net income (loss)...................... As reported $10,019 $(26,931) $15,362
                                           Pro forma   $ 2,557 $(35,002) $17,933
   Basic net income (loss) per share...... As reported $  0.36 $  (1.15) $  0.67
                                           Pro forma   $  0.09 $  (1.49) $  0.79
   Diluted net income (loss) per share.... As reported $  0.32 $  (1.15) $  0.63
                                           Pro forma   $  0.09 $  (1.49) $  0.74

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The weighted-average grant date fair value of options during 2000, 1999 and 1998 was $11.13, $15.21 and $16.93, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998; risk-free interest rate of 6.4 percent; 5.1 percent and 5.4 percent, respectively; expected dividend yields of 0.0 percent; expected lives of 4.81 years, 3.95 years and 4.16 years, respectively; expected volatility of 74 percent, 73 percent and 72 percent, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 Employee Stock Purchase Plan

  Under the 1993 Employee Stock Purchase Plan (the "Plan"), as amended, 1,400,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at a price not less than 85 percent of the market value of the stock on specified dates. As of March 31, 2000, 1,055,238 shares had been purchased by employees under the Plan.

8. COMMITMENTS:

  The Company leases various facilities under non-cancelable operating leases. At March 31, 2000, the future minimum commitments under these leases are as follows (dollars in thousands):

      Fiscal Year
         Ending
       March 31,
      -----------
     2001.............................................................. $ 4,804
     2002..............................................................   4,451
     2003..............................................................   3,880
     2004..............................................................   3,534
     2005 and thereafter...............................................   5,161
                                                                        -------
                                                                        $21,830
                                                                        =======

  Rent expense under the Company's operating leases was approximately $3.5 million, $4.1 million and $2.9 million for fiscal years 2000, 1999 and 1998, respectively.

9. REPORTABLE SEGMENTS:

  In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 designates the internal organization that is used by management for making decisions, evaluating performance and allocating resources of the enterprise as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not impact the results of operations or financial position but did affect the disclosures of segment information.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The Company offers a family of products and related services to provide a front-end automation and isolation system for wafer handling in semiconductor manufacturing facilities. All of the Company's activities are aggregated into a single operating segment. As a result, no operating segment information is required.

  Net sales by geography were as follows (dollars in thousands):

                                                       Fiscal Year Ended March
                                                                 31,
                                                      -------------------------
                                                        2000    1999     1998
                                                      -------- ------- --------
     United States................................... $ 90,204 $45,379 $ 66,485
     Taiwan..........................................   78,913  31,121   79,289
     Singapore.......................................   16,326   3,351   13,646
     Japan...........................................   30,646   8,118   15,890
     Europe..........................................    7,854   4,123    6,461
     Other Asia (excluding Japan, Singapore and
      Taiwan)........................................    1,611     856      519
                                                      -------- ------- --------
       Total......................................... $225,554 $92,948 $182,290
                                                      ======== ======= ========

  The net sales by product or service categories comprising the Company's net sales for the fiscal year ended March 31, were as follows (dollars in thousands):

                                                        Fiscal Year Ended March
                                                                  31,
                                                       -------------------------
                                                         2000    1999     1998
                                                       -------- ------- --------
     SMIF Systems..................................... $175,363 $66,609 $145,702
     Non-SMIF Systems.................................   11,208   8,794   16,827
     SMART Traveler Systems...........................   14,527   6,227   14,533
     Robotics.........................................   14,191   6,323      --
     Services & other.................................   10,265   4,995    5,228
                                                       -------- ------- --------
       Total.......................................... $225,554 $92,948 $182,290
                                                       ======== ======= ========

  In fiscal year 2000, two customers in aggregate accounted for approximately 22 percent of net sales and were the only customers that individually accounted for more than 10 percent of net sales. In fiscal year 1999, one customer accounted for approximately 11 percent of net sales. In fiscal year 1998, another customer accounted for approximately 29 percent of net sales.

  Net property, plant & equipment by geographical location is as follows (dollars in thousand):

                                                                    March 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
     United States.............................................. $16,932 $11,069
     Japan......................................................   9,761      96
     Other......................................................     619   1,758
                                                                 ------- -------
       Total.................................................... $27,312 $12,923
                                                                 ======= =======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

10. INCOME TAXES:

  The provision (benefit) for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (dollars in thousands):

                                                      Fiscal Year Ended March
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------- --------  -------
   Domestic.......................................... $15,202 $(41,377) $29,340
   Foreign...........................................   2,325    3,639   (1,880)
                                                      ------- --------  -------
                                                      $17,527 $(37,738) $27,460
                                                      ======= ========  =======

  The provision (benefit) for income taxes consisted of (dollars in thousands):

                                                           Fiscal Year Ended
                                                               March 31,
                                                         -----------------------
                                                          2000    1999     1998
                                                         ------ --------  ------
   Current:
     Federal............................................ $5,079 $     64  $4,435
     State..............................................    396      456     851
     Foreign............................................    674      118      35
                                                         ------ --------  ------
       Total current....................................  6,149      638   5,321
                                                         ------ --------  ------
   Deferred:
     Federal............................................     96  (11,020)  3,047
     State..............................................  1,263     (425)    855
                                                         ------ --------  ------
       Total deferred...................................  1,359  (11,445)  3,902
                                                         ------ --------  ------
                                                         $7,508 $(10,807) $9,223
                                                         ====== ========  ======

  The provision (benefit) for income taxes included in the accompanying consolidated statements of operations consisted of the following (dollars in thousands):

                                                       Fiscal Year Ended March
                                                                 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------ --------  -------
   Continuing operations.............................. $7,508 $(10,807) $10,258
   Discontinued operations............................    --       --    (1,035)
                                                       ------ --------  -------
     Total............................................ $7,508 $(10,807) $ 9,223
                                                       ====== ========  =======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The provision for income taxes attributable to continuing operations is reconciled with the Federal statutory rate as follows (dollars in thousands):

                                                      Fiscal Year Ended March
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------  --------  -------
   Provision computed at Federal statutory rate.....  $6,134  $(13,211) $ 9,605
   State taxes, net of Federal benefit..............     785        30    1,676
   Foreign income and withholding taxes in excess of
    statutory rate..................................    (233)      635      --
   In-process research and development..............   1,928       --       --
   Non-deductible expenses and other................      88       196      241
   FSC benefit......................................    (636)      --    (1,159)
   Change in valuation allowance....................     --      2,262      297
   Tax exempt income................................    (558)     (719)    (402)
                                                      ------  --------  -------
                                                      $7,508  $(10,807) $10,258
                                                      ======  ========  =======
   Effective income tax rate........................      43%       29%      37%
                                                      ======  ========  =======

  The components of the net deferred tax asset are as follows (dollars in thousands):

                                                                March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Accounts receivable allowances.......................... $    939  $  1,330
   Inventory reserves......................................    4,056     2,210
   Accrued vacation........................................      696       583
   Accrued warranty........................................      537     1,196
   Acquired technology.....................................      --      2,868
   Restructure reserve.....................................      --        989
   Depreciation and amortization...........................    4,956       --
   Capitalized research and development and other
    carryforwards..........................................    1,441       954
   Net operating loss carryforwards........................   10,699    12,293
   Foreign deferred tax asset (MECS).......................   12,603       --
   Other temporary differences.............................      866       779
                                                            --------  --------
    Deferred tax asset.....................................   36,793    23,202
                                                            --------  --------
   Depreciation and amortization...........................      --       (752)
   Restructuring reserve...................................      (46)      --
   Capitalized patent costs................................     (506)     (171)
                                                            --------  --------
    Deferred tax liability.................................     (552)     (923)
                                                            --------  --------
   Valuation allowance for net deferred tax asset..........  (15,740)   (3,136)
                                                            --------  --------
    Net deferred tax asset................................. $ 20,501  $ 19,143
                                                            ========  ========

  The Company has recorded a net deferred tax asset of approximately $20.5 million, of which approximately $10.7 million relates to net operating losses and tax credits generated by the Company's and its domestic subsidiaries during the current and prior fiscal years, which expire at various dates through March 31, 2020. Included in this amount is pre-merger Federal net operating loss carryforwards of approximately $5.3 million generated by PST, which will expire beginning in fiscal 2012. The utilization of the PST net operating losses are subject to annual limitations due to the "change in ownership" and consolidated loss provisions of the Internal Revenue Code. As of March 31, 2000, MECS had pre-merger foreign net operating loss carryforwards of

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES approximately $8.4 million, which expire in 2005. The utilization of the foreign net operating losses is subject to the ability of MECS to generate future foreign taxable income. The deferred tax asset related to the MECS foreign net operating loss carryforwards are included in the foreign deferred tax asset related to MECS. A valuation allowance has been recorded related to pre-merger net operating losses and other deferred tax assets of PST and MECS of approximately $3.1 million and $12.6 million, respectively. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

11. CLOSURE OF ASYST AUTOMATION, INC.:

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

12. ACQUISITION OF THE FLUOROTRAC PRODUCT LINE:

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

  In connection with the acquisition, approximately $1.2 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of FluoroTrac products or that the technology has any alternative future use, such in-process research and development was charged as an expense in fiscal 1999. As a result of the purchase price allocation, approximately $0.3 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a three to five year period. Management believes that the unamortized balance of these assets (approximately $2.0 million at March 31, 2000), which is included in other assets, net, in the accompanying consolidated balance sheets, is recoverable.

13. ACQUISITION OF HINE DESIGN, INC.:

  On July 31, 1998, the Company completed its acquisition of Hine Design Inc. ("HDI"), a supplier of wafer-handling robots for semiconductor processing tools. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of HDI's operations have been combined with those of the Company's, since the date of acquisition. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of HDI for approximately $12.4 million in cash and assumed debt of approximately $12.5 million. In addition, the Company exchanged outstanding options to acquire HDI common stock and deferred compensation units for identical options of the Company. The value of the options substituted was approximately $1.9 million.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  In connection with the acquisition, a portion of the purchase price was allocated to the net liabilities acquired based on their estimated fair values. The fair values of the tangible assets acquired and liabilities assumed were approximately $4.4 million and $14.4 million, respectively. As a result of the purchase price allocation, approximately $18.4 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a four to fourteen year period. As of March 31, 2000, charge for amortization of the intangible assets, made by the Company, amounted to approximately $2.4 million. Management believes that the unamortized balance of these assets (approximately $14.4 million), which is included in other assets, net, in the accompanying consolidated balance sheets, is recoverable. In addition, approximately $5.9 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of HDI products or that the technology has any alternative future use, such in-process research and development was charged as an expense in fiscal 1999.

  Comparative proforma information reflecting the acquisition of HDI has not been presented because the operations of HDI are not material to the Company's consolidated financial statements.

14. ACQUISITION OF PROGRESSIVE SYSTEM TECHNOLOGIES, INC.:

  On June 2, 1999, the Company completed its acquisition of 100 percent of the common stock of Progressive System Technologies, Inc. ("PST"), a Texas corporation, in exchange for 549,620 shares of common stock of the Company. In addition to the exchange of common stock in the merger, 450,380 shares of common stock of the Company were issued in exchange for $4.9 million of PST debt and accrued interest. PST manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition has been accounted for using the pooling of interest method of accounting. Accordingly, the accompanying consolidated financial statements have been restated for all periods prior to the business combination. All material intercompany transactions between the Company and PST have been eliminated. Costs associated with the PST merger, which were not material, consist primarily of transaction costs and were expensed in the period incurred. PST's fiscal year end was December 31. For the purposes of the restatement, PST's restated year ended March 31, 2000, was combined with Asyst's year ended March 31, 2000, and PST's year ended March 31, 1998 and 1997 were combined with Asyst's year's ended March 31, 1999 and 1998, respectively. As a result, the net sales of $1.5 million and net loss of $2.3 million of PST for the PST quarter ended March 31, 1999, have been excluded from the results of operations of Asyst. An adjustment of $2.3 million to account for the excluded net loss of PST for this three month period has been made to the accumulated deficit in fiscal year 2000. The conforming of Asyst Technologies, Inc.'s and PST's accounting practices resulted in no adjustments to net income (loss) or shareholders' equity. Net sales and net income (loss) for the individual companies reported prior to the merger, net of all material intercompany transactions between the Company and PST, were as follows (dollars in thousands):

                                                             Years Ended March
                                                                    31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Net sales:
     Asyst Technologies, Inc. .............................. $ 84,154  $165,463
     PST....................................................    8,794    16,827
                                                             --------  --------
       Total................................................ $ 92,948  $182,290
                                                             ========  ========
   Net income (loss):
     Asyst Technologies, Inc. .............................. $(20,979) $ 16,397
     PST....................................................   (5,952)   (1,035)
                                                             --------  --------
       Total................................................ $(26,931) $ 15,362
                                                             ========  ========

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

15. ACQUISITION OF PALO ALTO TECHNOLOGIES, INC.:

  On August 27, 1999, the Company acquired all of the equity of Palo Alto Technologies Inc. ("PAT"), a California corporation, formed in 1997 to develop and market a new concept wafer transport system for use in semiconductor manufacturing facilities, for $4.6 million consisting primarily of cash and the Company's common stock. Approximately $4.6 million of the purchase price in excess of the value of the net liabilities assumed was allocated to various intangible assets including $4.0 million allocated to in-process research and development which was expensed in the three month period ended September 30, 1999. The remaining $0.6 million was assigned to goodwill which is being amortized over 5 years. Dr Mihir Parikh, the Company's Chairman and Chief Executive Officer, and Mr. Anthony Bonora, the Company's Executive Vice President, Chief Technology Officer and Asyst Fellow, were shareholders of PAT and Dr. Mihir Parikh was the Chairman of the Board of Directors of PAT. See "Related Party Transactions".

16. ACQUISITION OF MECS CORPORATION:
  In September 1999, the Company entered into an alliance with MECS, a manufacturer of robotic systems used to automate sophisticated semiconductor and flat panel display manufacturing equipment, which provides that MECS will sell the Company's products and provide local customer support in the Japanese market. In October 1999 and March 2000, the Company purchased approximately
9.9 percent and 68.7 percent, respectively of the common stock of MECS in exchange for a total of $13.2 million in cash (including $1.1 million of transaction costs). The Company intends to operate MECS largely as a stand-alone entity. The acquisition was accounted for using the purchase method of accounting in March 2000 when a majority interest was obtained. Accordingly, results of MECS's operations have been combined with those of the Company's, since the date of acquisition (March 23, 2000). Under the terms of the agreement, the Company acquired 78.6 percent of the outstanding capital stock of MECS for approximately $38.6 million which consists of approximately $13.2 million in cash and debt assumption of approximately $25.4 million and has obtained the right to purchase the remaining 21.4 percent minority interest.

  In connection with the acquisition, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The net fair values of the tangible assets acquired and liabilities assumed were approximately $15.3 million and $25.3 million, respectively. As a result of the purchase price allocation, approximately $18.0 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess of purchase price over the net assets acquired. These intangibles are being amortized over a four to fourteen year period. As of March 31, 2000, no charges for amortization of the intangible asset have been incurred. Management believes that the unamortized balance of these assets ($18.0 million at March 31, 2000) which is included in other assets, net, in the accompanying consolidated balance sheets, is recoverable. In addition, approximately $0.9 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of MECS products or that the technology has any alternative future use, such in-process research and development was charged as an expense in fiscal 2000.

  The following unaudited proforma consolidation results of operations are presented as if the acquisition of MECS had been made at April 1, 1997 (in thousand of dollars).

                                                              Years Ended March
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Net sales................................................. $278,733 $131,311
   Net income (loss).........................................    4,685  (40,893)
   Basic earnings (loss) per common share....................     0.17    (1.74)
   Diluted earnings (loss) per common share..................     0.15    (1.74)

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

17. RELATED PARTY TRANSACTIONS:

  On September 30, 1997, the Company entered into an asset purchase agreement with Palo Alto Technologies, Inc. ("PAT") pursuant to which the Company sold to PAT certain intellectual property rights and office equipment which were owned or licensed by AAI in consideration for quarterly "Earn-Out Payments" up to an aggregate of $2.0 million. The earn-out payments are equal to 4.0 percent of PAT gross revenue. The Company may convert the right to receive such earn-out payments into shares of PAT securities at the closing of certain issuance's of securities by PAT. In addition, PAT granted the Company the non-exclusive, worldwide right to distribute and sell any of PAT's products on PAT's most favorable distributor terms and conditions; except PAT may grant exclusive distribution rights to particular markets so long as such rights are first offered to the Company and the Company does not accept the offer. Such distribution rights shall terminate on the earlier of (i) the fifth anniversary of such agreement or (ii) if the Company begins selling its own products which are directly competitive with PAT's products. The Chairman and Chief Executive Officer of the Company is the Chairman and principal shareholder of PAT. The parties have agreed that the Chairman and Chief Executive Officer of the Company and one other officer (also a shareholder of PAT) of the Company may be advisors or directors of PAT while employed full time by the Company.

  At March 31, 2000, the Company held four notes receivable, with balances totaling $1,250,000, from one executive officer, one former executive officer and one other employee of the Company. At March 31, 1999, the Company held four notes receivable, with balances totaling $1,172,750, from two executive officers of the Company. Loans extended to these individuals amounted to $365,250, $757,500 and $250,000 during the years ended March 31, 2000, March
31, 1999 and March 31, 2000, respectively, and have resulted from advances made to these individuals to assist in their relocation to California. The notes bear interest that ranges from 0.0 percent to 10.0 percent per annum and are fully secured by second deeds of trust on certain real property, as well as, other pledged securities of the Company owned by the individuals, respectively. During the year ended March 31, 2000, one of the notes receivable from the former executive officer totaling $168,750 was forgiven by the Company in accordance with provisions of the original note. Subsequent to March 31, 2000, that same former executive officer repaid an additional $200,000 on a separate note. The three remaining notes, totaling $1,050,000, outstanding as of March 31, 2000 mature in May 2002, January 2004 and March 2005, respectively.

18. LEGAL PROCEEDINGS:

  In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to the Company's SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company has violated federal antitrust laws and engaged in unfair competition. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company's motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the Company's breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999,

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES the court issued an order by which it granted the Company's motion for reconsideration in the sense that it considered the merits of the Company's arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company intends to take an appeal. The trial date has since been vacated and the court has requested briefings, now due in July 2000, on whether it is obligated to proceed with any remaining matters.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                              Balance  Charged to/            Recovery  Balance
                             Beginning Recovery of               of       End
                              of Year   Expenses   Deductions Inventory of Year
                             --------- ----------- ---------- --------- -------
Accounts Receivable:
  March 31, 1998
    Reserve for doubtful
     accounts...............  $1,898     $2,172     $(5,904)   $3,203   $1,369
  March 31, 1999
    Reserve for doubtful
     accounts...............  $1,369     $  840     $  (262)   $  --    $1,947
  March 31, 2000
    Reserve for doubtful
     accounts...............  $1,947     $1,533     $  (671)   $  --    $2,809

Warranty:
  March 31, 1998
    Reserve for warranty....  $3,868     $3,663     $(3,478)   $  --    $4,053
  March 31, 1999
    Reserve for warranty....  $4,053     $  428     $(2,672)   $  --    $1,809
  March 31, 2000
    Reserve for warranty....  $1,809     $2,301     $(2,874)   $  --    $1,236

Restructuring:
  March 31, 1998
    Reserve for
     restructuring activity.  $  --      $  --      $   --     $  --    $  --
  March 31, 1999
    Reserve for
     restructuring activity.  $  --      $5,542     $(2,992)   $  --    $2,550
  March 31, 2000
    Reserve for
     restructuring activity.  $2,550     $ (200)    $(2,350)   $  --    $  --

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 29h day of June 2000.

                                          Asyst Technologies, Inc.

                                                     /s/ Mihir Parikh
                                          By: _________________________________
                                                       Mihir Parikh
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

             Signature                           Title                    Date
             ---------                           -----                    ----

   /s/ Mihir Parikh                  Chairman and Chief Executive    June 29, 2000
____________________________________  Officer (Principal
   Mihir Parikh                       Executive Officer)

   /s/ Douglas J. McCutcheon         Senior Vice President and       June 29, 2000
____________________________________  Chief Financial Officer
   Douglas J. McCutcheon              (Principal Financial and
                                      Accounting Officer)

   /s/ Stanley J. Grubel             Director                        June 29, 2000
____________________________________
   Stanley J. Grubel

   /s/ Tsuyoshi Kawanishi            Director                        June 29, 2000
____________________________________
   Tsuyoshi Kawanishi

       /s/ Robert A. McNamara        Director                        June 29, 2000
____________________________________
         Robert A. McNamara

   /s/ Ashok K. Sinha                Director                        June 29, 2000
____________________________________
   Ashok K. Sinha

   /s/ Walter W. Wilson              Director                        June 29, 2000
____________________________________
   Walter W. Wilson

                                 EXHIBIT INDEX

 Exhibit
 Number                           Description of Document
 -------                          -----------------------
   2.1 (*) Stock Purchase Agreement among the Company, Hine Design Incorporated and the Shareholders of Hine Design Incorporated, dated July 2, 1998
   2.2 (*) Agreement and Plan of Merger and Reorganization among the Company,
           PSTI Merger Sub-Acquisition Corp., Progressive System Technologies,
           Inc., Advent International Investor II, Envirotech Fund I and Global
           Private Equity Fund II, dated as of June 2, 1999.
   2.3 (*) Stock Purchase Agreement among the Company, Palo Alto Technologies,
           Inc. ("PAT),
           the Shareholders of PAT and the option holders of PAT, dated August
           27, 1999
   2.4 (*) Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999
   2.5 (*) Amendment Agreement between the Company and MECS Corporation, dated
           March 23, 2000
   3.1 (*) Amended and Restated Articles of Incorporation of the Company.
   3.2 (*) Bylaws of the Company
   3.3 (*) Certificate of Amendment of the Amended and Restated Articles of
           Incorporation
   4.1 (*) Rights Agreement among the Company and Bank of Boston, N. A., as
           Rights Agent, dated June 25, 1995
   4.2 (*) Common Stock Purchase Agreement, dated as of May 26, 1999
  10.1 (*) Form of Indemnity Agreement entered into between the Company and its directors and officers.
  10.2 (*) Company's 1993 Stock Option Plan and related form of stock option agreement.
  10.3 (*) Company's 1993 Employee Stock Purchase Plan and related offering document.
  10.4 (*) Company's 1993 Non-Employee Directors' Stock Option Plan and related offering document.
  10.5 (*) Hewlett-Packard SMIF License Agreement dated June 6, 1984.
  10.6 (*) Lease Agreement between the Company and the Kato Road Partners dated
           February 16, 1995.
  10.7 (*) Asset Purchase Agreement between Palo Alto Technologies, Inc., the
           Company and Asyst Automation, Inc., dated September 30, 1997.
  10.8 (*) Loan Agreement A, between the Company and Terry Moshier, and the
           Promissory Note Secured by Deed of Trust, all dated August 1, 1997.
  10.9 (*) Loan Agreement B and Loan Pledge Agreement, between the Company and
           Terry Moshier, and Promissory Note, all dated August 1, 1997.
  10.10(*) Secured Promissory Note between the Company and Dennis Riccio, Dated
           November 16, 1998.
  10.11(*) Secured Promissory Note between the Company and Dennis Riccio, Dated
           February 1, 1999.
  10.12(*) Employment and Compensation Agreement between the Company and Mihir
           Parikh, dated April 1, 1999.
  10.13(*) Lease Agreement between Aetna Life Insurance Company and Hine
           Design, Incorporated, dated August 4, 1995.
  10.14(*) Industrial Space Lease Agreement between the Company and PEN
           Associates, dated November 13, 1995.
  10.15(*) Lease Agreement between SL-6 Partners, Ltd. and Progressive System
           Technologies, Inc. , dated November 20, 1995.
  10.16(*) Sublease Agreement between Progressive System Technologies, Inc. and
           Group, Inc., dated December 3, 1996.
  10.17(*) Industrial Space Lease Agreement between the Company and PEN
           Associates, dated December 14, 1997.
  10.18(*) Separation Agreement between the Company and William B. Leckonby, dated November 9, 1998
  10.19(*) Amendment to Lease Agreement between the Company and the Kato Road
           Partners, dated July 30. 1999.
  10.20(*) Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999
  10.21(*) Lease agreement between the Company and Exar Corporation, dated
           October 18, 1999
  10.22    Employment Agreement between the Company and James C. Mitchener,
           Ph.D., dated March 28, 2000.
  21.1     Subsidiaries of the Company.
  23.1     Consent of Arthur Andersen LLP, Independent Public Accountants.
  23.2     Consent of Ernst and Young LLP, Independent Auditors.
  23.3     Consent of Deloitte and Touche Tohmatsu, Independent Public
           Accountants.
  27       Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission.).

--------
(*) Incorporated by reference; exhibit previously filed