Form 10-Q
period 2000-06-30
ASYST TECHNOLOGIES INC /CA/
filed 2000-08-14
CIK 909326

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)

       X    Quarterly Report Pursuant to Section 13 or 15(D) of the
      ---
                        Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2000

                                      or

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



The number of shares of the registrant's Common Stock, no par value, outstanding as of August 1, 2000 was 32,243,861.

                            ASYST TECHNOLOGIES, INC.



                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information
         ---------------------

         Item 1.   Financial Statements


                    Condensed Consolidated Balance Sheets --
                       June 30, 2000 and March 31, 2000                    2

                    Condensed Consolidated Statements of Operations --
                       Three Months Ended June 30, 2000 and
                       June 30, 1999                                       3

                    Condensed Consolidated Statements of Cash Flows --
                       Three Months Ended June 30, 2000 and
                       June 30, 1999                                       4

                    Notes to Condensed Consolidated Financial
                       Statements                                          5

         Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 10

         Item 3.    Quantitative and Qualitative Disclosures about
                       Market Risk                                         14

Part II. Other Information
         -----------------

         Item 1.    Legal Proceedings                                      15

         Item 6.    Exhibits and Reports on Form 8-K                       15

Signatures                                                                 16
----------

Exhibit Index                                                              17
-------------

                        PART I - FINANCIAL INFORMATION



Item 1  -  Financial  Statements

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                     June 30,             March 31,
                                                                                       2000                  2000
                                                                                    -----------           ----------
                                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                        $  77,046            $  12,638
     Short-term investments                                                              47,470               93,450
     Accounts receivable, net                                                            81,370               74,278
     Inventories                                                                         60,971               49,482
     Deferred tax asset                                                                  15,951               20,501
     Prepaid expenses and other current assets                                           15,596               15,368
                                                                                       --------             --------

            Total current assets                                                        298,404              265,717
                                                                                       --------             --------

Property and equipment, net                                                              28,619               27,312
Goodwill and other assets, net                                                           38,888               36,171
                                                                                       --------             --------

                                                                                       $365,911             $329,200
                                                                                       ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                $      --             $  5,285
     Short-term loans                                                                    28,487               22,816
     Accounts payable                                                                    46,569               38,638
     Accrued liabilities and other current liabilities                                   19,775               14,294
     Income taxes payable                                                                 4,273                4,990
     Customer deposits                                                                    8,756                8,144
                                                                                       --------             --------

            Total current liabilities                                                   107,860               94,167
                                                                                       --------             --------

Long-term liabilities:
     Long-term debt, net of current portion                                                  --                  910
     Other long-term liabilities                                                          2,357                1,017
                                                                                       --------             --------

            Total long-term liabilities                                                   2,357                1,927
                                                                                       --------             --------

            Total liabilities                                                           110,217               96,094
                                                                                       --------             --------

Shareholders' equity:
     Common stock                                                                       247,297              240,594
     Retained earnings (accumulated deficit)                                              8,397               (7,488)
                                                                                       --------             --------

            Total  shareholders' equity                                                 255,694              233,106
                                                                                       --------             --------

                                                                                       $365,911             $329,200
                                                                                       ========             ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in thousands, except per share amounts)


                                                      Three Months Ended
                                                           June 30,
                                               -------------------------------
                                                 2000                   1999
                                               --------                -------

Net sales                                      $123,671                $27,086
Cost of sales                                    67,604                 15,840
                                               --------                -------

Gross profit                                     56,067                 11,246
                                               --------                -------

Operating expenses:
     Research and development                     9,721                  4,235
     Selling, general and administrative         21,451                 10,728
     Goodwill amortization                        1,702                    614
                                               --------                -------

         Total operating expenses                32,874                 15,577
                                               --------                -------

Operating income (loss)                          23,193                 (4,331)
Other income (expense), net                       1,311                    (14)
                                               --------                -------

Income (loss) before provision (benefit) for
    income taxes                                 24,504                 (4,345)
Provision (benefit) for income taxes              8,619                 (1,477)
                                               --------                -------

         Net income (loss)                     $ 15,885                $(2,868)
                                               ========                =======


Basic earnings (loss) per share                $   0.49                $ (0.12)
                                               ========                =======
Diluted earnings (loss) per share:             $   0.45                $ (0.12)
                                               ========                =======

Shares used in per share calculation of:
    Basic earnings (loss) per share              32,162                 24,456
                                               ========                =======
    Diluted earnings (loss) per share            35,377                 24,456
                                               ========                =======





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited; in thousands)

                                                                                                           Three  Months Ended
                                                                                                                 June 30,
                                                                                                      -----------------------------
                                                                                                          2000             1999
                                                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                                 $     15,885     $     (2,868)
    Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
         Depreciation and amortization                                                                       3,566            2,101
         Adjustment to conform year end of pooled company                                                       --           (2,290)
         Change in provision for doubtful accounts                                                             175             (140)
         Shares issued for Board of Director's compensation                                                     52               --
         Shares issued as awards                                                                                28               --
         Tax benefit associated with employee options plans                                                  4,290               --
    Changes in current assets and liabilities:
               Accounts receivable                                                                          (7,267)          (6,037)
               Inventories                                                                                 (11,489)             817
               Prepaid expenses and other current assets                                                      (228)            (144)
               Deferred tax asset                                                                            4,550             (650)
               Other asset, net                                                                             (3,380)             251
               Accounts payable                                                                              7,930            1.072
               Accrued liabilities and other current liabilities                                             7,470           (1,540)
               Customer deposits                                                                               612             (522)
               Income taxes payable                                                                           (717)              33
                                                                                                      ------------     ------------

                   Net cash provided (used) by operating activities                                         21,477           (9,917)
                                                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of short-term investments                                                                     (33,650)         (37,783)
    Sale of short-term investments                                                                          79,630           33,280
    Purchase of property, plant and equipment                                                               (3,133)          (1,298)
    Cash used to purchase additional interest in MECS Corporation                                           (1,350)              --
                                                                                                      ------------     ------------
                   Net cash provided (used) by investing activities                                         41,497           (5,801)
                                                                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net principal payments on current and long-term debt                                                    (6,195)          (1,429)
    Payments on long-term lease obligations                                                                   (331)              --
    Net proceeds from short-term loans                                                                       5,671               --
    Issuance of common stock                                                                                 2,289           13,678
                                                                                                      ------------     ------------


                   Net cash provided (used) by financing activities                                          1,434           12,249
                                                                                                      ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                            64,408           (3,469)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                              12,638            6,382
                                                                                                      ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $     77,046     $      2,913
                                                                                                      ============     ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS/
                                  (Unaudited)


BASIS OF PRESENTATION:

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

  While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 2000 included in its Annual Report on Form 10-K.


 Short-term Investments

  As of June 30, 2000 and March 31, 2000, the Company's short-term investments consisted of liquid debt investments with maturities, at the time of purchase, of one year or less and will remain classified as such until such time they are subsequently sold and converted to cash. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses (which have not been material to date), net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three months in the period ended June 30, 2000. The cost of investments sold is based on specific identification. The Company does not intend to hold any individual securities for greater than one year.

  Short-term investments by security type consist of the following (dollars in thousands):

                                                                                                       Cost / Fair Value
                                                                                               ----------------------------------
                                                                                                   June 30,           March 31,
                                                                                                     2000               2000
                                                                                               ---------------    ---------------
                                                                                                 (unaudited)
Debt securities issued by states of the United States and political subdivisions of
  the states                                                                                           $10,381            $25,650
Corporate debt securities                                                                               36,983             67,684
Foreign equity securities                                                                                  106                116
                                                                                               ---------------    ---------------
         Total                                                                                         $47,470            $93,450
                                                                                               ===============    ===============

 Supplemental Statements of Cash Flows Disclosure

  Cash paid for interest and domestic and foreign income taxes was as follows (dollars in thousands):

                                                    Three  Months Ended
                                                          June 30,
                                             -----------------------------------
                                                2000                    1999
                                             -----------             -----------
                                             (unaudited)             (unaudited)

Interest.....................................   $ 169                   $158
Income taxes.................................   $  27                   $ 32


 Inventories

  Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (dollars in thousands):

                                              June 30,                March 31,
                                                2000                    2000
                                             -----------             -----------
                                             (unaudited)
Raw materials........................          $46,484                 $33,432
Work-in-process and finished goods...           14,487                  16,050
                                               -------                 -------
  Total                                        $60,971                 $49,482
                                               =======                 =======


 Goodwill and Other Assets

  Goodwill and other assets, net consisted of the following (dollars in thousands):

                                              June 30,                March 31,
                                                2000                    2000
                                             -----------             -----------
                                             (unaudited)
Goodwill.............................          $33,190                 $33,025
Other assets.........................            5,698                   3,146
                                               -------                 -------
  Total                                        $38,888                 $36,171
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

 Provision (Benefit) for Income Taxes

  The Company recorded a provision for income taxes of $8.6 million and a benefit for income taxes of ($1.5) million in the three months ended June 30, 2000 and 1999, respectively. The tax provision is attributable to federal, state and foreign taxes. The provision for income taxes has been reduced for effects of net operating loss carryforwards, research and development tax credit carryforwards, tax-exempt interest income, a foreign sales corporation benefit and a reduction in valuation allowance related to pre-acquisition deferred taxes of PST. The annual effective income tax rate for the three-month period ended June 30, 2000 has been impacted by the effects of a non-deductible charge related to amortization of certain intangible assets primarily related to the acquisition of MECS in March 2000 and for foreign income and withholding taxes in excess of the statutory rates.

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

  The following table sets forth the calculation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                                                    Three  Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                2000                    1999
                                                                             -----------             -----------
                                                                             (unaudited)             (unaudited)
Basic earnings (loss) per share:
 Net income (loss)...................................................        $    15,885             $    (2,868)
                                                                             -----------             -----------
 Weighted average common shares......................................             32,162                  24,456
                                                                             -----------             -----------
      Basic earnings (loss) per share................................        $      0.49             $     (0.12)
                                                                             ===========             ===========

Diluted earnings (loss) per share:
 Net income (loss)...................................................        $    15,885             $    (2,868)
                                                                             -----------             -----------
 Weighted average common shares......................................             32,162                  24,456
 Weighted average common share equivalents:
  Options.............................................................             3,215                      --
                                                                             -----------             -----------
Diluted weighted average common shares................................            35,377                  24,456
                                                                             -----------             -----------

            Diluted earnings (loss) per share.........................       $      0.45             $     (0.12)
                                                                             ===========             ===========

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

  Net sales by geography were as follows (dollars in thousands):

                                                                                    Three  Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                2000                    1999
                                                                             -----------             -----------
                                                                             (unaudited)             (unaudited)
United States...........................................................     $    46,932             $    12,292
Taiwan..................................................................          33,126                   9,948
Japan...................................................................          17,212                   2,646
Europe..................................................................           7,508                     854
Other Asia..............................................................          18,893                   1,346
                                                                             -----------             -----------
   Total................................................................     $   123,671             $    27,086
                                                                             ===========             ===========

  The net sales by product or service categories comprising the Company's net sales were as follows
(dollars in thousands):

                                                                                    Three  Months Ended
                                                                                          June 30,
                                                                             -----------------------------------
                                                                                2000                    1999
                                                                             -----------             -----------
                                                                             (unaudited)             (unaudited)
SMIF Systems............................................................     $    81,586             $    22,852
Non-SMIF Systems........................................................           4,764                      --
SMART Traveler Systems..................................................          11,009                   1,579
Robotics................................................................          18,252                   1,333
Services & other........................................................           8,060                   1,322
                                                                             -----------             -----------

   Total................................................................     $   123,671             $    27,086
                                                                             ===========             ===========


INVESTMENT IN MECS CORPORATION:

  In September 1999, the Company entered into an alliance with MECS, a manufacturer of robotic systems used to automate sophisticated semiconductor and flat panel display manufacturing equipment, which provides that MECS will sell our products and provide local customer support in the Japanese market. In the three-month period ended June 30, 2000, the Company purchased an additional 4.2 percent interest in MECS in exchange for $1.2 million in cash (plus additional transaction costs of $0.2 million). As a result, as of June 30, 2000, the Company has acquired approximately 82.8 percent of the common stock of MECS in exchange for a total of $14.4 million in cash (including $1.7 million of transaction costs). We intend to operate MECS largely as a stand-alone entity. The acquisition was accounted for using the purchase method of accounting in March 2000 when a majority interest was obtained. Accordingly, results of MEC'S operations have been combined with those of the Company's, since the date of acquisition March 23, 2000.

  In connection with the acquisition, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The net fair values of the tangible assets acquired and liabilities assumed were approximately $15.3 million and $ 25.3 million, respectively, at March 23, 2000. As a result of the purchase price allocation, approximately $19.7 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess of purchase price over the net assets acquired. These intangibles are being amortized over a seven year period. As of June 30, 2000, charges for amortization of the intangible asset have been approximately $1.0 million. Management believes that the unamortized balance of these assets ($20.1 million at June 30, 2000) which is included in other assets, net, in the accompanying consolidated balance sheets, is recoverable. In addition, approximately $0.9 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of MECS products or that the technology has any alternative future use, such in-process research and development was charged as an expense in fiscal 2000.

  The following unaudited proforma consolidation results of operations are presented as if the acquisition of MECS had been made at April 1, 1997 (dollars in thousand, except per share amounts).

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                             -----------------------------------
                                                                                2000                    1999
                                                                             -----------             -----------
Net sales............................................................        $   123,674             $    40,533
Net income (loss)....................................................             15,885                  (3,183)
Basic earnings (loss) per share......................................               0.49                   (0.13)
Diluted earnings (loss) per share....................................               0.45                   (0.13)


RELATED PARTY TRANSACTIONS:

  At June 30, 2000, the Company held four notes receivable, with balances totaling $1,450,000 from one executive officer and two other employees of the Company. At March 31, 2000, the Company held four notes receivable, with balances totaling $1,250,000, from one executive officer, one former executive officer and one other employee of the Company. Loans extended to these individuals amounted to $250,000 and $400,000 during the year ended March 31, 2000 and the period ended June 30, 2000, respectively, and have resulted from advances made to these individuals to assist in their relocation to California. The notes bear interest that ranges from 0.0 percent to 10.0 percent per annum and are fully secured by second deeds of trust on certain real property, as well as, other pledged securities of the Company owned by the individuals, respectively. During the year ended March 31, 2000, one of the notes receivable from the former executive officer totaling $168,750 was forgiven by the Company in accordance with provisions of the original note. During the period ended June 30, 2000, that same former executive officer repaid an additional $200,000 on a separate note. The four remaining notes, totaling $1,450,000, outstanding as of June 30, 2000 mature in May 2002, January 2004 and March 2005, respectively.

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

  Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K may not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report

  Asyst is our registered trademark. AXYS, Asyst-SMIF System, SMART-Traveler System, SMIF-Pod, SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMIF-E, SMART-Tag, SMART-Comm, SMART-Storage Manager, SMART-Fab, Substrate Management System, Retical Management System, Wafer Management System, VersaPort 2200, Global Lot Server, FlouroTrac Auto ID System, and SMART-Station are our trademarks. This report also contains registered trademarks of other entities.


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

  In June 1999, we acquired all of the shares of Progressive System Technologies, Inc. ("PST"), which manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition was accounted for as a pooling of interests. Accordingly, our consolidated financial statements for all periods presented have been restated to include the financial statements of PST.

  In August 1999, we acquired all of the shares of Palo Alto Technologies, Inc. ("PAT"), which is in the process of developing a continuous flow transport system for use in semiconductor manufacturing facilities. The transaction was accounted for as a purchase.

  In October 1999, March 2000 and June 2000 we purchased approximately 9.9 percent, 68.7 percent and 4.4 percent, respectively, of the common stock of MECS Corporation ("MECS"), a Japanese engineering and robotics manufacturing company. The transactions were accounted for as a purchase.

  Since the first quarter of our fiscal year ended March 31, 2000, we have benefited from increases in capital spending by semiconductor manufacturers worldwide driven by current and anticipated growing demand for memory and logic chips. During fiscal year ended March 31, 2000, we experienced over 40 percent sequential increases in net sales in each quarter. For the quarter ended June 30, 2000, net sales grew about 18 percent over the fourth quarter of fiscal year 2000, excluding the net sales of MECS that was acquired late in the previous quarter. While we are pleased with the sequential growth over the fourth quarter, we believe that similar sequential growth may be difficult to maintain. Our customers have absorbed substantial new capacity during the past fifteen months and it may take several quarters for them to optimize that new capacity before undertaking the next step in their planned capacity ramps.

  We have seen a shift in the international geographical distribution of our net sales during the last quarter compared to the quarter ended June 30, 1999, as the percent of net sales from Taiwan has decreased but has been offset by relatively faster growth in Europe, Singapore and Malaysia. This can be partially explained by the fact that Taiwan led the rapid capacity expansion during the past fiscal year, but also by strengthening of demand for semiconductor devices by European manufacturers and new green-field semiconductor foundries in Singapore and Malaysia. With the addition of MECS in this quarter's net sales, Japan net sales have also grown in terms of the relative percent of net sales for the quarter ended June 30, 2000 compared to the relative percent of net sales for the same quarter last year.

Three Months Ended June 30, 2000 and 1999

  The following table sets forth the percentage of net sales represented by consolidated statements of operations data for the periods indicated:

                                                                              Three  Months Ended
                                                                                    June 30,
                                                                            ------------------------
                                                                                2000         1999
                                                                              --------     --------
        Net sales...................................                             100.0%       100.0%
        Cost of sales...............................                              54.7         58.5
                                                                                ------       ------
           Gross profit.............................                              45.3         41.5
                                                                                ------       ------
        Operating expenses:
        Research and development....................                               7.9         15.6
        Selling, general and administrative.........                              17.3         39.6
        Goodwill amortization.......................                               1.4          2.3
                                                                                ------       ------
           Total operating expenses.................                              26.6         57.5
                                                                                ------       ------
           Operating income (loss)..................                              18.7        (16.0)
        Other income, net...........................                               1.1         (0.1)
                                                                                ------       ------
        Income (loss)  before provision (benefit)
        for income taxes............................                              19.8        (16.1)

        Provision (benefit) for income taxes........                               7.0         (5.5)
                                                                                ------       ------
        Net Income (loss)...........................                              12.8%       (10.6)%
                                                                                ======       ======

Results of Operations

  Net Sales. Net sales increased 356.6 percent from $27.1 million for the three month period ended June 30, 1999, to $123.7 million for the three month period ended June 30, 2000. Net sales have continued to increase sequentially each quarter since June 30, 1999 by greater than 40.0 percent, with the exception of the quarter ended June 30, 2000, in which the sequential increase was 31.6 percent. As a result of the acquisition of MECS in March 2000, robotic product sales attributed to MECS contributed approximately $12.3 million to the net sales for the three month period ended June 30, 2000. Excluding the current contribution of net sales by MECS, net sales for the three month period ended June 30, 2000 increased $84.3 million or 311.0 percent over the three month period ended June 30, 1999, and 18.5 percent sequentially over the three month period ended March 31, 2000. These increases resulted from significant increases in net sales activities across all our global operations and product families in the United States, Asian Pacific and European geographic regions, because of continued demand for our products as capital expenditures of semiconductor manufacturers continues to increase in efforts to add manufacturing capacity in response to growth in demand for semiconductor devices.

  International sales have increased by approximately $62.0 million for the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999. Net sales in Japan have increased by approximately $14.5 million during the current period, of which $8.9 million is attributed to robotic product sales of MECS. Absent MECS, net sales in Japan increased by approximately $5.6 million during the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999. Net sales in Taiwan have increased by approximately $23.2 million during the current period, of which $1.7 million is attributed to robotic product sales of MECS. Absent of MECS, net sales in Taiwan increased by approximately $21.5 million during the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999. While net sales to Taiwan have increased during the current period, net sales attributed to Taiwan have decreased as a percentage of international sales during the current three month period, as a result of even higher rates of growth in sales activities that we are now experiencing with our other international customers. Net sales have increased by approximately $8.6 million, $7.2 million and $6.6 million in Singapore, Malaysia and Europe, respectively, during the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999. The increases in net sales during the three month period ended June 30, 2000 have resulted from new sales wins from several new international customers, as well as continued product sales to our existing international customer base. Our results of operations have not been adversely affected by currency exchange rates because we have invoiced substantially all of our international sales in United States dollars, except in Japan, but exchange rates between the Japanese yen and U.S. dollar were moderate during the quarter. However, there can be no assurance that our results of operations will not be adversely affected by such fluctuations in the future.

  International sales by region for the three month period ended June 30, 2000 and 1999, are summarized as follows (dollars in millions):

                                            Three Months Ended                          Three Months Ended
                                               June 30, 2000                              June 30, 1999
                                                (unaudited)                                (unaudited)
                                 --------------------------------------      -------------------------------------

         Geographic                                       Percentage                                 Percentage
           Region                                             of                                         of
                                      Net Sales            Net Sales             Net Sales            Net Sales
----------------------------     ------------------     ---------------      -----------------     ---------------

Taiwan                                  $ 33.1                26.8%                 $ 9.9                36.5%
Japan                                     17.2                13.9                    2.7                10.0
Singapore                                  9.9                 8.0                    1.3                 4.8
Europe                                     7.5                 6.1                    0.9                 3.3
Malaysia                                   7.2                 5.8                     --                  --
Korea                                      1.9                 1.5                     --                  --
                                         -----               -----               --------            --------

                                        $ 76.8                62.1%                $ 14.8                54.6%
                                         =====               =====                  =====               =====

  We have experienced cancellations and delays of orders in the past, particularly during fiscal year 1999, while the industry was undergoing a significant downturn. During the three months ended June 30, 2000, cancellation and delays were not significant. Given the cyclical nature of the semiconductor industry, we can give no assurance that there will not be future cancellations or delays in orders.

   Gross Margin. Gross margin increased from 41.5 percent of net sales for the three month period ended June 30, 1999, to 45.3 percent of net sales for the three month period ended June 30, 2000. The growth of net sales has allowed us to approach historical gross margins even after factoring in the lower net margins of robotic product sales, particularly the expected low margins on MECS robots product sales and substrate management system sales. However, through the combination of higher net sales covering the indirect manufacturing costs related to those products, and the impact of continued cost reduction efforts to reduce direct manufacturing costs, the negative impact on gross margin has been mitigated by these changes in product mix. On a sequential quarter comparison, gross margins fell to 45.3 percent compared to 47.0 percent in the fourth quarter of our fiscal year 2000, due to the addition of MECS product sales and an increasing mix of lower margin robotic and substrate management system sales during the current quarter. It remains our goal to improve gross margins as a percentage of net sales in the future through reduction of direct manufacturing costs and increased leverage of the indirect manufacturing costs through higher net sales.

  Research and Development. Research and development expenses increased 129.5 percent from $4.2 million for the three month period ended June 30, 1999, to $9.7 million for the three month period ended June 30, 2000. Research and development expenses decreased as a percentage of net sales from 15.6 percent for the three month period ended June 30, 1999 to 7.9 percent for the three month period ended June 30, 2000. The increase in research and development expense is the result of increased spending to support our new SMIF-300 product series, Plus Portal and product transport technologies. Additional spending was made on continuing product enhancements and additions to our 200mm product line and additional product development and enhancement activities related to our acquisitions of Hine Design Incorporated ("HDI"), PST and MECS. However, research and development costs for the three month period ended June 30, 2000 were below planned budgeted spending amounts due to the limited engineering resources available to us. The decrease in research and development expenses as a percentage of net sales for the comparative three month periods is due primarily to our net sales increasing at a higher rate than the increase in spending for research and development activities. We expect that our research and development expenses may increase in future periods, but will fluctuate as a percentage of net sales.

  Selling, General and Administrative. Selling , general and administrative expenses increased 100.0 percent from $10.7 million for the three month period ended June 30, 1999, to $21.5 million for the three month period ended June 30, 2000. The inclusion of selling, general and administrative activities of PAT and MECS, both acquired after June 30, 1999, has increased selling, general and administrative expenses by approximately $2.0 million over the comparable period in 1999. Employee headcount in the selling, general and administrative activities, excluding PAT and MECS, has increased by 69.0 percent from approximately 500 employees as of June 30, 1999 to approximately 840 employees as of June 30, 2000. This increase was necessary to support increased marketing efforts, expansions in sales and other functional areas of operations driven by the increase in our net sales and has resulted in increased facility costs in order to accommodate the additions to our work force. Additionally, sales commission expense and incentive based compensation and bonuses have increased due to higher net sales and improved profitability. Selling, general and administrative expenses have decreased as a percentage of net sales from 39.6 percent for the three month period ended June 30, 1999 to 17.4 percent for the three month period ended June 30, 2000. The decrease in selling, general and administrative expenses as a percentage of net sales is due primarily to net sales growing at a much higher rate than the increase in spending in selling, general and administrative activities.. We expect that selling, general and administrative expenses may increase in future periods due to expected growth in net sales and new acquisitions, although the spending may vary as a percentage of net sales.

  Goodwill Amortization. The purchase price allocations associated with certain of our acquisitions have resulted in the assignment of amounts to intangible assets related to the existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These amounts are being amortized over periods ranging from three to fourteen years. Goodwill amortization expense was $1.7 million and $0.6 million for the three month period ended June 30, 2000 and 1999, respectively. During the three-month period ended June 30, 2000, goodwill amortization expense increased by approximately $1.1 million over the same period last year due primarily to the amortization of the goodwill associated with the acquisition of MECS in March 2000.

  Other Income (expense), Net. Other income (expense), net, includes interest income, interest expense, royalty income and foreign exchange gain and loss, which has not been material. Other income (expense), net, increased from less than ($0.01) million for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30, 2000. Other income (expense), net was lower during the three months ended June 30, 1999 due to a lower weighted average investment balance. Our average cash, cash equivalents and short-term investments balance for the three months ended June 30, 1999 was approximately $36.3 million compared to $115.3 million for the three months ended June 30, 2000. Interest income increased from approximately $0.4 million during the three month period ended June 30, 1999 to approximately $1.5 million during the three month period ended June 30, 2000. Our average current and long-term debt balance increased from $2.5 million for the three months ended June 30, 1999 to $28.6 million for the three months ended June 30, 2000, due to debt assumed in our acquisition of MECS in March 2000 . Interest expense was approximately $0.2 million during each of the three month periods ended June 30, 1999 and 2000.

  Provision (Benefit) for Income Taxes. We reported a provision for income taxes of $8.6 million, representing an annual effective income tax rate of 35.2 percent for the three month period ended June 30, 2000. We reported a benefit for income taxes of $1.5 million, representing an annual effective income tax rate of 34.0 percent for the three month period ended June 30, 1999. The provision (benefit) for income taxes is attributable to federal, state and foreign taxes. The annual effective income tax rate for the three month periods ended June 30, 2000 reflects the benefits of tax free interest income, net operating loss carryforwards, research and development tax credits and a deduction related to foreign sales corporation. Additionally, the current annual effective income tax rate reflects the benefit of the release of a valuation allowance related to deferred benefits previously reserved for, related to the utilization of net operating losses of PST, due to uncertainty as to the ability of PST to generate future taxable income. Conversely, the annual effective income tax rate for the three month period ended June 30, 2000 has been adversely effected due to the effects of a non-deductible charge of $1.1 million related to amortization of certain intangible assets primarily related to the acquisition of MECS in March 2000 and for foreign income and withholding taxes in excess of the statutory rates. Absent of the amortization charges, the annual effective income tax rate would have been 33.6 percent. For the three month period ended June 30, 1999, the benefit for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates, the lack of Foreign Sales Corporation benefit due to net operating losses and limitations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

  Although we operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar therefore reducing the foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. We cannot anticipate with certainty the effect of inflation on our operations. To date, inflation has not had a material impact on our net sales or results of operations, however, with the industry's upturn currently underway; labor markets are tightening thus putting upward pressure on current labor costs. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. Our investment portfolio consists of short-term, fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. To date, the change in interest rate markets has not had a material impact on our results of operations or the market value of our investments. There can be no assurance that foreign currency risk, inflation and/or interest rate risk will not have a material impact on our financial position, results of operations or cash flow in the future.

                         PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

     In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to the Company's SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Company's Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company has violated federal antitrust laws and engaged in unfair competition. The Company has denied these allegations. In May 1998, the Company and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company's motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the Company's breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted the Company's motion for reconsideration in the sense that it considered the merits of the Company's arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company intends to appeal this judgement.


Item 6.   Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   27.1  Financial Data Schedule


             (b)   Reports on Form 8-K

                   A form 8-K was filed on April 7, 2000, related to the second phase of an acquisition of MECS Corporation by the Company. A form 8-K was filed on June 6, 2000, related to a two for one stock split announced by the Company on January 3, 2000. A form 8-K/A was filed on June 6, 2000, related to the second phase of an acquisition of MECS Corporation by the Company.

                                  SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ASYST TECHNOLOGIES, INC.



Date:       August 14, 2000        By:    /s/ Douglas J. McCutcheon
      ---------------------------      ----------------------------
                                          Douglas J. McCutcheon
                                          Senior Vice President
                                          Chief Financial Officer

                                          Signing on behalf of  the  registrant
                                          and as the principal accounting and
                                          financial officer

                                 EXHIBIT INDEX



Exhibit Number    Description of Exhibit
--------------    ----------------------

10.1 Employment Agreement between the Company and Pat Boudreau, dated May 25, 2000

10.2 Master lease between the Company and Lease Plan North America, Inc., dated June 30, 2000.


27.1              Financial Data Schedule