Form 10-Q
period 2000-09-30
ASYST TECHNOLOGIES INC /CA/
filed 2000-11-14
CIK 909326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ---
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      OR

         ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                        Commission File number 0-22114

                           ASYST TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)



               California                                  94-2942251
(State or other jurisdiction of incorporation             (IRS Employer
            or organization)                           identification No.)


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

                              Yes  X       No ____
                                  ---


The number of shares of the registrant's Common Stock, no par value, outstanding as of October 31, 2000 was 32,857,577.

--------------------------------------------------------------------------------

                           ASYST TECHNOLOGIES, INC.



                                     INDEX

Part I.    Financial Information                                                              Page No.
           ---------------------                                                              --------
           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets --
                           September 30, 2000 and March 31, 2000                                  2

                      Condensed Consolidated Statements of Operations -
                           Three Months Ended September 30, 2000 and
                           September 30, 1999 and  Six Months Ended
                           September 30, 2000 and September 30, 1999                              3

                      Condensed Consolidated Statements of Cash Flows --
                           Six Months Ended September 30, 2000 and
                           September 30, 1999                                                     4

                      Notes to Condensed Consolidated Financial
                           Statements                                                             5

           Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   11

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 16


Part II.   Other Information

           Item 1.    Legal Proceedings                                                          17

           Item 4.    Submission of Matters to a Vote of Security Holders                        17

           Item 6.    Exhibits and Reports on Form 8-K                                           18

Signatures                                                                                       19
----------

Exhibit Index                                                                                    20
-------------

                        PART I - FINANCIAL INFORMATION

Item 1  -  Financial  Statements

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                September 30,        March 31,
                                                                                    2000                2000
                                                                                --------------      -------------
                                                                                 (unaudited)
ASSETS
Current assets:
      Cash                                                                      $       51,632      $      12,638
      Short-term investments                                                            64,894             93,450
      Accounts receivable, net                                                          98,508             74,278
      Inventories                                                                       73,263             49,482
      Deferred tax asset                                                                14,402             20,501
      Prepaid expenses and other current assets                                         15,289             15,368
                                                                                --------------      -------------

           Total current assets                                                        317,988            265,717
                                                                                --------------      -------------

Property and equipment, net                                                             31,086             27,312
Goodwill and other assets, net                                                          39,308             36,171
                                                                                --------------      -------------

                                                                                $      388,382      $     329,200
                                                                                ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                         $          498      $       5,285
      Short-term loans                                                                  25,355             22,816
      Accounts payable                                                                  47,894             38,638
      Accrued liabilities and other current liabilities                                 18,796             14,294
      Customer deposits                                                                  9,533              8,144
      Income taxes payable                                                               9,293              4,990
                                                                                --------------      -------------

           Total current liabilities                                                   111,369             94,167
                                                                                --------------      -------------

Long-term liabilities:
      Long-term debt, net of current portion                                               819                910
      Other long-term liabilities                                                        2,357              1,017
                                                                                --------------      -------------

           Total long-term liabilities                                                   3,176              1,927
                                                                                --------------      -------------

Shareholders' equity:
      Common stock                                                                     248,466            240,594
      Retained earnings (accumulated deficit)                                           25,371             (7,488)
                                                                                --------------      -------------

           Total shareholders' equity                                                  273,837            233,106
                                                                                --------------      -------------

                                                                                $      388,382      $     329,200
                                                                                ==============      =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in thousands, except per share amounts)

                                                             Three Months Ended               Six Months Ended
                                                               September 30,                    September 30,
                                                       -------------------------------  ----------------------------
                                                            2000             1999           2000            1999
                                                       -------------    --------------  -----------     ------------
Net sales                                               $  126,922       $   40,696      $  250,593       $  67,782
Cost of sales                                               67,458           22,327         135,062          38,167
                                                       -----------      -----------     -----------     -----------

Gross profit                                                59,464           18,369         115,531          29,615
                                                       -----------      -----------     -----------     -----------

Operating expenses:
   Research and development                                 10,851            4,456          20,572           8,691
   Selling, general & administrative                        22,984           11,729          44,435          22,457
   Non-recurring charges                                        --            4,000              --           4,000
   Goodwill amortization                                     1,366              614           3,068           1,228
                                                       -----------      -----------     -----------     -----------

      Total operating expenses                              35,201           20,799          68,075          36,376
                                                       -----------      -----------     -----------     -----------

Operating income (loss)                                     24,263           (2,430)         47,456          (6,761)
Other income, net                                            1,648              299           2,959             285
                                                       -----------      -----------     -----------     -----------

Income (loss) before provision (benefit) for
 Income taxes                                               25,911           (2,131)         50,415          (6,476)
Provision (benefit) for income taxes                         8,937              635          17,556            (842)
                                                       -----------      -----------     -----------     -----------

Net income (loss)                                      $    16,974      $    (2,766)    $    32,859     $    (5,634)
                                                       ===========      ===========     ===========     ===========

Basic earnings (loss) per share                        $      0.53      $     (0.11)    $      1.02     $     (0.22)
                                                       ===========      ===========     ===========     ===========
Diluted earnings (loss) per share                      $      0.49      $     (0.11)    $      0.94     $     (0.22)
                                                       ===========      ===========     ===========     ===========

Shares used in the per share calculation:
     Basic earnings (loss) per share                        32,308           25,656          32,235          25,064
                                                       ===========      ===========     ===========     ===========
     Diluted earnings (loss) per share                      34,840           25,656          35,109          25,064
                                                       ===========      ===========     ===========     ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited; in thousands)

                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                         ---------------------------
                                                                                             2000           1999
                                                                                         -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                      $ 32,857      $ (5,634)
     Adjustments to reconcile net income (loss) to net cash provided
        (used) by operating activities:
           Depreciation and amortization                                                       6,909         3,504
           Adjustment to conform year end of pooled company                                       --        (2,290)
           Change in provision for doubtful accounts                                             606            43
           Shares issued for Board of Director's compensation                                    129            --
           Shares issued as awards                                                                28            --
           Tax benefit associated with employee option plans                                   4,616            --
           Purchased in-process research and development of acquired
              business                                                                            --         4,000
     Changes in current assets and liabilities:
               Accounts receivable                                                           (24,835)      (15,146)
               Inventories                                                                   (23,781)       (4,406)
               Prepaid expenses and other current assets                                          79           198
               Deferred tax asset                                                              6,099          (342)
               Other asset, net                                                               (3,160)          317
               Accounts payable                                                                9,255         9,235
               Accrued liabilities and other current liabilities                               6,093           476
               Customer deposits                                                               1,389          (764)
               Income taxes payable                                                            4,303           (34)
                                                                                          ----------     ---------
                   Net cash provided (used) by operating activities                           20,589       (10,843)
                                                                                          ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of short-term investments                                                      (57,500)      (64,047)
     Sale of short-term investments                                                           86,056        75,398
     Purchase of property and equipment                                                       (7,565)       (3,401)
     Increase in other assets                                                                     --          (724)
     Cash used in the acquisition of Palo Alto Technologies, Inc.                                 --        (4,639)
     Cash used to purchase additional interest in MECS Corporation                            (3,095)           --
                                                                                          ----------     ---------
                   Net cash provided by investing activities                                  17,896         2,587
                                                                                          ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net principal payments on current and long-term debt                                     (5,131)      (10,066)
     Net proceeds from short-term loans                                                        2,541            --
     Issuance of common stock                                                                  3,099        23,964
                                                                                          ----------     ---------
                   Net cash provided by financing activities                                     509        13,898
                                                                                          ----------     ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                         38,994         5,642
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                12,638         6,382
                                                                                          ----------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 51,632      $ 12,024
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

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BASIS OF PRESENTATION:

    The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (the "Company"), a California corporation (the "Company"), and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. On June 2, 1999 the Company acquired Progressive System Technologies, Inc. ("PST") in a transaction accounted for using the pooling of interests accounting method. Accordingly, the restated condensed consolidated financial statements of the Company give retroactive effect to the merger with PST. All material intercompany transactions have been eliminated.

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

   Short-term Investments

     As of September 30, 2000 and March 31, 2000, the Company's short-term investments consisted of liquid debt investments with maturities, at the time of purchase, of one year or less and will remain classified as such until such time they are subsequently sold and converted to cash. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses (which have not been material to date), net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three and six months in the periods ended September 30, 2000. The cost of investments sold is based on specific identification. The Company does not intend to hold any individual securities for greater than one year.

     Short-term investments by security type consist of the following (dollars in thousands):

                                                                                           Cost / Fair Value
                                                                                    --------------------------------
                                                                                      September 30,        March 31,
                                                                                          2000               2000
                                                                                     --------------       ----------
                                                                                       (unaudited)
   Debt securities issued by states of the United States and political
     subdivisions of the states                                                        $     7,844        $   25,650
   Corporate debt securities                                                                57,050            67,684
   Foreign equity securities                                                                    --               116
                                                                                      ------------       -----------
            Total                                                                       $   64,894        $   93,450
                                                                                      ============       ===========

   Supplemental Statements of Cash Flows Disclosure

     Cash paid for interest and domestic and foreign income taxes was as follows (dollars in thousands):

                                                                                          Six Months Ended
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                       2000               1999
                                                                                  ---------------    ---------------
       Interest..............................................................     $       279           $     166
       Income taxes..........................................................     $     2,710           $      34

   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (dollars in thousands):

                                                                                  September 30,        March 31,
                                                                                       2000              2000
                                                                                  -------------      ------------
                                                                                   (unaudited)
       Raw materials.........................................................      $   43,766         $  33,432
       Work-in-process and finished goods....................................          29,497            16,050
                                                                                    ---------         ---------
           Total                                                                    $  73,263         $  49,482
                                                                                    =========         =========

   Goodwill and Other Assets

     Goodwill and other assets, net consisted of the following (dollars in thousands):

                                                                                  September 30,        March 31,
                                                                                       2000              2000
                                                                                  -------------      -----------
                                                                                   (unaudited)
       Goodwill .............................................................      $   34,619         $  33,025
       Other assets..........................................................           4,689             3,146
                                                                                    ---------         ---------
           Total                                                                    $  39,308         $  36,171
                                                                                    =========         =========

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

   Provision (Benefit) for Income Taxes

     The provision (benefit) for income taxes is attributable to federal, state and foreign taxes. The annual effective income tax rate for the three and six month periods ended September 30, 2000 reflect the benefits of tax free interest income, net operating loss carryforwards, research and development tax credits and a deduction related to the Company's foreign sales corporation. Additionally, the current annual effective income tax rate reflects the benefit of the release of a valuation allowance related to deferred benefits previously reserved for, related to the utilization of net operating losses of PST, due to uncertainty as to the ability of PST to generate future taxable income. Conversely, the annual effective income tax rate for the three and six month periods ended September 30, 2000 has adversely been effected due to the effects of a non-deductible charge of approximately $1.8 million related to amortization of certain intangible assets, primarily related to the acquisition of MECS in March 2000 and foreign income and withholding taxes in excess of the statutory rates. For the three and six month periods ended September 30, 1999, the provision (benefit) for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates and the lack of any foreign sales corporation benefit due to net operating losses and limitations.

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

     The following table sets forth the calculation of basic and diluted earnings (loss) per share (unaudited; in thousands, except per share amounts):

                                                                  Three months ended                  Six months Ended
                                                                    September 30,                       September 30,
                                                               2000              1999              2000               1999
                                                           -------------     ------------      ------------       ------------
     Basic earnings (loss) per share:
        Net income (loss)..............................    $    16,974       $    (2,766)     $     32,859        $    (5,634)
                                                           ------------      -----------      ------------        -----------
        Weighted average common shares.................          32,308           25,656            32,235             25,064
                                                           ------------      -----------      ------------        -----------
             Basic earnings (loss) per share...........    $       0.53      $     (0.11)     $       1.02        $     (0.23)
                                                           ============      ===========      ============        ===========
     Diluted earnings (loss) per share:
        Net income (loss)..............................    $     16,974      $    (2,766)     $     32,859        $    (5,634)
                                                           ------------      -----------      ------------        -----------
        Weighted average common shares.................          32,305           25,656            32,235             25,064
        Weighted average common share equivalents:
          Options .....................................           2,532               --             2,874                 --
                                                           ------------      -----------      ------------        -----------
        Diluted weighted average common shares.........          34,840           25,656            35,109             25,064
                                                           ------------      -----------      ------------        -----------
             Diluted earnings (loss) per share.........    $       0.49      $     (0.11)     $       0.94        $     (0.23)
                                                           ============      ===========      ============        ===========

   Comprehensive Income

     In 1999, the Company adopted ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1999, requires companies to report a new measure of income
(loss). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company has not had any such material transactions or events during the periods and therefore comprehensive income (loss) is the same as the net income (loss) reported in the condensed consolidated financial statements.

   New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the effect SFAS No. 133 will have on its financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, it is expected that SAB 101 would result in a change from the established practice in many industries of recognizing revenue at the time of shipment of a system, and instead delay revenue recognition until the time of installation or customer acceptance. Because of the cyclical nature of the semiconductor equipment industry, our obligation with certain customers to install certain products and to receive acceptance from certain customers and the amount of time required to complete product installation and receive acceptance, all where applicable, a change in revenue recognition practices could have a material affect on revenue in any particular reporting period. We are currently evaluating the effect that such adoption will have on our consolidated results of operations and financial position. We will be required to adopt SAB 101 in the fourth quarter of 2001 with any impact being recorded as a cumulative effect of a change in accounting in the first quarter of 2001 and the interim periods of 2001 restated if necessary.

REPORTABLE SEGMENTS:

     In 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information. "SFAS 131" supersedes ("SFAS") 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS 131 designates the internal organization that is used by management for making decisions, evaluating performance and allocating resources of the enterprise as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not impact the results of operations or financial position but did affect the disclosures of segment information.

     The Company offers a family of products and related services to provide a front-end automation and isolation system for wafer handling in semiconductor manufacturing facilities. All of the Company's activities are aggregated into a single operating segment. As a result, no operating segment information is required.

     Net sales by geography were as follows (dollars in millions):

                                                 Three Months Ended               Six Months Ended
                                                    September 30,                   September 30,
                                                 2000            1999           2000             1999
                                               --------       ---------        -------          ------
     United States..........................     $ 46.2          $ 17.3         $ 93.1          $ 29.6
     Taiwan.................................       26.0            10.9           59.1            20.9
     Japan..................................       25.2             8.2           42.4            10.8
     Singapore..............................        9.6             3.0           19.5             4.3
     Europe.................................       11.7             1.3           19.2             2.2
     Malaysia...............................        7.8             0.0           15.0             0.0
     Korea..................................        0.4             0.0            2.3             0.0
                                                 ------          ------         ------          ------
         Total..............................     $126.9          $ 40.7         $250.6          $ 67.8
                                                 ======          ======         ======          ======

     The net sales by product or service categories comprising the Company's net sales were as follows (dollars in millions):

                                                  Three Months Ended              Six Months Ended
                                                     September 30,                  September 30,
                                                 2000            1999             2000          1999
                                               ---------       ---------       ---------      ----------
     SMIF Systems.........................     $    90.3       $    28.1       $   171.9      $     46.6
     Non-SMIF Systems.....................           6.8             3.5            11.6             5.7
     SMART Traveler Systems...............          12.1             2.8            23.1             4.5
     Robotics.............................          15.9             3.6            34.2             6.6
     Services & other.....................           1.8             2.7             9.8             4.4
                                               ---------       ---------       ---------      ----------
         Total............................     $   126.9       $    40.7       $   250.6      $     67.8
                                               =========       =========       =========      ==========

ACQUISITION OF MECS CORPORATION:

     During the year end March 31, 2000, the Company acquired a 78.6 percent ownership interest of MECS Corporation ("MECS"), a Japan based manufacturer of robotic systems used to automate sophisticated semiconductor and flat panel display manufacturing equipment. In the six-month period ended September 30, 2000, the Company purchased an additional 12.9 percent interest in MECS in exchange for $3.1 million in cash. As a result, as of September 30, 2000, the Company has acquired approximately 91.5 percent of the common stock of MECS in exchange for a total of $16.3 million in cash (including $1.7 million of transaction costs). The acquisition was accounted for using the purchase method of accounting. Accordingly, results of MEC's operations have been combined with those of the Company's since the date a majority interest was acquired on March 23, 2000.

     In connection with the acquistion, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The net fair values of the tangible assets acquired and liabilities assumed were approximately $15.3 million and $25.3 million, respectively, at March 23, 2000. As a result of the purchase price allocation, approximately $19.7 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess of purchase price over the net assets acquired. These intangibles are being amortized over a seven year period. As of September 30, 2000, charges for amortization of the intangible asset have been approximately $1.8 million. Management believes that the unamortized balance of these assets ($20.7 million at September 30, 2000) which is included in other assets, net, in the accompanying consolidated balance sheets, is recoverable. In addition, approximately $0.9 million of the intangible assets acquired consisted of incomplete process research and development. Because there was no assurance that the Company would be able to successfully complete the development of MECS products or that the technology had any alternative future use, such in-process research and development was charged as an expense in fiscal 2000.

     The following pro-forma consolidation results of operations are presented as if the acquisition of MECS had been made at April 1, 1997 (dollars in thousand, except per share amounts).

                                                                                                 Six Months Ended
                                                                                                   September 30,
                                                                                              ------------------------
                                                                                                 2000          1999
                                                                                              ---------     ----------
Net sales...........................................................................         $ 250,593        $90,818
Net income (loss) ..................................................................            32,859         (9,260)
Basic earnings (loss) per share.....................................................              1.02          (0.37)
Diluted earnings (loss) per share...................................................              0.94          (0.37)

RELATED PARTY TRANSACTIONS:

     At September 30, 2000, the Company held four notes receivable, with balances totaling $1,200,000 from one executive officer (two notes) and two other employees of the Company. At March 31, 2000, the Company held four notes receivable, with balances totaling $1,250,000, from one executive officer, one former executive officer and one other employee of the Company. These loans have resulted from advances made to these individuals to assist in their relocation to California. The notes bear interest that ranges from 0.0 percent to 10.0 percent per annum and are fully secured by second deeds of trust on real property, as well as, other pledged securities of the Company owned by the individuals, respectively. On March 31, 2000, one of the notes receivable from the former executive officer totaling $168,750 was forgiven by the Company in accordance with provisions of the original note. In April 2000, that same former executive officer repaid an additional $200,000 on a separate note and in July 2000, an employee repaid $250,000 on a note that was issued in February 2000. The four remaining notes outstanding as of September 30, 2000 mature in May 2002, January 2004, March 2005 and May 2005, respectively.

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

   Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report

Overview

   Our sales are closely tied to capital expenditures at wafer fabrication facilities, worldwide. The majority of our revenues in any single quarter are typically derived from relatively few large customers, and our revenues will therefore fluctuate based on a number of factors, including:

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

   In August 1999, we acquired all of the shares of Palo Alto Technologies, Inc. ("PAT"), which develops continuous flow transport systems for use in semiconductor manufacturing facilities. The transaction was accounted for as a purchase.

   In October 1999, March 2000, June 2000 and September 2000, we purchased approximately 9.9 percent, 68.7 percent 4.4 percent and 8.5 percent, respectively, of the common stock of MECS Corporation ("MECS"), a Japanese engineering and robotics manufacturing company. The transactions were accounted for as a purchase.

   Since the first quarter of our fiscal year ended March 31, 2000, we have benefited from increased capital expenditures by semiconductor manufacturers worldwide driven by current and anticipated growing demand for semiconductor devices. During fiscal year ended March 31, 2000, we experienced over 40 percent sequential increases in net sales in each quarter. For the quarter ended June 30, 2000, net sales grew approximately 18 percent over the quarter ended March 31, 2000, excluding sales by MECS, which was acquired late in the quarter ended March 30, 2000. During the quarter ended September 30, 2000, net sales slowed to 3 percent sequential increase over the first quarter of fiscal year 2001. In light of current industry conditions and slowing growth in demand for semiconductor devices, we believe that capital expenditures by semiconductor manufactures may be impacted as well. As a result, we believe that sequential growth in net sales experienced during the past 12 months will unlikely be replicated in the upcoming quarters.

   We have seen a shift in the international geographical distribution of our net sales during the last quarter compared to the quarter ended September 30, 1999, as the percent of net sales attributed to customers in Taiwan has decreased but has been offset by growth in Europe, Singapore and Malaysia. This can be partially explained by the fact that Taiwan led the rapid capacity expansion during the past fiscal year, but also by strengthening of demand for semiconductor devices by European manufacturers and new green-field semiconductor foundries in Singapore and Malaysia. With the addition of MECS in this fiscal year's net sales, Japan net sales have also grown as a percentage of net sales for the three and six month periods ended September 30, 2000, compared to the same periods last year.

Three and Six Months Ended September 30, 2000 and 1999

   The following table sets forth the percentage of net sales represented by consolidated statements of operations data for the periods indicated:

                                                         Three Months Ended       Six Months Ended
                                                           September 30,            September 30,
                                                         -----------------------------------------
                                                           2000        1999        2000         1999
                                                          ------      ------      ------       ------

        Net sales...................................       100.0%      100.0%      100.0%       100.0%
        Cost of sales...............................        53.1        54.9        53.9         56.3
                                                          ------       -----      ------       ------
              Gross profit..........................        46.9        45.1        46.1         43.7
                                                          ------       -----      ------       ------
        Operating expenses:
         Research and development...................         8.5        11.0         8.2         12.8
         Selling, general and administrative........        18.1        28.8        17.7         33.1
         Non-recurring charges......................           -         9.8           -          5.9
         Goodwill amortization......................         1.1         1.5         1.2          1.8
                                                          ------       -----      ------       ------
              Total operating expenses..............        27.7        51.1        27.1         53.6
                                                          ------       -----      ------       ------
              Operating income (loss)...............        19.1        (6.0)       19.0         (9.9)
        Other income, net...........................         1.3         0.7         1.2          0.4
                                                          ------       -----      ------       ------
        Income (loss)  before provision (benefit)
        for income taxes............................        20.4         5.3        20.2         (9.5)

        Provision (benefit) for income taxes........         7.0         1.5         7.0         (1.2)
                                                          ------       -----      ------       ------
        Net Income (loss)...........................        13.4%       (6.8)%      13.2%        (8.3)%
                                                          ======       =====      ======       ======

Results of Operations

   Net Sales. Net sales increased 211.9 percent from $40.7 million for the quarter ended September 30, 1999, to $126.9 million for the quarter ended September 30, 2000. Net sales increased 269.7 percent from $67.8 million for the six month period ended September 30, 1999, to $250.6 million for the six month period ended September 30, 2000. Net sales have grown sequentially each quarter since June 30, 1999 by greater than 30 percent, the sequential growth in net sales for the quarter ended September 30, 2000 was 2.7 percent. This slowing trend in net sales is the result of our customers absorbing the substantial new capacity that they have added during the recent quarters and the anticipated impact of the slowing rate of growth in the U.S. economy on demand for semiconductor devices. Although the current sequential increase in net sales activity is lower than that of recent periods, net sales have stabilized at levels comparable to those of recent periods. It is unclear to us at this point, whether concerns over the slow down in the growth rate in the U.S. economy and its impact in the growth rate for demand of semiconductor devices will cause some of our customers to delay scheduled capacity ramps in their recently added facilities.

   As a result of the acquisition of MECS in March 2000, robotic product sales by MECS contributed approximately $11.8 million to net sales for the quarter ended September 30, 2000 and approximately $24.1 million to net sales for the six month period ended September 30, 2000, respectively. Excluding the current contribution of net sales by MECS, net sales for the three and six month periods ended September 30, 2000 increased $74.4 million, or 182.8 percent and $158.7 million, or 234.1 percent over the three and six month periods ended September 30, 1999 and 3.1 percent sequentially from the first to the second fiscal quarter of this fiscal year. These increases resulted from significant increases in our net sales across all our operations and product families in the United States, Asia Pacific and European geographic regions, as semiconductor manufacturers have added manufacturing capacity.

   International sales have increased by approximately $119.3 million for the six month period ended September 30, 2000 compared to the six month period ended September 30, 1999. Net sales in Japan have increased by approximately $31.6 million during the current six month period, of which $18.3 million is attributed to robotic product sales by MECS. Absent MECS, net sales in Japan increased by approximately $13.3 million during the six month period ended September 30, 2000 compared to the six month period ended September 30, 1999. Net sales in Taiwan have increased by approximately $38.2 million during the current six month period, of which $2.6 million is attributed to robotic product sales of MECS. Absent MECS, net sales in Taiwan increased by approximately $35.6 million during the six month period ended September 30, 2000 compared to the six month period ended September 30, 1999. While net sales to Taiwan have increased during the current six month period, net sales attributed to Taiwan have decreased as a percentage of international sales during the same period, as a result of even higher rates of growth that we have experienced in other geographic areas. Net sales increased by approximately $15.2 million, $15.0 million and $17.0 million in Singapore, Malaysia and Europe, respectively, during the six month period ended September 30, 2000, compared to the six month period ended September 30, 1999. The increase in net sales during the six month period ended September 30, 2000 have resulted from sales to several new international customers, as well as continued product sales to our existing international customer base. Our results of operations have not been adversely affected by currency exchange rates because we have invoiced substantially all of our international sales in United States dollars, except in Japan, where exchange rates have been fairly consistent in recent periods. However, our results of operations may not be adversely affected by such fluctuations in the future.

   International sales by region for the six months ended September 30, 2000 and 1999, are summarized as follows (unaudited; dollars in millions):

                                             Six Months Ended                            Six Months Ended
                                            September 30, 2000                          September 30, 1999
                                 --------------------------------------      -------------------------------------
         Geographic                                         Percentage                                Percentage
           Region                                               of                                        of
                                      Net Sales             Net Sales            Net Sales            Net Sales
----------------------------     ------------------     ---------------      -----------------     ---------------
           Taiwan                       $ 59.1                23.6%                 $20.9                30.8%
           Japan                          42.4                16.9                   10.8                15.9
           Singapore                      19.5                 7.8                    4.3                 6.4
           Europe                         19.2                 7.6                    2.2                 3.2
           Malaysia                       15.0                 6.0                     -                   -
           Korea                           2.3                 0.9                     -                   -
                                        ------               -----                  -----               -----
                                        $157.5               62.8 %                 $38.2               56.3 %
                                        ======               =====                  =====               =====

   We have experienced cancellations and delays of orders in the past, particularly during fiscal year 1999, while the industry was undergoing a significant downturn. During the three and six months ended September 30, 2000, cancellation and delays were not significant. Given the cyclical nature of the semiconductor industry, as well as current industry conditions, we can give no assurance that there will not be future cancellations or delays in orders.

   Gross Margin. Gross margin increased from 45.1 percent of net sales for the three month period ended September 30, 1999, to 46.8 percent of net sales for the three month period ended September 30, 2000. Gross margin increased from
43.7 percent of net sales for the six month period ended September 30, 1999, to
46.1 percent of net sales for the six month period ended September 30, 2000. The growth of net sales has allowed us to achieve increases in gross margins even after factoring in the generally lower net margins associated with robotic products, particularly MECS robots and substrate management systems. However, through the combination of improved absorption of the indirect manufacturing costs due to increased volume and continued cost reduction efforts, to reduce direct manufacturing costs, the negative impact on overall gross margin has been minimized. We intend to attempt to improve gross margins as a percentage of net sales in the future, through further reductions of direct manufacturing costs and increased leverage of indirect manufacturing costs through higher volume. But, continued customer demands for price reductions and other competitive influences will most likely cause gross margins to remain similar, under similar levels of business. However, if our net sales decrease from the current levels, there can be no assurance that we can maintain these levels of gross margin.

   Research and Development. Research and development expenses increased 143.5 percent from $4.5 million for the three month period ended September 30, 1999, to $10.9 million for the three month period ended September 30, 2000. Research and development expenses increased 136.7 percent from $8.7 million for the six month period ended September 30, 1999, to $20.6 million for the six month period ended September 30, 2000. Research and development expenses decreased as a percentage of net sales from 11.0 percent for the three month period ended September 30, 1999 to 8.5 percent for the three month period ended September 30, 2000. Research and development expenses decreased as a percentage of net sales from 12.8 percent for the six month period ended September 30, 1999 to 8.2 percent for the six month period ended September 30, 2000. The increase in research and development expense is the result of increased spending to support our new SMIF-300 product series, Plus Portal and transport product technologies. We increased spending for continuing product enhancements, additions to our 200mm product line, additional product development and enhancement activities related to our acquisitions of Hine Design Incorporated, PST and MECS. The decrease in research and development expenses as a percentage of net sales for the comparative three and six month periods is due primarily to our net sales increasing at a higher rate than the increase in spending for research and development activities. We expect that our research and development expenses may increase in future periods, but will fluctuate as a percentage of net sales.

   Selling, General and Administrative. Selling, general and administrative expenses increased 96.0 percent from $11.7 million for the three month period ended September 30, 1999, to $23.0 million for the three month period ended September 30, 2000. Selling, general and administrative expenses increased 97.9 percent from $22.5 million for the six month period ended September 30, 1999, to $44.4 million for the six month period ended September 30, 2000. The inclusion of selling, general and administrative activities of PAT and MECS, both acquired after June 30, 1999, has increased selling, general and administrative expenses by approximately $1.7 million for the quarter ended

September 30, 2000 and $3.7 million for the six month period ended September 30, 2000, over the comparable periods in 1999. Employee headcount in selling, general and administrative activities since September 30, 1999 has increased from 448 to 772 employees as of September 30, 2000. This increase was necessary to support increased marketing efforts, expansions in sales and other functional areas of our operations driven by the increase in our net sales. The increase in our headcount has also resulted in increased facility costs to accommodate the additions to our work force. Additionally, sales commission expense and incentive based compensation and bonuses increased due to higher net sales and improved profitability. Selling, general and administrative expenses decreased as a percentage of net sales from 28.8 percent for the three month period ended September 30, 1999 to 18.1 percent for the three month period ended September 30, 2000 and have decreased as a percentage of net sales from 33.1 percent for the six month period ended September 30, 1999 to 17.7 percent for the six month period ended September 30, 2000. The decrease in selling, general and administrative expenses as a percentage of net sales is due primarily to net sales growing at a much higher rate than the increase in spending in selling, general and administrative activities. We expect that selling, general and administrative expenses may increase in future periods, although the spending may vary as a percentage of net sales.

   Goodwill Amortization. The purchase price allocations associated with certain of our acquisitions have resulted in the assignment of amounts to intangible assets related to the existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These amounts are being amortized over periods ranging from three to fourteen years. Goodwill amortization expense was $1.4 million and $3.1 million for the three and six month periods ended September 30, 2000, respectively. Goodwill amortization expense was $0.6 million and $1.2 million for the three and six month periods ended September 30, 1999, respectively. During the three and six-month periods ended September 30, 2000, goodwill amortization expense increased by approximately $0.8 million and $1.8 million, respectively, over the same periods last year due primarily to the amortization of the goodwill associated with the acquisition of MECS in March 2000.

   Other Income (expense), Net. Other income (expense), net, includes interest income, interest expense, royalty income and foreign exchange gain and loss, which has not been material. Other income (expense), net, increased from $0.3 million for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000. Other income (expense), net, increased from $0.3 million for the six months ended September 30, 1999 to $3.0 million for the six months ended September 30, 2000. Other income (expense), net increased during both the three and six months ended September 30, 2000 due to an increase in interest income earned on higher weighted average investment balances. Our average cash, cash equivalents and short-term investments balance for the six months ended September 30, 1999 was approximately $33.2 million, compared to $111.3 million for the six months ended September 30, 2000. Interest income increased from approximately $0.4 million and $0.7 million during the three and six month periods ended September 30, 1999 to approximately $1.3 million and $2.8 million during the three and six month periods ended September 30, 2000. Our average short-term and long-term debt balance increased from $2.5 million for the six months ended September 30, 1999 to $27.8 million for the six months ended September 30, 2000, due to debt assumed in our acquisition of MECS in March 2000. Interest expense was approximately $0.2 million and $0.3 million during the three and six month periods ended September 30, 2000, respectively.

   Provision (Benefit) for Income Taxes. We reported a provision for income taxes of $8.9 million and $17.6 million for the three and six month periods ended September 30, 2000, respectively, representing an annual effective income tax rate of approximately 35.0 percent. We reported a provision for income taxes of $0.6 million and a (benefit) for income taxes of ($0.8) million, representing an annual effective income tax rate of approximately 34.0 percent for the three and six month periods ended September 30, 1999. The provision (benefit) for income taxes is attributable to federal, state and foreign taxes. The annual effective income tax rate for the three and six month periods ended September 30, 2000 reflects the benefits of tax free interest income, net operating loss carryforwards, research and development tax credits and a deduction related to our foreign sales corporation. Additionally, the current annual effective income tax rate reflects the benefit of the release of a valuation allowance related to deferred benefits previously reserved for, related to the utilization of net operating losses of PST, due to uncertainty as to the ability of PST to generate future taxable income. Conversely, the annual effective income tax rate for the three and six month periods ended September 30, 2000 has adversely been effected due to the effects of a non-deductible charge of approximately $1.8 million related to the amortization of intangible assets primarily related to the acquisition of MECS in March 2000, and foreign income and withholding taxes in excess of the statutory rates. Absent the amortization charges, the annual effective income tax rate would have been 33.6 percent. For the three and six month periods ended September 30, 1999, the provision (benefit) for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates and the lack of any foreign sales corporation benefit due to net operating losses and limitations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

   Although we operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar therefore reducing the foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. We cannot anticipate with certainty the effect of inflation on our operations. To date, inflation has not had a material impact on our net sales or results of operations, however, with the industry's upturn currently underway; labor markets are tightening thus putting upward pressure on current labor costs. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. Our investment portfolio consists of short-term, fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. To date, the change in interest rate markets has not had a material impact on our results of operations or the market value of our investments. Our foreign currency risk, inflation risk and/or interest rate risk may have a material impact on our financial position, results of operations or cash flow in the future.

                         PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         In October 1996, we filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to the Company's SMART Traveler System. We amended our Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. Our Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that we had violated federal antitrust laws and engaged in unfair competition. We denied these allegations. In May 1998, We and Empak stipulated to a dismissal, without prejudice, of their respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted us motion for reconsideration in the sense that it considered the merits of the our arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. On October 16, 2000, we filed an appeal with the United States Court of Appeals for the Federal Circuit and are currently awaiting a ruling.


Item 4.  Submission of Matters to a Vote of Security Holders

         Our annual meeting of shareholders was held on September 1, 2000 for the purpose of: (1) electing directors to the Company's Board of Directors to serve a one-year term expiring on the date of the Company's 2001 annual meeting of the shareholders and until his successor is elected and qualified; (2) to approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 300,000,000 shares; (3) to ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending March 31, 2001 and (4) to transact such other business as may have properly come before the meeting or any adjournment or postponement thereof. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management's solicitations. The final vote on the proposals were recorded as follows:

      Proposal 1:
      ----------

      Mihir Parikh was elected to the board of directors for a one-year term with 28,512,676 votes for and 569,739 votes against.

      P. Jackson Bell was elected to the board of directors for a one year term with 28,516,832 votes for and 565,583 votes against.

      Stanley Grubel was elected to the board of directors for a one-year term with 28,549,332 votes for and 533,083 votes against.

      Tsuyoshi Kawanishi was elected to the board of directors for a one-year term with 28,550,531 votes for and 531,884 votes against.

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

      Robert A. McNamara was elected to the board of directors for a one-year term with 28,555,082 votes for and 527,333 votes against.

      Ashok K. Sinha was elected to the board of directors for a one-year term with 28,555,091 votes for and 527,324 votes against.

      Walter K. Wilson was elected to the board of directors for a one-year term with 28,553,744 votes for and 528,671 votes against.

      Proposal 2:
      ----------

      To approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 300,000,000 shares

                                                      BROKERED
          "FOR"        "AGAINST"       "ABSTAIN"     "NON-VOTES"
          -----        ---------       ---------     -----------
       16,130,563      12,919,233       32,619            -

      Proposal 3:
      ----------

      The selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 2000 was ratified by the following vote:

                                                      BROKERED
          "FOR"        "AGAINST"       "ABSTAIN"     "NON-VOTES"
          -----        ---------       ---------     -----------
       29,010,288       42,346          29,781            -



Item 6.  Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 27.1  Financial Data Schedule

           (b)   Form 8-K

                 A Form 8-K/A was filed on September 25, 2000, related to the second phase of an acquisition of MECS Corporation by the Company.

                                  SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ASYST TECHNOLOGIES, INC.



Date:   November 14, 2000                 By: /s/ Douglas J. McCutcheon
     --------------------------              ----------------------------
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

      27.1            Financial Data Schedule