Form 10-Q
period 2000-12-31
ASYST TECHNOLOGIES INC /CA/
filed 2001-02-13
CIK 909326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ---
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

                                      OR

         ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                        Commission File number 0-22114

                           ASYST TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)



            California                                    94-2942251
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    identification No.)


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

                                 Yes X       No ____
                                    ---

The number of shares of the registrant's Common Stock, no par value, outstanding as of January 26, 2001 was 32,501,997.

--------------------------------------------------------------------------------

                           ASYST TECHNOLOGIES, INC.


                                     INDEX


Part I.    Financial Information                                                 Page No.
           ---------------------                                                 --------
           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets --
                           December 31, 2000 and March 31, 2000                        3

                      Condensed Consolidated Statements of Operations -
                           Three Months Ended December 31, 2000 and
                           December 31, 1999 and Nine Months Ended
                           December 31, 2000 and December 31, 1999                     4

                      Condensed Consolidated Statements of Cash Flows --
                           Nine Months Ended December 31, 2000 and
                           December 31, 1999                                           5

                      Notes to Condensed Consolidated Financial
                           Statements                                                  6

           Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                        11

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk      16


Part II.   Other Information
           -----------------

           Item 1.    Legal Proceedings                                               17

           Item 6.    Exhibits and Reports on Form 8-K                                17

Signatures
----------

                        PART I - FINANCIAL INFORMATION

Item 1  -  Financial Statements

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                               December 31,        March 31,
                                                                   2000              2000
                                                               ------------       ----------
                                                               (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                 $   46,285       $   12,638
      Short-term investments                                        54,550           93,450
      Accounts receivable, net                                     106,515           74,278
      Inventories                                                   93,890           49,482
      Deferred tax asset                                            18,196           20,501
      Prepaid expenses and other current assets                     20,757           15,368
                                                                ----------       ----------

           Total current assets                                    340,193          265,717
                                                                ----------       ----------

Property and equipment, net                                         34,154           27,312
Intangible assets and other assets, net                             34,924           36,171
                                                                ----------       ----------

                                                                $  409,271       $  329,200
                                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                         $      461       $    5,285
      Short-term loans                                              25,953           22,816
      Accounts payable                                              46,386           38,638
      Accrued liabilities                                           24,074           14,294
      Customer deposits                                              7,702            8,144
      Income taxes payable                                          14,311            4,990
      Other current liabilities                                      1,008               --
                                                                ----------       ----------

           Total current liabilities                               119,895           94,167
                                                                ----------       ----------

Long-term liabilities:
      Long-term debt, net of current portion                           720              910
      Other long-term liabilities                                      480            1,017
                                                                ----------       ----------

           Total long-term liabilities                               1,200            1,927
                                                                ----------       ----------

Shareholders' equity:
      Common stock                                                 249,686          240,594
      Retained earnings (accumulated deficit)                       38,490           (7,488)
                                                                ----------       ----------

           Total shareholders' equity                              288,176          233,106
                                                                ----------       ----------

                                                                $  409,271       $  329,200
                                                                ==========       ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited; dollars in thousands, except per share amounts)

                                                             Three Months Ended               Nine Months Ended
                                                                December 31,                    December 31,
                                                       -------------------------------  ------------------------------
                                                           2000            1999             2000            1999
                                                       -------------   --------------   -------------   --------------
Net sales                                               $  127,439       $   63,816      $  378,033      $  131,598
Cost of sales                                               70,451           34,505         205,514          72,672
                                                        ----------       ----------      ----------      ----------

Gross profit                                                56,988           29,311         172,519          58,926
                                                        ----------       ----------      ----------      ----------

Operating expenses:
  Research and development                                  12,042            5,298          32,614          13,989
  Selling, general & administrative                         24,237           15,333          68,672          37,814
  Non-recurring charges                                         --               --              --           4,000
  Intangible asset amortization                              1,336              676           4,404           1,880
                                                        ----------       ----------      ----------      ----------

      Total operating expenses                              37,615           21,307         105,690          57,683
                                                        ----------       ----------      ----------      ----------

Operating income                                            19,373            8,004          66,829           1,243
Other income, net                                              469              803           3,429           1,088
                                                        ----------       ----------      ----------      ----------

Income before provision for income taxes                    19,842            8,807          70,258           2,331
Provision for income taxes                                   6,724            2,966          24,280           2,124
                                                        ----------       ----------      ----------      ----------

Net income                                              $   13,118       $    5,841      $   45,978      $      207
                                                        ==========       ==========      ==========      ==========

Basic earnings per share                                $     0.40       $     0.20      $     1.42      $     0.01
                                                        ==========       ==========      ==========      ==========
Diluted earnings per share                              $     0.39       $     0.18      $     1.32      $     0.01
                                                        ==========       ==========      ==========      ==========

Shares used in the per share calculation:
     Basic earnings per share                               32,416           28,964          32,295          26,358
                                                        ==========       ==========      ==========      ==========
     Diluted earnings per share                             33,937           32,722          34,718          29,312
                                                        ==========       ==========      ==========      ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                                           Nine Months Ended
                                                                                             December 31,
                                                                                      ---------------------------
                                                                                          2000             1999
                                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $  45,978        $      207

     Adjustments to reconcile net income to net cash provided (used) by operating activities:

           Depreciation and amortization                                                 11,176             5,527
           Adjustment to conform year end of pooled company                                  --            (2,290)
           Change in provision for doubtful accounts                                      1,661               (75)
           Shares issued for compensation                                                   188                --
           Tax benefit associated with employee option plans                              4,616                --
           Purchased in-process research and development of acquired business                --             4,000
     Changes in current assets and liabilities, net of acquisitions:
               Accounts receivable                                                      (33,898)          (30,325)
               Inventories                                                              (44,408)          (15,233)
               Prepaid expenses and other current assets                                 (5,389)           (3,569)
               Deferred tax asset                                                         6,099             3,171
               Other asset, net                                                          (2,701)              263
               Accounts payable                                                           7,747            17,523
               Accrued liabilities and other current liabilities                         11,960             3,276
               Customer deposits                                                           (442)            1,715
               Income taxes payable                                                       9,321                 9
                                                                                     ----------        ----------
                   Net cash provided (used) by operating activities                      11,908           (15,801)
                                                                                     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of short-term investments                                                 (67,500)         (120,388)
     Sale of short-term investments                                                     106,400           138,586
     Purchase of property and equipment                                                 (13,340)           (6,615)
     Increase in other assets                                                                --            (2,974)
     Cash used in the acquisition of Palo Alto Technologies, Inc.                            --            (4,639)
     Cash used to purchase additional interest in MECS Corporation                       (3,095)               --
                                                                                     ----------        ----------
                   Net cash provided by investing activities                             22,465             3,970
                                                                                     ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net principal payments on current and long-term debt                                (5,014)          (10,066)
     Issuance of common stock                                                             4,288           110,806
                                                                                     ----------        ----------
                   Net cash (used) provided by financing activities                        (726)          100,740
                                                                                     ----------        ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    33,647            88,909

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           12,638             6,382
                                                                                     ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   46,285        $   95,291
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

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION:

     The condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (the "Company"), a California corporation, and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. On June 2, 1999, the Company acquired Progressive System Technologies, Inc. ("PST") in a transaction accounted for using the pooling of interests accounting method. Accordingly, the restated condensed consolidated financial statements of the Company give retroactive effect to the merger with PST. All material intercompany transactions have been eliminated.

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

   Short-term Investments and Cash Equivalents

     As of December 31, 2000 and March 31, 2000, the Company's short-term investments consisted of liquid debt investments with maturities, at the time of purchase, of one year or less and will remain classified as such until such time they are subsequently sold and converted to cash. Cash equivalents are short-term investments with maturities of less than 90 days from the balance sheet date. At December 31, 2000, cash equivalents of $26.7 million were classified as cash and cash equivalents on the balance sheet. All such investments have been classified as "available-for-sale" and are carried at fair value, with unrealized holding gains and losses (which have not been material to date), net of taxes reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three months and nine months in the periods ended December 31, 2000. The cost of investments sold is based on specific identification. The Company does not intend to hold any individual securities for greater than one year.

   Short-term investments and cash equivalents by security type consist of the following (dollars in thousands):


                                                                                                    Cost / Fair Value
                                                                                            -------------------------------
                                                                                             December 31,        March 31,
                                                                                                 2000              2000
                                                                                            --------------      -----------
                                                                                              (unaudited)
   Debt securities issued by states of the United States and political subdivisions
        of the states                                                                         $      9,500      $    25,650
   Corporate debt securities                                                                        71,750           67,684
   Foreign equity securities                                                                            --              116
                                                                                              ------------      -----------
            Total                                                                             $     81,250      $    93,450
                                                                                              ============      ===========

   Supplemental Statements of Cash Flows Disclosure

     Cash paid for interest and domestic and foreign income taxes was as follows (unaudited; dollars in thousands):

                                                                                                              Nine Months Ended
                                                                                                                 December 31,
                                                                                                    --------------------------------
                                                                                                           2000             1999
                                                                                                    ----------------  --------------
       Interest...........................................................................          $        453        $      167
       Income taxes.......................................................................          $      4,726        $       35

   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (dollars in thousands):

                                                                                                     December 31,        March 31,
                                                                                                         2000               2000
                                                                                                    ----------------  --------------
                                                                                                      (unaudited)
       Raw materials......................................................................          $     60,595        $   33,432
       Work-in-process and finished goods.................................................                33,295            16,050
                                                                                                    ------------        ----------
           Total                                                                                    $     93,890        $   49,482
                                                                                                    ============        ==========

   Intangible Assets and Other Assets

     Intangible assets and other assets, net consisted of the following (dollars in thousands):

                                                                                                      December 31,       March 31,
                                                                                                          2000             2000
                                                                                                    ---------------  ---------------
                                                                                                      (unaudited)
       Intangible assets .................................................................          $     29,977        $   33,025
       Other assets.......................................................................                 4,947             3,146
                                                                                                    ------------        ----------
           Total                                                                                    $     34,924        $   36,171
                                                                                                    ============        ==========

     The realizability of intangible assets, which are included in intangible assets and other assets, net, in the accompanying condensed consolidated balance sheets, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. The analyses involve a significant level of management judgment in order to evaluate the ability of the Company to perform within projections.

   Provision for Income Taxes

     The provision for income taxes is attributable to federal, state and foreign taxes. The annual effective income tax rate for the three and nine month periods ended December 31, 2000 reflect the benefits of tax free interest income, research and development tax credits and a deduction related to the Company's foreign sales corporation. Additionally, the current annual effective income tax rate reflects the benefit of the release of a valuation allowance related to deferred benefits previously reserved for, related to the utilization of net operating losses of PST, due to uncertainty as to the ability of PST to generate future taxable income. Conversely, the annual effective income tax rate for the three and nine month periods ended December 31, 2000 has adversely been effected due to the effects of a non-deductible charges of approximately $0.8 million and $2.6 million, respectively. These non-deductible charges are related to amortization of certain intangible assets, primarily the excess cost assets related to the acquisition of MECS Corporation ("MECS"). In addition, the annual effective tax rate for the periods was adversely impacted by foreign income and withholding taxes in excess of the statutory rates. For the three and nine month periods ended December 31, 1999, the provision for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates and the lack of any foreign sales corporation benefit due to net operating losses and limitations.

   Earnings Per Share

     Earnings per share has been reported based upon Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of dilutive common equivalent shares outstanding. Dilutive common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, warrants and redeemable convertible preferred stock, using the treasury stock method.

     The following table sets forth the calculation of basic and diluted earnings per share (unaudited; in thousands, except per share amounts):

                                                                         Three Months Ended                Nine Months Ended,
                                                                            December 31,                      December 31,
                                                                   ------------------------------    ------------------------------
                                                                           2000         1999               2000            1999
                                                                   ---------------  -------------    --------------  --------------
     Basic earnings per share:
        Net income................................................    $  13,118      $  5,841        $   45,978       $     207
                                                                      ---------      --------        ----------       ---------
        Weighted average common shares............................       32,416        28,964            32,295          26,358
                                                                      ---------      --------        ----------       ---------

                     Basic earnings per share.....................    $    0.40      $   0.20        $     1.42       $    0.01
                                                                      =========      ========        ==========       =========

     Diluted earnings per share:
        Net income................................................    $  13,118      $  5,841        $   45,978       $     207
                                                                      ---------      --------        ----------       ---------
        Weighted average common shares............................       32,416        28,964            32,295          26,358
        Weighted average common share equivalents:
          Options.................................................        1,521         3,758             2,423           2,954
                                                                      ---------      --------        ----------       ---------
        Diluted weighted average common shares....................       33,937        32,722            34,718          29,312
                                                                      ---------      --------        ----------       ---------

                     Diluted earnings per share...................    $    0.39      $   0.18        $     1.32       $    0.01
                                                                      =========      ========        ==========       =========

   Comprehensive Income

     In 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1999, requires companies to report a new measure of income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. The Company has not had any such material transactions or events during the periods and therefore comprehensive income is the same as the net income reported in the condensed consolidated financial statements.

   New Accounting Pronouncement

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the effect SFAS No. 133 will have on its financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission ( the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, it is expected that SAB No. 101 would result in a change from the established practice in many industries of recognizing revenue at the time of shipment of a system, and instead delay a portion of the revenue recognition until the time of installation or customer acceptance. In late 2000, the SEC issued its clarification of SAB No. 101 in the form of Frequently Asked Questions and Answers (FAQ) to assist in implementation of SAB No. 101. Revenue that does not meet the criteria for SAB No. 101 will be deferred until all of the criteria are met. We will be required to adopt SAB No. 101 in the fourth quarter of 2001 with any impact being recorded as a cumulative effect of a change in accounting in the first quarter of 2001 and the interim periods of 2001 restated if necessary. The Company has not yet determined the effect of SAB No. 101 will have on its financial position, results of operations or cash flow.

REPORTABLE SEGMENTS:

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. SFAS No. 131 designates the internal organization that is used by management for making decisions, evaluating performance and allocating resources of the enterprise as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not impact the results of operations or financial position but did affect the disclosures of segment information.

     The Company offers a family of products and related services to provide a front-end automation and isolation system for wafer handling in semiconductor manufacturing facilities. All of the Company's activities are aggregated into a single operating segment. As a result, no operating segment information is required.

     Net sales by geography were as follows (unaudited; dollars in millions):

                                                  Three Months Ended                 Nine Months Ended
                                                      December 31,                      December 31,
                                              ---------------------------       ---------------------------
                                                 2000             1999             2000              1999
                                              ----------       ----------       ----------        ---------
     United States........................    $  49.3          $  25.2         $  142.4           $  54.8
     Taiwan...............................       25.3             23.3             84.4              44.2
     Japan................................       31.8              7.4             74.2              18.2
     Singapore............................        5.1              5.3             24.6               9.6
     Europe...............................        9.5              2.2             28.7               4.4
     Malaysia.............................        0.6              0.0             15.6               0.0
     People's Republic of China...........        4.5              0.0              4.5               0.0
     Korea................................        1.3              0.4              3.6               0.4
                                              -------          -------         --------           -------

         Total............................    $ 127.4          $  63.8         $  378.0           $ 131.6
                                              =======          =======         ========           =======


     The net sales by product or service categories comprising the Company's net sales were as follows (unaudited; dollars in millions):

                                                  Three Months Ended                 Nine Months Ended
                                                      December 31,                      December 31,
                                              ---------------------------       ---------------------------
                                                 2000             1999             2000              1999
                                              ----------       ----------       ----------        ---------
     SMIF Systems.........................    $  79.9          $  50.5          $ 251.8           $  97.2
     Non-SMIF Systems.....................       11.3              2.9             22.9               8.6
     SMART Traveler Systems...............        8.7              4.3             31.8               8.8
     Robotics.............................       23.1              3.5             57.3              10.1
     Services & other.....................        4.4              2.6             14.2               6.9
                                              -------          -------          -------           -------

         Total............................    $ 127.4          $  63.8          $ 378.0           $ 131.6
                                              =======          =======          =======           =======

ACQUISITION OF MECS CORPORATION:

     During the year ended March 31, 2000, the Company acquired a 78.6 percent ownership interest of MECS, a Japan based manufacturer of robotic systems used to automate sophisticated semiconductor and flat panel display manufacturing equipment. In the quarter ended September 30, 2000, the Company had purchased an additional 12.9 percent interest in MECS in exchange for $3.1 million in cash. On October 1, 2000, the Company merged Asyst Japan Inc. into MECS for additional shares of MECS. As a result, as of December 31, 2000, the Company owns approximately 95.3 percent of the common stock of MECS. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of MECS operations have been combined with those of the Company's since the date a majority interest was acquired on March 23, 2000.

     In connection with the acquisition, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. Approximately $22.5 million of the purchase price was assigned to intangible assets related to existing product technology, the assembled workforce and the excess of purchase price over the net assets acquired. These intangible assets are being amortized over a seven year period. In December 2000, the Company reduced the carrying value of the intangible assets by $3.8 million because it has determined that a deferred tax asset related to tax loss carryforwards that had been fully reserved at the date of acquisition was deemed recoverable. As of December 31, 2000, charges for amortization of the intangible assets have been approximately $2.5 million. Management believes that the unamortized balance of these assets ($16.2 million at December 31, 2000) which is included in intangible assets and other assets, net, in the accompanying consolidated balance sheets, is recoverable. In addition, approximately $0.9 million of the purchase price was assigned to in-process research and development. Because there was no assurance that the Company would be able to successfully complete the development of MECS products or that the technology had any alternative future use, such in-process research and development was charged as an expense in fiscal year 2000.

     The following pro-forma consolidation results of operations are presented as if the acquisition of MECS had been made at April 1, 1998 (unaudited; dollars in thousands, except per share amounts).

                                                           Nine Months Ended
                                                               December 31,
                                                         ---------------------
                                                            2000        1999
                                                         ---------   ---------
Net sales..............................................  $ 378,033   $ 174,679
Net income (loss) .....................................     45,978      (1,516)
Basic earnings (loss) per share........................       1.42       (0.06)
Diluted earnings (loss) per share......................       1.32       (0.06)


ACQUISITION OF ADVANCED MACHINE PROGRAMMING AND SEMIFAB, INC.:

In December 2000, the Company entered into definitive letters of agreement to acquire all of the shares of Advanced Machine Programming, or AMP, and Semifab, Inc., or Semifab, both privately held companies for approximately $24 million in cash and an estimated 2.5 million shares of the Company. AMP is a precision machining and assembly firm. The purchase price of AMP consists of approximately $19 million of cash and 1.1 million shares of the Company. Semifab is a provider of process environmental-control systems and contract manufacturing services. The purchase price of Semifab consists of approximately $5 million in cash and
1.4 million shares of the Company. The acquisition of AMP closed on February 2, 2001 and the acquisition of Semifab is expected to close by the end of February 2001.

RELATED PARTY TRANSACTIONS:

     At December 31, 2000, the Company held four notes receivable, with balances totaling $1,200,000 from one senior executive officer (two notes) and two other officers of the Company. At March 31, 2000, the Company held four notes receivable, with balances totaling $1,250,000, from one senior executive officer (two notes), one former senior executive officer and one other officer of the Company. All of the loans resulted from advances made to these individuals to assist in their relocation to California. The notes bear interest rates that range from zero percent to 10.0 percent per annum and are fully secured by second deeds of trust on real property, as well as, other pledged securities of the Company owned by the individuals. During the year ended March 31, 2000, the Company, in accordance with provisions of the note forgave a note receivable for $168,750 from a former senior executive officer. In April 2000, that same former executive officer repaid an additional $200,000 on another note. In July 2000, an officer repaid $250,000 on a note that was issued in February 2000. The four remaining notes outstanding as of December 31, 2000 mature in May 2002, January 2004, March 2005 and May 2005, respectively.

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

 .    pressure from competitors;

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

     In June 1999, we acquired all of the shares of Progressive System Technologies, Inc., or PST, which manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition was accounted for as a pooling of interests. Accordingly, our consolidated financial statements for all periods presented have been restated to include the financial statements of PST.

     In August 1999, we acquired all of the shares of Palo Alto Technologies, Inc., or PAT, which develops continuous flow transport systems for use in semiconductor manufacturing facilities. The transaction was accounted for as a purchase.

     In October 1999, March 2000, June 2000 and September 2000, we purchased approximately 9.9 percent, 68.7 percent 4.4 percent and 8.5 percent, respectively, of the common stock of MECS Corporation, or MECS, a Japanese engineering and robotics manufacturing company. In October 2000, we merged Asyst Japan Inc. into MECS for additional shares of MECS increasing our ownership interest to approximately 95.3 percent of the common stock of MECS. The transactions were accounted for as a purchase.

     In December 2000, we entered into definitive agreements to acquire all of the shares of Advanced Machine Programming, Inc., or AMP, and Semifab, Inc., or Semifab, both privately held companies. AMP is a precision machining and assembly firm. Semifab is a provider of process environmental-control systems and contract manufacturing services. The acquisition of AMP closed on February 2, 2001 and the acquisition of Semifab is expected to close by the end of February 2001.

     During our fiscal 2000, we benefited from increased capital expenditures by semiconductor manufacturers worldwide driven by current and anticipated growing demand for semiconductor devices. Our net sales increased by over 40 percent in each quarter of our fiscal year 2000. Quarter over quarter sequential growth of our net sales has slowed dramatically during the nine months ended December 31, 2000. Our sequential growth pattern was 32 percent for the first quarter of fiscal year 2001, 3 percent for the second quarter of fiscal year 2001 and 0.4 percent for the third quarter of fiscal year 2001. However, our acquisition of MECS Corporation in late March 2000 accounted for approximately 13 percent of the sequential growth in the first quarter. In addition, our margins were negatively impacted in the quarter ended December 31, 2000, because of the increased proportion of our net sales coming from lower margin robotic and substrate management systems and product mix changes in our SMIF family of products from 200mm products to less mature 300mm products. We have seen fewer orders from new 200mm facilities over the last two quarters in response to slowing worldwide demand for semiconductor devices. Given the decline in the growth rate of the United States' economy during the quarter ended December 31, 2001, and its potential impact on the economies of the rest of the world, we believe that semiconductor manufacturers will significantly reduce commitments to new production capacity and it is likely that semiconductor manufacturers will reduce capacity expansion efforts. In fact, several companies have already announced reduced or delayed capital expenditure plans during the next twelve months in response to slowing demand for semiconductor devices.

Three and Nine Months Ended December 31, 2000 and 1999

     The following table sets forth the percentage of net sales represented by consolidated statements of operations data for the periods indicated:

                                                            Three Months Ended       Nine Months Ended
                                                               December 31,            December 31,
                                                            --------------------------------------------
                                                              2000        1999        2000        1999
                                                            --------    --------    --------    --------
          Net sales....................................      100.0%      100.0%      100.0%      100.0%
          Cost of sales................................       55.3        54.1        54.4        55.2
                                                            ------     -------     -------     -------
                Gross profit...........................       44.7        45.9        45.6        44.8
                                                            ------     -------     -------     -------
          Operating expenses:
            Research and development...................        9.5         8.3         8.6        10.6
            Selling, general and administrative........       19.0        24.0        18.2        28.8
            Non-recurring charges......................         --          --          --         3.0
            Goodwill amortization......................        1.0         1.1         1.1         1.4
                                                            ------     -------     -------     -------
                Total operating expenses...............       29.5        33.4        27.9        43.8
                                                            ------     -------     -------     -------
                Operating income ......................       15.2        12.5        17.7         1.0
          Other income, net............................        0.4         1.3         0.9         0.8
                                                            ------     -------     -------     -------
          Income before provision for income taxes.....       15.6        13.8        18.6         1.8
          Provision for income taxes...................        5.3         4.6         6.4         1.6
                                                            ------     -------     -------     -------
          Net income ..................................       10.3%        9.2%       12.2%        0.2%
                                                            ======     =======     =======     =======

Results of Operations

     Net Sales. Net sales increased 99.7 percent from $63.8 million for the quarter ended December 31, 1999, to $127.4 million for the quarter ended December 31, 2000. Net sales increased 187.2 percent from $131.6 million for the nine month period ended December 31, 1999, to $378.0 million for the nine month period ended December 31, 2000. Both the three and nine month net sales amounts for the period ended December 31, 2000, are record level net sales for us. The acquisition of MECS at the end of fiscal year 2000 has contributed $10.3 million in net sales for the three month period ended December 31, 2000 and $34.4 million in net sales for the nine month period ended December 31, 2000. Absent our acquisition of MECS, our net sales would have increased 56.8 percent and 161.1 percent for the three and nine month periods ended December 31, 2000 over the same periods in the prior fiscal year.

     Capital spending by the semiconductor industry grew rapidly in our fiscal year ended March 31, 2000, fueling over 40 percent sequential growth in net sales in each quarter of that fiscal year, and continued through the first quarter of the current fiscal year. We believe that this capital spending has slowed substantially during the last two quarters. We believe that decreased worldwide demand for semiconductor devices as well as absorption of the increased semiconductor manufacturing capacity during the last eighteen months are the major factors for the slowing capital expenditures by those manufacturers. We believe that the recent slow down in the United States' economy and its potential impact on other economies of the world will continue to reduce demand for semiconductor devices which will lead to further reductions in capital spending by semiconductor manufacturers.

     During the three and nine months ended December 31, 2000, we have experienced cancellations and delays of customer orders at higher levels than we had experienced over the prior seven quarters. Given the cyclical nature of the semiconductor industry, as well as current industry conditions, cancellations or delays of customer orders may increase.

     International sales by region for the nine months ended December 31, 2000 and 1999, are summarized as follows (unaudited; dollars in millions):

                                        Nine Months Ended                Nine Months Ended
                                        December 31, 2000                December 31, 1999
                                    --------------------------      ----------------------------
                Geographic                          Percentage                        Percentage
                  Region                                of                                of
                                     Net Sales      Net Sales        Net Sales        Net Sales
     -----------------------------  ------------  ------------      -----------     ------------
     Taiwan                            $ 84.4         22.3%             $ 44.2            33.6%
     Japan                               74.2         19.6                18.2            13.9
     Singapore                           24.6          6.5                 9.6             7.3
     Europe                              28.7          7.6                 4.4             3.3
     Malaysia                            15.6          4.1                  --              --
     People's Republic of  China          4.5          1.2                  --              --
     Korea                                3.6          1.0                 0.4             0.3
                                       ------         ----              ------            ----
                                       $235.6         62.3%             $ 76.8            58.4%
                                       ======         ====              ======            ====

     Our international net sales for the nine months ended December 31, 2000 have increased by $158.8 million or 206.8 percent over the nine month period ended December 31, 1999. The acquisition of MECS accounts for $34.4 million or
21.7 percent of the increase. In addition, we had substantial increases in all of the countries we had customers in during fiscal year 2000, particularly Europe, Singapore and Japan, excluding MECS, and we benefited from new customers in Malaysia and the People's Republic of China. While our sales in Taiwan increased 91 percent in the nine months ended December 31, 2000 over the nine months ended December 31, 1999, sales to Taiwan as a percentage of net sales decreased. We believe this occurred because our customers in Taiwan added manufacturing capacity earlier than our other customers as the industry came out of its last slump in the fourth quarter of fiscal year 1999. During the three months ended December 31,2000, Taiwan net sales dropped from $26.0 million in the preceding quarter to $25.3 million in the current quarter. This is the first sequential quarter decrease in Taiwan net sales in the last seven quarters.

     International sales comprised 60.5 percent of our net sales for the three months ended December 31, 1999 and 61.3 percent of our net sales for the three months ended December 31, 2000. International sales for the quarter ended September 30, 2000 were 63.6 percent of net sales. The 2.3 percent drop in international sales as a percent of our net sales compared to this quarter occurred primarily because of the shift in our net sales from end users to original equipment manufacturers, or OEMs, many of which are in the United States. Net sales to OEMs comprised 47 percent of our net sales in the quarter ended December 31, 2000 compared to 43 percent of our net sales in the quarter ended September 30, 2000. This shift is due to an increased proportion of robotic sales as a percent of total net sales in the quarter and the adoption of our PlusPortal product by more of our OEM customers. Both of these products are primarily OEM products.

     Gross Margin. Gross margin decreased from 45.9 percent of net sales for the three month period ended December 31, 1999, to 44.7 percent of net sales for the three month period ended December 31, 2000. Gross margin increased from 44.8 percent of net sales for the nine month period ended December 31, 1999, to 45.6 percent of net sales for the nine month period ended December 31, 2000. The acquisition of MECS has had a negative impact on our gross margins. When we acquired MECS, it was operating with gross margins of less than 20 percent on its products. During the nine months ended December 31, 2000, we made substantial improvements in MECS gross margins products by implementing better pricing discipline, engineering cost reductions and product mix changes that favorably impacted margins. In addition, higher net sales and factory utilization at MECS helped improve margins. Nevertheless, the gross margin for MECS is still less than 30 percent. We are continuing our engineering cost reduction efforts and we expect additional gross margin improvements from MECS over the next six months at the current levels of manufacturing. Despite the negative impact of MECS' gross margin on our gross margin, our gross margin was
45.3 percent for the quarter ended June 30, 2000 and 46.9 percent for the quarter ended September 30,2000. The primary reasons for gross margin decrease were a significant shift in the mix of robotic and substrate management systems products that have average lower gross margins than our SMIF family of products and the increased sales of our PlusPortal and 300mm products that are less mature products with lower margins. Our gross margins may continue to be negatively impacted by future changes in product mix, lower net sales volumes or increased price competition.

     Research and Development. Research and development expenses increased 126.4 percent from $5.3 million for the three month period ended December 31, 1999, to $12.0 million for the three month period ended December 31, 2000. Research and development expenses increased 132.9 percent from $14.0 million for the nine month period ended December 31, 1999, to $32.6 million for the nine month period ended December 31, 2000. Research and development expenses increased as a percentage of net sales from 8.3 percent for the three month period ended December 31, 1999 to 9.4 percent for the three month period ended December 31, 2000. Research and development expenses decreased as a percentage of net sales from 10.6 percent for the nine months ended December 31, 1999 to 8.6 percent for the nine month period ended December 31, 2000. The increase in research and development expense is the result of increased spending to support our new SMIF-300 product series, Plus Portal, transport product technologies and robotic products and the impact of the acquisition of MECS and its research and development projects. In addition, we continue to expend research and development resources enhancing our 200mm products. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. We expect that our research and development expenses may increase in future periods and will fluctuate as a percentage of net sales.

     Selling, General and Administrative. Selling, general and administrative expenses increased 58.1 percent from $15.3 million for the three month period ended December 31, 1999, to $24.2 million for the three month period ended December 31, 2000. Selling, general and administrative expenses increased 81.6 percent from $37.8 million for the nine month period ended December 31, 1999, to $68.7 million for the nine month period ended December 31, 2000. Part of the increase in selling, general and administrative spending is directly related to the inclusion of PAT, acquired in August 1999 and MECS, which became a consolidated subsidiary in March 2000. These acquisitions accounted for $1.8 million of the increase in selling, general and administrative spending in the three month period ended December 31, 2000 and $5.3 million for the nine month period ended December 31, 2000. The remaining increases are related to the increases in headcount to support our increased marketing efforts, expansions in sales and other functional areas of our operations driven by the increase in our net sales. The increase in our headcount has also resulted in increased facility costs. Additionally, sales commission expense and incentive based compensation and bonuses increased due to higher net sales and improved profitability. Selling, general and administrative expenses decreased as a percentage of net sales from 24.0 percent for the three month period ended December 31, 1999 and 28.6 percent for the nine month period ended December 31, 2000 to 19.0 percent for the three month period ended December 31, 2000 and 18.2 percent for the nine month period ended December 31, 2000. The decrease in selling, general and administrative expenses as a percentage of net sales is due primarily to net sales growing at a much higher rate than the increase in spending on selling, general and administrative activities. With our net sales having leveled off compared to the immediate preceding quarter, we are undertaking initiatives to institute cost reduction. However, we still expect that selling, general and administrative costs will increase with the affects of the full quarter impact of headcount increases during the just ended quarter and the acquisitions of Semifab and AMP. We expect that selling, general and administrative expenses may increase in future periods, although the spending may vary as a percentage of net sales.

     Goodwill Amortization. The purchase price allocations associated with certain of our acquisitions have resulted in the assignment of amounts to intangible assets related to the existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These amounts are being amortized over periods ranging from three to fourteen years. Goodwill amortization expense was $1.3 million for the three month period ended December 31, 2000 and $4.4 million for the nine period ended December 31, 2000. Goodwill amortization expense was $0.7 million for the three period ended December 31, 1999 and $1.9 million for the nine month period ended December 31, 1999. During the three and nine month periods ended December 31, 2000, goodwill amortization expense increased by approximately $0.6 million and $2.5 million over the same periods last year due primarily to the amortization of the goodwill associated with the acquisition of MECS in March 2000.

     Other Income (expense), Net. Other income (expense), net, includes interest income, interest expense, royalty income and foreign exchange gain and loss. Other income (expense), net, decreased from $0.8 million for the three months ended December 31, 1999 to $0.5 million for the three months ended December 31, 2000. Other income (expense), net, increased from $1.1 million for the nine months ended December 31, 1999 to $3.4 million for the nine months ended December 31, 2000. Other income (expense), net for the three month period ended December 31, 2000 would have increased by $0.5 million over other income (expense), net for the three month period ended December 31, 1999, had we not recognized foreign exchange losses, primarily related to our Japan operations due to the Japanese yen dropping from about 104 yen to the dollar during the prior six months to over 115 yen to the dollar during this quarter. Excluding this foreign exchange expense, our other income (expense), net would have increased by $1.9 million for the nine months ended December 31, 2000 over the same nine month period last year. The actual increase of $1.1 million for the comparative nine month periods was due to higher average cash equivalents and short-term investments during the current nine month period that resulted from the $84.1 million in proceeds of our public offering in November 1999. Future changes in foreign currency exchange rates may seriously harm other income (expense), net.

     Provision for Income Taxes. We reported a provision for income taxes of $6.7 million and $24.3 million for the three month period ended December 31, 2000 and $24.3 million for the nine month period ended December 31, 2000, representing an annual effective income tax rate of approximately 34.6 percent. We reported a provision for income taxes of $2.9 million for the three months ended December 31, 1999 and $2.1 million for the nine month period ended December 31, 1999, representing annual effective income tax rates of approximately 34.0 percent. The provision for income taxes is attributable to federal, state and foreign taxes. The annual effective income tax rates for the three and nine month periods ended December 31, 2000 reflect the benefits of tax free interest income, research and development tax credits and a deduction related to our foreign sales corporation. Additionally, the current annual effective income tax rate reflects the benefit of the release of a valuation allowance related to deferred benefits previously reserved for, related to the utilization of net operating losses of PST, due to uncertainty as to the ability of PST to generate future taxable income. Conversely, the annual effective income tax rate for the three and nine month periods ended December 31, 2000 has adversely been effected due to the effects of a non-deductible charges of approximately $0.8 million and $2.6 million, respectively. These non-deductible charges are related to amortization of certain intangible assets, primarily the excess cost assets related to the acquisition of MECS. In addition, the annual effective tax rate for the three and nine month periods ended December 31, 2000 has adversely been effected due to the effects of a non-deductible charges of approximately $0.8 million and $2.6 million. These non-deductible charges are related to amortization of certain intangible assets, primarily the excess cost assets related to the acquisition of MECS. In addition, the annual effective tax rate for the periods were adversely impacted by foreign income and withholding taxes in excess of the statutory rates. Absent the amortization charges, the annual effective income tax rate would have been 33.4 percent. For the three and nine month periods ended September 30, 1999, the provision for income taxes was impacted by foreign income and withholding taxes in excess of the statutory rates and the lack of any foreign sales corporation benefit due to net operating losses and limitations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     Although we operate and sell products in various global markets, substantially all sales are denominated in the United States dollar, except in Japan, therefore reducing the foreign currency risk. Until the quarter ended December 31, 2000, we had not been significantly impacted by our exposure to foreign currency risks. The acquisition of MECS and an increase in our non-MECS net sales that were invoiced in Japanese yen have increased our exposure. In the quarter ended December 31, 2000, the Japanese yen moved from about 104 yen to the United States dollar to about 115 yen resulting in the recognition of a $0.5 million foreign currency translation loss in that single currency. We had not hedged that exposure. We are currently considering a policy to hedge such exposures in the future to mitigate the impact of movements in currencies in which we have a significant exposure. We cannot anticipate with certainty the effect of inflation on our operations. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. Our investment portfolio consists of short-term, fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. To date, the change in interest rate markets has not had a material impact on our results of operations or the market value of our investments. Our foreign currency risk, inflation risk and/or interest rate risk may seriously harm our business.

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

Item 6.    Exhibits and Reports on Form 8-K

               (a)  Exhibits


               (b)  Form 8-K

                      Current Report on Form 8-K filed December 21, 2000 relating to the acquisitions of Advanced Machine Programming, Inc. and Semifab, Inc.

                                  SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ASYST TECHNOLOGIES, INC.



Date:      February 12, 2001                By:   /s/ Douglas J. McCutcheon
      -------------------------                 ----------------------------
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