Form 10-K
period 2001-03-31
ASYST TECHNOLOGIES INC /CA/
filed 2001-06-19
CIK 909326

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

                  For the YEARLY period ended March 31, 2001

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission File number 0-22114

                           ASYST TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                 California                                      94-2942251
        (State or other jurisdiction                         (Federal employer
      of incorporation or organization)                     identification No.)

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  There were 35,131,040 shares of common stock, no par value, outstanding as of June 1, 2001. The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the common stock on June 1, 2001 was approximately $654,139,965.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference in this report:
     Definitive Proxy Statement in connection with 2001 Annual Meeting of
                                 Shareholders
                           (Part III of this Report)

  The 2001 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                          FORWARD LOOKING STATEMENTS

  Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "seek," "could," "predict," "continue," "future, "may," and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur.

  Asyst is our registered trademark. AXYS, Asyst-SMIF System, SMART-Traveler System, SMIF-Pod, SMIF-FOUP, SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMIF-E, SMART-Tag, SMART-Comm, SMART-Storage Manager, SMART-Fab, Substrate Management System, Retical Management System, Wafer Management System, VersaPort 2200, Global Lot Server, FluoroTrac Auto ID System, AdvanTag and SMART-Station are our trademarks. This report also contains registered trademarks of other entities.

ITEM 1--Business

Overview

  We are a leading provider of integrated automation systems for the semiconductor manufacturing industry. We design systems that enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in silicon wafers during the manufacture of integrated circuits, or ICs. We sell our systems directly to semiconductor manufacturers, as well as to original equipment manufacturers, or OEMs, that integrate our systems with their equipment for sale to semiconductor manufacturers. We believe that our systems are becoming increasingly important as the semiconductor manufacturing industry adopts integrated automation technology in the production of ICs with smaller line widths on wafers with larger diameters.

  We are the only supplier with expertise in what we believe are the five key elements required to provide the semiconductor manufacturing industry with integrated automation systems: isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software. These systems help control exposure to contamination and provide wafer level identification, tracking and logistics management within the semiconductor manufacturing facility, resulting in higher production yields and improved facility utilization.

Industry Background

  In recent years, advances in semiconductor production equipment and facilities have supported continuation of historical trends toward production of ICs with ever smaller line widths on ever larger wafers. Currently, most semiconductor manufacturing facilities, or fabs, process wafers with diameters of 150mm or 200mm. However, several fabs are currently operating pilot production lines utilizing 300mm wafers and a significant portion of new fabs are expected to be configured for 300mm wafers. Concurrently, line widths for ICs have decreased to

0.13 micron and are expected to decrease further. Keeping pace with these changes presents semiconductor manufacturers with a number of technical and economic challenges.

  As the complexity and cost of new fabs and state-of-the-art process equipment, or tools, increases, semiconductor manufacturers have sought to remain competitive by improving production yields and overall fab efficiency. These manufacturers are utilizing minienvironment technology and manufacturing automation systems to maximize tool utilization and to minimize wafer mishandling, misprocessing and contamination. We believe that semiconductor manufacturers will increase their commitments to these solutions in their 300mm fabs, given the significant value of work-in-process inventory, which could exceed $1,000,000 per 25-wafer lot, and the ergonomic issues introduced by the significantly increased weight and bulk of loaded 300mm pods.

  As device dimensions decrease, the harmful effects of microscopic contamination during the manufacturing process increase, heightening the need for controlled environments around tools. Minienvironment technology allows for control of the environment in the immediate vicinity of the in-process wafers and the tools. Wafers are enclosed in sealed containers, or pods, which provide additional environmental control during storage, transport and loading and unloading of the tools. Pods holding wafers up to 200mm are known as standard mechanical interface pods, or SMIF-Pods, and pods holding 300mm wafers are known as front-opening unified pods, or FOUPs. Minienvironment systems consist of enclosures with engineered airflows that encapsulate tools, pods and robotics systems, which transfer wafers between pods and tools through a portal. Automated transport and tool loading automation focuses on assuring the timely delivery, loading and unloading of work-in-process wafers to minimize idle time at process steps.

  Manufacturing automation systems increase productivity by managing the flow of wafers throughout the production process and are segmented by function as follows:

    . Portal Automation Systems. These systems use a standard interface, such as SMIF, to transfer wafers and information between the tool minienvironment and pods. The wafers are then transported in pods to storage systems or to other tools. An integrated portal automation system includes atmospheric robots, environmental control systems, integrated input/output interfaces for loading wafers into and out of tools, automated identification and tracking systems, pods and connectivity automation software.

    . Facility Automation Systems. These systems use robotics to manage the transportation of wafers throughout the facility as they move between tools. Facility automation systems also provide work-in-process management systems that track and store wafers throughout the manufacturing process. These systems include overhead rail systems, automated storage and retrieval systems, hoist systems and system control software.

    . Tool-centric Automation Systems. These systems manage the movement of wafers in the vacuum environment within the tool. Tool-centric automation systems include robots, wafer handling systems, environmental control software and thermal conditioning modules.

  Semiconductor manufacturers are currently making, and are expected to continue to make, significant investments in manufacturing capacity through the construction of new 200mm wafer facilities and the upgrade of existing 200mm wafer facilities. Early stage investments are beginning to occur as the industry transitions to 300mm wafer facilities. Dataquest, an independent research group, estimated in April 2001 that semiconductor manufacturers spent approximately $33.2 billion on wafer fab equipment in 2000 and that this spending will grow to approximately $55.7 billion in 2005. Spending on 300mm wafer fab equipment in 2000 was estimated to be between $2.0 billion and $2.5 billion. Additionally, Dataquest forecasts that 300mm equipment could represent more than 60 percent of total industry wafer fab equipment shipments by 2005.

  A growing portion of the semiconductor capital equipment spending is attributable to manufacturing automation systems. Dataquest estimated in April 2001 that semiconductor manufacturers spent approximately $2.1 billion, including OEM sales, on manufacturing automation and control systems in 2000 and that this spending will grow to approximately $4.3 billion by the year 2005.

The Asyst Solution

  We are a leading provider of integrated automation systems for the semiconductor manufacturing industry. We design systems that enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in silicon wafers during the manufacture of ICs. Our systems provide the following key benefits to semiconductor manufacturers:

  Comprehensive Solution. We are the only supplier with expertise in what we believe are the five key elements required to provide the semiconductor manufacturing industry with integrated facility automation solutions:

    .   isolation systems;

    .   work-in-process materials management;

    .   substrate-handling robotics;

    .   automated transport and loading systems; and

    .   connectivity automation software.

  We believe we offer the most comprehensive line of integrated automation processing systems for the semiconductor manufacturing automation market. Our integrated solutions provide semiconductor manufacturers with several advantages, including standard maintenance and training, a uniform user interface and single vendor accountability.

  Increased Manufacturing Productivity. We believe that semiconductor manufacturers are able to attain a higher level of productivity and performance from their equipment by integrating our products into their manufacturing processes. In addition, our connectivity software provides semiconductor manufacturers with facility ready automation capabilities, resulting in faster implementation times and more efficient operational productivity. With our automated transportation and loading solutions, tool idle time is reduced and timely wafer delivery is improved, thereby increasing equipment utilization and productivity. Our systems offer semiconductor manufacturers the flexibility to add capacity while minimizing disruption of ongoing production in their fab.

  Value Assurance Through Wafer Protection. Increasingly sophisticated ICs with smaller line widths have resulted in an increase in the value of a pod of wafers. Currently, a pod of 200mm wafers can be worth as much as $200,000. With 300mm wafers, the value can be as much as $450,000 per pod. Our isolation technology, robotics solutions and automated transport and loading systems provide semiconductor manufacturers with efficient contamination control throughout the wafer manufacturing process and greater protection from wafer mishandling, resulting in more rapid achievement of higher yields. Our work-in-process materials management and connectivity software permits wafer level identification, tracking and logistics management, and minimizes yield loss due to misprocessing.

Strategy

  Our overall strategy is to continue to build upon our success in the 150mm and 200mm markets by capitalizing on the accelerating demand for integrated automation systems in both 200mm and 300mm fabs. The principal elements of our strategy are:

    . Continue to Enhance our Leading Integrated Automation Systems for the 200mm Market. We intend to continue to enhance our leadership position and our technical expertise in the 200mm market by developing increasingly efficient automation solutions for this market. Historically, increased demand for ICs has led to the construction of new 200mm fabs and upgrades of existing fabs. We believe that this pattern will repeat itself with the next semiconductor market upturn. In addition, we believe that there will be new markets for our 200mm products, as evidenced by our recent shipments of 200mm systems to Malaysia and the People's Republic of China.

    . Leverage our Success in the 200mm Market to Capitalize on the Transition to the 300mm Market. We have achieved market leadership in SMIF-based systems for the 200mm wafer market. This experience in portal automation and SMIF technology has enabled us to transition our existing technology to the 300mm wafer market. Based on our belief that new 300mm wafer facilities will incorporate portal automation using similar technology, we have developed an integrated line of 300mm automation processing systems. Some of these systems are already being used in 300mm pilot lines.

    . Further Increase Penetration of the Japanese Market. Dataquest projects that Japan will account for approximately 23.0 percent of worldwide semiconductor production for the years 2001 through 2004. We believe Japanese semiconductor manufacturers will continue to build new 200mm facilities, upgrade existing facilities and begin to build new 300mm facilities. As a result, we believe that a significant opportunity exists for our products in the Japanese market. In 2000, we increased our ownership percentage of MECS Corporation, a Japanese engineering and robotics company, to
       95.3 percent. This acquisition has been the basis of our increased presence in Japan during the past year. We intend to continue to augment our ability to directly supply our products to Japanese customers by further increasing our local engineering, manufacturing and customer support presence in Japan.

    . Focus on Portal Automation. Our portal automation solutions are designed to integrate atmospheric robots, environmental control systems, integrated input/output interfaces, auto identification and tracking systems, pods and connectivity software. These solutions are designed to allow OEMs to improve their productivity and decrease total cost and time to market of their products. By leveraging our existing relationships with OEMs and semiconductor manufacturers, we will seek to capitalize on the increasing demand for a standardized interface between the tool and the factory environment.

    . Leverage our Semiconductor Manufacturer Relationships to Stimulate OEM Demand. The demand for our systems has been enhanced by the strong relationships we have developed with our semiconductor manufacturer customers. By working closely with these customers, we are able to better understand their specific process requirements and communicate to them the benefits of our systems. We believe this interaction encourages semiconductor manufacturers to specify our systems to OEMs as their preferred solution.

    . Capitalize on Outsourcing Trend to Broaden Offerings of Products and Services to OEMs. We intend to enhance our capabilities as an end-to-end supplier for our OEM customers in order to earn more business from these customers. The general industrial trend toward outsourcing non-core competencies and the need to reduce the number of suppliers provides an opportunity for us to become a supplier of products and services that are ancillary to portal automation. In February 2001, we acquired Advanced Machine Programming, Inc., or AMP, and SemiFab, Inc. AMP specializes in providing precision machined parts to the semiconductor equipment industry, principally Applied Materials, Inc. SemiFab specializes in temperature and humidity control enclosures and other mechanical and electro-mechanical contract manufacturing services to the semiconductor equipment industry.

    . Strengthen the Software Elements of our Connectivity Offering. We are currently a leader in providing systems for material tracking and materials movement management. In May 2001, we acquired GW Associates, Inc., the largest merchant provider of the industry-standard software driver protocol for communications between tools and fab host systems, known as SECS/GEM. We intend to combine GW's leading technology with our existing software capabilities to develop a broader and deeper industry-standard product set for communications between tools and fab infrastructure systems.

Products

  We design systems that enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in silicon wafers during the manufacture of ICs. We offer isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software. We have incorporated the technologies from these areas to create our Plus-Portal System for OEMs.

 Isolation Systems

  The Asyst-SMIF System is designed to provide a continuous, ultraclean environment for semiconductor wafers as they move through the fab. Asyst-SMIF Systems can significantly reduce contamination by using minienvironments to protect the in-process wafers and tools from exposure to contaminants caused by the human handling of cassettes and the migration of contaminants from elsewhere in the cleanroom.

  The Asyst-SMIF System consists of three main components:

    . SMIF-Pods and SMIF-FOUPs, used for storage and transport of 200mm and 300mm wafers, respectively;

    . SMIF-Enclosures, which reduce contamination by providing custom minienvironment chambers built around tools; and

    . input/output systems including SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, SMIF-LPTs, Versaport 2200's, FL-300s, and related products, each of which assists in the transfer of wafers from the SMIF-Pod into the tool or SMIF-Enclosure, thereby preventing the mishandling of wafers.

  In addition to our standard Asyst-SMIF System products, we also offer our advanced SMIF-E System, which provides the capability to store, transport and transfer wafers in a controlled environment to reduce contamination by water vapor, oxygen and airborne molecular contaminants. We also offer the Asyst-SMIF System for the handling and isolation of reticles, which are templates used to transfer circuit patterns onto wafer surfaces.

 Work-in-Process Materials Management

  The Asyst SMART-Traveler System allows semiconductor manufacturers to reduce manufacturing errors by significantly decreasing the opportunities for operator-associated misprocessing during the production process. The Asyst SMART-Traveler System includes SMART-Tag, an electronic memory device that combines display, logic and communication technologies to provide process information, such as wafer lot number and next processing steps, regarding the wafers inside the carrier. The FluoroTrac Auto ID System, or AdvanTag, uses a radio-frequency based identification tag that can be attached to or embedded into wafer carriers or storage boxes.

  The Asyst SMART-Traveler System also includes the SMART-Comm, a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor facilities by optimizing communications and minimizing hardware and software layers, and the SMART-Storage Manager, an interactive system built around a personal computer and a network of controllers and communication probes that provides work-in-process control and management of wafers in storage racks or automated stockers.

  Our substrate management systems, or sorters, are used to rearrange wafers and reticles between manufacturing processes without operator handling, which helps to increase fab yields. Sorters avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. Sorters also reduce scratches by automating the handling of wafers. Substrate management systems utilize our input/output systems, auto identification systems, robots, prealigners and minienvironment technology.

 Substrate-Handling Robotics

  We offer comprehensive robotic substrate-handling solutions to the semiconductor industry. Our products are incorporated by OEMs for use outside of the semiconductor process tool to transfer wafers between the pod, the tool input/output system and the tool itself. These products include robots specifically designed for atmospheric, harsh chemical or wet chemical process applications and prealigners used to orient the wafer. We also use our robots and prealigners in our Plus-Portal System and wafer sorter products.

  Our AXYS robot family includes atmospheric robots used in metrology and other clean room tools and harsh chemical robots used in chemical mechanical polishing and plating processes. The SYNCHRUS robot family consists of atmospheric and harsh chemical robots used in chemical mechanical polishing tools to transport wafers through the processing sequence from input cassettes through multiple polishing stages and wafer cleaning steps, and back to output cassettes. Our prealigners are used to locate the exact center of a wafer and to locate and orient a feature on the circumference of the wafer, both of which are important steps in wafer processing.

  Our MECS designed and manufactured families of substrate-handling and liquid crystal display, or LCD, handling robotics span the range of atmospheric robots, harsh environment robots, water-proof wafer handling robots and six-axis robots. All of these robots are configurable for wafers up to 300mm. Additionally, our atmospheric and vacuum robots can be configured for rigid disk handling for the disk drive manufacturing industry. Our LCD handling robots are scalable to handle all the major wafer sizes and varieties from LCDs through plasma displays. MECS also designs and manufactures prealigners for use with the above robotics as well as elevators and transfer systems for LCD carriers.

 Automated Transport and Loading Systems

  Automated transport and loading systems move wafer containers into and out of tools and between process locations in fabs. Our automated transport and loading systems employ a unique concept referred to as continuous flow technology, or CFT. Competing systems use monorail cars that can cause delays in the fab when a monorail car is not available at the correct location to move material. CFT, on the other hand, offers significant improvements in fab efficiency over car-based monorail systems. CFT allows SMIF-Pods or FOUPs to move asynchronously on our track-based transport system for transportation to the next tool, eliminating the delays associated with moving empty or partially filled monorail cars. The result is more predictable wafer delivery times, making tool loading more efficient.

  Until recently, transport automation systems were principally focused on inter-bay transport and storage automation. Movement of the wafer lots from the storage location to the tool was generally a manual process. As a result, the implementation of the transport automation system was often a facilitization matter and not related to process equipment or tool portal decision making. However, due to the economic and human factors associated with handling 300mm wafer lots, we believe tool loading automation for 300mm will become a significant part of transport and loading automation decision making.

 Connectivity Automation Software

  Our software services for equipment automation solutions provide improved material control, line yield and cycle time abilities, as well as increased overall equipment effectiveness. In addition to automating the processing of each wafer lot during the manufacturing cycle, our customizable software links directly to the facility host system, thereby providing users with the ability to pre-schedule material movement to specific tools. Our SMART-Fab suite of Windows NT-based products includes SMART-Station, which uses workflow and distributed object technology to rapidly automate manufacturing equipment. Other SMART-Fab products include SMART-Storage Manager and Global Lot Server. These products provide material staging, work-in-process materials management and global wafer lot location. With the acquisition of GW, we are now the largest provider of SECS/GEM interface protocol drivers to OEMs.

 Plus-Portal System

  Our Plus-Portal System combines our expertise in isolation systems, work-in-process materials management, substrate handling robotics and connectivity automation software to provide a complete front-end for process equipment. This system uses a standard interface, such as SMIF, to transfer wafers and information between the tools, minienvironments and pods. An integrated portal automation system includes atmospheric robots, environmental control systems, integrated input/output interfaces, automated ID and tracking systems, pods and connectivity automation software. With the acquisition of SemiFab, we now also offer precision temperature and humidity control capabilities.

Customers

  Historically, our customers have primarily been semiconductor manufacturers that are either building new fabs or upgrading existing fabs. In fiscal 2001, sales to semiconductor manufacturers represented 55 percent of our net sales. As the industry migrates to 300mm wafer fabs, we believe that successful OEMs will design their tools to include integrated automation systems. As a result, sales which were historically made directly to semiconductor manufacturers may now be made to OEMs. We believe that our historical relationships with semiconductor manufacturers, coupled with our existing relationship with OEMs, will enhance the likelihood that our systems will be designed into OEM 300mm products. In addition, the customer base of our recently acquired companies is heavily skewed to OEMs. Nevertheless, we expect that semiconductor manufacturers will continue to represent a significant portion of our net sales during the next several years.

  Our net sales to any particular semiconductor manufacturer customer are dependent on the number of fabs a semiconductor manufacturer is constructing and the number of fab upgrades a semiconductor manufacturer undertakes. As major projects are completed, the amount of sales to these customers will decline unless they undertake new projects.

  In fiscal year 2001, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, United MicroElectronics Corporation, or UMC, and Texas Instruments accounted for approximately 8.5 percent, 7.1 percent and 6.6 percent of our net sales, respectively. During fiscal year 2001, these three customers in aggregate accounted for approximately 22.2 percent of our net sales and were the only customers that individually accounted for more than 5 percent of net sales. During fiscal year 2001, there were no customers that individually accounted for more than 10 percent of net sales. In fiscal year 2000, TSMC and UMC accounted for approximately 11.3 percent and 11.0 percent of our net sales, respectively. During fiscal year 2000, these two customers in aggregate accounted for approximately 22.3 percent of our net sales and were the only customers that individually accounted for more than 10 percent of net sales. During fiscal year 1999, Worldwide Semiconductor Manufacturing Company accounted for 11.0 percent of our net sales and no other customer accounted for more than 10 percent of net sales.

  Our ten largest customers based on cumulative sales during fiscal years 1999, 2000 and 2001, arranged alphabetically, were:

   Applied Materials            TSMC
   Chartered Semiconductor
    Manufacturing, Ltd.         Texas Instruments
   KLA--Tencor Corporation      UMC
   Lam Research Corporation     WaferTech LLC
   Macronix International Co.,
    Ltd.                        Worldwide Semiconductor Manufacturing Company

Sales and Marketing

  We sell our products principally through a direct sales force in the United States, Japan, Europe and the Asia/Pacific region. Our sales organization is based in Northern California, and domestic field sales personnel are stationed in Minnesota, Colorado, Arizona, Vermont, Washington and Texas. Japan is supported by sales and service offices in Nagoya and Yokohama, Japan. The European market is supported through offices near Horsham and Newport in the United Kingdom and Dresden, Germany, and augmented by distributors based in France, Germany, Israel and the United Kingdom. The Asia/Pacific region is supported through sales and service offices in Hsin-Chu, Taiwan; Kuching and Kulim, Malaysia; Singapore; Tianjin, People's Republic of China; and Seoul, South Korea.

  International sales, which consist mainly of export sales from the United States, accounted for approximately 51.0 percent, 60.0 percent and 60.9 percent of total sales for fiscal years 1999, 2000 and 2001, respectively. Prior to fiscal year 2001, international sales were generally invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. In fiscal 2001, approximately 20.9 percent of total net sales originated from Asyst Japan, Inc., or AJI, and were typically invoiced in Japanese yen or other regional currencies.

  The sales cycle to new customers ranges from six months to 12 months from initial inquiry to placement of an order, depending on the complexity of the project and the time required to communicate the nature and benefits of our systems. For sales to existing customers, the sales cycle is relatively short. The sales cycle for follow-on orders by OEM customers can be as short as two to three weeks.

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

Systems Integration

  After a sales contract for our Asyst-SMIF System is finalized, our systems integration and OEM applications organizations are responsible for the engineering, procurement and manufacturing of SMIF-Enclosures and interfaces necessary to integrate that system with the tool. Our systems integration organization provides integration, installation, qualification of the Asyst-SMIF System and other services associated with the Asyst-SMIF System.

  Our systems integration and OEM applications organizations focus on understanding our customer's manufacturing methodology and anticipated production applications to develop customer-specific solutions. For retrofitting and upgrading existing facilities with SMIF solutions, our systems integration organization works with our customer's facilities and manufacturing personnel to develop programs, schedules and solutions to minimize disruption during the installation of our products into our customer's fab. In the case of a new fab or tool design, our OEM applications and systems integration organizations work with our customer's facility planners and operations personnel, as well as with cleanroom designers, architects and engineers.

  In the case of OEM integration, our OEM applications organization designs and integrates the SMIF components directly into the tool. Our OEM applications organization works very closely with the OEM to understand the process equipment and the processing requirements to provide our customer with an optimized solution.

Research and Development

  Research and development efforts are focused on enhancing our existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. Our research and development expenses were approximately $18.0 million, $21.6 million and $44.3 million during fiscal years 1999, 2000 and 2001, respectively.

  Our research and development employees are involved in mechanical and electrical engineering, software development, micro-contamination control, product documentation and support. Our central research and development facilities include a prototyping lab and a cleanroom used for product research, development and equipment demonstration purposes. These research and development facilities are primarily located in Northern California. In addition, we maintain a research and development facility in Austin, Texas, which is used for our new efforts in the area of wafer sorting and reticle handling.

Manufacturing

  Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished systems. While we use standard components whenever possible, most mechanical parts, metal fabrications and castings are made to our specifications. Once our systems are completed, we perform final tests on all electronic and electromechanical sub-assemblies and cycle products before shipment. Much of the cleaning, assembly and packaging of our SMIF-Pods is conducted in cleanroom environments.

  We currently maintain manufacturing facilities for our Asyst-SMIF Systems, SMART-Traveler System products, Plus-Portal Systems, automated transport systems and software products and services in Fremont, California. We fabricate our custom SMIF-Enclosures at both the Fremont facility and, in the case of large system orders, near customer sites, where we lease temporary space for the manufacture of SMIF-Enclosures. Our robotic products are manufactured in our Sunnyvale, California and Nagoya, Japan facilities. Our substrate and reticle handling systems products are assembled and integrated in our principal Austin, Texas facility. Manufacturing of AMP products is conducted in Morgan Hill, California and a secondary Austin, Texas location. The products of SemiFab are manufactured in Hollister, California.

Competition

  We currently face direct competition in all of our products. Many of our competitors have extensive engineering, manufacturing and marketing capabilities and potentially greater financial resources than those available to us. The markets for our products are highly competitive and subject to rapid technological change. Several companies, including Brooks Automation, Inc. through its acquisition of Jenoptik Infab, Inc., offer one or more products that compete with our Asyst-SMIF System and SMART-Traveler System products. We compete primarily with Entegris, Inc. in the area of SMIF-Pods and SMIF-FOUPS. We also compete with several competitors in the robotics area, including, but not limited to, PRI Automation, Inc., Kensington Labs, now part of Newport Corp., Rorze Corporation and Yaskawa--Super Mectronics Division. While price is a competitive factor in the sale of robots, we believe that our ability to deliver quality, reliability and on time shipments are the factors which will largely impact our success over our competition in this area. In the area of transport automation systems, our products face competition from the main product line of PRI Automation, as well as from Daifuku Co., Ltd., Murata Co., Ltd., and Shinko, Ltd. Our products in the area of storage and management of wafers and reticles compete primarily with products from Brooks Automation and Recif, Inc.

  Although most of our competitors currently do not compete with us across our entire line of integrated automation systems, we expect that many will attempt to do so in the future. In addition, the transition to 300mm wafers is likely to draw new competitors to the facility automation market. In the 300mm wafer market, we expect to face intense competition from a number of companies such as PRI Automation and Brooks Automation, as well as potential competition from semiconductor equipment and cleanroom construction companies.

  We believe that the principal competitive factors in our market are the technical capabilities and characteristics of systems and products offered, technological experience and know how, product breadth, proven product performance, quality and reliability, ease of use, flexibility, a global, trained, skilled field service support organization, the effectiveness of marketing and sales, and price. We believe that we compete favorably with respect to the foregoing factors. We also believe our ability to provide a more complete automation and wafer isolation solution provides a significant competitive advantage with respect to most of our competitors.

  We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development and sales and marketing in order to remain competitive.

Intellectual Property

  We primarily pursue patent, trademark and copyright protection for our minienvironment and Asyst-SMIF System technology, our SMART-Traveler products, our software products, our semiconductor wafer transport technology and our robotics and wafer sorter technologies. We currently hold 81 patents in the United States and 64 foreign patents, have 31 pending patent applications in process in the United States, 99 pending foreign patent applications in process and intend to file additional patent applications as appropriate. Our patents expire between 2005 and 2021. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology.

  There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. While we intend to protect our intellectual property rights vigorously, there can be no assurance that any of our patents will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. Litigation may be necessary to enforce our patents, to protect our trade secrets or know how or to defend us against claimed infringement of the rights of others or to determine the scope and validity of the patents or other intellectual rights of others. Any such litigation could result in substantial cost and divert the attention of management, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a negative impact on our financial condition and results of operations. For more information regarding litigation in which we are currently engaged, please see "Item 3--Legal Proceedings" below.

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

Backlog

  Our backlog was approximately $143.8 million and $119.6 million as of the fiscal years ended March 31, 2000 and 2001, respectively. Ten customers with orders on backlog totaling between $3.2 million to $16.3 million comprised approximately 50 percent of the total backlog as of March 31, 2001. We include in our backlog only orders for which a customer's purchase order has been received and a delivery date within 12 months has been specified. In the second half of fiscal year 2001, the demand for our products decreased significantly as semiconductor manufacturers sharply reduced capital expenditures, which led to slower bookings, significant push outs and cancellations of orders in the fourth quarter of fiscal year 2001. As purchase orders may be cancelled or delayed by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings.

Employees

  As of May 26, 2001, we employed 1,543 persons on a full-time basis, including 246 in research and development, 541 in manufacturing operations, 24 in system integration, 227 in sales and marketing, which includes customer service, 32 in quality assurance, 135 in finance and administration, and 338 in international operations. Additionally, we employed 48 persons on a temporary basis, including 18 in manufacturing operations. We have never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. Late in fiscal year 2001, we restructured certain domestic and international operations in response to the drop in our net sales. As a result of these restructuring activities, late in fiscal year 2001 we terminated the employment of approximately 144 full-time employees from our operations in the United States and approximately 5 employees from our international operations. Early in fiscal year 2002, also as part of these restructuring activities, we terminated the employment of approximately 109 full-time employees from our operations in the United States and approximately 44 employees from our international operations.

Financial Information by Business Segment and Geographic Data

  We operate in one reportable segment. We recognized approximately 60.9 percent of revenue from customers located outside the United States in fiscal year 2001. Sales to Taiwan accounted for approximately 32.9 percent of our revenues in fiscal year 2001. The information included in Note 9 of Notes to the Consolidated Financial Statements, is incorporated herein by reference.

Risk Factors

  This Annual Report on Form 10-K contains forward looking statements that involve risk and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward looking statements.

  . The semiconductor manufacturing industry is highly cyclical, and the current substantial downturn is harming our operating results

  Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which at any point in time are dependent on the then-current and anticipated market demand for ICs, as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for ICs, are difficult to predict and have often had a severe adverse effect on the semiconductor industry's demand for tools.

  The industry is currently experiencing one of its periodic downturns due to decreased worldwide demand for semiconductors. During this downturn, some of our customers have implemented substantial reductions in capital expenditures which has adversely impacted our business. For the fourth quarter of fiscal 2001, net sales declined by 10.1 percent from the third quarter of fiscal 2001. Additionally, we experienced slower bookings, significant push outs and cancellations of orders during the fourth quarter of fiscal 2001.

  The current downturn is impairing our ability to sell our systems and to operate profitably. If demand for ICs and our systems remains depressed for an extended period, it will seriously harm our business. The decline in our profitability has been exacerbated by excess manufacturing capacity and special charges associated with cost-cutting programs. Moreover, we have been unable to reduce our expenses quickly enough to avoid incurring a loss. For the three months ended March 31, 2001, our net loss was $16.2 million, compared with net income of $9.8 million for the three months ended March 31, 2000. This net loss reflected the impact of the 10.1 percent decline in net sales between the third and fourth quarters of fiscal year 2001, charges taken in connection with write downs of excess and obsolete inventory and excess purchase commitments, loss reserves on certain sales commitments and non-recurring charges related to a reduction in our workforce and a facility closure in Japan. We expect to undertake additional cost-cutting measures in response to a continuation of the current downturn and, as a result, we may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously curtail our long-term business prospects.

  We believe that our future performance will continue to be affected by the cyclical nature of the semiconductor industry and, as a result, be adversely affected by such industry downturns.

  . Because the semiconductor manufacturing industry is subject to rapid demand shifts which are difficult to predict, our inability to efficiently manage our manufacturing capacity in response to these rapid shifts may cause a reduction in our gross margins, profitability and market share

  The rapid and significant downturn in the current business cycle has resulted in falling demand for our products. Our ability to respond to falling demand depends, in part, upon timely cost reductions associated with our manufacturing capacity. However, we incur manufacturing overhead and other costs, many of which are fixed in the short-term, based on projections of anticipated customer demand. Our ability to quickly reduce our production costs is impaired by manufacturing costs incurred as a result of projections which, in turn, prevents us from operating profitably. Furthermore, we may not be able to expand our manufacturing capacity when demand increases which could lead to reduced profitability.

  . We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business

  The markets in which we sell our products are comprised of a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenues and makes our relationship with each customer critical to our business. We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling our systems. Our success will depend on our continued ability to develop and manage relationships with significant customers. During the fourth quarter of fiscal 2001, we experienced slower bookings, significant push outs and cancellations of orders. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future. Further, some of our customers may in the future shift their purchases of products from us to our competitors. Additionally, the inability to successfully develop relationships with additional customers or the need to provide future price concessions would have a negative impact on our business.

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

    . our customers can cease purchasing our products at any time without penalty;

    .  our customers are free to purchase products from our competitors;

    .  we are exposed to competitive price pressure on each order; and

    .  our customers are not required to make minimum purchases.

  Sales are typically made pursuant to individual purchase orders and product delivery often occurs with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we could lose sales and customers.

  . The timing of the transition to 300mm technology is uncertain and competition may be intense

  We have invested, and are continuing to invest, substantial resources to develop new systems and technologies to automate the processing of 300mm wafers. However, the timing of the industry's transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is uncertain, partly as a result of the recent period of reduced demand for semiconductors. Delay in the adoption of 300mm manufacturing technology could adversely affect our potential revenues.

  Manufacturers implementing factory automation in 300mm pilot projects may initially seek to purchase systems from multiple vendors. Competition, including price competition, for these early 300mm orders could be vigorous. A vendor whose system is selected for an early 300mm pilot project may have, or be perceived to have, an advantage in competing for future orders, and thus the award to a competitor of one or more early 300mm orders could cause our stock price to fall.

  . If we are unable to meet our customers' stringent specifications for the Plus-Portal System our growth prospects could be negatively impacted

  Our Plus-Portal System, which has been on the market for over a year, offers our OEM customers a complete, automated interface between the OEM's tool and the fab. Currently, many OEMs design and manufacture automated equipment front-ends for their tools utilizing purchased components and in-house engineering and manufacturing resources. The Plus-Portal System offers OEMs a standard, outsourced alternative. The Plus-Portal System has not been widely adopted by OEMs. OEMs have made limited purchases in order to evaluate our ability to meet stringent design, reliability and delivery specifications. If we fail to satisfy these expectations, whether based on limited or expanded sales levels, OEMs will not adopt the Plus-Portal system. We believe that our growth prospects in this area depend in large part upon our ability to gain acceptance of the Plus-Portal System by a broader group of OEM customers. Notwithstanding our solution, OEMs may purchase components to assemble interfaces or invest in the development of their own complete interfaces. The decision by an OEM to adopt the system for a large product line involves significant organizational, technological and financial commitments by this OEM. The market may not adopt the Plus-Portal System.

  . If we are unable to develop and introduce new products and technologies in a timely manner, our business could be negatively impacted

  Semiconductor equipment and processes are subject to rapid technological changes. The development of more complex ICs has driven the need for new facilities, equipment and processes to produce these devices at an acceptable cost. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products in a timely manner. We often require long lead times for development of our products, which requires us to expend significant management effort and incur material development costs and other expenses. During development periods we may not realize corresponding revenue in the same period, or at all. We may not succeed with our product development efforts and we may not respond effectively to technological change.

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

  Several companies, including Brooks Automation, offer one or more products that compete with our Asyst-SMIF System and SMART-Traveler System products. We compete primarily with Entegris in the area of SMIF-Pods and SMIF-FOUPS. We also compete with several competitors in the robotics area, including, but not limited to, PRI Automation, Kensington Labs, Rorze and Yaskawa--Super Mectronics Division. In the area of transport automation systems, our products face competition from the main product line of PRI Automation, as well as from Daifuku, Murata and Shinko. Our products in the area of storage and management of wafers and reticles compete primarily with products from Brooks Automation and Recif.

  In addition, the transition to 300mm wafers is likely to draw new competitors to the facility automation market. In the 300mm wafer market, we expect to face intense competition from a number of companies such as PRI Automation and Brooks Automation, as well as potential competition from semiconductor equipment and cleanroom construction companies.

  We expect that our competitors will continue to develop new products in direct competition with our systems, improve the design and performance of their products and introduce new products with enhanced performance characteristics. In order to remain competitive, we need to continue to improve and expand our product line, which will require us to maintain a high level of investment in research and development.
Ultimately, we may not be able to make the technological advances and investments necessary to remain competitive.

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

  . We may not be able to efficiently integrate the operations of our acquisitions

  We have made and, most likely, will continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. Our recent acquisitions include Hine Design Incorporated, or HDI, Progressive Systems Technologies, Inc., or PST, PAT, AMP, SemiFab, GW and MECS. We subsequently merged MECS into AJI.

  We are likely to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We cannot assure that the integration process will be successful or that the anticipated benefits of the business combinations will be fully realized. The dedication of management resources to such integration may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions. The difficulties of integration may be increased by the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. We are unable to assure that there will not be substantial costs associated with such activities or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

  . We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the intellectual property rights of others

  We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to protect our patent rights vigorously, we cannot assure that our patents will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. We cannot assure that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or independently developed by, others.

  Intellectual property rights are uncertain and involve complex legal and factual questions. We may unknowingly infringe on the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. If we do infringe the intellectual property rights of others, we could be forced to either seek a license to intellectual property rights of others or alter our products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of our product.

  There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Litigation may be necessary to enforce our patents, to protect our trade secrets or know how, to defend Asyst against claimed infringement of the rights of others or to determine the scope and validity of the patents or intellectual property rights of others. Any litigation could result in substantial cost to us and divert the attention of our management, which by itself could have an adverse material effect on our financial condition and operating results. Further, adverse determinations in any litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products. Any of these effects could have a negative impact on our financial condition and results of operations.

  . Because of intense competition for highly skilled personnel, we may not be able to recruit and retain necessary personnel

  Our future success will depend in large part upon our ability to recruit and retain highly skilled technical, manufacturing, managerial, financial and marketing personnel. Our future performance depends substantially on the continued service of our senior management team, in particular Dr. Mihir Parikh, our Chairman of the Board and Chief Executive Officer, and Anthony Bonora, our Executive Vice President, Chief Technical Officer and Asyst Fellow. We do not have long term employment agreements with any of our senior management team, except Dr. Parikh, and we do not maintain any key-man life insurance policies.

  Due to the cyclical nature of the demand for our products, we have had to reduce our workforce and then rebuild our workforce as our business has gone cyclical peaks and troughs. Because of the industry downturn during fiscal year 1999, we restructured our operations and terminated approximately 110 employees in the United States and approximately 30 employees internationally. In fiscal year 2000, we hired a number of highly skilled employees, especially in manufacturing, to meet customer demand. As our industry entered a downturn, we terminated approximately 144 full-time employees in the United States and 5 full-time employees internationally in the fourth quarter of the 2001 fiscal year, and a further 109 full-time employees in the United States and 44 full-time employees internationally early in the first quarter of the 2002 fiscal year. The labor markets in which we operate are highly competitive and as a result, this type of employment cycle increases our risk of not being able to retain and recruit key personnel. Moreover, our failure to maintain good employee relations could negatively impact our operations.

  If the current downturn ends suddenly, we may not have enough personnel to promptly return to our previous production levels. If we are unable to expand our existing manufacturing capacity to meet demand, a customer's placement of a large order for the development and delivery of factory automation systems during a particular period might deter other customers from placing similar orders with us for the same period. It could be difficult for us to rapidly recruit and train the substantial number of qualified engineering and technical personnel who would be necessary to fulfill one or more large, unanticipated orders. A failure to retain, acquire or adequately train key personnel could have a material adverse impact on our performance.

  . Because our quarterly operating results are subject to variability, quarter to quarter comparisons may not be meaningful

  Our revenues and operating results can fluctuate substantially from quarter to quarter depending on factors such as:

    .  the timing of significant customer orders;

    .  the timing of product shipment and acceptance;

    .  variations in the mix of products sold;

    .  the introduction of new products;

    .  changes in customer buying patterns;

    .  fluctuations in the semiconductor equipment market;

    .  the availability of key components;

    .  pressure from competitors; and

    . general trends in the semiconductor manufacturing industry, electronics industry and overall economy.

  The sales cycle to new customers ranges from six months to 12 months from initial inquiry to placement of an order, depending on the complexity of the project. This extended sales cycle makes the timing of customer orders uneven and difficult to predict. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. Generally, our customers may cancel or reschedule shipments with limited or no penalty. These factors increase the risk of unplanned fluctuations in net sales. Moreover, a shortfall in net sales in a quarter as a result of these factors could negatively impact our operating results for the quarter. Given these factors, we expect quarter to quarter performance to fluctuate for the foreseeable future. In one or more future quarters, our operating results are likely to be below the expectations of public market analysts and investors, which may cause our stock price to decline.

  . Shortages of components necessary for our product assembly can delay our shipments and can lead to increased costs which may negatively impact our financial results

  When demand for semiconductor manufacturing equipment is strong, as it was during the first two quarters of fiscal 2001, our suppliers, both domestic and international, strained to provide components on a timely basis and, in some cases, on an expedited basis at our request. Although to date we have experienced only minimal delays in receiving goods from our key suppliers, disruption or termination of these sources could have a serious adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a single supplier or a limited group of suppliers. We believe that, in time, alternative sources could be obtained and qualified to supply these products in the ordinary course of business. However, a prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases for components and as a result, could decrease our margins and negatively impact our financial results.

  . We face significant economic and regulatory risks because a majority of our net sales are from outside the United States

  A majority of our net sales for the fiscal years ended March 31, 2000 and 2001, were attributable to sales outside the United States, primarily in Taiwan, Japan, Europe and Singapore. We expect that international sales will continue to represent a significant portion of our total revenues in the future. In particular, net sales to Taiwan represented 35.0 percent and 20.0 percent of our total net sales for the fiscal years ended March 31, 2000 and 2001, respectively. Net sales to Japan represented 13.6 percent and 20.9 percent of our total net sales for the fiscal years ended March 31, 2000 and 2001, respectively. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

    .  exposure to currency fluctuations;

    .  the imposition of governmental controls;

    . the need to comply with a wide variety of foreign and U.S. export laws;

    .  political and economic instability;

    .  trade restrictions;

    .  changes in tariffs and taxes;

    .  longer payment cycles typically associated with foreign sales;

    .  the greater difficulty of administering business overseas; and

    .  general economic conditions.

  As of March 31, 2000 and 2001, a majority of our accounts receivable, net, were due from international customers located primarily in Taiwan, Japan, Singapore and Europe. Receivables collection and credit evaluation in new geographic regions challenge our ability to avert international risks. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. We invoice a majority of our international sales in United States dollars. However, for sales in Japan, we invoice our sales in Japanese yen. We cannot assure that our future results of operations will not be adversely affected by currency fluctuations.

  . Rising energy costs in California may result in increased operating expenses and reduced net income

  California is currently experiencing an energy crisis. As a result, energy costs in California, including natural gas and electricity, may rise significantly over the next year relative to the rest of the United States. Because we maintain manufacturing facilities in California, our operating expenses with respect to these locations may increase if this trend continues. If we cannot pass along these costs to our customers, our profitability will suffer.

  . Anti-takeover provisions in our articles of incorporation, bylaws and our shareholder rights plan may prevent or delay an acquisition of Asyst that might be beneficial to our shareholders

  Our articles of incorporation and bylaws include provisions that may have the effect of deterring hostile takeovers or delaying changes in control or management of Asyst. These provisions include certain advance notice procedures for nominating candidates for election to our Board of Directors, a provision eliminating shareholder actions by written consent and a provision under which only our Board of Directors, our Chairman of the Board, our President or shareholders holding at least 10 percent of the outstanding common stock may call special meetings of the shareholders. We have entered into agreements with our officers and directors indemnifying them against losses they may incur in legal proceedings arising from their service to Asyst, including losses associated with actions related to third-party attempts to acquire Asyst.

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

    .  announcements of new products by Asyst or our competitors;

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

  . We may not be able to secure additional financing to meet our future capital needs

  We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through the fourth quarter of fiscal 2002. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures we may need to raise additional funds after twelve months to develop new or enhanced products, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. As of March 31, 2001, AJI owes approximately $26.4 million in unsecured loans from banks, which have been guaranteed by us, and secured bonds with interest rates ranging between 1.4 percent to 2.0 percent per annum. This strain on our capital resources could have a material adverse effect on our business.

ITEM 2--Properties

  We are headquartered in Fremont, California. In Northern California, we lease nine facilities consisting of approximately 408,100 square feet to support administrative, manufacturing and research and development activities. These leases expire between January 2002 and June 2009. In Austin Texas, we lease two facilities to support administrative, manufacturing and research development activities consisting of approximately 91,000 square feet. These leases expire between September 2002 and November 2005. We also own a 66,500 square foot facility in Nagoya, Japan to support administrative, manufacturing and research and development activities. Additionally, we lease approximately eight offices in the United States, four in Japan, six in our Asia/Pacific region and three in Europe to house sales and product support activities.

  Effective as of June 30, 2000, we entered into a synthetic lease transaction with ABN Amro Bank N.V., or ABN, as agent for certain lenders, to acquire and finance certain unimproved real property in Fremont,

California. In connection with that transaction, we leased the real property, committed to payments aggregating $38,295,000 plus interest over a five-year lease period and agreed to construct a manufacturing and campus facility on the property thereon. Effective February 21, 2001, we amended the agreement with ABN to obtain ABN's commitment to fund an additional sum of approximately $61,705,000 for construction of improvements to the property. Due to changes in our infrastructure needs, we later determined not to proceed with development of the property as required by the agreements, and effective May 30, 2001, amended our agreements with ABN and committed to purchase the property for an aggregate purchase price of $38,295,000 plus interest and other charges on or before December 31, 2001. Under these latest amendments, we are, amongst other things, released from our obligation to improve the property and ABN is released from its commitment to fund construction costs.

  We identified some excess capacity in several of our leased facilities located in Northern California and Austin, Texas and have subleased approximately 39,300 square feet to third parties. We believe our remaining facilities are suitable and adequate for our requirements.

ITEM 3--Legal Proceedings

  In October 1996, we filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., Jenoptik-Infab, Inc., or Infab, Emtrak, Inc. and Empak, Inc. alleging infringement of two patents related to our SMART Traveler System. We amended our Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. Our Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that we had violated federal antitrust laws and engaged in unfair competition. We denied these allegations. In May 1998, we and Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted us motion for reconsideration in the sense that it considered the merits of our arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. We filed an appeal with the United States Court of Appeals for the Federal Circuit and the court heard oral arguments on May 10, 2001. We are awaiting the court's ruling.

  In March 2001, we filed suit against Fortrend Engineering Corporation in the United States District Court for the Northern District of California, seeking to have two patents declared invalid or not infringed. The two patents have been asserted by Fortrend against our customers use of our Load Port Transfer system. We also allege that the inventors named on the two patents should be corrected to include an Asyst employee as a joint inventor. Our complaint also includes claims for unfair competition, interference with contractual relations, and intentional interference with prospective economic advantage. In May 2001, Fortrend filed counterclaims asserting that we and fourteen of our customers infringe the two patents. We have denied Fortrend's allegations.

  We do not believe that either of these cases will have a material adverse effect on our operations, financial condition or business.

ITEM 4--Submission of Matters to a Vote for Security Holders

  Not applicable.

                                    PART II

ITEM 5--Market for the Registrant's Common Equity and Related Shareholder
Matters

  Since September 22, 1993, our common stock, no par value, has been traded on the Nasdaq National Market under the symbol "ASYT." The price per share reflected in the following table represents the range of high and low closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                                   High   Low
                                                                  ------ ------
     April 1--June 30, 1999...................................... $14.97 $ 7.38
     July 1--September 30, 1999.................................. $16.81 $12.38
     October 1--December 31, 1999................................ $32.78 $14.88
     January 1--March 31, 2000................................... $63.88 $34.38
     April 1--June 30, 2000...................................... $58.13 $28.00
     July 1--September 30, 2000.................................. $37.38 $17.31
     October 1--December 31, 2000................................ $19.69 $10.73
     January 1--March 31, 2001................................... $19.06 $11.19

  There were approximately 339 record holders of our common stock as of March 31, 2001. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6--Selected Financial Data

  We acquired companies in fiscal years 1999, 2000 and 2001 and our implementation of SAB 101 has impacted the year over year comparability of the selected financial data. The following table reflects selected summary financial data (in thousands, except per share amounts):

                                        Fiscal Year Ended March 31,
                                ----------------------------------------------
                                  1997      1998     1999      2000     2001
                                --------  -------- --------  -------- --------
Consolidated Statements of
 Operations Data:
Net sales.....................  $152,303  $182,290 $ 92,948  $225,554 $491,542
Gross profit..................    60,702    79,898   33,053   103,055  185,746
In-process research and
 development of acquired
 businesses and product line..     1,335       --     7,100     4,884      --
Operating income (loss).......    16,579    25,673  (39,475)   15,456   43,106
Income (loss) from continuing
 operations before cumulative
 effect of a change in
 accounting principle.........     9,990    17,202  (26,931)   10,019   29,532
Cumulative effect of change in
 accounting principle.........       --        --       --        --    (2,506)
Net income (loss).............    (4,675)   15,362  (26,931)   10,019   27,026
Basic Earnings (Loss) Per
 Share:
  Income (loss) per share from
   continuing operations
   before Cumulative effect of
   change in accounting
   principle..................  $   0.48  $   0.75 $  (1.15) $   0.36 $   0.90
  Income (loss) per share from
   continuing operations after
   Cumulative effect of change
   in accounting principle....      0.48      0.75    (1.15)     0.36     0.82
  Net income (loss) per share.     (0.23)     0.67    (1.15)     0.36     0.82
  Shares used in per share
   calculation................    20,726    22,858   23,460    27,639   32,697
Diluted Earnings (Loss) Per
 Share:
  Income (loss) per share from
   continuing operations
   before Cumulative effect of
   change in accounting
   principle..................  $   0.47  $   0.71 $  (1.15) $   0.32 $   0.85
  Income (loss) per share from
   continuing operations after
   Cumulative effect of change
   in accounting principle....      0.47      0.71    (1.15)     0.32     0.78
  Net income (loss) per share.     (0.22)     0.63    (1.15)     0.32     0.78
  Shares used in per share
   calculation................    21,286    24,456   23,460    30,986   34,928


Consolidated Balance Sheet
 Data:
  Cash, cash equivalents and
   short-term investments.....  $ 14,739  $ 85,493 $ 35,762  $106,088 $ 37,749

  Restricted cash equivalents
   and short-term investments.       --        --       --        --    52,500
  Working capital.............    56,835   122,535   72,484   171,550  179,154
  Total assets................    98,828   166,502  124,288   329,200  408,432
  Shareholders' equity........    68,376   129,250   96,634   233,106  302,463

ITEM 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward looking statements which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this Annual Report.

Overview

  We are a leading provider of integrated automation systems for the semiconductor and related electronics manufacturing industries. We design systems that enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in silicon wafers during the manufacture of ICs. We sell our systems directly to semiconductor manufacturers, as well as to OEMs that integrate our systems with their equipment for sale to semiconductor manufacturers. Our sales are tied to capital expenditures at fabs and as such are cyclical in nature. Fiscal years 1999, 2000 and 2001 have demonstrated the cyclical nature of our business, as discussed below.

  We use a dedicated direct sales force worldwide, which is supported by distributors in Europe. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. To date, the impact of currency translation gains or losses has not been material to our sales or results of operations.

  During fiscal year 1999, we experienced a sharp downturn in our business in response to a dramatic slowdown in the Asian economies and an over capacity of memory chip manufacturing. In fiscal year 2000, we experienced significant growth due to the dramatic growth in capital spending by semiconductor manufacturers. The increase in capital spending was driven by the growth in demand for both memory and logic chips in a broad variety of products, particularly those of internet and telecommunications equipment manufacturers. In the first half of fiscal year 2001, the demand for our products remained strong, but in the second half of fiscal year 2001, the demand for our products decreased significantly as semiconductor manufacturers sharply reduced capital expenditures. This decrease in capital expenditures resulted in slower bookings and significant order push outs and cancellations in the fourth quarter of fiscal year 2001.

  In addition to the changes in the business cycle impacting demand for our products, we are beginning to see a shift from 150mm and 200mm to 300mm products. In fiscal year 1999, 150mm and 200mm products comprised virtually all of our net sales. These products generate higher gross profit than our new 300mm products. While 200mm products remain dominant in our product mix, the contribution of 300mm products has increased from 3.5 percent of net sales in the first quarter of fiscal year 2001 to 13.5 percent of net sales for the fourth quarter of fiscal year 2001. This shift negatively impacted our gross profit, particularly in the fourth quarter of fiscal year 2001. During fiscal years 2000 and 2001, our customers added significant capacity in 150mm and 200mm and in response we increased production of our related products. Meanwhile, we continued to develop updated versions of these products. As a result, the severity and quickness of the recent downturn in the semiconductor business cycle left us with substantial raw material and purchase commitments for our older 150mm and 200mm products. We do not believe that our customers will continue to purchase older versions of our 150mm and 200mm products when capital spending resumes. During the fourth quarter of fiscal year 2001, we recorded $15.0 million of inventory reserves and took an additional $4.0 million charge for purchase commitments related to 150mm and 200mm products that we do not believe are going to be consumed in the next upturn. In May 2001, we announced our intention to discontinue production of our 150mm products due to our belief that there will be limited future spending on 150mm fabs.

  Prior to fiscal year 2001, our revenue policy was to recognize revenue at the time the customer took title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts. We changed our revenue recognition policy during fiscal year 2001, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." We now recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, our price is fixed or determinable and collectability is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at shipment. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder recognized when the other elements, primarily installation, have been completed. Certain other products are highly customized systems that cannot be completed or adequately tested to customer specifications prior to shipment from the factory and we do not recognize revenue until these products are formally accepted by the customer. Revenue for spare parts sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

  We account for software revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Revenues for integration software work are recognized on a percentage of completion. Software license revenue, which is not material to the consolidated financial statements, is recognized when we ship the software, payment is due within one year, collectability is probable and there are no significant obligations remaining.

  The majority of our revenues in any single quarter are typically derived from a few large customers, and our revenues will therefore fluctuate based on a number of factors, including:

    .  the timing of significant customer orders;

    .  the timing of product shipment and acceptance;

    .  variations in the mix of products sold;

    .  the introduction of new products;

    .  changes in customer buying patterns;

    .  fluctuations in the semiconductor equipment market;

    .  the availability of key components;

    .  pressure from competitors; and

    . general trends in the semiconductor manufacturing industry, electronics industry and overall economy.

Acquisitions

  During the three fiscal years ended March 31, 2001, we acquired the following companies:

  In June 1999, we acquired all of the shares of PST, which manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition was accounted for using the pooling of interests method of accounting. Accordingly, our consolidated financial statements for all periods presented have been restated to include the financial statements of PST.

  In July 1998, we acquired HDI, which develops robotics equipment used by semiconductor manufacturers. The transaction was accounted for using the purchase method of accounting.

  In August 1999, we acquired PAT, which develops continuous flow transport systems for use in semiconductor manufacturing facilities. The transaction was accounted for using the purchase method of accounting.

  In 2000, we increased our ownership percentage of MECS, a Japanese engineering and robotics manufacturing company, to 95.3 percent. We subsequently merged MECS into AJI. The transactions were accounted for using the purchase method of accounting.

  In February 2001, we acquired AMP, a manufacturer of precision parts. The transaction was accounted for using the purchase method of accounting.

  In February 2001, we acquired SemiFab, a manufacturer of environmental control equipment and a contract manufacturer. The transaction was accounted for using the purchase method of accounting.

Fiscal Years Ended March 31, 1999, 2000 and 2001

  The following table sets forth the percentage of net sales represented by certain consolidated statements of operations data for the periods indicated:

                                                        Fiscal Year Ended
                                                            March 31,
                                                        ---------------------
                                                        1999    2000    2001
                                                        -----   -----   -----
Net sales.............................................. 100.0 % 100.0 % 100.0 %
Cost of sales..........................................  64.4    54.3    62.2
                                                        -----   -----   -----
  Gross profit.........................................  35.6    45.7    37.8
                                                        -----   -----   -----
Operating expenses:
  Research and development.............................  19.4     9.6     9.0
  Selling, general and administrative..................  43.3    24.9    18.4
  In-process research and development of acquired
   business and product line...........................   7.6     2.2     --
  Amortization of acquired intangible assets...........   1.8     1.1     1.4
  Non-recurring charges................................   6.0     1.0     0.2
                                                        -----   -----   -----
  Total operating expenses.............................  78.1    38.8    29.0
                                                        -----   -----   -----
  Operating income (loss).............................. (42.5)    6.9     8.8
Other income (expense), net............................   1.9     0.9     0.7
                                                        -----   -----   -----
Income (loss) before provision (benefit) for income
Taxes and cumulative effect of change in accounting
 principle............................................. (40.6)    7.8     9.5
Provision (benefit) for income taxes................... (11.6)    3.3     3.5
                                                        -----   -----   -----
Income (loss) before effect of change in accounting
 policy................................................ (29.0)    4.5     6.0
Cumulative effect of change in accounting principle,
 net of tax benefit....................................   --      --     (0.5)
                                                        -----   -----   -----
Net income (loss)...................................... (29.0)%   4.5 %   5.5 %
                                                        =====   =====   =====

  Net sales. Our net sales in the fiscal year ended March 31, 2000 increased by 142.8 percent to $225.6 million from $92.9 million for the fiscal year ended March 31, 1999. Net sales in the fiscal year ended March 31, 2001 increased 117.9 percent to $491.5 million. Our fiscal year 1999 net sales were negatively impacted by reduced capital spending by semiconductor manufacturers because of a slowdown in Asian economies and demand for semiconductor devices. Fiscal year 2000, on the other hand, benefited from a sharp upturn in capital spending by semiconductor manufacturers and our 200mm product market leadership and positioning. Our increase in net sales in fiscal year 2001 over fiscal year 2000 resulted from approximately $52.7 million of net sales contributed by MECS, AMP and SemiFab, which were not part of our consolidated results for fiscal year 2000, and continued growth in demand for our other products. While we had sequential growth in net sales for the first three quarters of fiscal year 2001, fourth quarter net sales declined by 10.1 percent from the third quarter. This decline resulted from a substantial reduction in capital spending by semiconductor manufacturers worldwide. We experienced a material decline in net sales of our 200mm products, which was partially offset by increased sales of our 300mm products. For the first quarter of fiscal year 2002, we currently expect that net sales will be $65.0 to $70.0 million.

  Our international sales, including the local revenues recorded at our foreign locations, were as follows (dollars in millions):

                                              Fiscal Year Ended March 31,
                                         ----------------------------------------
                                             1999          2000          2001
                                         ------------  ------------  ------------
                                                % of          % of          % of
                                           $    Sales    $    Sales    $    Sales
                                         ------ -----  ------ -----  ------ -----
   Taiwan............................... $ 31.1 33.5%  $ 78.9 35.0%  $ 98.3 20.0%
   Japan................................    8.1  8.7     30.7 13.6    102.8 20.9
   Other................................    4.2  4.5     17.9  7.9     58.3 11.9
                                         ------ ----   ------ ----   ------ ----
     Total Asia.........................   43.4 46.7    127.5 56.5    259.4 52.8
   Europe...............................    4.1  4.4      7.9  3.5     39.8  8.1
                                         ------ ----   ------ ----   ------ ----
     Total International................ $ 47.5 51.1%  $135.4 60.0%  $299.2 60.9%
                                         ====== ====   ====== ====   ====== ====

  Direct sales to international customers remain a substantial portion of our net sales. The increase in Japan's share of our international net sales in fiscal year 2001 is due to the $45.8 million contribution to net sales from MECS products. During fiscal year 2001, we achieved our first sales in Malaysia to two new semiconductor manufacturers, and our systems were shipped to the People's Republic of China for a new semiconductor manufacturing facility of a major U.S. electronics company. Net sales to our European customers in fiscal year 2001 grew by approximately 406 percent compared to fiscal year 2000 net sales. This increase was primarily the result of our ability to leverage a successful retrofit of a Texas Instruments U.S. semiconductor facility using SMIF technology to win a subsequent Texas Instruments 200mm project in Germany. As 300mm products comprise a higher percent of our net sales, over time we expect that U.S. sales will continue to grow as a percent of total net sales. This is because most of our 300mm products will be sold to OEMs, most of which are located in the United States and Japan and, to a lesser extent, in Europe.

  During fiscal year 2001, we had one reportable segment. The net sales by product or service categories comprising our net sales for the three fiscal years ended March 31, 1999, 2000 and 2001 were as follows (dollars in thousands):

                                                    Fiscal Year Ended March 31,
                                                    ----------------------------
                                                      1999     2000      2001
                                                    -------- --------- ---------
   SMIF Systems.................................... $ 66,609 $ 175,363 $ 334,143
   Robotics........................................    6,323    14,191    73,976
   SMART Traveler Systems..........................    6,227    14,527    38,962
   Non-SMIF Systems................................    8,794    11,208    34,815
   Services & other................................    4,995    10,265     9,646
                                                    -------- --------- ---------
     Total......................................... $ 92,948 $ 225,554 $ 491,542
                                                    ======== ========= =========

  Gross profit. Our gross profit was 35.6 percent, 45.7 percent and 37.8 percent of net sales for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. Gross profit in fiscal year 1999 was negatively impacted because we were unable to reduce our manufacturing overhead to compensate for the 49.0 percent decrease in revenues compared to fiscal year 1998. We also increased our inventory reserves by $2.3 million during fiscal year 1999 in response to a rapid decline in sales activity during that period resulting in increased excess and obsolete inventories. In addition, significant orders were received and shipped near the end of each quarter requiring higher levels of overtime by our employees. During fiscal year 2000, the increase in gross profit resulted from the combined effect of materials cost reduction achieved through product re-design efforts and the dramatically increased rate of absorption of fixed costs resulting from the
142.8 percent increase in net sales over fiscal year 1999. The decrease in our gross profit in fiscal year 2001 to 37.8 percent is primarily due to the acquisition of a majority ownership interest in MECS in late March 2000, other changes in product mix and the need to take substantial inventory and loss reserves in the fourth quarter of fiscal year 2001. Since we acquired a majority ownership interest in MECS, we have made substantial improvements in the gross profit at MECS through cost reduction engineering efforts and improved absorption of fixed manufacturing overhead through higher sales volumes. However, the gross profit on MECS' products is significantly lower than the average gross profit produced on our other products. Other changes in product mix that negatively impacted our fiscal year 2001 gross profit include the increase in the percent of net sales of 300mm products. As our 300mm products are still very early in their product life cycle, the gross profit on these products are significantly lower than on our 150mm and 200mm products. In March 2001, we expensed $23.3 million for excess inventories, purchase commitments and losses on system sales for which future revenue would not cover our expected costs to complete. In the first quarter of fiscal year 2002, we currently expect that gross profit will be in the range of 25.0 to
28.0 percent of net sales.

  Research and development. Research and development expenses were $18.0 million, $21.6 million and $44.3 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively, representing 19.4 percent, 9.6 percent and
9.0 percent of net sales for the respective periods then ended. We increased research and development spending in both fiscal years 2000 and 2001 to support ongoing product development needs of acquired companies. This increase is also due to increased spending to support our new SMIF-300 product series, Plus Portal, transport product technologies, robotic products and increased expenditures for the development of automated material handling technology for the 300mm market. Our research and development expenses as a percent of net sales can vary significantly based on the level of net sales and our need to continue investing in research and development activities to remain competitive. We capitalize certain legal costs related to our patents. We have not capitalized costs associated with software development because such costs incurred to date that are eligible for capitalization have not been material. We expect our research and development activities and related expenditures to increase in absolute dollars in future periods.

  Selling, general and administrative. Selling, general and administrative expenses were $40.2 million, $56.2 million and $90.4 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively, representing 43.3 percent, 24.9 percent and 18.4 percent of net sales for the respective periods then ended. Selling, general and administrative expenses as a percent of net sales are subject to significant variation with changes in net sales because it consists of many activities that have costs which are either fixed or semi-variable. Selling and marketing expenses were $14.7 million, $21.4 million and $52.3 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively, representing 15.8 percent, 9.5 percent and 10.6 percent of net sales for the respective periods then ended. The increasing trend in selling and marketing expenses in the fiscal years ended March 31, 1999, 2000 and 2001 is the result of our expanding presence in Europe, Japan and Asia. General and administrative expenses were $25.5 million, $34.8 million and $38.1 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively, representing 27.5 percent, 15.4 percent and 7.8 percent of net sales for the respective periods then ended. General and administrative expenses have increased largely as a result of our acquisitions in fiscal years 2000 and 2001. In fiscal year 2000, we also increased our infrastructure to support the
142.8 percent increase in net sales. As a result of our acquisitions during the last three years, we currently operate with a number of independent systems. In order to position ourselves for future growth opportunities, we will need to increase our investment in administrative systems and processes which will increase the fixed costs associated with general and administrative functions. While these investments should provide long-term productivity improvements, our transition to new systems may result in increased expense levels before expense reductions from any productivity improvements are realized.

  Amortization of acquired intangible assets. Amortization expenses relating to acquired intangible assets were $1.6 million, 2.6 million and $7.0 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively, representing 1.8 percent, 1.1 percent and 1.4 percent of net sales for the respective periods then ended. We amortize the acquired intangible assets over periods ranging from four to fourteen years.

  Non-recurring charges. In the fiscal year ended March 31, 1999 we underwent significant restructuring of our operations to reduce our cost structure in response to a 49.0 percent reduction in net sales. We also restructured activities in Japan and Europe to reposition those activities to compete more effectively. In addition, we repositioned or eliminated certain product offerings. The restructuring resulted in terminating the employment of 110 U.S. employees and 30 international employees. During fiscal year 2000, we decided to move to a purely direct sales channel in Japan, replacing a distributorship arrangement. As a result, we paid a fee of $2.5 million to cancel the distribution agreement. In the fourth quarter of fiscal 2001, in response to the drop in net sales and new orders in the fourth quarter, we reduced our workforce by approximately 149 regular full-time employees and approximately 150 temporary employees and contractors primarily based in Fremont, California, and shut down a small manufacturing facility in Japan. The charge associated with these actions was $1.0 million.

  In-process research and development of acquired businesses and product line. Charges to in-process research and development of acquired businesses and product line were $7.1 million and $4.9 million for the fiscal years ended March 31, 1999 and 2000 respectively, representing 7.6 percent and 2.2 percent of net sales for the respective periods then ended. There were no charges in fiscal year 2001. During the fiscal year ended March 31, 1999, we completed the acquisitions of the FluoroTrac product line and HDI. We accounted for the acquisition of HDI using the purchase method of accounting during the quarter ended September 30, 1998. In connection with the purchase price allocation of FluoroTrac, we recorded a write-off of approximately $1.2 million of in-process research and development costs in the quarter ended June 30, 1998. In connection with the purchase price allocation of HDI, we recorded a write-off of approximately $5.9 million of in-process research and development costs in the quarter ended September 30, 1998. During the year ended March 31, 2000, we completed the acquisition of PAT and a majority interest in MECS. The PAT acquisition was accounted for using the purchase method of accounting during the quarter ended September 30, 1999 and the MECS acquisition was accounted for using the purchase method of accounting during the quarter ended March 31, 2000. In connection with the purchase price allocation of PAT, we recorded a write-off of approximately $4.0 million of in-process research and development costs in the quarter ended September 30, 1999. In connection with the purchase price allocation of MECS we recorded a write-off of approximately $0.9 million of in-process research and development costs in the quarter ended March 31, 2000. The decision to write-off these costs was primarily due to the fact that the acquired in-process research and development related to the FluoroTrac product line, HDI, PAT and MECS had not yet reached technological feasibility and had no perceived alternative future uses. Actions and comments regarding other companies from the Commission have indicated that they are reviewing the current valuation methodology of purchased in-process research and development relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process research and development we have previously expensed. This would result in the restatement of our previously filed financial statements and could have a material negative impact on the financial results for the period subsequent to the particular acquisition.

  Other income (expense), net. Other income (expense), net was $1.7 million, $2.1 million and $3.7 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively, representing 1.9 percent, 0.9 percent and 0.7 percent of net sales for the respective periods then ended. The decrease as a percentage of net sales during fiscal year 2000 over fiscal year 1999 was largely due to the 142.8 percent increase in net sales activity during fiscal year 2000. The decrease as a percentage of net sales during fiscal year 2001 over fiscal year 2000 was largely due to the 117.9 percent increase in net sales activity during fiscal year 2001. Although other income (expense), net, has fluctuated over the past several years, other income (expense), net, has increased primarily because of the increase in interest income on our increasingly higher cash levels.

  Provision (benefit) for income taxes. Provision (benefit) for income taxes were ($10.8) million, $7.5 million, and $17.2 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively, representing an effective tax rate of 28.6 percent, 42.8 percent and 36.8 percent for the respective periods then ended. In fiscal year 2001, we experienced a lower effective tax rate compared to the prior year's effective tax rate of 42.8 percent due to the impact of prior year non-deductible in-process research and development write-offs related to the acquisition of PAT and MECS, respectively.

  As of March 31, 2001, we have recorded a net deferred tax asset of approximately $20.1 million, of which $4.3 million relates to net operating loss carryforwards and tax credits generated by us and our domestic subsidiaries. These net operating loss carryforwards and tax credits expire at various dates through March 31, 2021. Included in this amount are pre-merger Federal net operating loss carryforwards of approximately $3.5 million generated by PAT, PST and SemiFab, which will expire at various dates through March 31, 2021. The utilization of the net operating losses are subject to annual limitations due to the "change in ownership" provisions of the Internal Revenue Code. As of March 31, 2001, $7.3 million of the MECS deferred tax asset related to pre-merger foreign net operating loss carryforwards, which expire in 2005. The deferred tax asset related to these foreign net operating loss carryforwards is included in the foreign deferred tax asset related to MECS. The utilization of the foreign net operating loss carryforwards is subject to the ability of MECS to generate future foreign taxable income. A valuation allowance has been recorded related to pre-merger net operating losses and other deferred tax assets of PST, AMP, SemiFab and MECS of approximately $1.6 million, $0.1 million, $1.1 million and $10.2 million, respectively. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. Although the deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

  Cumulative effect on an accounting change, net of tax. We recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million, or a loss of $0.07 per diluted share, to reflect the cumulative effect of the accounting change to comply with SAB 101 as of the beginning of the year.

Selected Quarterly Financial Data

  The following table sets forth our unaudited consolidated statement of operations for each of the eight quarterly periods ended March 31, 2001. The data for the four quarterly periods for fiscal year 2000 show the pro forma effect of applying SAB 101 throughout fiscal year 2000, and reconciles the differences with those amounts previously reported. The data for the four quarterly periods for fiscal year 2001 show the effect of restating the first three quarters of fiscal year 2001 as if the provisions of SAB 101 had been applied, and reconciles the differences with those amounts previously reported. You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

  The first three quarters of our fiscal year end on a Saturday, and thus the actual date of the quarter-end is usually different from the quarter-end dates used throughout this Form 10-K (in thousands, except for per share amounts):

                                 Fiscal Quarter Ended                    Fiscal Quarter Ended
                          --------------------------------------  --------------------------------------
                          Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31,
                            1999      1999      1999      2000      2000      2000      2000      2001
                          --------  --------  --------  --------  --------  --------  --------  --------
                            Pro       Pro       Pro       Pro     Restated  Restated  Restated  Restated
                           Forma     Forma     Forma     Forma
Net Sales
 As previously reported.  $ 27,086  $ 40,696  $63,816   $93,956   $123,671  $126,922  $127,439  $115,079
 Effect of change in
  accounting principle..      (826)     (474)    (984)   (2,752)    (1,188)     (922)      541       --
 After the effect of SAB
  101...................    26,260    40,222   62,832    91,204    122,483   126,000   127,980   115,079
Cost of Sales
 As previously reported.    15,840    22,327   34,505    49,827     67,604    67,458    70,451   101,503
 Effect of change in
  accounting principle..        10        13       32     1,213       (453)     (301)     (466)      --
 After the effect of SAB
  101...................    15,830    22,314   34,473    48,614     67,151    67,157    69,985   101,503
Gross profit
 As previously reported.    11,246    18,369   29,311    44,129     56,067    59,464    56,988    13,576
 Effect of change in
  accounting principle..      (816)     (461)    (952)   (1,539)      (735)     (621)    1,007       --
 After the effect of SAB
  101...................    10,430    17,908   28,359    42,590     55,332    58,843    57,995    13,576
Operating Expenses:
 Research and
  development...........     4,235     4,456    5,298     7,595      9,721    10,851    12,042    11,649
 Selling, general and
  administrative........    10,728    11,729   15,333    18,456     21,451    22,984    24,237    21,763
 Amortization of
  acquired intangible
  assets................       614       614      676       681      1,702     1,366     1,336     2,559
 In-process research and
  development of
  acquired business.....       --      4,000      --        884        --        --        --        --
 Non-recurring charges..       --        --       --      2,300        --        --        --        979
 Total operating
  expenses..............    15,577    20,799   21,307    29,916     32,874    35,201    37,615    36,950
Operating (loss) income
 As previously reported.    (4,331)   (2,430)   8,004    14,213     23,193    24,263    19,373   (23,374)
 Effect of change in
  accounting principle..      (816)     (461)    (952)   (1,539)      (735)     (621)    1,007       --
 After the effect of SAB
  101...................    (5,147)   (2,891)   7,052    12,674     22,458    23,642    20,380   (23,374)
Other income (expense),
 net....................       (14)      299      803       983      1,311     1,648       469       227
Income (loss) before
 provision for income
 taxes
 As previously reported.    (4,345)   (2,131)   8,807    15,196     24,504    25,911    19,842   (23,147)
 Effect of change in
  accounting principle..      (816)     (461)    (952)   (1,539)      (735)     (621)    1,007       --
 After the effect of SAB
  101...................    (5,161)   (2,592)   7,855    13,657     23,769    25,290    20,849   (23,147)
Provision (benefit) for
 income taxes
 As previously reported.    (1,477)      635    2,966     5,384      8,619     8,937     6,724    (6,906)
 Effect of change in
  accounting principle..      (274)     (155)    (319)     (514)      (239)     (228)      322       --
 After the effect of SAB
  101...................    (1,751)      480    2,647     4,870      8,380     8,709     7,046    (6,906)
Net income (loss)
 As previously reported.    (2,868)   (2,766)   5,841     9,812     15,885    16,974    13,118   (16,241)
 Effect of change in
  accounting principle..      (542)     (306)    (633)   (1,025)      (496)     (393)      685       --
 Cumulative effect of
  change in accounting
  principle.............       --        --       --        --      (2,506)      --        --        --
Net income (loss).......   ($3,410)  ($3,072) $ 5,208   $ 8,787   $ 12,883  $ 16,581  $ 13,803  $(16,241)
Basic Earnings (loss)
 Per Share:
 Earnings (loss) per
  share before
  cumulative effect of
  change in accounting
  principle
 As previously reported.  $  (0.12) $  (0.11) $  0.20   $  0.31   $   0.49  $   0.53  $   0.40  $  (0.48)
 Effect of change in
  accounting principle..  $  (0.02) $  (0.01) $ (0.02)  $ (0.03)  $  (0.01) $  (0.02) $   0.03       --
 After the effect of SAB
  101...................  $  (0.14) $  (0.12) $  0.18   $  0.28   $   0.48  $   0.51  $   0.43  $  (0.48)
 Cumulative effect of
  change in accounting
  principle.............       --        --       --        --    $  (0.08)      --        --        --
 Earnings after
  cumulative effect of
  change in accounting
  principle.............  $  (0.14) $  (0.12) $  0.18   $  0.28   $   0.40  $   0.51  $   0.43  $  (0.48)
Diluted Earnings (loss)
 Per Share:
 Earnings (loss) per
  share before
  cumulative effect of
  change in accounting
  principle
 As previously reported.  $  (0.12) $  (0.11) $  0.18   $  0.27   $   0.45  $   0.49  $   0.39  $  (0.48)
 Effect of change in
  accounting principle..  $  (0.02) $  (0.01) $ (0.02)  $ (0.03)  $  (0.02) $  (0.01) $   0.02       --
 After the effect of SAB
  101...................  $  (0.14) $  (0.12) $  0.16   $  0.24   $   0.43  $   0.48  $   0.41  $  (0.48)
 Cumulative effect of
  change in accounting
  principle.............       --        --       --        --    $  (0.07)      --        --        --
 Earnings (loss) after
  cumulative effect of
  change in accounting
  principle.............  $  (0.14) $  (0.12) $  0.16)  $  0.24   $   0.36  $   0.48  $   0.41  $  (0.48)
Shares used in per share
 calculation:
 Basic..................    24,456    25,656   28,964    31,345     32,162    32,308    32,416    33,901
 Diluted................    24,456    25,656   32,722    35,999     35,377    34,840    33,937    33,901

New Accounting Pronouncement

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because we do not currently hold any derivative instruments and do not currently engage in any material hedging activities, we believe that the application of SFAS No. 138 will not have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

  Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings and cash generated from operations. As of March 31, 2001, we had approximately $34.7 million in cash and cash equivalents, $52.5 million in restricted cash equivalents and short-term investments, $3.0 million in short-term investments, $179.2 million in working capital and $5.5 million in long-term debt and finance leases.

  Cash flows from operating activities. Net cash provided by operating activities in fiscal year 2001 was $31.0 million. The net cash provided by operating activities in 2001 was primarily attributable to our net income of $27.0 million and non-cash charges to net income including depreciation and amortization of $16.4 million and inventory reserve adjustments of $16.5 million, partially offset by an increase in inventories of $34.6 million and a decrease in accounts payable of $11.8 million.

  Cash flows from investing activities. Net cash used in investing activities in fiscal year 2001 was $9.0 million. We used $52.5 million in connection with a synthetic lease for land and land improvements. In addition, we used $3.1 million in connection with the acquisition of additional ownership interest in MECS, $20.7 million in connection with the acquisition of AMP and $5.2 million in connection with the acquisition of SemiFab. We also used $17.9 million to modify our facilities and purchase new equipment and furniture used in our operations. The uses were partially offset by the sale of short-term investments of $90.4 million, net.

  Cash flows from financing activities. During fiscal year 2001, we made net principal payments on short-term and long-term debt and finance leases of $4.5 million. During fiscal year 2001, we issued 568,380 shares of common stock in connection with our employee stock programs for an aggregate of $4.6 million.

  Effective as of June 30, 2000, we entered into a synthetic lease transaction with ABN AMRO Bank N.V., or ABN, as agent for certain lenders, to acquire and finance certain unimproved real property in Fremont, California. In connection with that transaction, we leased the real property, committed to payments aggregating $38,295,000 plus interest over a five-year lease period and agreed to construct a manufacturing and campus facility on the property thereon. Effective February 21, 2001, we amended the agreement with ABN to obtain ABN's commitment to fund an additional sum of approximately $61,705,000 for construction of improvements to the property, of which $2.6 million was advanced by the syndicate for certain engineering costs incurred in preparation for making leasehold improvements to the land. Due to changes in our infrastructure needs, we later determined not to proceed with development of the property as required by the agreements, and effective May 30, 2001, amended our agreements with ABN and committed to purchase the property for an aggregate purchase price of $38,295,000 plus interest and other charges on or before December 31, 2001. Under these latest amendments, we are, among other things, released from our obligation to improve the property and ABN is released from its commitment to fund construction costs. We have not yet determined whether to sell the property or hold it for future development or sale. we believe that the current fair market value of the land is substantially less than the original purchase price due to a decline in the real estate market in the Freemont area. If sold in today's market, we estimate that proceeds from the sale would be in the range of $10 to 20 million less than the amount due to the bank syndicate. We also believe that we will be required to record an impairment charge or other reserve with respect to the land during the quarter ending June 30, 2001, the exact size of which has not yet been determined.

  We anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements until the end of fiscal year 2002. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. Such financing may not be available to us on a timely basis if at all or, if available, on terms acceptable to us and not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego acquisition opportunities which could reduce our revenues, increase our losses, and harm our business.

ITEM 7A--Quantitative and Qualitative Disclosures Regarding Market Risks

  Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates.

  The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 2001. All investments mature, by policy, in twelve months or less (dollars in thousands). Restricted cash equivalents and restricted short-term investments represent amounts that are restricted as to their use in accordance with a lease agreement more fully described in Note 8 to our financial statements.

                                                                       Average
                                                              Carrying Interest
                                                               Amount    Rate
                                                              -------- --------
   CASH EQUIVALENTS:
   U.S. corporate debt securities............................ $ 10,150   3.98%
   Debt securities issued by States of the United States and
    Political subdivisions of the States.....................    4,000   3.68%
                                                              --------   ----
     Total Cash Equivalents.................................. $ 14,150   3.90%
                                                              ========   ====
   SHORT-TERM INVESTMENTS:
   U.S. corporate debt securities............................ $  3,000   7.38%


   RESTRICTED CASH EQUIVALENTS:
   U.S. corporate debt securities............................ $  9,750   4.12%
   Debt securities issued by States of the United States and
    Political subdivisions of the States..................... $  6,400   3.64%
                                                              --------   ----
     Total Restricted Cash Equivalents....................... $ 16,150   3.93%
                                                              ========   ====

   RESTRICTED SHORT-TERM INVESTMENTS:
   U.S. corporate debt securities............................ $ 21,100   4.55%
   Debt securities issued by States of the United States and
    Political subdivisions of the States.....................   15,250   4.09%
                                                              --------   ----
     Total Restricted Short-Term Investments................. $ 36,350   4.36%
                                                              ========   ====

  Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary foreign currency cash flows are located in Japan, Europe, Singapore and Taiwan. Although we and our subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. There can be no assurance that foreign currency risk will not be a material impact on our financial position, results of operations or cash flow in the future.

ITEM 8--Financial Statements and Supplementary Data

  Our Financial Statements and notes thereto and Financial Statement Schedules appear on pages 38-65 of this Form 10-K.

ITEM 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10--Directors and Executive Officers of the Registrant

  The information required by this item concerning our directors and executive officers is incorporated by reference from our Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year.

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

                                    PART IV

ITEM 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) (1) Index to Financial Statements

    The Financial Statements required by this item are submitted in a
    separate section beginning on page   of this report.

                                                                            Page
                                                                            ----
     Report of Independent Public Accountants..............................  38
     Report of Independent Auditor's of PST................................  39
     Report of Independent Public Accounts of MECS.........................  40
     Consolidated Balance Sheets...........................................  41
     Consolidated Statements of Operations.................................  42
     Consolidated Statements of Shareholders' Equity.......................  43
     Consolidated Statements of Cash Flows.................................  44
     Notes to Consolidated Financial Statements............................  45

    (2) Schedule II Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    (3) Exhibits.

  Exhibit
 Number                           Description of Document
 --------                         -----------------------
  2.1 (1)  Stock Purchase Agreement among the Company, Hine Design Incorporated and the Shareholders of Hine Design Incorporated, dated July 2,
           1998.
  2.2 (2)  Agreement and Plan of Merger and Reorganization among the Company,
           PSTI Merger SubAcquisition Corp., Progressive System Technologies,
           Inc., Advent International Investor 11, Envirotech Fund I and Global
           Private Equity Fund 11, dated as of June 2, 1999.
  2.3 (3)  Stock Purchase Agreement among the Company, Palo Alto Technologies,
           Inc. ("PAT"), the Shareholders of PAT and the option holders of PAT, dated August 27, 1999.
  2.4 (4)  Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999.
  2.5 (5)  Amendment Agreement between the Company and MECS Corporation, dated
           March 23, 2000.
  2.6 (6)  Agreement and Plan of Merger and Reorganization, dated as of
           December 7, 2000, among Asyst Technologies, Inc., Ramp Acquisition
           Corp., Advanced Machine Programming, Inc., New AMP LLC, Matlock
           Charles Rowe & Company and the Selling Shareholders.
  2.7 (7)  Agreement and Plan of Merger and Reorganization, dated as of
           December 7, 2000, among Asyst Technologies, Inc., Tin Man
           Acquisition Corp., SemiFab, Inc. and certain principal shareholders of SemiFab.
  2.8      Agreement and Plan of Merger and Reorganization, dated as of May 22,
           2001, among Asyst Technologies, Inc., Gem Acquisition Corp., GW
           Associates, Inc. and John S. Ghiselli.
  3.1 (8)  Amended and Restated Articles of Incorporation of the Company.
  3.2 (8)  Bylaws of the Company.
  3.3 (3)  Certificate of Amendment of the Amended and Restated Articles of
           Incorporation, filed September 24, 1999.
  3.4 (9)  Second Certificate of Amendment of the Amended and Restated Articles
           of Incorporation, filed October 5, 2000.
  4.1 (10) Rights Agreement among the Company and Bank of Boston, N. A., as
           Rights Agent, dated June 25, 1998.

  Exhibit
 Number                           Description of Document
 --------                         -----------------------
  4.2  (2) Common Stock Purchase Agreement, dated as of May 26, 1999.
 10.1  (8) Form of Indemnity Agreement entered into between the Company and its directors and officers.
 10.2 (11) Company's 1993 Stock Option Plan and related form of stock option agreement.
 10.3  (8) Company's 1993 Employee Stock Purchase Plan and related offering document.
 10.4  (8) Company's 1993 Non-Employee Directors' Stock Option Plan and related offering document.
 10.5  (8) Hewlett-Packard SMIF License Agreement dated June 6, 1984.
 10.6 (12) Lease Agreement between the Company and the Kato Road Partners dated
           February 16, 1995.
 10.7 (13) Asset Purchase Agreement between Palo Alto Technologies, Inc., the
           Company and Asyst Automation, Inc., dated September 30, 1997.
 10.8 (14) Loan Agreement A, between the Company and Terry Moshier, and the
           Promissory Note Secured by Deed of Trust, all dated August 1, 1997.
 10.9 (14) Loan Agreement B and Loan Pledge Agreement, between the Company and
           Terry Moshier, and Promissory Note, all dated August 1, 1997.
 10.10(15) Secured Promissory Note between the Company and Dennis Riccio, Dated
           November 16, 1998.
 10.11(15) Secured Promissory Note between the Company and Dennis Riccio, Dated
           February 1, 1999.
 10.12(16) Employment and Compensation Agreement between the Company and Mihir
           Parikh, dated April 1, 1999.
 10.13 (3) Lease Agreement between Aetna Life Insurance Company and Hine
           Design, Incorporated, dated August 4, 1995.
 10.14 (3) Industrial Space Lease Agreement between the Company and PEN
           Associates, dated November 13, 1995.
 10.15 (3) Lease Agreement between SL-6 Partners, Ltd. and Progressive System
           Technologies, Inc. dated November 20, 1995.
 10.16 (3) Sublease Agreement between Progressive System Technologies, Inc. and
           Group, Inc., dated December 3, 1996.
 10.17 (3) Industrial Space Lease Agreement between the Company and PEN
           Associates, dated December 14, 1997.
 10.18 (3) Separation Agreement between the Company and William B. Leckonby, dated November 9, 1998.
 10.19 (3) Amendment to Lease Agreement between the Company and the Kato Road
           Partners, dated July 30, 1999.
 10.20 (3) Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.
 10.21(17) Lease agreement between the Company and Exar Corporation, dated
           October 18, 1999.
 10.22(18) Employment Agreement between the Company and James C. Mitchener,
           Ph.D., dated March 28, 2000.
 10.23(19) Employment Agreement between the Company and Pat Boudreau, dated May
           25, 2000.
 10.24(19) Master Lease between the Company and Lease Plan North America, Inc., dated June 30, 2000.
 10.25     Second Amended and Restated Participation Agreement among the
           Company, Lease Plan North America, Inc., ABN Amro Bank N.V., and
           Certain Other Banks and Financial Institutions, dated February 21,
           2001
 10.26     First Amendment to Second Amended and Restated Participation
           Agreement and Other Operative Documents and Termination of Certain
           Operative Documents, dated May 25, 2001.
 10.27     Employment Agreement between the Company and Stephen S. Schwartz,
           Ph.D., dated January 11, 2001.
 21.1      Subsidiaries of the Company.
 23.1      Consent of Arthur Andersen LLP, Independent Public Accountants.
 23.2      Consent of Ernst and Young LLP, Independent Auditors.
 23.3      Consent of Deloitte and Touche Tohmatsu, Independent Public
           Accountants.
 99.1 (20) Palo Alto Technologies, Inc. 1997 Stock Plan and related stock option agreement.
 99.2 (20) Progressive System Technologies, Inc. 1995 Stock Option/Stock
           Issuance Plan and related notice document.

  (c) See Exhibits listed under Item 14 (a)(3).

  (d) The Financial Statement schedules required by this item are listed under Item 14 (a)(2).
--------
 (1) Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on August 14, 1998, and incorporated herein by reference.
 (2) Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 18, 1999, and incorporated herein by reference.
 (3) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities Exchange Commission on October 21, 1999, and incorporated herein by reference.
 (4) Previously filed as an Exhibit to our Registration Statement on Form S-3/A, File No. 333-89489, filed with the Securities Exchange Commission on October 29, 1999, and incorporated herein by reference.
 (5) Previously filed as an Exhibit to our Current Report on Form 8-K/A, filed with the Securities Exchange Commission on June 6, 2000, and incorporated herein by reference.
 (6) Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-54924, filed with the Securities Exchange Commission on February 2, 2001, and incorporated herein by reference.
 (7) Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-56068, filed with the Securities Exchange Commission on February 23, 2001, and incorporated herein by reference.
 (8) Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities Exchange Commission on July 19,1993, and incorporated herein by reference.
 (9) Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities Exchange Commission on July 31, 2000, and incorporated herein by reference.
(10) Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 29, 1998, and incorporated herein by reference.
(11) Previously filed as an Exhibit to our Registration Statement on Form S-1, File No. 333-88246, filed with the Securities Exchange Commission on February 13, 1995, and incorporated herein by reference.
(12) Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities Exchange Commission on July 19, 1995, and incorporated herein by reference.
(13) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the Securities Exchange Commission on November 10, 1997 (confidential treatment granted), and incorporated herein by reference.
(14) Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 1998, filed with the Securities Exchange Commission on June 29, 1998, and incorporated herein by reference.
(15) Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999, filed with the Securities Exchange Commission on June 29, 1999, and incorporated herein by reference.
(16) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Securities Exchange Commission on August 16, 1999, and incorporated herein by reference.
(17) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed with the Securities Exchange Commission on February 14, 2000, and incorporated herein by reference.
(18) Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities Exchange Commission on June 29, 2000, and incorporated herein by reference.
(19) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities Exchange Commission on August 14, 2000, and incorporated herein by reference.
(20) Previously filed as an Exhibit to our Registration Statement on Form S-8, File No. 333-94619, filed with the Securities Exchange Commission on January 13, 2000, and incorporated herein by reference.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Asyst Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of Asyst Technologies, Inc. (a California corporation) and subsidiaries (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated balance sheet of MECS Corporation (a Japanese corporation) and subsidiaries ("MECS"), a company acquired on March 23, 2000 in a transaction accounted for using the purchase method of accounting, as discussed in Note 15. Such balance sheet is included in the consolidated balance sheet of the Company as of March 31, 2000 and reflects total assets of 12 percent (before giving effect to purchase accounting). We also did not audit the consolidated statement of operations, shareholders' equity and cash flows of Progressive System Technologies, Inc. (a Texas corporation) and subsidiary ("PST") for the year ended December 31, 1998. PST was acquired on June 2, 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 13. Such statements are included in the consolidated financial statements of the Company and reflect total revenues of 10 percent of the consolidated statement of operations for the year ended March 31, 1999. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for PST and MECS, is based solely upon the report of the other auditors.

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

  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Asyst Technologies, Inc. as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with the accounting principles generally accepted in the United States.

  As discussed in Note 2 to the consolidated financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Accounting Bulletin No. 101 (SAB 101) " Revenue Recognition in Financial Statements".

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

San Jose, California
April 27, 2001

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

                                          DELOITTE TOUCHE TOHMATSU

Nagoya, Japan
April 28, 2000

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $ 34,749  $ 12,638
  Restricted cash equivalents and short-term investments...   52,500       --
  Short-term investments...................................    3,000    93,450
  Accounts receivable, net of allowances for doubtful
   accounts of $3,795 and $2,809 in 2001 and 2000,
   respectively............................................   77,660    74,278
  Inventories..............................................   76,972    49,482
  Deferred tax asset.......................................   20,068    20,501
  Prepaid expenses and other...............................   16,017    15,368
                                                            --------  --------
    Total current assets...................................  280,966   265,717
                                                            --------  --------
PROPERTY AND EQUIPMENT:
  Land.....................................................    1,985     2,391
  Buildings................................................    4,708     5,941
  Leasehold improvements...................................   10,365     5,398
  Machinery and equipment..................................   24,370    18,830
  Office equipment, furniture and fixtures.................   29,799    18,446
                                                            --------  --------
                                                              71,227    51,006
  Less--Accumulated depreciation and amortization..........  (31,067)  (23,694)
                                                            --------  --------
                                                              40,160    27,312
INTANGIBLE AND OTHER ASSETS, net of accumulated
 amortization of $12,875 and $5,296 in 2001 and 2000,
 respectively..............................................   87,306    36,171
                                                            --------  --------
                                                            $408,432  $329,200
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term loans, notes payable and cash overdraft....... $ 28,776  $ 22,816
  Current portion of long-term debt and finance leases.....    1,791     5,285
  Accounts payable.........................................   29,560    38,638
  Accrued liabilities and other............................   36,495    27,428
  Deferred revenue.........................................    5,190       --
                                                            --------  --------
    Total current liabilities..............................  101,812    94,167
                                                            --------  --------
LONG-TERM LIABILITIES
  Long-term debt and finance leases, net of current
   portion.................................................    3,683       910
  Other long-term liabilities..............................      474     1,017
                                                            --------  --------
    Total long-term liabilities............................    4,157     1,927
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES (see Notes 8 and 18)


SHAREHOLDERS' EQUITY:
  Common Stock, no par value
    Authorized shares--300,000,000
    Outstanding shares--34,602,343 and 31,957,090 shares in
     2001 and 2000, respectively...........................  282,925   240,594
  Retained earnings (deficit)..............................   19,538    (7,488)
                                                            --------  --------
    Total shareholders' equity.............................  302,463   233,106
                                                            --------  --------
                                                            $408,432  $329,200
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                Fiscal Year Ended March 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
NET SALES.....................................  $491,542   $225,554  $  92,948
COST OF SALES.................................   305,796    122,499     59,895
                                               ---------  ---------  ---------
  Gross profit................................   185,746    103,055     33,053
                                               ---------  ---------  ---------
OPERATING EXPENSES:
  Research and development....................    44,263     21,584     18,027
  Selling, general and administrative.........    90,435     56,246     40,231
  Amortization of acquired intangible assets..     6,963      2,585      1,628
  Non-recurring charges.......................       979      2,300      5,542
  In-process research & development of
   acquired business and product line.........       --       4,884      7,100
                                               ---------  ---------  ---------
    Total operating expenses..................   142,640     87,599     72,528
                                               ---------  ---------  ---------
    Operating income (loss)...................    43,106     15,456    (39,475)
OTHER INCOME (EXPENSE):
  Interest income.............................     4,924      2,590      2,627
  Interest expense............................      (497)       145       (872)
  Other income................................      (772)      (664)       (18)
                                               ---------  ---------  ---------
    Other income, net.........................     3,655      2,071      1,737
                                               ---------  ---------  ---------
    Income (Loss) Before Provision (Benefit)
     for Income Taxes and Cumulative Effect of
     Change in Accounting Principle...........    46,761     17,527    (37,738)
PROVISION (BENEFIT) FOR INCOME TAXES..........    17,229      7,508    (10,807)
                                               ---------  ---------  ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE...............    29,532     10,019    (26,931)
Cumulative Effect of Change in Accounting
 Principle, Net of Tax Benefit of $1,326......    (2,506)       --         --
                                               ---------  ---------  ---------
NET INCOME (LOSS)............................. $  27,026   $ 10,019   $(26,931)
                                               =========  =========  =========
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before cumulative effect of
   change in accounting principle............. $    0.90  $    0.36  $   (1.15)
  Cumulative effect of change in accounting
   principle, net of tax......................     (0.08)       --         --
                                               ---------  ---------  ---------
  Basic net income (loss) per share........... $    0.82  $    0.36  $   (1.15)
                                               =========  =========  =========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before cumulative effect of
   change in accounting principle............. $    0.85  $    0.32  $   (1.15)
  Cumulative effect of change in accounting
   principle, net of tax......................     (0.07)       --         --
                                               ---------  ---------  ---------
  Diluted net income (loss) per share......... $    0.78  $    0.32  $   (1.15)
                                               =========  =========  =========
SHARES USED IN THE PER SHARE CALCULATION:
  Basic.......................................    32,697     27,639     23,460
                                               =========  =========  =========
  Diluted.....................................    34,928     30,986     23,460
                                               =========  =========  =========
Pro forma amounts with the change in
 accounting principle related to revenue
 applied retroactively (unaudited):
  Net sales...................................    N/A      $220,518      *
  Net income..................................    N/A     $   7,513      *
  Net income per share:
    Basic.....................................    N/A     $    0.27      *
    Diluted...................................    N/A     $    0.24      *

--------
* Data is not available in sufficient detail to provide pro forma information for the fiscal year ended March 31, 1999.

  The accompanying notes are an integral part of these consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                             Common Stock     Repurchased Shares    Retained       Total
                          ------------------- --------------------  Earnings   Shareholders'
                            Shares    Amount    Shares     Amount   (Deficit)     Equity
                          ---------- -------- ----------  --------  ---------  -------------
BALANCE, MARCH 31, 1998.  24,269,204 $115,934        --   $    --   $ 13,316     $129,250
  Repurchased common
   stock................         --       --  (1,731,600)  (11,472)      --       (11,472)
  Exercise of common
   stock options........      51,370      178    369,634     2,450    (1,499)       1,129
  Stock options issued
   in acquisition.......         --     1,900        --        --        --         1,900
  Employee stock
   purchase plan........     135,046      725    103,744       687      (103)       1,309
  Issuance of PST
   warrants.............         --       337        --        --        --           337
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --     1,112        --        --        --         1,112
  Net loss..............         --       --         --        --    (26,931)     (26,931)
                          ---------- -------- ----------  --------  --------     --------
BALANCE, MARCH 31, 1999.  24,455,620  120,186 (1,258,222)   (8,335)  (15,217)      96,634
  Exercise of common
   stock options........   2,011,150   11,457      8,222        55       --        11,512
  Stock issues in
   exchange of PST
   redeemable preferred
   stock and redeemable
   preferred
   stock warrants.......     369,398    5,000        --        --        --         5,000
  Common stock issued in
   exchange of PST long-
   term debt............     450,260    5,066        --        --        --         5,066
  Employee stock
   purchase plan........     156,344    1,649        --        --        --         1,649
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --     9,934        --        --        --         9,934
  Board of Directors'
   compensation.........      26,314      125        --        --        --           125
  Common stock issued in
   secondary offering...   4,458,000   84,098        --        --        --        84,098
  Common stock issued in
   private placement....         --     2,689  1,250,000     8,280       --        10,969
  Stock issued in
   acquisition of PAT...      30,004      390        --        --        --           390
  Adjustment to conform
   year end of pooled
   business.............         --       --         --        --     (2,290)      (2,290)
  Net income............         --       --         --        --     10,019       10,019
                          ---------- -------- ----------  --------  --------     --------
BALANCE, MARCH 31, 2000.  31,957,090  240,594        --        --     (7,488)     233,106
  Exercise of common
   stock options........     435,576    2,491        --        --        --         2,491
  Employee stock
   purchase plan........     132,804    2,140        --        --        --         2,140
  Tax benefit realized
   from activity in
   employee stock option
   plans................         --     4,970        --        --        --         4,970
  Shares awarded to
   Board of Directors
   and employees........       4,720      326        --        --        --           326
  Stock issued in
   acquisition of AMP...   1,081,261   19,000        --        --        --        19,000
  Stock issued in
   acquisition of
   SemiFab..............     990,892   13,404        --        --        --        13,404
  Net income............         --       --         --        --     27,026       27,026
                          ---------- -------- ----------  --------  --------     --------
BALANCE, MARCH 31, 2001.  34,602,343 $282,925        --   $    --   $ 19,538     $302,463
                          ========== ======== ==========  ========  ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                     Fiscal Year Ended March
                                                               31,
                                                    ----------------------------
                                                      2001      2000      1999
                                                    --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................  $ 27,026  $ 10,019  $(26,931)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Cumulative effect of change in accounting
   principle, net of tax benefit..................     2,506       --        --
  Adjustments to conform year end of pooled
   business.......................................       --     (2,290)      --
  Changes in net current assets of discontinued
   operations.....................................       --        --      1,438
  Depreciation and amortization...................    16,424     8,331     7,825
  Shares awarded to Board of Directors and
   employees......................................       326       125       --
  Shares issued for accrued interest on PST long-
   term debt......................................       --        166       --
  Discount on accretion on bank debt..............       --        --        148
  Change in provision for doubtful accounts.......     2,279       744      (133)
  Non-cash restructuring expense..................       --        --        784
  Write-down of inventories.......................    16,457       --      1,837
  Tax benefit realized from activity in employee
   stock option plans.............................     4,970     9,934     1,112
  Change in provision for contract loss reserves..     5,551       --        --
  Purchased in-process research and development...       --      4,884     7,100
Changes in assets and liabilities, net of
 acquisitions:
  Accounts receivable.............................    (1,975)  (50,502)   16,722
  Inventories.....................................   (34,635)  (21,283)    5,488
  Deferred tax asset..............................       433    (1,092)  (11,445)
  Prepaid expenses and other......................        46   (11,126)      194
  Other assets, net...............................    (1,957)    4,452      (605)
  Accounts payable................................   (11,756)   22,411    (5,674)
  Accrued liabilities and other...................     2,571    11,653    (4,664)
  Deferred revenue................................     2,684       --        --
                                                    --------  --------  --------
   Net cash provided by (used in) operating
    activities....................................    30,950   (13,574)   (6,804)
                                                    --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments..............   (49,350) (158,891)  (38,680)
  Sale or maturity of short-term investments......   139,800    96,138    79,787
  Purchase of restricted cash equivalents and
   short-term investments.........................   (52,500)      --        --
  Purchase of property and equipment, net.........   (17,918)  (10,440)   (5,032)
  Purchase of other long-term investment..........       --       (600)      --
  Net cash used in the acquisition of the
   FluoroTrac(R) product line.....................       --        --     (2,794)
  Net cash used in the acquisition of Hine Design,
   Inc............................................       --        --    (12,433)
  Net cash used in the acquisition of Palo Alto
   Technologies, Inc..............................       --     (4,249)      --
  Net cash used in the acquisition of MECS
   Corporation....................................    (3,095)  (10,190)      --
  Net cash used in the acquisition of Advanced
   Machine Programming, Inc.......................   (20,704)      --        --
  Net cash used in the acquisition of SemiFab,
   Inc............................................    (5,196)      --        --
                                                    --------  --------  --------
   Net cash (used in) provided by investing
    activities....................................    (8,963)  (88,232)   20,848
                                                    --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net principal payments on short-term and long-
   term debt and finance leases...................    (4,507)   (1,016)  (14,561)
  Issuance of common stock........................     4,631   108,228     2,438
  Cash used to repurchase common stock............       --        --    (11,472)
  Borrowings under line of credit agreements......       --        --         15
  Proceeds from issuance of subordinated debt and
   note payable to bank...........................       --        850       912
                                                    --------  --------  --------
   Net cash provided by (used in) financing
    activities....................................       124   108,062   (22,668)
                                                    --------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..    22,111     6,256    (8,624)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......    12,638     6,382    15,006
                                                    --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............  $ 34,749  $ 12,638  $  6,382
                                                    ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY:

  The accompanying consolidated financial statements include the accounts of Asyst Technologies, Inc. (the "Company") which was incorporated in California on May 31, 1984, and its subsidiaries. The Company designs, develops, manufactures and markets isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software utilized primarily in clean rooms for semiconductor manufacturing. In June, 1999, the Company acquired Progressive Systems Technologies, Inc. ("PST") in a transaction accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements of the Company have been restated to give retroactive effect of the merger with PST. (See Note 13)

  In July 1998, the Company acquired 100 percent of the common stock of Hine Design Inc. ("HDI"), a California corporation, in a transaction accounted for using the purchase method of accounting. (See Note 12)

  In August 1999, the Company acquired 100 percent of the common stock of Palo Alto Technologies, Inc. ("PAT"), a California corporation, in a transaction accounted for using the purchase method of accounting. (See Note 14)

  In transactions occurring between October 1999 and October 2000 the Company acquired a total of 95.3 percent of the common stock of MECS Corporation ("MECS"), a Japanese company. The acquisition was accounted for using the purchase method of accounting in March 2000 when a majority interest of MECS was obtained. (See Note 15)

  In February 2001, the Company acquired 100 percent of the equity of Advanced Machine Programming Inc. ("AMP"), a Delaware company and SemiFab Inc. ("SemiFab"), a Delaware company. Both transactions, which were unrelated, were accounted for using the purchase method of accounting. (See Notes 16 and 17)

2. SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Preparation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

 Short-term Investments

  As of March 31, 2001 and 2000, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, have not been material to date and are reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2001. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

  Short-term investments by security type are as follows (dollars in thousands):

                                                                   March 31,
                                                                 --------------
                                                                  2001   2000
                                                                 ------ -------
   U.S. corporate debt securities............................... $3,000 $25,650
   Debt securities issued by States of the United States and
    Political subdivisions of the States........................    --   67,684
   Foreign equity securities....................................    --      116
                                                                 ------ -------
     Total...................................................... $3,000 $93,450
                                                                 ====== =======

 Restricted Cash Equivalents and Restricted Short-term Investments

  Restricted cash equivalents and restricted short-term investments represent amounts that are restricted as to their use in accordance with a lease agreement more fully described in Note 8.

  Restricted short-term investments by security type are as follows (dollars in thousands):

                                                                    March 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------- -----
   U.S. corporate debt securities................................ $21,100 $ --
   Debt securities issued by States of the United States and
    Political subdivisions of the States.........................  15,250   --
                                                                  ------- -----
     Total....................................................... $36,350 $ --
                                                                  ======= =====

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consisted of the following (dollars in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Raw materials............................................... $50,490 $33,432
   Work-in-process and finished goods..........................  26,482  16,050
                                                                ------- -------
     Total..................................................... $76,972 $49,482
                                                                ======= =======

 Property and Equipment

  Property and equipment are recorded at cost or in the case of property and equipment purchased through corporate acquisitions at fair value based upon the allocated purchase price on the acquisition date. Depreciation and amortization are computed using the straight-line and double declining balance methods over the estimated

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES useful lives of the assets (or over the lease term if it is shorter for leasehold improvements) which range from two to five years.

 Software Development Costs

  The Company capitalizes eligible software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For fiscal years 2001, 2000 and 1999, costs which were eligible for capitalization, after consideration of factors such as realizable value, were insignificant and, thus, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of operations.

 Intangible and other assets

  Intangible and other assets consisted of the following (dollars in thousands):

                                                                    March 31,
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
   Intangible assets............................................ $79,264 $33,025
   Other assets.................................................   8,042   3,146
                                                                 ------- -------
     Total...................................................... $87,306 $36,171
                                                                 ======= =======

 Accrued liabilities and other

  Accrued liabilities and other consisted of the following (dollars in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Accrued warranty costs...................................... $ 2,264 $ 1,236
   Accrued payroll and payroll related costs...................  16,004   8,095
   Customer deposits...........................................   3,646   8,144
   Income taxes payable........................................   2,368   4,990
   Other accrued liabilities...................................  12,213   4,963
                                                                ------- -------
     Total..................................................... $36,495 $27,428
                                                                ======= =======

 Revenue Recognition

  The Company changed its revenue recognition policy effective April 1, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price is fixed or determinable and collectibality is reasonably assured. Some of the Company's products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at shipment. Certain of the Company's product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Other products of the Company are highly customized systems that cannot be completed or adequately tested to customer specifications prior to shipment from the factory. The Company does not recognize revenue for these

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

  During the year ended, March 31, 2001, the Company recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million or a loss of $0.07 per diluted share, to reflect the cumulative effect of the change in accounting principle, as of the beginning of the year, in accordance with the guidance provided in SAB 101.

  Prior to the year ended March 31, 2001, the Company's revenue policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

  The Company accounts for software revenue in accordance with the American Instituted of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Revenues for integration software work are recognized on a percentage of completion. Software license revenue, which is not material to the consolidated financial statements, is recognized when the software is shipped; payment is due within one year; collectibality is probable and there are no significant obligations remaining.

 Warranty Reserve

  The Company generally provides warranty on its products for either 12 or 24 months from date of shipment for material and labor to repair and service the system. A provision for the estimated cost of warranty is recorded when the revenue is recognized.

 Contract Loss Reserve

  The Company routinely evaluates the contractual commitments with its customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. At March 31, 2001 and 2000, the Company had a loss reserve of approximately $5.6 million and $1.8 million, respectively, which is included in accrued liabilities and other in the accompanying consolidated balance sheets.

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

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash investments and accounts receivable. The Company has a cash investment policy that limits cash investments to short-term, low risk investments. As of March 31, 2001 and 2000, approximately 41.6 percent and 51.0 percent, respectively, of accounts receivable, net, were concentrated with ten customers. In addition, as of March 31, 2001 and 2000, approximately 55.9 percent and 53.0 percent, respectively, of accounts receivable,

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES net, respectively were due from customers located in Japan, Singapore, Taiwan and the United Kingdom. As of March 31, 2001, approximately 15.6 percent and
14.0 percent of the total accounts receivable, net, were due from two customers located in Taiwan. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable.

 Patents

  The Company capitalizes the direct costs associated with obtaining patents. The costs, which are included in intangible and other assets, net, in the accompanying consolidated balance sheets, are being amortized using the straight-line method over the expected useful lives of the patents of 10 years. Accumulated amortization was approximately $0.3 million and $0.9 million during the year ended March 31, 2001 and 2000, respectively.

 Foreign Currency Translation

  In general, the functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation and foreign exchange gains and losses, which have not been material, are reflected in other income (expense) in the accompanying consolidated statements of operations. For foreign subsidiaries, using their local currency as their functional currency, asset and liabilities of operations are translated into U.S. dollars using the current exchange rate. At March 31, 2001, the effect of foreign currency translation adjustments were insignificant.

 Intangible Assets

  The reliability of intangible assets (See Note 11, 12, 14, 15, 16 and 17), which are included in intangible and other assets, net, in the accompanying consolidated balance sheets, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. The analyses involve a significant level of management judgment in order to evaluate the ability of the Company to perform within projections.

 Reclassifications

  Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the year ended March 31, 2001.

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

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are as follows (in thousands, except per share amounts):

                                                Income                   Per
                                                (Loss)       Shares     Share
                                              (Numerator) (Denominator) Amount
                                              ----------- ------------- ------
FOR YEAR ENDED MARCH 31, 1999
  Basic loss Per Share:
    Net Loss.................................  $(26,931)     23,460     $(1.15)
                                                                        ======
    Common shares issuable upon exercise of
     stock options using the treasury method.       --          --
                                               --------      ------
  Diluted loss Per Share:
    Net Loss.................................  $(26,931)     23,460     $(1.15)
                                               ========      ======     ======
FOR YEAR ENDED MARCH 31, 2000
  Basic Earnings Per Share:
    Net Income...............................  $ 10,019      27,639     $ 0.36
                                                                        ======
    Common shares issuable upon exercise of
     stock options using the treasury method.       --        3,347
                                               --------      ------
  Diluted Earnings Per Share:
    Net Income...............................  $ 10,019      30,986     $ 0.32
                                               ========      ======     ======
FOR YEAR ENDED MARCH 31, 2001
  Basic Earnings Per Share:
    Net Income...............................  $ 27,026      32,697     $ 0.82
                                                                        ======
    Common shares issuable upon exercise of
     stock options using the treasury method.       --        2,231
                                               --------      ------
  Diluted Earnings Per Share:
    Net Income...............................  $ 27,026      34,928     $ 0.78
                                               ========      ======     ======

 New Accounting Standards

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not currently hold any derivative instruments and does not currently engage in any material hedging activities, management believes that the application of SFAS No. 138 will not have a material impact on the Company's financial position or results of operations.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

3. SUPPLEMENTAL STATEMENTS OF CASH FLOWS DISCLOSURES:

  Cash paid for interest and domestic and foreign income taxes was as follows (dollars in thousands):

                                                           Fiscal Year Ended
                                                               March 31,
                                                          --------------------
                                                           2001    2000  1999
                                                          ------- ------ -----
   Interest.............................................. $   636 $  167 $ 658
   Income taxes.......................................... $11,064 $   39 $ 536

   Non-cash transactions (dollars in thousands):

   Stock issued to retire long term debt................. $   --  $5,066 $ --
   Stock issued in exchange for PST redeemable preferred
    stock and redeemable preferred stock warrants........ $   --  $5,000 $ --
   Stock issued to acquire PAT........................... $   --  $  390 $ --
   Stock issued to acquire SemiFab....................... $13,404 $  --  $ --
   Stock issued to acquire AMP........................... $19,000 $  --  $ --
   Stock awarded to board of directors and employees..... $   326 $  125 $ --

4. NON-RECURRING CHARGES:

  In the fourth quarter of the year ended March 31, 2001, in response to a decrease in net sales and new orders, the Company incurred $0.5 million relating to the reduction in its employed workforce by 149 regular full-time employees and approximately 150 temporary employees primarily in Fremont, California. . In addition, as of March 31, 2001, the Company had accrued $0.5 million relating to a plan to close a small manufacturing facility in Japan. The Company had communicated the plan to the affected employees prior to March, 2001.

  In the year ended March 31, 2000, in connection with the decision to move to a purely direct sales channel in Japan, the Company paid $2.5 million to cancel an agreement previously entered into to sell products in the Japanese market. Additionally, during the year ended March 31, 2000, a reduction of $0.2 million was made to the restructuring reserve balance to adjust for revised estimates related to restructuring activities. The net amount of $2.3 million is reported in the accompanying consolidated statement of operations.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  In the year ended March 31, 1999, the Company underwent significant restructuring of its operations to reduce its cost structure in response to the 49.0 percent reduction in net sales. The Company also underwent a process of restructuring activities in Japan and Europe to reposition its activities to compete more effectively. In addition, the Company repositioned certain of its product offerings to eliminate low margin products and software services that have high risks of failure. The following table summarizes the 1999 restructuring charges by geographic region (dollars in thousands):

                                                             Ending    Ending
                   Expensed  Cash outlays Reclassifications  Accrual   Accrual
                     as of      as of     of and Reductions   as of     as of
                   March, 31  March, 31      in Reserve     March, 31 March, 31
                     1999        2000          Balance        2000      2001
                   --------- ------------ ----------------- --------- ---------
   Europe:
     Severance....  $1,732      $  913          $(819)        $ --      $ --
     Facilities...     336         235           (101)          --        --
     Other........     437         212           (225)          --        --
   Japan:
     Severance....     150          75            (75)          --        --
     Other........      35           1            (34)          --        --
   US:
     Severance....     700       1,232            532           --        --
     Facilities...     550         417           (133)          --        --
     Other........   1,002       1,857            855           --        --
   Non-cash.......     600         --            (200)          --        --
                    ------      ------          -----         -----     -----
     Total........  $5,542      $4,942          $(200)        $ --      $ --
                    ======      ======          =====         =====     =====

  The 1999 restructuring resulted in terminating the employment of 110 U.S. employees and 30 international employees. Management had formal plans for each of the activities undertaken and all affected employees were notified of the actions. As of March 31, 2000, all of the employees affected were terminated and facilities impacted by these restructuring activities vacated. Other costs included expenses incurred for consultants and legal services, equipment or service buy-out cost and any estimated incremental costs associated with the closure of facilities or completion of other contractual obligations.

5. SHORT-TERM AND LONG-TERM DEBT:

  The Company had Japanese Yen 3,608 million ($28.8 million) and Japanese Yen 2,374 million ($22.8 million) at March 31, 2001 and 2000, respectively of short-term debt from banks in Japan. As of March 31, 2001, the interest rate ranged from 1.4 percent to 2.0 percent (interest from 1.5 percent to 2.25 percent at March 31, 2000).

  Long-term debt consisted of the following (dollars in thousands):

                                                                  March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------  -------
   Unsecured loans from banks.................................. $  558  $ 1,581
   Secured straight bonds......................................  1,596    4,614
                                                                ------  -------
     Total Long-term debt......................................  2,154    6,195
   Less: Current portion of long-term debt.....................   (404)  (5,285)
                                                                ------  -------
   Long-term debt, net of current portion...................... $1,750  $   910
                                                                ======  =======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  At March 31, 2001, maturities of all long-term debt are as follows (dollars in thousands):

      Fiscal Year
   Ending March 31,
   ----------------
   2002.................................................................. $  404
   2003..................................................................    404
   2004..................................................................    377
   2005..................................................................    292
   2006 and thereafter...................................................    677
                                                                          ------
                                                                          $2,154
                                                                          ======

 Unsecured loans from banks

  The Company had Japanese Yen 69.9 million ($0.6 million) and Japanese Yen
165.2 million ($1.6 million) of unsecured loans with a bank in Japan at March 31, 2001 and 2000, respectively, with interest ranging from 1.7 percent to 2.0 percent (interest from 1.5 percent to 2.0 percent at March 31, 2000). The loans are to be repaid between fiscal years 2002 through 2005.

 Secured straight bonds

  The Company had Japanese Yen 200.0 million ($1.6 million) and Japanese Yen
483.5 million ($4.6 million) of secured straight bonds from a bank in Japan at March 31, 2001 and 2000, respectively. The bonds bore interest at 2.3 percent and 1.4 percent as of March 31, 2001 and 2000, respectively and mature in fiscal year 2008. Certain of the Company's assets in Japan have been pledged as security for short-term debt and secured straight bonds. As of March 31, 2001, pledged assets consist of land and other property and equipment, net of accumulated depreciation, and time deposits totaling approximately $12.9 million. The pledged assets secure $1.6 million in secured straight bonds and $21.8 million in other short-term debts.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

  PST has authorized the issuance of up to 5,000,000 shares of preferred stock and has designated 4,504,505 of the preferred stock to be Series A preferred stock. In January 1996, PST issued the Series A preferred stock to outside investors for consideration of $5.0 million. The Series A preferred stock was convertible at any time into PST common stock on a one-for-one basis subject to certain antidilution provisions. At March 31, 1999, such conversion rate equaled one-for-one. In connection with the merger with PST, all outstanding shares of redeemable preferred stock plus 842,632 common stock warrants, attached to subordinated promissory notes issued by PST, were converted into 5,347,137 shares of PST common stock, which were then converted into 369,398 shares of the Company's common stock. In June 1999, $4.5 million of subordinated promissory notes, and $0.4 million of additional funding and accrued interest were converted into 450,260 shares of Company common stock.

7. COMMON STOCK:

  As of March 31, 2001, the following shares of Company common stock were available for issuance:

     Employee Stock Option Plans...................................... 1,470,396
     Employee Stock Purchase Plan.....................................   211,958
                                                                       ---------
                                                                       1,682,354
                                                                       =========

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

 Private Placements

  In May 1999, the Company completed a private placement of 1,250,000 shares of its common stock to eight institutional investors. The private placement was priced at $9.00 per share, generating net proceeds of approximately $11.0 million. The purpose of the private placement was to untaint shares of common stock to obtain pooling of interests accounting treatment for the acquisition of PST completed in June 1999 (see note 13). The proceeds were used for general corporate purposes.

 Secondary Offering

  In November 1999, the Company completed a secondary public offering of 4,458,000 shares of common stock at an offering price of $20.25 per share, less $1.22 per share underwriting discount, or $19.03 per share. Of the 4,458,000 shares offered, 458,000 shares were issued and sold by the Company pursuant to underwriters' over-allotment provision. Proceeds from the offering, net of issuance costs of $0.8 million amounted to $84.1 million. The proceeds were used for the acquisition of MECS, capital expenditures, working capital and other general corporate purposes.

 Common Stock Split

  On December 30, 1999, and July 22, 1997, the Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a 100 percent stock dividend. The stock dividends were paid on February 4, 2000 and August 22, 1997 to the holders of record on January 7, 2000 and August 1, 1997 respectively. All share and per share data, including common stock equivalents, have been adjusted to give effect to the stock split.

 Stock Repurchase Program

  In June 1998, the Board of Directors of the Company, authorized a stock repurchase program whereby up to 4,000,000 shares of its Common Stock may be repurchased by the Company, from time-to-time at market prices, and as market and business conditions warrant, in the open market, or in negotiated transactions, using existing cash. The Company utilized a portion of the reacquired shares for common stock required by the Employee Stock Option and Employee Stock Purchase Plan activity. The Company used the first-in, first-out method and the excess of repurchase cost over reissuance price, if any, was treated as a reduction of retained earnings. On April 19, 1999, the Company rescinded the stock repurchase program. As of March 31, 1999, and up to the date the stock repurchase program was rescinded, the Company had repurchased 1,731,600 shares of common stock at an aggregate cost of approximately $11.5 million. As of March 31, 2000, all the repurchased shares of common stock had been sold to other shareholders. 1,250,000 shares were sold in private placement, 103,744 shares were used in the employee stock purchase plan, and the remaining 377,856 shares were used for the employee stock option plans.

 Stock Option Plans

  The Company has five stock option plans; the 1986 Employee Stock Option Plan, the 1993 Employee Stock Option Plan (the "93 Plan"), the 1993 Non-Employee Directors' Stock Plan, the 2001 Non-Officer Equity Plan ( the "2001 Plan") and the SemiFab Inc. 1993 Flexible Stock Incentive Plan ("SemiFab Plan"). Under all the Company's stock option plans, options are granted for ten year periods and become exercisable ratably over a vesting period of four years or as determined by the Board of Directors.

  The 1986 Plan was terminated in 1994, and there are no further options available for issuance.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  Under the 93 Plan, as amended, 11,900,696 shares of common stock are reserved for issuance. The 93 Plan provides for the grant of both incentive stock options and non-qualified stock options to key employees and consultants of the Company. In fiscal 2001, the Company began granting non-employee directors stock options pursuant to the 93 Plan. Under the 93 Plan, options may be granted at prices not less than the fair market value of the Company's common stock at grant date (85.0 percent for non-qualified options).

  The 1993 Non-Employee Directors' Stock Plan was terminated in 1999, and there are no further options available for issuance.

  Under the 2001 Plan, adopted in January 2001, 1,500,000 shares of common stock are reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of the Company's common stock at grant date.

  The SemiFab Plan was acquired with the acquisition of SemiFab in February 2001. In connection with the acquisition of SemiFab by the Company, options are no longer granted from the SemiFab plan and any options outstanding that were initially granted under the SemiFab plan are exercisable into Company common stock.

  Activity in the Company's stock option plans is summarized as follows (prices are weighted average prices):

                                         Fiscal Year Ended March 31,
                             ------------------------------------------------------
                                   2001               2000              1999
                             ------------------ ------------------ ----------------
                               Shares    Price    Shares    Price   Shares    Price
                             ----------  ------ ----------  ------ ---------  -----
   Options outstanding,
    beginning of year......   6,193,219  $11.13  6,725,686  $ 6.05 3,582,546  $6.98
   Granted.................   3,536,097   22.30  2,683,315   17.99 3,860,256   4.94
   Exercised...............    (435,576)   5.93 (2,019,372)   5.70  (421,004)  2.77
   Cancelled...............  (1,099,450)  32.75 (1,196,410)   7.32  (296,112)  7.49
                             ----------  ------ ----------  ------ ---------  -----
   Options outstanding, end
    of year................   8,194,290  $13.47  6,193,219  $11.13 6,725,686  $6.05
                             ==========  ====== ==========  ====== =========  =====
   Exercisable, end of
    year...................   3,373,002  $ 8.89  2,446,609  $ 6.89 2,985,898  $6.30
                             ==========  ====== ==========  ====== =========  =====

  The following table summarizes the stock options as of March 31, 2001 (prices and contractual life are weighted averages):

                                    Options Outstanding        Exercisable Options
                              -------------------------------- --------------------
                                           Remaining
   Actual Range of Exercise     Number    Contractual Exercise   Number    Exercise
   Prices                     Outstanding    Life      Price   Exercisable  Price
   ------------------------   ----------- ----------- -------- ----------- --------
      $ 0.0066-$ 0.0066....       15,606     0.98     $ 0.0066     15,606  $ 0.0066
        0.4200-  3.4375....      955,588     7.37       3.2605    374,809    3.0761
        3.8750-  6.5000....      976,214     5.99       5.6326    864,871    5.6598
        6.6563-  6.8750....      937,076     7.48       6.8449    930,670    6.8460
        7.0800- 10.3750....      847,230     6.77       9.4691    515,647    9.4239
       10.5650- 12.4375....      831,110     8.13      11.1916    308,457   11.3190
       12.8125- 14.1875....    1,041,058     9.63      13.9271     17,596   13.3517
       14.2500- 19.9375....      836,556     8.35      17.6179    119,627   16.4720
       20.0625- 24.2500....    1,024,711     8.88      22.8897    106,080   22.7329
       28.0000- 73.0648....      729,141     8.83      34.8235    119,639   38.5788
    ----------------------     ---------     ----     --------  ---------  --------
      $ 0.0066-$73.0648....    8,194,290     7.93     $13.4735  3,373,002  $ 8.8949
    ======================     =========     ====     ========  =========  ========

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The Company accounts for its stock option plans under APB Opinion No. 25. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and per share information would have been adjusted to the following pro forma amounts, for the years ended March 31, (dollars in thousands, except per share amounts):

                                                        2001    2000     1999
                                                       ------- ------- --------
   Net income (loss)...................... As reported $27,026 $10,019 $(26,931)
                                           Pro forma   $13,843 $ 2,557 $(35,002)
   Basic net income (loss) per share...... As reported $  0.82 $  0.36 $  (1.15)
                                           Pro forma   $  0.42 $  0.09 $  (1.49)
   Diluted net income (loss) per share.... As reported $  0.78 $  0.32 $  (1.15)
                                           Pro forma   $  0.40 $  0.09 $  (1.49)

  The weighted-average grant date fair value of options during 2001, 2000 and 1999 was $13.47, 11.13, and $12.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999; risk-free interest rate of 4.89 percent, 6.4 percent and 5.1 percent, respectively; expected dividend yields of 0.0 percent; expected lives of 4.80 years, 4.81 years and 3.95 years, respectively; expected volatility of 81 percent, 74 percent, and 73 percent, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 Employee Stock Purchase Plan

  Under the 1993 Employee Stock Purchase Plan (the "Plan"), as amended, 1,400,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee's compensation, at a price not less than 85 percent of the market value of the stock on specified dates. As of March 31, 2001, 1,188,042 shares had been purchased by employees under the Plan.

8. COMMITMENTS:

  The Company leases various facilities under non-cancelable finance and operating leases. At March 31, 2001, the future minimum commitments under these leases are as follows (dollars in thousands):

        Fiscal Year                                           Finance  Operating
     Ending March 31,                                          Lease     Lease
     ----------------                                         -------  ---------
     2002.................................................... $ 1,591  $ 11,968
     2003....................................................   1,361    11,064
     2004....................................................     396    10,343
     2005....................................................     319    10,044
     2006 and thereafter.....................................     301    60,839
                                                              -------  --------
                                                              $ 3,968  $104,258
                                                                       ========
     Less interest...........................................    (648)
                                                              -------
     Present value of minimum lease payments................. $ 3,320
     Less: current portion of finance leases.................  (1,387)
                                                              -------
     Finance lease, net of current portion................... $ 1,933
                                                              =======

  Rent expense under the Company's operating leases was approximately $7.5 million and $3.5 million for the years ended March 31, 2001 and 2000, respectively.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The Company leases (i) a certain parcel of land in Fremont California under a synthetic lease agreement dated June 30, 2000, and (ii) a building (together with the land, the "Property") that is to be constructed on the land under a synthetic lease agreement dated February 21, 2001. The leases expire in February 2007, with an option to extend the lease term for two successive periods of one year each. The lease contains a purchase option, whereby the Company can purchase the building for $62.0 million, and the land for $43.1million. The lease also contains a remarketing option, whereby the Company must arrange for the sale of the Property to a third party. In connection with the sale of the Property pursuant to the remarketing option, the Company retains the obligation to the owner for the first $52.1 million decrease in the fair value of the Property, subject to the certain provisions of the lease. See Note 20.

9. REPORTABLE SEGMENTS:

  In 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. SFAS 131 designates the internal organization that is used by management for making decisions, evaluating performance and allocating resources of the enterprise, as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not impact the results of operations or financial position but did affect the disclosures of segment information. The Company's main decision making body is the Executive Staff, comprised of the Chairman and Chief Executive officer, Executive Vice President and Chief Technical Officer, Senior Vice President and Chief Financial Officer, Senior Vice President Product Groups and Operations and Senior Vice President Global Customer Operations. The Executive Staff allocates resources and assesses the performance of the Company.

  The Company offers a family of products and related services to provide a front-end automation and isolation system for wafer handling in semiconductor manufacturing facilities. All of the Company's activities are aggregated into a single operating segment. As a result, no operating segment information is required.

  Net sales by geography were as follows (dollars in thousands):

                                                       Fiscal Year Ended March
                                                                 31,
                                                      -------------------------
                                                        2001     2000    1999
                                                      -------- -------- -------
     United States................................... $192,362 $ 90,204 $45,379
     Taiwan..........................................   98,305   78,913  31,121
     Japan...........................................  102,784   30,646   8,118
     Europe..........................................   39,766    7,854   4,123
     Other Asia (excluding Japan and Taiwan).........   58,325   17,937   4,207
                                                      -------- -------- -------
       Total......................................... $491,542 $225,554 $92,948
                                                      ======== ======== =======

  The net sales by product or service categories comprising the Company's net sales for the fiscal year ended March 31, were as follows (dollars in thousands):

                                                        Fiscal Year Ended March
                                                                  31,
                                                       -------------------------
                                                         2001     2000    1999
                                                       -------- -------- -------
     SMIF Systems..................................... $334,143 $175,363 $66,609
     Non-SMIF Systems.................................   34,815   11,208   8,794
     SMART Traveler Systems...........................   38,962   14,527   6,227
     Robotics.........................................   73,976   14,191   6,323
     Services & other.................................    9,646   10,265   4,995
                                                       -------- -------- -------
       Total.......................................... $491,542 $225,554 $92,948
                                                       ======== ======== =======

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  In year ended March 31, 2001, three customers in aggregate accounted for approximately 22.2 percent of net sales and no one customer individually accounted for more than 10 percent of net sales. In the year ended March 31, 2000, two customers in aggregate accounted for approximately 22.0 percent of net sales and were the only customers that individually accounted for more than 10.0 percent of net sales. In the year ended March 31, 1999, one customer accounted for 11.0 percent of net sales and was the only customer that accounted for more than 10 percent of net sales.

  Property and equipment, net, by geographical location are as follows (dollars in thousands):

                                                                    March 31,
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
     United States.............................................. $30,411 $16,932
     Japan......................................................   9,109   9,761
     Other......................................................     640     619
                                                                 ------- -------
       Total.................................................... $40,160 $27,312
                                                                 ======= =======

10. INCOME TAXES:

  The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows (dollars in thousands):

                                                       Fiscal Year Ended March
                                                                 31,
                                                       ------------------------
                                                        2001    2000     1999
                                                       ------- ------- --------
   Domestic........................................... $39,679 $15,202 $(41,377)
   Foreign............................................   7,082   2,325    3,639
                                                       ------- ------- --------
                                                       $46,761 $17,527 $(37,738)
                                                       ======= ======= ========

  The provision (benefit) for income taxes consisted of (dollars in thousands):

                                                       Fiscal Year Ended March
                                                                 31,
                                                       ------------------------
                                                        2001     2000    1999
                                                       -------  ------ --------
   Current:
     Federal.......................................... $16,674  $5,079 $     64
     State............................................     861     396      456
     Foreign..........................................     123     674      118
                                                       -------  ------ --------
       Total current..................................  17,658   6,149      638
                                                       -------  ------ --------
   Deferred:
     Federal..........................................     (12)     96  (11,020)
     State............................................    (417)  1,263     (425)
                                                       -------  ------ --------
       Total deferred.................................    (429)  1,359  (11,445)
                                                       -------  ------ --------
                                                       $17,229  $7,508 $(10,807)
                                                       =======  ====== ========

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The provision for income taxes is reconciled with the Federal statutory rate as follows (dollars in thousands):

                                                      Fiscal Year Ended March
                                                                31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  ------  --------
   Provision computed at Federal statutory rate.....  $16,366  $6,134  $(13,211)
   State taxes, net of Federal benefit..............    2,287     785        30
   Foreign income and withholding taxes in excess of
    statutory rate..................................      569    (233)      635
   In-process research and development..............      --    1,928       --
   Non-deductible expenses and other................      665      88       196
   Foreign sales corporation benefit................   (1,714)   (636)      --
   Change in valuation allowance....................   (1,500)    --      2,262
   Goodwill amortization............................    1,777     --        --
   Tax exempt income................................   (1,221)   (558)     (719)
                                                      -------  ------  --------
                                                      $17,229  $7,508  $(10,807)
                                                      =======  ======  ========
   Effective income tax rate........................       37%     43%       29%
                                                      =======  ======  ========

  The components of the net deferred tax asset are as follows (dollars in thousands):

                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
   Accounts receivable allowances.......................... $  1,416  $    939
   Inventory reserves......................................    8,680     4,056
   Accrued vacation........................................    1,271       696
   Accrued warranty........................................    1,498       537
   Depreciation and amortization...........................    2,978     4,956
   Capitalized research and development and other
    carryforwards..........................................      797     1,441
   Net operating loss carryforwards........................    3,548    10,699
   Foreign Deferred Tax Asset (MECS).......................   10,791    12,603
   Other temporary differences.............................    2,113       866
                                                            --------  --------
    Deferred tax asset.....................................   33,092    36,793
                                                            --------  --------
   Restructuring reserve...................................      --        (46)
   Capitalized patent costs................................      --       (506)
                                                            --------  --------
    Deferred tax liability.................................      --       (552)
                                                            --------  --------
   Valuation allowance for net deferred tax asset..........  (13,024)  (15,740)
                                                            --------  --------
    Net deferred tax asset................................. $ 20,068  $ 20,501
                                                            ========  ========

  The Company has recorded a net deferred tax asset of approximately $20.1 million, of which approximately $4.3 million relates to net operating loss carryforwards and tax credits generated by the Company and its domestic subsidiaries, which expire at various dates through March 31, 2021. Included in this amount is pre-merger Federal net operating loss carryforwards of approximately $3.5 million generated by PAT, PST and SemiFab, which will expire at various dates through March 31, 2021. The utilization of the net operating loss carryforwards are subject to annual limitations due to the "change in ownership" provisions of the Internal Revenue Code. As of March 31, 2001, $7.3 million of the MECS deferred tax asset relates to pre-merger foreign net operating loss carryforwards, which expire in 2005. The utilization of the foreign net operating loss carryforwards is subject to the ability of MECS to generate future foreign taxable income. The deferred tax asset

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES related to the MECS foreign net operating loss carryforwards is included in the foreign deferred tax asset related to MECS. A valuation allowance has been recorded related to pre-merger net operating loss carryforwards and other deferred tax assets of PST, AMP, SemiFab and MECS of approximately $1.6 million, $0.1 million, $1.1 million and $10.2 million, respectively. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized. Although the net deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved.

11. ACQUISITION OF THE FLUOROTRAC(R) PRODUCT LINE:

  In April 1998, the Company entered into an agreement with Fluoroware, a supplier of materials management solutions, to acquire Fluoroware's FluoroTrac(R) automated radio frequency identification ("RFID") technology for automated work-in-progress tracking in semiconductor factories. Under the terms of the agreement, the Company acquired all of the FluoroTrac(R) intellectual property including RFID tracking solutions, inventory and installed-base opportunities from Fluoroware in consideration for approximately $2.8 million consisting of cash and liabilities assumed by the Company.

  In connection with the acquisition, approximately $1.2 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of FluoroTrac products or that the technology has any alternative future use, such in-process research and development was charged as an expense during the year ended March 31, 1999. As a result of the purchase price allocation, approximately $0.3 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a three to five year period. Management believes that the unamortized balance of these assets totaling $0.1 million at March 31, 2001, which is included in intangible and other assets, net, in the accompanying consolidated balance sheets, is recoverable.

12. ACQUISITION OF HINE DESIGN, INC.:

  On July 31, 1998, the Company completed its acquisition of 100% of the outstanding capital stock of HDI, a supplier of wafer-handling robots for semiconductor processing tools. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of HDI for approximately $12.4 million in cash and assumed debt of approximately $12.5 million. In addition, the Company exchanged outstanding options to acquire HDI common stock and deferred compensation units for identical options of the Company. The value of the options substituted was approximately $1.9 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of HDI's operations have been combined with those of the Company's since the date of acquisition.

  In connection with the acquisition, a portion of the purchase price was allocated to the net liabilities acquired based on their estimated fair values. The fair values of the tangible assets acquired and liabilities assumed were approximately $4.4 million and $14.4 million, respectively. As a result of the purchase price allocation, approximately $18.4 million was assigned to intangible assets related to existing product technology, the assembled workforce and the excess purchase price over the net assets acquired. These intangibles are being amortized over a four to fourteen year period. Management believes that the unamortized balance of these assets totaling $12.0 million at March 31, 2001, which is included in intangible and other assets, net, in the accompanying consolidated balance sheets, is recoverable. In addition, approximately $5.9 million of the intangible assets acquired consisted of in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development of HDI products or that the technology has any alternative future use, such in-process research and development was charged as an expense in the year ended March 31, 1999.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

  Comparative pro forma information reflecting the acquisition of HDI has not been presented because the operations of HDI are not material to the Company's financial statements.

13. ACQUISITION OF PROGRESSIVE SYSTEM TECHNOLOGIES, INC.:

  On June 2, 1999, the Company completed its acquisition of 100 percent of the common stock of PST, in exchange for 549,620 shares of common stock of the Company. In addition to the exchange of common stock in the merger, 450,380 shares of common stock of the Company were issued in exchange for cancellation of $4.9 million of PST debt and accrued interest. PST manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition has been accounted for using the pooling of interest method of accounting. Accordingly, the accompanying consolidated financial statements have been restated for all periods prior to the business combination. All material intercompany transactions between the Company and PST have been eliminated. Costs associated with the PST merger, which were not material, consist primarily of transaction costs and were expensed in the period incurred. PST's fiscal year end was December 31. For the purposes of the restatement, PST's restated year ended December 31, 1999, was combined with the Company's year ended March 31, 2000, and PST's year ended December 31, 1998 was combined with the Company's year ended March 31, 1999. As a result, the net sales of $1.5 million and net loss of $2.3 million to account for the excluded net loss of PST for this three month period has been made to the accumulated deficit in the year ended March 31, 2000. Conforming PST's accounting practices to the Company's resulted in no adjustments to net income (loss) or shareholders' equity. Net sales and net income (loss) for the individual companies reported prior to the merger, net of all material intercompany transactions between the Company and PST, were as follows (dollars in thousands):

                                                                    Year Ended
                                                                  March 31, 1999
                                                                  --------------
   Net sales:
     Asyst Technologies, Inc. ...................................    $ 84,154
     PST.........................................................       8,794
                                                                     --------
       Total.....................................................    $ 92,948
                                                                     ========
   Net loss:
     Asyst Technologies, Inc. ...................................    $(20,979)
     PST.........................................................      (5,952)
                                                                     --------
       Total.....................................................    $(26,931)
                                                                     ========

14. ACQUISITION OF PALO ALTO TECHNOLOGIES, INC.:

  On August 27, 1999, the Company acquired all of the shares of PAT, a company formed in 1997 to develop and market a new concept wafer transport system for use in semiconductor manufacturing facilities, for $4.6 million consisting primarily of cash and Company common stock. Approximately $4.6 million of the purchase price in excess of the value of the net liabilities assumed was allocated to various intangible assets including $4.0 million allocated to in-process research and development which was expensed in the three-month period ended September 30, 1999. The remaining $0.6 million was assigned to intangible and other assets and is being amortized over a 5 year period. Dr. Mihir Parikh, the Company's Chairman and Chief Executive Officer, and Mr. Anthony Bonora, the Company's Executive Vice President, Chief Technology Officer and Asyst Fellow, were shareholders of PAT and Dr. Mihir Parikh was the Chairman of the Board of Directors of PAT.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

15. ACQUISITION OF MECS CORPORATION:

  During the year ended March 31, 2000, the Company acquired a 78.6 percent ownership interest of MECS, a Japan based manufacturer of robotic systems used to automate sophisticated semiconductor and flat panel display manufacturing equipment in exchange for $12.4 million of cash. In the quarter ended September 30, 2000, the Company purchased an additional 12.9 percent interest in MECS in exchange for $3.1 million in cash. On October 1, 2000, the Company merged Asyst Japan, Inc. into MECS increasing its ownership interest in MECS to approximately 95.3 percent of its common stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of MECS operations have been combined with those of the Company's since the date a majority interest was acquired on March 23, 2000.

  In connection with the acquisition, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. Approximately $18.7 million of the purchase price (including a reduction of approximately $3.8 million in December 2000 related to recognition of a tax loss carryforward that had been reserved at the date of acquisition) was assigned to intangible assets related to existing product technology, the assembled workforce and the excess of purchase price over the net assets acquired. These intangible assets are being amortized over a seven year period. Management believes that the unamortized balance of these assets totaling $15.5 million at March 31, 2001, which is included in intangible assets and other assets, net, in the accompanying consolidated balance sheets, is recoverable. In addition, approximately $0.9 million of the purchase price was assigned to in-process research and development. Because there was no assurance that the Company would be able to successfully complete the development of MECS products or that the technology had any alternative future use, such in-process research and development was charged as an expense in the year ended March 31, 2000.

  The following pro-forma consolidated results of operations are presented as if the acquisition of MECS had been made at April 1, 1998 (unaudited; dollars in thousands, except per share amounts).

                                                              Years Ended March
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Net sales................................................. $278,733 $131,311
   Net income (loss).........................................    4,685  (40,893)
   Basic earnings (loss) per share...........................     0.17    (1.74)
   Diluted earnings (loss) per share.........................     0.15    (1.74)

16. ACQUISITION OF ADVANCED MACHINE PROGRAMMING, INC.:

  On February 2, 2001, the Company acquired 100% of outstanding capital stock of AMP, a manufacturer of precision machined parts for the semiconductor equipment industry, for $20.9 million of cash and 1,081,261 shares of the Company's common stock valued at $19.0 million. The acquisition was accounted for using the purchase method of accounting. Accordingly the results of AMP have been combined with those of the Company's since the date of acquisition. Approximately $35.9 million of the purchase price, in excess of the net assets of $4.0 million acquired, was allocated to various intangible assets. These intangible assets consist of developed technology and know how, assembled workforce and excess purchase price of the net assets acquired that are being amortized over lives ranging from three to six years. Management believes that the unamortized balance of these assets totaling $34.8 million at March 31, 2001, which is included in intangible and other assets, net, in the accompanying consolidated balance sheet, is recoverable.

  Comparative pro forma information reflecting the acquisition of AMP has not been presented because the operations of AMP are not material to the Company's consolidated financial statements.

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

17. ACQUISITION OF SEMIFAB INC.:

  On February 12, 2001, the Company acquired 100% of the outstanding capital stock of SemiFab and assumed all options to purchase SemiFab shares, a manufacturer of environmental control equipment and a contract manufacturer for the semiconductor equipment industry, for $6.3 million of cash and assumed debt, and 990,892 shares of the Company's common stock and the option to purchase 55,500 of the Company's common stock. Total initial consideration was $19.7 million. In addition, the Company issued 445,891 shares of its common stock into escrow to be awarded if certain operating results are achieved over the next twelve months. Since the outcomes of the contingencies are not determinable beyond a reasonable doubt at March 31, 2001, these shares have not been included in the purchase price. The acquisition was accounted for using purchase method of accounting. Accordingly the results of SemiFab have been combined with those of the Company's since the date of acquisition. Approximately $16.0 million of the purchase price in excess of the net assets of $2.7 million acquired was allocated to various intangible assets. These intangible assets consist of customer base developed technology and know how, assembled workforce and excess purchase price of the net assets acquired that are being amortized over lives ranging from three to six years. Management believes that the unamortized balance of these assets totaling $15.6 million at March 31, 2001, which is included in intangible and other assets, net, in the accompanying consolidated balance sheets, is recoverable.

  Comparative pro forma information reflecting the acquisition of SemiFab has not been presented because the operations of SemiFab are not material to the Company's consolidated financial statements.

18. LEGAL PROCEEDINGS:

  In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. ("Jenoptik"), Jenoptik-Infab, Inc. ("Infab"), Emtrak, Inc. ("Emtrak") and Empak, Inc. ("Empak") alleging infringement of two patents related to our SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company have violated federal antitrust laws and engaged in unfair competition. The Company denied these allegations. In May 1998, the Company along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of the Company's arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company appealed and the trial date has since been vacated. The parties have submitted appellate briefs and the court heard oral argument. The Company is waiting for the court's ruling.

  In March 2001, the Company filed suit against Fortrend Engineering Corporation in the United States District Court for the Northern District of California, seeking to have two patents declared invalid or not infringed. The two patents have been asserted by Fortrend against our customers use of our Load Port Transfer system. We also allege that the inventors named on the two patents should be corrected to include an Asyst employee as a joint inventor. Our complaint also includes claims for unfair competition, interference with

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES contractual relations, and intentional interference with prospective economic advantage. In May 2001, Fortrend filed counterclaims asserting that the Company and fourteen of its customers infringe the two patents. The Company has denied Fortrend's allegations

19. RELATED PARTY TRANSACTIONS:

  At March 31, 2001, the Company held two notes receivable from an executive officer totaling $0.8 million and five separate notes receivable from other employees totaling $1.1 million. At March 31, 2000, the Company held three separate notes receivable from one executive officer and a former executive officer totaling $1.1 million and one note receivable from another employee of the Company with a balance of $0.2 million. Loans were extended to these individuals to assist them in their relocation to California. Each of the notes receivable are secured by second deeds of trust on certain real property and certain pledged securities of the Company owned by the employees.

20. SUBSEQUENT EVENTS (UNAUDITED):

  On May 22, 2001 the Company acquired GW Associates Inc. ("GW"), a Delaware Corporation, a developer of factory integration software used by electronics manufacturers, for a total purchase price of $32.0 million. The initial consideration consists of $8.0 million of cash and approximately 450,000 shares of the Company's common stock. An additional $16.0 million in consideration will be paid one year from the purchase date in a combination of cash and the Company's common stock. The acquisition will be accounted for using the purchase method of accounting. We have determined that the purchase of GW is not be material and therefore pro forma information is not provided.

  On May 30, 2001, the Company amended its lease agreement for land and buildings in Fremont, California with a syndicate of financial institutions. Under the amendment, the Company has committed to purchase the land for $38.3 million plus interest and other charges on or before December 31, 2001. The Company is also released from its obligation to improve the property and the syndicate of financial institutions is released from its commitment to fund construction costs. In addition, the Company agreed to pay $2.6 million to the syndicate for certain engineering costs incurred in preparation for making leasehold improvements to the land. The Company has not yet determined whether to sell the property or hold it for future development or sale. The Company believes that the current fair market value of the land is substantially less than the original purchase price due to a decline in the real estate market in the Freemont area. If sold in today's market, the Company estimates that proceeds from the sale would be in the range of $10 to 20 million less than the amount due to the bank syndicate. The Company also believes that it will be required to record an impairment charge or other reserve with respect to the land during the quarter ending June 30, 2001, the exact size of which has not yet been determined.

                                  SCHEDULE II

                   ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                               Balance  Charged to/                     Balance
                              Beginning  Recovery                         End
                               of Year  of Expenses Deductions Acquired of Year
                              --------- ----------- ---------- -------- -------
Accounts Receivable:
  March 31, 1999
    Reserve for doubtful
     accounts................  $1,370     $  840     $  (263)   $ --    $1,947
  March 31, 2000
    Reserve for doubtful
     accounts................  $1,947     $1,533     $  (671)   $ --    $2,809
  March 31, 2001
    Reserve for doubtful
     accounts................  $2,809     $2,279     $(1,533)   $ 240   $3,795

Restructuring:
  March 31, 1999
    Reserve for restructuring
     activity................  $  --      $5,542     $(2,992)   $ --    $2,550
  March 31, 2000
    Reserve for restructuring
     activity................  $2,550     $ (200)    $(2,350)   $ --    $  --

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of June 2001.

                                          Asyst Technologies, Inc.

                                                    /s/ Mihir Parikh
                                          By: _________________________________
                                                       Mihir Parikh
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Mihir Parikh             Chairman of the Board,        June 15, 2001
______________________________________  Chief Executive Officer
             Mihir Parikh               and Director (Principal
                                        Executive Officer)

     /s/ Douglas J. McCutcheon         Senior Vice President and     June 15, 2001
______________________________________  Chief Financial Officer
        Douglas J. McCutcheon           (Principal Financial and
                                        Accounting Officer)

        /s/ P. Jackson Bell            Director                      June 14, 2001
______________________________________
           P. Jackson Bell

         /s/ Stanley Grubel            Director                      June 13, 2001
______________________________________
            Stanley Grubel

       /s/ Robert A. McNamara          Director                      June 14, 2001
______________________________________
          Robert A. McNamara

      /s/ Anthony E. Santelli          Director                      June 13, 2001
______________________________________
         Anthony E. Santelli

        /s/ Walter W. Wilson           Director                      June 16, 2001
______________________________________
           Walter W. Wilson