Form 10-K/A
period 2001-03-31
ASYST TECHNOLOGIES INC /CA/
filed 2001-07-03
CIK 909326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(Mark One)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  By filing this amendment to our Annual Report on Form 10-K for the year ended March 31, 2001, Asyst Technologies, Inc. is amending:

    1. The second paragraph of Part I, "Item 1--Business-Industry Overview" to revise the value of a 25-wafer lot from $1,000,000 to $450,000;

    2. The penultimate paragraph of Part I, "Item 1--Business--Risk Factors," under the heading "We may not be able to secure additional financing to meet our future capital needs" to revise the amount of unsecured loans owed by Asyst Japan, Inc. from $26.4 million to $28.7 million;

    3. The selected Quarterly Financial Data of Part III, "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Financial Data" to correct certain financial data for the fiscal quarter ended March 31, 2000 and the presentation of certain financial data; and

    4. Exhibit 21.1 to correct the jurisdiction of incorporation of Progressive System, Inc.

  The foregoing revisions are necessary to correct administrative errors that appear in our Form 10-K filed with the Securities and Exchange Commission on June 19, 2001.

  Other than the above-referenced changes, the information set forth below is identical to the information set forth under "Item 1--Business," under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 21.1 in our Annual Report on Form 10-K filed with the SEC on June 19, 2001.

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

  As the complexity and cost of new fabs and state-of-the-art process equipment, or tools, increases, semiconductor manufacturers have sought to remain competitive by improving production yields and overall fab efficiency. These manufacturers are utilizing minienvironment technology and manufacturing automation systems to maximize tool utilization and to minimize wafer mishandling, misprocessing and contamination. We believe that semiconductor manufacturers will increase their commitments to these solutions in their 300mm fabs, given the significant value of work-in-process inventory, which could exceed $450,000 per 25-wafer lot, and the ergonomic issues introduced by the significantly increased weight and bulk of loaded 300mm pods.

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

  . We may not be able to secure additional financing to meet our future capital needs

  We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through the fourth quarter of fiscal 2002. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures we may need to raise additional funds after twelve months to develop new or enhanced products, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. As of March 31, 2001, AJI owes approximately $28.7 million in unsecured loans from banks, which have been guaranteed by us, and secured bonds with interest rates ranging between 1.4 percent to 2.0 percent per annum. This strain on our capital resources could have a material adverse effect on our business.

                                    PART II

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

  The first three quarters of our fiscal year end on a Saturday, and thus the actual date of the quarter-end is usually different from the quarter-end dates used throughout this Form 10-K (in thousands, except for per share amounts):

                                                         Unaudited
                          ------------------------------------------------------------------------------
                                 Fiscal Quarter Ended                    Fiscal Quarter Ended
                          --------------------------------------  --------------------------------------
                          Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31,
                            1999      1999      1999      2000      2000      2000      2000      2001
                          --------  --------  --------  --------  --------  --------  --------  --------
                            Pro       Pro       Pro       Pro     Restated  Restated  Restated  Restated
                           Forma     Forma     Forma     Forma
Net Sales
 As previously reported.  $27,086   $40,696   $63,816   $93,956   $123,671  $126,922  $127,439  $115,079
 Effect of change in
  accounting principle..     (826)     (474)     (984)   (2,816)    (1,188)     (922)      541       --
 After the effect of SAB
  101...................   26,260    40,222    62,832    91,140    122,483   126,000   127,980   115,079
Cost of Sales
 As previously reported.   15,840    22,327    34,505    49,827     67,604    67,458    70,451   101,503
 Effect of change in
  accounting principle..      (10)      (13)      (32)   (1,213)      (453)     (301)     (466)      --
 After the effect of SAB
  101...................   15,830    22,314    34,473    48,614     67,151    67,157    69,985   101,503
Gross profit
 As previously reported.   11,246    18,369    29,311    44,129     56,067    59,464    56,988    13,576
 Effect of change in
  accounting principle..     (816)     (461)     (952)   (1,603)      (735)     (621)    1,007       --
 After the effect of SAB
  101...................   10,430    17,908    28,359    42,526     55,332    58,843    57,995    13,576
Operating Expenses:
 Research and
  development...........    4,235     4,456     5,298     7,595      9,721    10,851    12,042    11,649
 Selling, general and
  administrative........   10,728    11,729    15,333    18,456     21,451    22,984    24,237    21,763
 Amortization of
  acquired intangible
  assets................      614       614       676       681      1,702     1,366     1,336     2,559
 In-process research and
  development of
  acquired business.....      --      4,000       --        884        --        --        --        --
 Non-recurring charges..      --        --        --      2,300        --        --        --        979
 Total operating
  expenses..............   15,577    20,799    21,307    29,916     32,874    35,201    37,615    36,950
Operating (loss) income
 As previously reported.   (4,331)   (2,430)    8,004    14,213     23,193    24,263    19,373   (23,374)
 Effect of change in
  accounting principle..     (816)     (461)     (952)   (1,603)      (735)     (621)    1,007       --
 After the effect of SAB
  101...................   (5,147)   (2,891)    7,052    12,610     22,458    23,642    20,380   (23,374)
Other income (expense),
 net....................      (14)      299       803       983      1,311     1,648       469       227
Income (loss) before
 provision for income
 taxes
 As previously reported.   (4,345)   (2,131)    8,807    15,196     24,504    25,911    19,842   (23,147)
 Effect of change in
  accounting principle..     (816)     (461)     (952)   (1,603)      (735)     (621)    1,007       --
 After the effect of SAB
  101...................   (5,161)   (2,592)    7,855    13,593     23,769    25,290    20,849   (23,147)
Provision (benefit) for
 income taxes
 As previously reported.   (1,477)      635     2,966     5,384      8,619     8,937     6,724    (6,906)
 Effect of change in
  accounting principle..     (274)     (155)     (319)     (578)      (239)     (228)      322       --
 After the effect of SAB
  101...................   (1,751)      480     2,647     4,806      8,380     8,709     7,046    (6,906)
Net income (loss)
 As previously reported.   (2,868)   (2,766)    5,841     9,812     15,885    16,974    13,118   (16,241)
 Effect of change in
  accounting principle..     (542)     (306)     (633)   (1,025)      (496)     (393)      685       --
 Cumulative effect of
  change in accounting
  principle.............      --        --        --        --      (2,506)      --        --        --
Net income (loss).......  $(3,410)  $(3,072)  $ 5,208   $ 8,787   $ 12,883  $ 16,581  $ 13,803  $(16,241)
Basic Earnings (loss)
 Per Share:
 Earnings (loss) per
  share before
  cumulative effect of
  change in accounting
  principle
 As previously reported.  $ (0.12)  $ (0.11)  $  0.20   $  0.31   $   0.49  $   0.53  $   0.40  $  (0.48)
 Effect of change in
  accounting principle..  $ (0.02)  $ (0.01)  $ (0.02)  $ (0.03)  $  (0.01) $  (0.02) $   0.03       --
 After the effect of SAB
  101...................  $ (0.14)  $ (0.12)  $  0.18   $  0.28   $   0.48  $   0.51  $   0.43  $  (0.48)
 Cumulative effect of
  change in accounting
  principle.............      --        --        --        --    $  (0.08)      --        --        --
 Earnings after
  cumulative effect of
  change in accounting
  principle.............  $ (0.14)  $ (0.12)  $  0.18   $  0.28   $   0.40  $   0.51  $   0.43  $  (0.48)
Diluted Earnings (loss)
 Per Share:
 Earnings (loss) per
  share before
  cumulative effect of
  change in accounting
  principle
 As previously reported.  $ (0.12)  $ (0.11)  $  0.18   $  0.27   $   0.45  $   0.49  $   0.39  $  (0.48)
 Effect of change in
  accounting principle..  $ (0.02)  $ (0.01)  $ (0.02)  $ (0.03)  $  (0.02) $  (0.01) $   0.02       --
 After the effect of SAB
  101...................  $ (0.14)  $ (0.12)  $  0.16   $  0.24   $   0.43  $   0.48  $   0.41  $  (0.48)
 Cumulative effect of
  change in accounting
  principle.............      --        --        --        --    $  (0.07)      --        --        --
 Earnings (loss) after
  cumulative effect of
  change in accounting
  principle.............  $ (0.14)  $ (0.12)  $  0.16)  $  0.24   $   0.36  $   0.48  $   0.41  $  (0.48)
Shares used in per share
 calculation:
 Basic..................   24,456    25,656    28,964    31,345     32,162    32,308    32,416    33,901
 Diluted................   24,456    25,656    32,722    35,999     35,377    34,840    33,937    33,901

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June 2001.

                                          Asyst Technologies, Inc.

                                                    /s/ Mihir Parikh
                                          By: _________________________________
                                                       Mihir Parikh
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mihir Parikh and Douglas J. McCutcheon, and each of them, his attorney-in-fact, and agents with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A or to the Annual Report on Form 10-K for the year ended March 31, 2001 as filed with the Securities and Exchange Commission on June 19, 2001, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
          /s/ Mihir Parikh             Chairman of the Board,        June 29, 2001
______________________________________  Chief Executive Officer
             Mihir Parikh               and Director (Principal
                                        Executive Officer)


     /s/ Douglas J. McCutcheon         Senior Vice President and     June 29, 2001
______________________________________  Chief Financial Officer
        Douglas J. McCutcheon           (Principal Financial and
                                        Accounting Officer)

        /s/ P. Jackson Bell            Director                      June 28, 2001
______________________________________
           P. Jackson Bell

         /s/ Stanley Grubel            Director                      June 26, 2001
______________________________________
            Stanley Grubel

       /s/ Robert A. McNamara          Director                      June 29, 2001
______________________________________
          Robert A. McNamara

      /s/ Anthony E. Santelli          Director                      June 28, 2001
______________________________________
         Anthony E. Santelli

        /s/ Walter W. Wilson           Director                      June 26, 2001
______________________________________
           Walter W. Wilson

                                 EXHIBIT INDEX

 Exhibit No. Description
 ----------- -----------
 21.1        Subsidiaries of the Company