Form 10-Q
period 2001-06-30
ASYST TECHNOLOGIES INC /CA/
filed 2001-08-14
CIK 909326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)

          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                      or

         ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


                        Commission File number 0-22430


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

                             Yes   X   No ____
                                  ---


The number of shares of the registrant's Common Stock, no par value, outstanding as of July 31, 2001 was 35,279,046.

                           ASYST TECHNOLOGIES, INC.


                                     INDEX

Part I.    Financial Information                                                Page No.
           ---------------------                                                --------
           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets --
                        June 30, 2001 and March 31, 2001                            3

                     Condensed Consolidated Statements of Operations -
                        Three Months Ended June 30, 2001 and
                        June 30, 2000                                               4

                     Condensed Consolidated Statements of Cash Flows --
                        Three Months Ended June 30, 2001 and
                        June 30, 2000                                               5

                     Notes to Condensed Consolidated Financial
                        Statements                                                  6

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                        14

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk    20


Part II.   Other Information
           -----------------

           Item 1.   Legal Proceedings                                             21

           Item 2.   Changes in Securities and Use of Proceeds                     21

           Item 6.   Exhibits and Reports on Form 8-K                              22

Signatures                                                                         23
----------

Exhibit Index                                                                      24
-------------

                        PART I - FINANCIAL INFORMATION

Item 1  -  Financial Statements

                           ASYST TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                           June 30,    March 31,
                                                                             2001        2001
                                                                           --------   -----------
                                                                         (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.........................................     $ 41,613     $ 34,749
     Restricted cash equivalents and short-term investments............       43,032       52,500
     Short-term investments............................................           --        3,000
     Accounts receivable, net..........................................       57,650       77,660
     Inventories.......................................................       69,750       76,972
     Deferred tax asset................................................       34,460       20,068
     Prepaid expenses and other current assets.........................       14,433       16,017
                                                                            --------     --------

               Total current assets....................................      260,938      280,966
                                                                            --------     --------

Property and equipment, net............................................       40,914       40,160
Intangible assets and other assets, net................................      131,120       87,306
                                                                            --------     --------

                                                                            $432,972     $408,432
                                                                            ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and finance leases..............     $  1,808     $  1,791
     Short-term loans..................................................       63,622       28,776
     Accounts payable..................................................       19,075       29,560
     Accrued liabilities and other current liabilities.................       49,179       36,495
     Deferred revenue..................................................        8,995        5,190
                                                                            --------     --------

               Total current liabilities...............................      142,679      101,812
                                                                            --------     --------

Long-term liabilities:
     Long-term debt and finance leases, net of current portion.........        4,883        3,683
     Other long-term liabilities.......................................          378          474
                                                                            --------     --------

               Total long-term liabilities.............................        5,261        4,157
                                                                            --------     --------
Shareholders' equity:
     Common Stock, no par value........................................      293,049      282,925
     Retained earnings (deficit).......................................       (8,017)      19,538
                                                                            --------     --------

               Total shareholders' equity..............................      285,032      302,463
                                                                            --------     --------

                                                                            $432,972     $408,432
                                                                            ========     ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in thousands, except per share data)

                                                                                                     Three Months Ended
                                                                                                          June 30,
                                                                                                  ------------------------
                                                                                                   2001             2000
                                                                                                  --------       ---------
Net sales................................................................................         $ 67,259        $122,483
Cost of sales............................................................................           49,765          67,151
                                                                                                  --------        --------
Gross profit.............................................................................           17,494          55,332
                                                                                                  --------        --------
Operating expenses:
  Research and development...............................................................           11,319           9,721
  Selling, general and administrative....................................................           23,075          21,451
  Non-recurring charges..................................................................           18,652              --
  In-process research and development costs of acquired business.........................            2,000              --
  Intangible asset amortization..........................................................            3,542           1,702
                                                                                                  --------        --------
    Total operating expenses.............................................................           58,588          32,874
                                                                                                  --------        --------
Operating income (loss)..................................................................          (41,094)         22,458
Other income (expense), net..............................................................              (32)          1,311
                                                                                                  --------        --------
Income (loss) before provision (benefit) for income taxes................................          (41,126)         23,769
Provision (benefit) for income taxes.....................................................          (13,571)          8,380
                                                                                                  --------        --------
Income (loss) before cumulative effect of change in accounting principle.................          (27,555)         15,389
Cumulative effect of change in accounting principle......................................               --          (2,506)
                                                                                                  --------        --------
Net income (loss)........................................................................         $(27,555)       $ 12,883
                                                                                                  ========        ========

Basic earnings (loss) per share:
  Income (loss) before cumulative effect of change in accounting principle...............         $  (0.79)       $   0.48
  Cumulative effect of change in accounting principle....................................               --           (0.08)
                                                                                                  --------        --------
Basic net income (loss) per share........................................................         $  (0.79)       $   0.40
                                                                                                  ========        ========

Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of change in accounting principle...............         $  (0.79)       $   0.43
  Cumulative effect of change in accounting principle....................................               --           (0.07)
                                                                                                  --------        --------
Diluted net income (loss) per share......................................................         $  (0.79)       $   0.36
                                                                                                  ========        ========

Shares used in the per share calculation:
  Basic..................................................................................           35,007          32,162
                                                                                                  ========        ========
  Diluted................................................................................           35,007          35,377
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

                           ASYST TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited; in thousands)

                                                                                                  Three Months Ended
                                                                                                       June 30,
                                                                                                ----------------------
                                                                                                  2001         2000
                                                                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................................................   $(27,555)    $ 12,883
  Adjustments to reconcile net income (loss) to net cash
    provided by operating  activities:
     Cumulative effect of change in accounting principle, net of tax benefit................         --        2,506
     Depreciation and amortization..........................................................      6,477        3,566
     Shares awarded to Board of Directors and employees.....................................         28           80
     Change in provision for doubtful accounts..............................................         63          175
     Write-down of land held for sale.......................................................     15,000           --
     Tax benefit realized from activity in employee stock option plans......................        244        4,290
     In-process research and development costs..............................................      2,000           --
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable....................................................................     21,098       (7,267)
     Inventories............................................................................      7,427      (11,942)
     Deferred tax asset.....................................................................    (13,723)       4,550
     Prepaid expenses and other.............................................................      1,707         (228)
     Other assets, net......................................................................      3,420       (3,380)
     Accounts payable.......................................................................    (10,627)       7,930
     Accrued liabilities and other..........................................................     (3,684)       7,126
     Deferred revenue.......................................................................      2,871        1,188
                                                                                               --------     --------
      Net cash provided by operating activities.............................................      4,746       21,477
                                                                                               --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments........................................................         --      (33,650)
  Sale or maturity of short-term investments................................................      3,000       79,630
  Purchase of restricted cash equivalents and short-term investments........................    (28,082)          --
  Sale or maturity of restricted cash equivalents and short-term investments................     37,550           --
  Purchase of property and equipment, net...................................................     (3,383)      (3,133)
  Net cash used in acquisitions.............................................................     (3,759)      (1,350)
                                                                                               --------     --------
      Net cash provided by investing activities.............................................      5,326       41,497
                                                                                               --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term loans..............................................................     (6,277)       5,671
  Proceeds from the issuance of long-term debt and finance leases...........................      1,791           --
  Net principal payments on short-term and long-term debt and finance leases................       (574)      (6,526)
  Issuance of common stock..................................................................      1,852        2,289
                                                                                               --------     --------
      Net cash provided by (used in) financing activities...................................     (3,208)       1,434
                                                                                               --------     --------

INCREASE IN CASH AND CASH EQUIVALENTS.......................................................      6,864       64,408
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................................................     34,749       12,638
                                                                                               --------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR......................................................   $ 41,613     $ 77,046
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

                           ASYST TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

ORGANIZATION OF THE COMPANY:

     The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (the "Company") which was incorporated in California on May 31, 1984, and its subsidiaries. The Company designs, develops, manufactures and markets isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software utilized primarily in clean rooms for semiconductor manufacturing. In June, 1999, the Company acquired Progressive Systems Technologies, Inc. ("PST") in a transaction accounted for as a pooling-of-interests.

     In August 1999, the Company acquired 100 percent of the common stock of Palo Alto Technologies, Inc., a California corporation ("PAT"), in a transaction accounted for using the purchase method of accounting.

     In transactions occurring between October 1999 and October 2000 the Company acquired a total of 95.3 percent of the common stock of MECS Corporation, a Japanese company ("MECS"). The acquisition was accounted for using the purchase method of accounting in March 2000 when a majority interest of MECS was obtained.

     In February 2001, the Company acquired Advanced Machine Programming Inc., a California corporation ("AMP"), and SemiFab Inc., a California corporation ("SemiFab"). Both transactions, which were unrelated, were accounted for using the purchase method of accounting.

     In May 2001, the Company acquired GW Associates, Inc., a California corporation ("GW"), in a transaction accounted for using the purchase method of accounting.

SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the quarter ended June 30, 2001. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 2001 included in its Annual Report on Form 10-K, as amended.

 Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

 Short-term Investments

     As of June 30, 2001 and 2000, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, have not been material to date and are reported as a separate component of shareholders' equity. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for either of the three month periods ended March 31, 2001 or 2000. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

     Short-term investments by security type are as follows (dollars in thousands):

                                                                                      June, 30            March 31
                                                                                        2001                2001
                                                                                 -----------------     ---------------
                                                                                    (unaudited)
     U.S. corporate debt securities............................................     $      ---                $3,000
                                                                                    ==========                ======

 Restricted Cash Equivalents and Restricted Short-term Investments

     Restricted cash equivalents and restricted short-term investments represent amounts that are restricted as to their use in accordance with a lease agreement for land in Fremont, California. Restricted short-term investments by security type are as follows (dollars in thousands):

                                                                                      June 30,               March 31,
                                                                                        2001                    2001
                                                                                   ---------------          ------------
                                                                                     (Unaudited)
     U.S. corporate debt securities............................................            $13,400               $21,100
     Debt securities issued by States of the United States and
       political subdivisions of the States....................................             13,632                15,250
                                                                                           -------               -------
                 Total.........................................................            $27,032               $36,350
                                                                                           =======               =======

 Supplemental Statements of Cash Flows Disclosure

     Cash paid for interest and domestic and foreign income taxes was as follows (unaudited; dollars in thousands):

                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                        -------------------------------
                                                                                           2001                 2000
                                                                                         ---------           -----------
      Interest..................................................................          $     356           $       169
      Income Taxes..............................................................          $      47           $        27


     The Company's significant non-cash investing and financing activities were as follows (unaudited; dollars in thousands):

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                      -----------------------------------
                                                                                        2001                       2000
                                                                                      ------------     ------------------
      Commitment to purchase land...............................................       $     41,121     $             --

 Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories consist of the following (dollars in thousands):

                                                                                      June 30,               March 31,
                                                                                        2001                    2001
                                                                                  ----------------        ---------------
                                                                                    (Unaudited)
     Raw materials.............................................................   $       41,065          $     50,490
     Work-in-process and finished goods........................................           28,685                26,482
                                                                                  --------------          ------------
                   Total.......................................................   $       69,750          $     76,972
                                                                                  ==============          ============

 Intangible Assets and Other Assets

     Intangible assets and other assets, net consisted of the following (dollars in thousands):

                                                                                      June 30,              March 31,
                                                                                        2001                  2001
                                                                                 -----------------        ------------
                                                                                    (Unaudited)
     Intangible assets, net....................................................   $        100,926         $    79,264
     Land held for sale........................................................             26,121                   -
     Other assets..............................................................              4,073               8,042
                                                                                  ----------------         -----------
                   Total.......................................................   $        131,120         $    87,306
                                                                                  ================         ===========

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

     In May 2001, the Company entered into a commitment to purchase land in Fremont, California for $41.1 million by December 31, 2001 when it amended a lease agreement with a syndicate of financial institutions. The Company has decided not to construct buildings on the land and is actively marketing the land. The Company recorded this commitment as a short-term loan and the associated asset as land held for sale, which is included in intangible assets and other assets, net, in the accompanying condensed consolidated balance sheet, as of June 30, 2001 (see SHORT-TERM LOANS). Based upon market data, the Company estimates that the current market value of the land has been impaired and as such recorded a $15.0 million write-down to estimated market value during the quarter ended June 30, 2001 (see NON-RECURRING CHARGES).

 Revenue Recognition

     The Company changed its revenue recognition policy effective April 1, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price is fixed or determinable and collectibality is reasonably assured. Some of the Company's products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at shipment. Certain of the Company's product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Other products of the Company are highly customized systems that cannot be completed or adequately tested to customer specifications prior to shipment from the factory. The Company does not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

     During the quarter ended, June 30, 2000, the Company recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million or a loss of $0.07 per diluted share, to reflect the cumulative effect of the change in accounting principle, as of the beginning of the quarter, in accordance with the guidance provided in SAB 101. As a result, certain amounts for the quarter ended June 30, 2000 have been restated to reflect the adoption of SAB 101 for comparative purposes.

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

 Provision  for Income Taxes

     The Company recorded a benefit for income taxes of $13.6 million, representing an annual effective income tax rate of 33 percent for the three month period ended June 30, 2001. The Company recorded a provision for income taxes of $8.4 million, representing an annual effective income tax rate of 35.3 percent for the three month period ended June 30, 2000. The provision (benefit) for income taxes is attributable to federal, state, and foreign taxes. The annual effective income tax rate for the three month period ended June 30, 2001 reflects the benefits of tax free interest income and research and development tax credits. Conversely, the annual effective income tax rate for the three month period ended June 30, 2001 has been adversely affected by non-deductible charges of $2.9 million and $2.0 million. These non-deductible charges are related to amortization of certain intangible assets and in-process research and development, respectively.

     The Company has recorded a net deferred tax asset of approximately $34.5 million, of which $7.5 million relates to net operating losses generated in the current year. The Company can recognize approximately $2.5 million of the deferred tax asset by carrying back the net operating loss and receiving a refund of prior taxes paid. Realization of the remaining deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the deferred tax assets will be realized.

 Earnings  Per Share

     Earnings per share has been reported based upon Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of dilutive common equivalent shares outstanding. Dilutive common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, warrants and redeemable convertible preferred stock, using the treasury stock method. For the quarter ended June 30, 2001, the number of shares used in the computation of diluted earnings (loss) per share was the same as the number used for the computation of basic earnings (loss) per share. The Company did not include potentially dilutive securities of 1,939,805 for the quarter ended June 30, 2001 in the computation of diluted earnings
(loss) per common share because to do so would be anti-dilutive.

     The following table sets forth the calculation of basic and diluted earnings per share (unaudited; in thousands, except per share amounts):

                                                                                                  Three Months Ended
                                                                                                       June 30,
                                                                                                ----------------------
                                                                                                 2001           2000
                                                                                                ---------- -----------
Basic earnings per share:
  Net income (loss).........................................................................   $(27,555)     $12,883
                                                                                               --------      -------
  Weighted average common shares............................................................     35,007       32,162
                                                                                               --------      -------
      Basic earnings per share..............................................................   $  (0.79)     $  0.40
                                                                                               ========      =======

Diluted earnings per share:
  Net income (loss).........................................................................   $(27,555)     $12,883
                                                                                               --------      -------
  Weighted average common shares............................................................     35,007       32,162
  Weighted average common share equivalents:
     Options................................................................................         --        3,215
                                                                                               --------      -------
Diluted weighted average common shares......................................................     35,007       35,377
                                                                                               --------      -------
      Diluted earnings per share............................................................   $  (0.79)     $  0.36
                                                                                               ========      =======

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The Company has not had any such transactions or events during the periods, which are material to the condensed consolidated financial statements. Therefore comprehensive income (loss) is the same as the net income (loss) reported in the condensed consolidated financial statements.

  New Accounting Pronouncements

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. The Company sells products internationally in US dollars and Japanese yen and holds various non-functional currency intercompany balances. These monetary balances expose the Company to foreign currency risk and are hedged with foreign currency forward contracts that expire within 12 months. The Company employs these derivatives to reduce selected foreign currency risks that can be confidently identified and quantified. Hedges of non-functional currency assets and liabilities are not SFAS 133 designated hedges, and thus changes in fair value are recognized immediately in earnings.

     On June 29, 2001, the Financial Accounting Standard Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and March 31, 2002 will not be subject to amortization. Upon adoption of SFAS No. 142, on April 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $7.9 million, based on anticipated amortization for 2002. Amortization of goodwill for the three months ended June 30, 2001 was $1.8 million.

REPORTABLE SEGMENTS:

     The Company offers a family of products and related services to provide integrated automation systems for wafer handling in semiconductor manufacturing facilities. All of the Company's activities are aggregated into a single operating segment.

 Net sales by geography were as follows (unaudited; dollars in millions):

                                                                                                          Three Months Ended
                                                                                                               June 30,
                                                                                                      --------------------------
                                                                                                          2001           2000
                                                                                                      ---------     ------------
  United States.............................................................................           $ 32.3          $  46.1
  Taiwan....................................................................................              9.6             32.9
  Japan.....................................................................................             16.8             17.2
  Other Asia/Pacific........................................................................              3.0             18.9
  Europe....................................................................................              5.6              7.4
                                                                                                       ------          -------
                                                                                                       $ 67.3          $ 122.5
      Total.................................................................................           ======          =======



     We are in the process of realigning the organization around product divisions. The net sales by our product divisions were as follows (unaudited; dollars in millions):

                                                                                                          Three Months Ended
                                                                                                               June 30,
                                                                                                      --------------------------
                                                                                                          2001           2000
                                                                                                      ---------     ------------
  Tool Based Solutions......................................................................           $ 44.1          $  97.3
  Factory Connectivity Solutions............................................................              7.7             11.0
  Wafer and Reticle Carriers................................................................             12.1              8.3
  Services & other..........................................................................              3.4              5.9
                                                                                                       ------          -------
                                                                                                       $ 67.3          $ 122.5
      Total.................................................................................           ======          =======


NON-RECURRING CHARGES:

     The Company incurred non-recurring charges of $18.7 million during the three months ended June 30, 2001 consisting of a $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and severance costs of approximately $0.8 million. The land held for sale is land that the Company agreed to acquire when it amended a lease agreement for land and buildings in Fremont, California with a syndicate of financial institutions. Under that agreement the Company is obligated to purchase the land for a purchase price of $41.1 million on or before December 31, 2001. The Company also agreed to pay the syndicate of financial institutions for engineering costs of approximately $2.9 million incurred in preparation for making leasehold improvements to the land. The Company decided not to construct buildings on the land and has begun to actively market the land. Based upon market data, the Company estimates that the current market value of the land has been impaired and as such recorded a $15.0 million write-down to estimated market value. Due to a continuing decline in revenues, in April 2001 the Company reduced its workforce to lower operating costs and incurred approximately $0.8 million of severance costs in connection with the workforce reduction.

SHORT-TERM LOANS:

     The Company had Japanese Yen 2,712 million ($22.1 million) and Japanese Yen 3,608 million ($28.8 million) at June 30, 2001 and March 31, 2001, respectively of short-term debt from banks in Japan. As of June 30, 2001, the interest rate ranged from 1.4 percent to 1.9 percent, and as of March 31, 2001, the interest rate ranged from 1.4 percent to 2.0 percent.

     In May the Company entered into a commitment to purchase land in Fremont, California for $41.1million by December 31, 2001 when it amended a lease agreement with a syndicate of financial institutions. The Company recorded this commitment as a short-term loan in the accompanying condensed consolidated balance sheet, as of

June 30, 2001. At June 30, 2001 this commitment bore interest at rates ranging from 5.51 percent to 6.51 percent (see Intangible Assets and Other Assets).

LONG-TERM DEBT:

     On June 29, 2001, the Company entered into a new long-term debt agreement with The Tokai Bank in Japan. Under this loan agreement, the Company then borrowed Japanese Yen 200 million (approximately $1.6 million), at an interest rate of 1.8% fixed, with payments of principal and interest due monthly from July 2001 through May 2008. At June 30, 2001 maturities of the loan are as follows (dollars in thousands):

Fiscal Year Ending
   March 31,
   ---------
     2002....................................................................................        $  235
     2003....................................................................................           235
     2004....................................................................................           235
     2005....................................................................................           235
     2006 and thereafter.....................................................................           690
                                                                                                     ------
Total                                                                                                $1,630
                                                                                                     ======

ACQUISITION OF GW ASSOCIATES, INC.

     On May 22, 2001 the Company acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of the Company's common stock valued at $8.0 million and a note payable of $16.0 million payable in May 2002 in a combination of cash and the Company's common stock. The acquisition was accounted for using the purchase method of accounting. Accordingly the results of GW have been combined with those of the Company's since the date of acquisition. Approximately $26.5 million of the purchase price, in excess of the net assets of $4.5 million acquired, was allocated to intangible assets. These intangible assets consist of in-process research and development, developed technology, installed customer base, assembled workforce, trade name, and the excess purchase price over the net assets acquired. Because there can be no assurance that the Company will be able to successfully complete the associated products or that the technology has any alternative future use, $2.0 million of such in-process research and development was charged as an expense during the quarter ended June 30, 2001. The remaining intangible assets are being amortized over three to six years. Management believes that the unamortized balance of these assets totaling $24.5 million at June 30, 2001, which is included in intangible and other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable.

     Comparative pro forma information reflecting the acquisition of GW has not been presented because the operations of GW are not material to the Company's financial statements.

RELATED PARTY TRANSACTIONS:

     At June 30, 2001, the Company held two notes receivable from an executive officer totaling $0.8 million and five separate notes receivable from other employees totaling $1.1 million. At June 30, 2000, the Company held three separate notes receivable from one executive officer and a former executive officer totaling $1.1 million and one note receivable from another employee of the Company with a balance of $0.2 million. Loans were extended to these individuals to assist them in their relocation to California. Each of the notes receivable are secured by second deeds of trust on certain real property and certain pledged securities of the Company owned by the employees.

SUBSEQUENT EVENTS:

     On July 3, 2001 the Company completed the sale of $86.3 million 5 3/4 percent convertible subordinated notes ($82.9 million, net of issuance costs). The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock. The notes are convertible at a conversion price of $15.18 per share, which is equal to a conversion rate of approximately 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at the Company's option after July 3, 2004.

     In March 2001, we filed suit against Fortrend Engineering Corporation ("Fortrend") in the United States District Court for the Northern District of California, seeking to have two patents declared invalid or not infringed. We also alleged that the inventors named on the two patents should be corrected to include an Asyst employee as a joint inventor. Our complaint also included claims for unfair competition, interference with contractual relations, and intentional interference with prospective economic advantage. In May 2001, Fortrend filed counterclaims asserting that Asyst and fourteen of our customers infringed the two patents by use of our Load Port Transfer system. We denied Fortrend's allegations. In July 2001, Asyst and Fortrend signed a settlement agreement. Under the terms of that agreement, we acquired the two patents and a pending patent application, for $3.1 million and all claims and counterclaims were dismissed with prejudice.

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

     Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K, as amended might not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report

Overview

     We are a leading provider of integrated automation systems for the semiconductor and related electronics manufacturing industries. We sell our systems directly to semiconductor manufacturers, as well as to Original Equipment Manufacturers, or OEM's, that integrate our systems with their equipment for sale to semiconductor manufacturers. Our sales are tied to the capital expenditures at fabs and as such are cyclical in nature. Fiscal year 2001 and the first quarter of fiscal year 2002 have demonstrated the cyclical nature of our business, as discussed below.

     We use a dedicated direct sales force worldwide, which is supported by distributors in Europe. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. To date, the impact of currency translation gains or losses has not been material to our sales or results of operations.

     During fiscal year 1999, we experienced a sharp downturn in our business in response to a dramatic slowdown in the Asian economies and an over capacity of memory chip manufacturing. In fiscal year 2000, we experienced significant growth due to the dramatic growth in capital spending by semiconductor manufacturers. The increase in capital spending was driven by the growth in demand for both memory and logic chips in a broad variety of products, particularly those of internet and telecommunications equipment manufacturers. In the first half of fiscal year 2001, the demand for our products remained strong, but in the second half of fiscal year 2001, the demand for our products decreased significantly as semiconductor manufacturers sharply reduced capital expenditures. This decrease in capital expenditures resulted in slower bookings and significant order push outs and cancellations in the fourth quarter of fiscal year 2001 and in the first quarter of fiscal year 2002.

     In addition to the changes in the business cycle impacting demand for our products, we are seeing a shift from 150mm and 200mm to 300mm products. In fiscal year 2001, the contribution of 300mm products has increased from 3.5 percent of our net sales in the first quarter of fiscal year 2001 to 13.5 percent of our net sales for the fourth quarter of fiscal year 2001. These products generate lower gross profit than our 150mm and 200mm products largely because the 300mm products are early in their product life cycle.

     The majority of our revenues in any single quarter are typically derived from a relatively few large customers, and our revenues will therefore fluctuate based on a number of factors, including:

 .  the timing of significant customer orders;

 .  the timing of product shipments and acceptance;

 .  variations in the mix of products sold;

 .  the introduction of new products;

 .  changes in customer buying patterns;

 .  fluctuations in the semiconductor equipment market;

 .  pressure from competitors;

 .  the availability of key components; and

 . general trends in the semiconductor industry, electronics industry and overall economy.

     In addition, due to production cycles and customer requirements, we often ship significant quantities of products in the last month of the quarter. This factor increases the risk of unplanned fluctuations in net sales since we have limited opportunity to take corrective actions should a customer reschedule a shipment or otherwise delay an order during the last month of the quarter.

   Acquisitions

     During the fiscal year ended March 31, 2001 and the quarter ended June 30, 2001, we acquired the following companies:

     In March 2000, we acquired a 78.6 percent ownership interest of MECS, a Japanese engineering and robotics manufacturing company, and increased our ownership interest to 95.3 percent during fiscal year 2001. We subsequently merged MECS into AJI. The transactions were accounted for using the purchase method of accounting.

     In February 2001, we acquired AMP, a manufacturer of precision parts. The transaction was accounted for using the purchase method of accounting.

     In February 2001, we acquired SemiFab, a manufacturer of environmental control equipment and a contract manufacturer. The transaction was accounted for using the purchase method of accounting.

     In May 2001, we acquired GW, a developer of factory integration software used by electronics manufacturers. The transaction was accounted for using the purchase method of accounting.

Three Months Ended June 30, 2001 and 2000

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated:

                                                                                        Three  Months Ended
                                                                                              June 30,
                                                                                        ----------------------
                                                                                            2001         2000
                                                                                           ------       ------
     Net sales...................................................................           100.0 %      100.0 %
     Cost of sales...............................................................            74.0         54.8
                                                                                           ------       ------
         Gross profit............................................................            26.0         45.2
                                                                                           ------       ------
     Operating expenses:
     Research and development....................................................            16.8          8.0
     Selling, general and administrative.........................................            34.3         17.5
     Non-recurring charges.......................................................            27.7           --
     In-process research and development costs of acquired business..............             3.0           --
     Intangible asset amortization...............................................             5.3          1.4
                                                                                           ------       ------
         Total operating expenses................................................            87.1         26.9
                                                                                           ------       ------
     Operating income (loss).....................................................           (61.1)        18.3
     Other income (expense), net.................................................            (0.1)         1.1
                                                                                           ------       ------
     Income (loss)  before provision (benefit) for income taxes and
     cumulative effect of change in accounting principle.........................           (61.2)        19.4
     Provision (benefit) for income taxes........................................           (20.2)         6.8
                                                                                           ------       ------
     Income (loss) before effect of change in accounting principle...............           (41.0)        12.6
     Cumulative effect of change in accounting principle, net of tax benefit.....              --         (2.1)
                                                                                           ------       ------
     Net income (loss)...........................................................           (41.0)%       10.5 %
                                                                                           ======       ======

Results of Operations

     Net Sales. Net sales decreased 45.1 percent from $122.5 million for the quarter ended June 30, 2000, to $67.3 million for the quarter ended June 30, 2001. Our acquisitions of AMP, SemiFab and GW contributed $5.1 million to net sales in the quarter ended June 30, 2001. Absent the contribution to net sales from these acquisitions, net sales decreased 49.3 percent from the quarter ended June 30, 2000.

     Capital spending by the semiconductor manufacturers was near its peak levels during the quarter ended June 30, 2000. We experienced a significant slowdown in new orders during the third and fourth quarters of our fiscal year ended March 31, 2001. In the fourth quarter of fiscal year 2001, our net sales declined 10.1 percent from the third quarter. Net sales in the first quarter of fiscal year 2002 declined 41.6 percent from net sales in the fourth quarter of fiscal year 2001. These declines resulted from a substantial reduction in capital spending by semiconductor manufacturers worldwide. We experienced a material decline in net sales of our 200mm products, which was partially offset
by increased sales of our 300mm products.   We currently expect net sales to
decline to $50 to $55 million for the second quarter of fiscal year 2002.

     Our international sales, including local revenues recorded at our foreign locations, were as follows (unaudited; dollars in millions):

                                                  Three Months Ended                            Three Months Ended
                                                     June 30, 2001                                June 30, 2000
                                         ------------------------------------          ---------------------------------
             Geographic                                         Percentage of                               Percentage
               Region                                                of                                         of
                                             Net Sales            Net Sales              Net Sales           Net Sales
-----------------------------------      -----------------     --------------          -------------      --------------
   Taiwan                                      $ 9.6                14.3%                  $32.9                26.9%
   Japan                                        16.8                25.0                    17.2                14.1
   Other Asia/Pacific                            3.0                 4.4                    18.9                15.4
   Europe                                        5.6                 8.3                     7.4                 6.0
                                               -----                ----                   -----               -----
       Total                                   $35.0                52.0%                  $76.4                62.4%
                                               =====                ====                   =====               =====

     Our international sales decreased as a percent of our total sales from 62.4 percent in the quarter ended June 30, 2000 to 52.0 percent in the current quarter for two primary reasons. First, our semiconductor manufacturing customers in the Asia Pacific regions have not added any new 200mm manufacturing capacity. Secondly, semiconductor manufacturers are directing their capital spending largely to 300mm projects. Semiconductor manufacturers are currently placing orders for our products through OEMs and the majority of OEMs are in the U.S. and Japan and to a lesser extent in Europe.

     We currently have a single reportable segment. However, we are in the process of realigning the organization around product divisions. The net sales by our product divisions were as follows (unaudited; dollars in millions):

                                                                            Three Months Ended
                                                                                 June 30,
                                                                ------------------------------------------
                                                                        2001                   2000
                                                                --------------------     -----------------
     Tool Based Solutions....................................           $44.1                  $ 97.3
     Factory Connectivity Solutions..........................             7.7                    11.0
     Wafer and Reticle Carriers..............................            12.1                     8.3
     Services & other........................................             3.4                     5.9
                                                                        -----                  ------
                                                                        $67.3                  $122.5
         Total...............................................           =====                  ======

     Gross Margin. Gross margin decreased from 45.2 percent of net sales for the three months ended June 30, 2000, to 26.0 percent of net sales for the three months ended June 30, 2001. The primary reasons for the decline in gross margin were a significant shift in product mix to 300mm products and lower production levels resulting in lower absorption of manufacturing overhead. In the three months ended June 30, 2000, 300mm products contributed only 3.5 percent of our net sales compared to 29.9 percent of net sales for the three months ended June 30, 2001. The 300mm products are very early in their product life cycle and currently have low margins in comparison to our 200mm products. We have enacted cost reduction initiatives related to our 300mm products and expect improved gross margins for these products in future periods. Because of the anticipated size of the emerging 300mm product market, we face strong competition on price and features for these products from existing and new competitors. While we have taken actions to reduce our manufacturing overhead, many of these costs are fixed costs. Until our net sales return to levels consistent with those experienced in our quarter ended June 30, 2000, our gross margin will continue to be negatively impacted on a comparative basis by unabsorbed manufacturing overhead costs. Our gross margin will continue to be impacted by future changes in product mix, net sales volumes and market competition.

     Research and Development. Research and development expenses increased 16.4 percent from $9.7 million for the three months ended June 30, 2000, to $11.3 million including $0.5 million contributed by the acquisitions of SemiFab and GW, for the three months ended June 30, 2001. Research and development expenses increased as a percentage of net sales from 8.0 percent for the three months ended June 30, 2000 to 16.8 percent for the three months ended June 30, 2001. During each of the first three quarters of fiscal year 2001 we increased research and development spending for our 300mm products and material handling systems. Then in response to the decline in our net sales, we began reducing our research and development expenditures in the quarter ended March 31, 2001 and continued that trend in the quarter ended June 30, 2001. However, the combination of the impact of the acquisitions and our commitment to develop and improve our product offerings have not afforded us the opportunity to reduce research and development expenses to the level of the three months ended June 30, 2000. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. We expect that our research and development expenses may increase in future periods and will fluctuate as a percentage of net sales.

     Selling, General and Administrative. Selling, general and administrative expenses increased $1.6 million or 7.6 percent from $21.5 million for the three months ended June 30, 2000, to $23.1 million for the three months ended June 30, 2001. During the quarter ended June 30, 2001, selling, general and administrative expenses would have declined by $0.1 million compared with the quarter ended June 30, 2000 but the acquisitions of AMP, SemiFab and GW increased selling, general and administrative expenses by $1.7 million. Excluding the effect of the acquisitions of AMP, SemiFab and GW we reduced selling, general and administrative expenses by approximately $2.9 million for the quarter ended June 30, 2001 as compared to the quarter ended December 31, 2000 in response to the decline in net sales during the last two quarters. We reduced headcount in both the fourth quarter of fiscal year 2001 and at the end of the first month of the current quarter. We have also implemented several targeted cost reduction initiatives to lower our selling, general and administrative expenses. Selling, general and administrative expenses increased as a percentage of net sales from
17.5 percent for the three months ended June 30, 2000 to 34.3 percent for the three months ended June 30, 2001 because we have not been able to reduce spending at the same rate net sales have declined. As a result of our acquisitions over the last three years, we currently operate with a number of independent systems. In order to position ourselves for future growth opportunities, we will need to increase our investment in administrative systems and processes which will increase the fixed costs associated with general and administrative functions. While these investments should provide long-term productivity improvements, our transition to new systems may result in increased expense levels before reductions from any productivity improvements are realized.

     Non-recurring Charges. We incurred non-recurring charges of $18.7 million during the three months ended June 30, 2001 consisting of a $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and severance costs of approximately $0.8 million. The land held for sale is land that we agreed to acquire when we amended a lease agreement for land and buildings in Fremont, California with a syndicate of financial institutions. Under that agreement we are obligated to purchase the land for a purchase price of $41.1 million on or before December 31, 2001. We also agreed to pay the syndicate of financial institutions for engineering costs of approximately $2.9 million incurred in preparation for making leasehold improvements to the land. We decided not to construct buildings on the land and have begun to actively market the land. Based upon market data we estimate that the current market value of the land has been impaired and as such recorded a $15.0 million write-down to estimated market value. Due to a continuing decline in revenues, in April 2001 we reduced our workforce to lower operating costs and incurred approximately $0.8 million of severance costs in connection with the workforce reduction.

     In-process Research and Development Costs of Acquired Business. On May 22, 2001, we acquired GW in a transaction accounted for using the purchase method of accounting. In connection with the purchase price allocation we wrote-off $2.0 million of value assigned to in-process research and development costs for efforts that had not reached technological feasibility at the time of our acquisition. There were no charges for the three month period ended June 30, 2000.

     Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $1.7 million or 1.4 percent of net sales for the three months ended June 30, 2000 and $3.5 million or 5.3 percent of net sales for the three months ended June 30, 2001. Amortization of goodwill for the three months ended June 30, 2001 was approximately $1.8 million. We amortize the acquired intangible assets over periods ranging from four to fourteen years. On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. Upon adoption of this new statement, on April 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $7.9 million, based upon the anticipated amortization for fiscal year 2002.

     Other Income (Expense), Net. Other income (expense), net, includes interest income, interest expense, royalty income and foreign exchange gain and loss. Other income (expense), net, decreased from $1.3 million of income, net for the three months ended June 30, 2000 to less than $0.1 million of expense for the three months ended June 30, 2001. The reasons for the decrease were an increase of $0.3 million of interest expense related to the loan on the land held for sale discussed above combined with a decrease in interest income earned on our cash equivalents and short-term investments and foreign exchange losses. While we have employed a hedging facility for our largest potential foreign currency exposure, future changes in foreign currency exchange rates may negatively impact other income (expense), net.

     Provision (Benefit) for Income Taxes. We recorded a benefit for income taxes of $13.6 million, representing an annual effective income tax rate of 33 percent for the three month period ended June 30, 2001. We recorded a provision for income taxes of $8.4 million, representing an annual effective income tax rate of 35.3 percent for the three month period ended June 30, 2000. The provision (benefit) for income taxes is attributable to federal, state, and foreign taxes. The annual effective income tax rate for the three month period ended June 30, 2001 reflects the benefits of tax free interest income and research and development tax credits. Conversely, the annual effective income tax rate for the three month period ended June 30, 2001 has been adversely affected by non-deductible charges of $2.9 million and $2.0 million. These non-deductible charges are related to amortization of certain intangible assets and in-process research and development, respectively.

     Cumulative Effect of Change in Accounting Principle, Net of Tax. We recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million, or a loss of $0.07 per diluted share, to reflect the cumulative effect of the accounting change to comply with United States Securities and Exchange Commission Staff Accounting Bulletin 101 as of the beginning of fiscal year 2001.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings and cash generated from operations. As of June 30, 2001, we had approximately $41.6 million in cash and cash equivalents, $43.0 million in restricted cash equivalents and short-term investments, $118.3 million in working capital and $6.7 million in long-term debt and finance leases.

     Cash flows from operating activities. Net cash provided by operating activities in the three months ended June 30, 2001 was $4.7 million. The net cash provided by operating activities during the quarter ended June 30, 2001 was primarily attributable to reductions in accounts receivable of $21.1 million and to reductions in inventories of $7.4 million, combined with our non-cash charges to net income including: depreciation and amortization of $6.5 million, write-down of land held for sale of $15.0 million and write-off of purchased in-process research and development of $2.0 million. Net cash provided by operating activities was largely offset by our net loss of $27.6 million, an increase in our deferred tax asset of $13.7 million and a reduction in accounts payable of $10.6 million.

     Cash flows from investing activities. Net cash provided by investing activities in the quarter ended June 30, 2001 was $5.3 million. Net sales of short-term investments and restricted cash equivalents and short-term investments provided $12.5 million during the quarter, offset by $3.8 million used in connection with the acquisitions of AMP, SemiFab and GW and $3.4 million used to modify our facilities and purchase new equipment and furniture used in our operations.

     Cash flows from financing activities. Net cash used by financing activities during the quarter ended June 30, 2001, was $3.2 million consisting of payments of $6.3 million and $0.6 million on short-term loans and short-term and long-term debt and finance leases, respectively. These uses were partially offset by proceeds of $1.6 million from the issuance of new long-term debt with a Japanese bank and $1.9 million from the issuance of 207,821 shares of common stock in connection with our employee stock programs.

     We anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. However, we believe that our available cash and cash equivalents, combined with net proceeds of $82.9 million from the sale of convertible subordinated notes on July 3, 2001, will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and we may seek to raise these additional funds through public or private debt or equity financings. These financings may not be available to us on a timely basis if at all or, if available, on terms acceptable to us and not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego acquisition opportunities which could reduce our revenues, increase our losses, and harm our business.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities.
SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on our consolidated financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     There has not been a material change in our exposure to Interest rate and foreign currency risks since the date of our 2001 Form 10-K.

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

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         In October 1996, we Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or (Jenoptik), Jenoptik-Infab, Inc., or (Infab), Emtrak, Inc., or (Emtrak) and Empak, Inc., or (Empak) alleging infringement of two patents related to our SMART Traveler System. We amended our Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that we have violated federal antitrust laws and engaged in unfair competition. We denied these allegations. In May 1998, we along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of our arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. We appealed and the trial date has since been vacated. The parties have submitted appellate briefs and the court heard oral argument. Weare waiting for the court's ruling.

         In March 2001, we filed suit against Fortrend in the United States District Court for the Northern District of California, seeking to have two patents declared invalid or not infringed. We also alleged that the inventors named on the two patents should be corrected to include an Asyst employee as a joint inventor. Our complaint also included claims for unfair competition, interference with contractual relations, and intentional interference with prospective economic advantage. In May 2001, Fortrend filed counterclaims asserting that Asyst and fourteen of our customers infringed the two patents by use of our Load Port Transfer system. We denied Fortrend's allegations. In July 2001, Asyst and Fortrend signed a settlement agreement. Under the terms of that agreement, we acquired the two patents and a pending patent application for $3.1 million and all claims and counterclaims were dismissed with prejudice.


Item 2 - Changes in Securities and Use of Proceeds

         On July 3, 2001, we sold to Merrill Lynch, Pierce Fenner & Smith and ABN AMRO Rothschild LLC $86.25 million of 5 3/4% convertible notes due 2008 pursuant to Rule 144A of the Securities Act of 1933, as amended, or the Securities Act. The initial purchasers received a commission from the sale of the notes of $2.59 million. The notes were sold to "qualified institutional buyers," as that term is defined in the Securities Act and were not, when issued, of the same class of securities as listed on a national securities exchange or quoted on the Nasdaq National Market. The notes are convertible at the option of the holders at any time prior to maturity at a rate of $15.18 per share, which is equal to a conversion rate of approximately 65.8718 shares per $1,000 principal amount of notes, subject to adjustment. We may not redeem the notes for a period of three years. We intend to use the net proceeds of this offering primarily for general corporate purposes, including working capital.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit Number       Description

              4.3 Indenture dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

              4.4 Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

              10.28* Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.

              10.29* Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.

              10.30* Banking Consent & Agreement between MECS, K.K. and Tokai Bank, K.K. dated November 30, 1998, December 6, 1999.

              10.31* Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November 14, 1994.

              10.32* Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.

_____________

*  English translation of original document.


         (b)  Reports on Form 8-K.

                  On July 5, 2001, we filed a Current Report on Form 8-K, dated
              June 25, 2001 regarding the issuance of $86.25 million of 5 3/4% convertible notes due July 2008 pursuant to Rule 144A of the Securities Act.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ASYST TECHNOLOGIES, INC.


Date:      August 14, 2001                   By: /s/ Douglas J. McCutcheon
      ------------------------                  --------------------------------
                                                Douglas J. McCutcheon
                                                Senior Vice President
                                                Chief Financial Officer

                                                Signing on behalf of the
                                                registrant and as the principal
                                                accounting and financial officer

                                 Exhibit Index

Exhibit Number           Description
--------------           -----------

4.3 Indenture dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

4.4 Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

10.28* Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.

10.29* Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.

10.30* Banking Consent & Agreement between MECS, K.K. and Tokai Bank, K.K. dated November 30, 1998, December 6, 1999.

10.31* Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November 14, 1994.

10.32* Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.

_____________

*  English translation of original document.