Form 10-Q
period 2001-09-30
ASYST TECHNOLOGIES INC /CA/
filed 2001-11-13
CIK 909326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

          X     Quarterly Report Pursuant to Section 13 or 15(d) of the
         ---
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001

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

                                  Yes  X   No ___
                                      ---

The number of shares of the registrant's Common Stock, no par value, outstanding as of October 31, 2001 was 35,292,860.

________________________________________________________________________________

                            ASYST TECHNOLOGIES, INC.

                                      INDEX

Part I.    Financial Information                                                              Page No.
           ---------------------                                                              --------
           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets as of
                           September 30, 2001 and March 31, 2001                                 3

                      Condensed Consolidated Statements of Operations
                           for the three months ended September 30, 2001 and
                           September 30, 2000                                                    4

                      Condensed Consolidated Statements of Cash Flows
                           for the six months ended September 30, 2001 and
                           September 30, 2000                                                    5

                      Notes to Condensed Consolidated Financial
                           Statements                                                            6

           Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                  15

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk                29


Part II.   Other Information
           -----------------

           Item 1.    Legal Proceedings                                                         30

           Item 4.    Submission of Matters to a Vote of Security Holders                       30

           Item 6.    Exhibits and Reports on Form 8-K                                          31

Signatures                                                                                      32
----------

                         Part I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            ASYST TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        September 30,    March 31,
                                                                             2001           2001
                                                                        -------------    ---------
                                                                         (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                         $      94,700    $  34,749
      Restricted cash equivalents and short-term investments                   43,981       52,500
      Short-term investments                                                   18,077        3,000
      Accounts receivable, net                                                 49,955       77,660
      Inventories                                                              64,356       76,972
      Deferred tax asset                                                       41,909       20,068
      Prepaid expenses and other current assets                                12,688       16,017
                                                                        -------------    ---------

            Total current assets                                              325,666      280,966
                                                                        -------------    ---------

Property and equipment, net                                                    42,056       40,160
Intangible assets and other assets, net                                       131,678       87,306
                                                                        -------------    ---------

                                                                        $     499,400    $ 408,432
                                                                        =============    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term loans                                                  $      61,882    $  28,776
      Current portion of long-term debt and finance leases                      1,867        1,791
      Accounts payable                                                         18,076       29,560
      Accrued liabilities and other                                            53,718       36,495
      Deferred revenue                                                          9,473        5,190
                                                                        -------------    ---------

            Total current liabilities                                         145,016      101,812
                                                                        -------------    ---------

Long-term liabilities:
      Long-term debt and finance leases, net of current portion                90,619        3,683
      Other long-term liabilities                                                 364          474
                                                                        -------------    ---------

            Total long-term liabilities                                        90,983        4,157
                                                                        -------------    ---------

Shareholders' equity:
      Common stock                                                            289,758      282,925
      Retained earnings (deficit)                                             (26,357)      19,538
                                                                        -------------    ---------

            Total shareholders' equity                                        263,401      302,463
                                                                        -------------    ---------

                                                                        $     499,400    $ 408,432
                                                                        =============    =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited; in thousands, except per share data)

                                                                                 Three Months Ended          Six Months Ended
                                                                                     September 30,             September 30,
                                                                                ---------------------    -----------------------
                                                                                  2001        2000          2001         2000
                                                                                ---------   ---------    ---------    ----------
Net sales                                                                       $  51,015   $ 126,000    $ 118,274    $  248,483
Cost of sales                                                                      38,521      67,157       88,286       134,308
                                                                                ---------   ---------    ---------    ----------
Gross profit                                                                       12,494      58,843       29,988       114,175
                                                                                ---------   ---------    ---------    ----------
Operating expenses:
     Research and development                                                      10,316      10,851       21,634        20,572
     Selling, general and administrative                                           21,382      22,984       44,456        44,435
     Amortization of acquired intangible assets                                     4,782       1,366        8,324         3,068
     Non-recurring charges                                                          1,549           -       20,201             -
     In-process research and development costs of acquired business                     -           -        2,000             -
                                                                                ---------   ---------    ---------    ----------
           Total operating expenses                                                38,029      35,201       96,615        68,075

Operating income (loss)                                                           (25,535)     23,642      (66,627)       46,100
Other income (expense), net                                                          (719)      1,648         (752)        2,959
                                                                                ---------   ---------    ---------    ----------

Income (loss) before provision (benefit) for income taxes                         (26,254)     25,290      (67,379)       49,059
Provision (benefit) for income taxes                                               (7,913)      8,709      (21,484)       17,089
                                                                                ---------   ---------    ---------    ----------

Income (loss) before cumulative effect of change in accounting principle          (18,341)     16,581      (45,895)       31,970
Cumulative effect of change in accounting principle                                     -           -            -        (2,506)
                                                                                ---------   ---------    ---------    ----------
Net income (loss)                                                               $ (18,341)  $  16,581    $ (45,895)   $   29,464
                                                                                =========   =========    =========    ==========

Basic earnings (loss) per share:
     Income (loss) before cumulative effect of change in accounting principle   $   (0.52)  $    0.51    $   (1.31)   $     0.99
     Cumulative effect of change in accounting principle                                -           -            -         (0.08)
                                                                                ---------   ---------    ---------    ----------
Basic net income (loss) per share                                               $   (0.52)  $    0.51    $   (1.31)   $     0.91
                                                                                =========   =========    =========    ==========

Diluted earnings (loss) per share:

     Income (loss) before cumulative effect of change in accounting principle   $   (0.52)  $    0.48    $   (1.31)   $     0.91
     Cumulative effect of change in accounting principle                                -           -            -         (0.07)
                                                                                ---------   ---------    ---------    ----------
Diluted net income (loss) per share                                             $   (0.52)  $    0.48    $   (1.31)   $     0.84
                                                                                =========   =========    =========    ==========

Shares used in the per share calculation:
     Basic                                                                         35,286      32,308       35,147        32,235
                                                                                =========   =========    =========    ==========
     Diluted                                                                       35,286      34,840       35,147        35,109
                                                                                =========   =========    =========    ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in thousands)

                                                                                              Six Months Ended
                                                                                               September 30,
                                                                                       ------------------------------
                                                                                           2001               2000
                                                                                       ------------       -----------
Cash flows from operating activities:
       Net income (loss)                                                               $    (45,895)      $    29,464
       Adjustments to reconcile net income (loss) to net cash
          provided by operating  activities:
             Cumulative effect of change in accounting principle, net of tax benefit              -             2,506
             Depreciation and amortization                                                   14,166             6,909
             Shares awarded to Board of Directors and employees                                  58               157
             Change in provision for doubtful accounts                                          323               606
             Write-down of land held for sale                                                15,000                 -
             Tax benefit realized from activity in employee stock option plans                    -             4,616
             In-process research and development costs of acquired business                   2,000                 -
       Changes in assets and liabilities, net of acquisitions:
             Accounts receivable                                                             28,533           (24,835)
             Inventories                                                                     12,821           (24,535)
             Deferred tax asset                                                             (24,471)            6,099
             Prepaid expenses and other current assets                                        3,452                79
             Other assets                                                                    (1,849)           (3,160)
             Accounts payable                                                               (11,626)            9,255
             Accrued liabilities and other                                                      843            11,318
             Deferred revenue                                                                 3,349             2,110
                                                                                       ------------       -----------
                   Net cash provided by (used in) operating activities                       (3,296)           20,589
                                                                                       ------------       -----------

Cash flows from investing activities:
       Purchase of short-term investments                                                   (18,077)          (57,500)
       Sale or maturity of short-term investments                                             3,000            86,056
       Purchase of restricted cash equivalents and short-term investments                   (53,431)                -
       Sale or maturity of restricted cash equivalents and short-term investments            61,950                 -
       Purchase of property and equipment, net                                               (7,491)           (7,565)
       Net cash used in acquisitions                                                         (3,772)           (3,095)
                                                                                       ------------       -----------
             Net cash provided by (used in) investing activities                            (17,821)           17,896
                                                                                       ------------       -----------

Cash flows from financing activities:
       Payments on short-term loans                                                          (8,016)            2,541
       Proceeds from the issuance of long-term debt and finance leases                       88,068                 -
       Net principal payments on short-term and long-term debt and finance leases            (1,057)           (5,131)
       Issuance of common stock                                                               2,073             3,099
                                                                                       ------------       -----------
             Net cash provided by financing activities                                       81,068               509
                                                                                       ------------       -----------
Increase in cash and cash equivalents                                                        59,951            38,994
Cash and cash equivalents, beginning of period                                               34,749            12,638
                                                                                       ------------       -----------
Cash and cash equivalents, end of period                                               $     94,700       $    51,632
                                                                                       ============       ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ASYST TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

ORGANIZATION OF THE COMPANY:

         The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc., or the "Company" which was incorporated in California on May 31, 1984, and its subsidiaries. The Company designs, develops, manufactures and markets isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software utilized primarily in clean rooms for semiconductor manufacturing.

         In June, 1999, the Company acquired Progressive Systems Technologies, Inc., a Texas corporation, or "PST", in a transaction accounted for as a pooling-of-interests.

         In August 1999, the Company acquired 100 percent of the common stock of Palo Alto Technologies, Inc., a California corporation, or "PAT", in a transaction accounted for using the purchase method of accounting.

         In transactions occurring between October 1999 and May 2001 the Company acquired a total of 95.8 percent of the common stock of MECS Corporation, a Japanese company, or "MECS". The acquisition was accounted for using the purchase method of accounting in March 2000 when a majority interest of MECS was obtained.

         In February 2001, the Company acquired Advanced Machine Programming, Inc., a California corporation, or "AMP", and SemiFab Inc., a California corporation, or "SemiFab". Both transactions, which were unrelated, were accounted for using the purchase method of accounting.

         In May 2001, the Company acquired GW Associates, Inc., a California corporation, or "GW", in a transaction accounted for using the purchase method of accounting.

SIGNIFICANT ACCOUNTING POLICIES:

   Basis of Preparation

         While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the quarter ended September 30, 2001. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this Form 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 2001 included in its Annual Report on Form 10-K, as amended.

   Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

   Short-term Investments

         As of September 30, 2001 and 2000, the Company's short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as "available-for-sale" and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, have not been material to date and are reported as a separate component of shareholders' equity. The cost of the debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for either of the three or six month periods ended September 31, 2001 or 2000. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

         Short-term investments by security type are as follows (dollars in thousands):

                                                                        September 30,           March 31,
                                                                            2001                  2001
                                                                      -----------------      ---------------
                                                                         (Unaudited)
         U.S. corporate debt securities ............................. $       11,113         $      3,000
         Debt securities issued by States of the United States and
          political subdivisions of the states ......................          6,964                    -
                                                                      -----------------      ---------------
                Total ............................................... $       18,077         $      3,000
                                                                      =================      ===============

   Restricted Cash Equivalents and Restricted Short-term Investments

         Restricted cash equivalents and restricted short-term investments represent amounts that are restricted as to their use in accordance with a lease agreement for land in Fremont, California (see SUBSEQUENT EVENTS). Restricted short-term investments by security type are as follows (dollars in thousands):

                                                                       September 30,           March 31,
                                                                           2001                  2001
                                                                      -----------------      ---------------
                                                                        (Unaudited)
         U.S. corporate debt securities ............................. $        2,636         $     21,100
         Debt securities issued by States of the United States and
          political subdivisions of the states ......................          1,000               15,250
                                                                      -----------------      ---------------
                Total ............................................... $        3,636         $     36,350
                                                                      =================      ===============

   Supplemental Statements of Cash Flows Disclosure

         Cash paid (received) for interest and domestic and foreign income taxes are as follows (unaudited; dollars in thousands):

                                                                                Six Months Ended
                                                                                  September 30,
                                                                         --------------------------------
                                                                             2001                2000
                                                                         --------------      ------------
         Interest ...................................................... $     1,139         $       279
         Income taxes .................................................. $    (2,610)        $     2,710

         The Company's significant non-cash investing and financing activities are as follows (see SUBSEQUENT EVENTS), (unaudited; dollars in thousands):

                                                                                Six Months Ended
                                                                                  September 30,
                                                                      --------------------------------------
                                                                            2001                  2000
                                                                      -----------------      ---------------
         Commitment to purchase land ..............................   $       41,121         $          -
                                                                      =================      ===============

   Inventories

         Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (dollars in thousands):

                                                                       September 30,           March 31,
                                                                            2001                  2001
                                                                      -----------------      ---------------
                                                                        (Unaudited)
         Raw materials ............................................   $       36,989         $     50,490
         Work-in-process and finished goods .......................           27,367               26,482
                                                                      -----------------      ---------------
                Total .............................................   $       64,356         $     76,972
                                                                      =================      ===============

   Intangible Assets and Other Assets, net

         Intangible assets and other assets, net, consist of the following (dollars in thousands):

                                                                       September 30,           March 31,
                                                                            2001                  2001
                                                                      -----------------      ---------------
                                                                        (Unaudited)
         Intangible assets, net ...................................   $      101,619         $     79,264
         Land held for sale .......................................           26,121                    -
         Other assets .............................................            3,938                8,042
                                                                      -----------------      ---------------
                Total .............................................   $      131,678         $     87,306
                                                                      =================      ===============

         The realizability of intangible assets, which are included in intangible assets and other assets, net, in the accompanying condensed consolidated balance sheets, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. These analyses require significant judgements and estimates related to the future demand for our products. To the extent actual market conditions differ significantly from management's estimates, the estimated carrying value of our long-lived assets could change which may result in a future impairment charge and such charge, if any, may be material.

         In May 2001, the Company entered into a commitment to purchase land in Fremont, California for $41.1 million by December 31, 2001 when it amended a lease agreement with a syndicate of financial institutions. Subsequently the Company has decided not to construct buildings on the land and is actively marketing the land. The Company recorded this commitment as a short-term loan and the associated asset as land held for sale, which is included in intangible assets and other assets, net, in the accompanying condensed consolidated balance sheet, as of September 30, 2001 (see SHORT-TERM LOANS and SUBSEQUENT EVENTS). Based upon market data, the Company estimates that the current market value of the land has been impaired and as such recorded a $15.0 million write-down to the estimated market value during the quarter ended June 30, 2001.

   Revenue Recognition

         The Company changed its revenue recognition policy effective April 1, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price is fixed or determinable and collectability is reasonably assured. Some of the Company's products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at shipment. Certain of the Company's product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Other products of the Company are highly customized systems that cannot be completed or adequately tested to customer specifications prior to shipment from the factory. The Company does not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

         During the six months ended, September 30, 2000, the Company recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million or a loss of $0.07 per diluted share, to reflect the cumulative effect of the change in accounting principle, as of the beginning of the fiscal year, in accordance with the guidance provided in SAB 101. As a result, certain amounts for the three months and six months ended September 30, 2000 have been restated to reflect the adoption of SAB 101 for comparative purposes.

         Prior to the year ended March 31, 2001, the Company's revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

         The Company accounts for software revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Revenues for integration software work are recognized on a percentage of completion. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers fee is fixed or determinable, collectibility is probable and the Company has fulfilled all of its material contractual obligations to the customer.

   Provision  for Income Taxes

         The Company recorded a benefit for income taxes of $21.5 million, representing an annual effective income tax rate of 32 percent for the six month period ended September 30, 2001. The Company recorded a provision for income taxes of $17.1 million, representing an annual effective income tax rate of 34.8 percent for the six month period ended September 30, 2000. The provision (benefit) for income taxes is attributable to federal, state and foreign taxes. The annual effective income tax rate for the six month period ended September 30, 2001 reflects the benefits of tax free interest income and research and development tax credits. Conversely, the annual effective income tax rate for the six month period ended September 30, 2001 has been adversely affected by non-deductible charges of $7.1 million and $2.0 million related to amortization of certain intangible assets and in-process research and development, respectively.

         The Company has recorded a net deferred tax asset of approximately $41.9 million, of which $15.2 million relates to net operating losses generated in the current year. The Company can recognize approximately $3.2 million of the deferred tax asset by carrying back the net operating loss and receiving a refund of prior taxes paid. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized.

   Earnings Per Share

         Earnings per share has been reported based upon Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of dilutive common equivalent shares outstanding. Dilutive common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, warrants and redeemable convertible preferred stock, using the treasury stock method. For the quarter ended September 30, 2001, the number of shares used in the computation of diluted earnings (loss) per share was the same as the number used for the computation of basic earnings (loss) per share. The Company did not include potentially dilutive securities of 1,678,759 for the quarter ended September 30, 2001 in the computation of diluted earnings (loss) per common share because to do so would be anti-dilutive.

         The following table sets forth the calculation of basic and diluted earnings per share (unaudited; in thousands, except per share amounts):

                                                           Three Months Ended                  Six Months Ended
                                                             September 30,                      September 30,
                                                    -------------------------------     -----------------------------
                                                        2001              2000              2001             2000
                                                    ------------      -------------     -----------      ------------
  Basic earnings (loss) per share:
       Net income (loss)                            $    (18,341)     $      16,581     $   (45,895)     $     29,464
                                                    ------------      -------------     -----------      ------------
       Weighted average common shares                     35,286             32,308          35,147            32,235
                                                    ------------      -------------     -----------      ------------
             Basic earnings (loss) per share        $      (0.52)     $        0.51     $     (1.31)     $       0.91
                                                    ============      =============     ===========      ============
  Diluted earnings (loss) per share:

       Net income (loss)                            $    (18,341)     $      16,581     $   (45,895)     $     29,464
                                                    ------------      -------------     -----------      ------------
       Weighted average common shares                     35,286             32,308          35,147            32,235
       Weighted average common share equivalents:
             Options                                           -              2,532               -             2,874
                                                    ------------      -------------     -----------      ------------
       Diluted weighted average common shares             35,286             34,840          35,147            35,109
                                                    ------------      -------------     -----------      ------------
             Diluted earnings (loss) per share     $      (0.52)     $        0.48     $     (1.31)     $       0.84
                                                    ============      =============     ===========      ============

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

   New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS No. 144 will have on its financial position or results of operations.

         On June 29, 2001, the FASB, approved for issuance SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and March 31, 2002 will not be subject to amortization. Upon adoption of SFAS No. 142, on April 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $7.8 million, based on anticipated amortization for fiscal year 2002. Amortization of goodwill for the three months ended September 30, 2001 was $2.2 million.

         On April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. The Company sells products internationally in U.S. dollars and Japanese yen and holds various non-functional currency intercompany balances. These monetary balances expose the Company to foreign currency risk and are hedged with foreign currency forward contracts that expire within 12 months. The Company employs these derivatives to reduce selected foreign currency risks that can be confidently identified and quantified. Hedges of non-functional currency assets and liabilities are not SFAS 133 designated hedges, and thus changes in fair value are recognized immediately in earnings. The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

         In March 2000, the FASB issued Financial Interpretation No. 44,
("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company's adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

REPORTABLE SEGMENTS:

         The Company offers a family of products and related services to provide integrated automation systems for wafer handling in semiconductor manufacturing facilities. All of the Company's activities are aggregated into a single operating segment.

   Net sales by geography were as follows (unaudited; dollars in millions):

                                              Three Months Ended                  Six Months Ended
                                                 September 30,                      September 30,
                                         ----------------------------       ----------------------------
                                             2001             2000              2001            2000
                                         ------------     -----------       ------------    ------------
         United States.........          $       20.6     $      45.2       $       52.9    $       91.3
         Taiwan................                   3.4            26.4               13.0            59.3
         Japan.................                  12.6            24.8               29.4            42.0
         Other Asia/Pacific....                   6.7            17.9                9.7            36.8
         Europe................                   7.7            11.7               13.3            19.1
                                         ------------     -----------       ------------    ------------
                    Total......          $       51.0     $     126.0       $      118.3    $      248.5
                                         ============     ===========       ============    ============

   Net sales by our product divisions were as follows (unaudited; dollars in millions):

                                                            Three Months Ended                  Six Months Ended
                                                              September 30,                      September 30,
                                                       ---------------------------        ----------------------------
                                                           2001             2000              2001            2000
                                                       ------------     ----------        -----------     ------------
         Tool Based Solutions ...................      $       32.2     $     99.6        $      76.3     $      196.9
         Factory Connectivity Solutions .........               4.8           12.1               12.5             23.1
         Wafer and Reticle Carriers .............               7.4           10.3               19.5             18.6
         Services & other .......................               6.6            4.0               10.0              9.9
                                                       ------------     ----------        -----------     ------------
                        Total ...................      $       51.0     $    126.0        $     118.3     $      248.5
                                                       ============     ==========        ===========     ============


NON-RECURRING CHARGES:

         The Company incurred non-recurring charges of $1.5 million during the three months ended September 30, 2001 consisting of $0.5 million in write-down of assets related to the closure of facilities and severance costs of approximately $1.0 million. The Company incurred non-recurring charges of $18.7 million for the three months ended June 30, 2001 consisting of $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and additional severance costs of approximately $0.8 million. The land held for sale is land that the Company agreed to acquire when it amended a lease agreement for land and buildings in Fremont, California with a syndicate of financial institutions. Under that agreement the Company is obligated to purchase the land for a purchase price of $41.1 million on or before December 31, 2001. However, the Company decided not to construct buildings on the land and has begun to actively market the land. Based upon market data, the Company estimated that the current market value of the land had been impaired and as such in the quarter ended June 30, 2001 recorded a $15.0 million write-down to its estimated market value. The Company also agreed to pay the syndicate of financial institutions for engineering costs of approximately $2.9 million incurred in preparation for making leasehold improvements to the land. In addition, due to a continuing decline in revenues, in September 2001 and in April 2001 the Company reduced its workforce by approximately 10 percent and 11 percent, respectively, to lower operating costs. The Company incurred approximately $1.0 million and $0.8 million in September 2001, and April 2001, respectively, of severance costs in connection with these workforce reductions.

SHORT-TERM LOANS:

         The Company had short-term debt from banks in Japan of Japanese Yen 2,547 million ($20.8 million) and Japanese Yen 3,608 million ($28.8 million) at September 30, 2001 and March 31, 2001, respectively. As of September 30, 2001, the interest rate ranged from 1.4 percent to 1.9 percent, and as of March 31, 2001, the interest rates ranged from 1.4 percent to 2.0 percent.

         In May 2001, the Company entered into a commitment to purchase land in Fremont, California for $41.1 million by December 31, 2001 when it amended a lease agreement with a syndicate of financial institutions. The Company recorded this commitment as a short-term loan at June 30, 2001. At September 30, 2001, this commitment bore interest at 4.5 percent. (see SIGNIFICANT ACCOUNTING POLICIES (Intangible Assets and Other Assets) and SUBSEQUENT EVENTS.)

LONG-TERM DEBT:

         On July 3, 2001 the Company completed the sale of $86.3 million 5 3/4 percent convertible subordinated notes which resulted in aggregate proceeds of $82.9 million to the Company net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at the Company's option after July 3, 2004. The Company has additional long-term debt and finance leases totaling $6.2 million.

ACQUISITION OF GW ASSOCIATES, INC.

     On May 22, 2001 the Company acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of the Company's common stock valued at $8.0 million and a note payable of $16.0 million payable in May 2002 in a combination of cash and the Company's common stock. The note payable is included in accrued liabilities and other in the accompanying condensed consolidated balance sheet. The acquisition was accounted for using the purchase method of accounting. Accordingly the results of GW have been combined with those of the Company's since the date of acquisition. Approximately $26.5 million of the purchase price, in excess of the net assets of $4.5 million acquired, was allocated to intangible assets. These intangible assets consist of in-process research and development, developed technology, installed customer base, assembled workforce, trade name, and the excess purchase price over the net assets acquired. Because there can be no assurance that the Company will be able to successfully complete the associated products or that the technology has any alternative future use, $2.0 million of such in-process research and development was charged as an expense during the quarter ended June 30, 2001. The remaining intangible assets are being amortized over three to six years. Management believes that the unamortized balance of these assets totaling $23.6 million at September 30, 2001, which is included in intangible and other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable.

     Comparative pro forma information reflecting the acquisition of GW has not been presented because the operations of GW were not material to the Company's financial statements.

RELATED PARTY TRANSACTIONS:

     At September 30, 2001, the Company held two notes receivable from an executive officer totaling $0.8 million and four separate notes receivable from other employees totaling $0.9 million. In addition, the Company held one note receivable from a former employee totaling $0.1 million. At September 30, 2000, the Company held two notes receivable from an executive officer totaling $0.8 million and two separate notes receivable from two other employees totaling $0.4 million. Loans were extended to these individuals in connection with their transfer to a new location. Each of the notes receivable are secured by second deeds of trust on real property and pledged securities of the Company owned by the employees. At September 30, 2001, the Company also had a liability of $0.2 million, net, payable to an employee.

SUBSEQUENT EVENTS:

     On October 22, 2001, the Company completed the purchase of land in Fremont California for $41.1 million from a syndicate of financial institutions. The Company had previously leased the land but in May, 2001 entered into a commitment to purchase the land by December 31, 2001. The Company is actively marketing the land for sale. (see SIGNIFICANT ACCOUNTING POLICIES).

LEGAL PROCEEDINGS:

     In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or (Jenoptik), Jenoptik-Infab, Inc., or (Infab), Emtrak, Inc., or (Emtrak) and Empak, Inc., or (Empak) alleging infringement of two patents related to the Company's SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company violated federal antitrust laws and engaged in unfair competition. The Company denied these allegations. In May 1998, the Company along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company's motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and the Company's breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of the Company's arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company appealed and the trial date has since been vacated. On October 10, 2001, the appellate court reversed the district court's decision to grant defendants' motion for summary judgement and remanded the case back to the district court. A scheduling hearing has been set for December 17, 2001.

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

     Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K, as amended, might not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report

Overview

     We are a leading provider of integrated automation systems for the semiconductor manufacturing industry. We sell our systems directly to semiconductor manufacturers, as well as to Original Equipment Manufacturers, or OEMs, that integrate our systems with their equipment for sale to semiconductor manufacturers. Our sales are tied to the capital expenditures of semiconductor manufacturers and as such are cyclical in nature. Fiscal year 2001 and the first six months of fiscal year 2002 have demonstrated the cyclical nature of our business, as discussed below.

     We use a dedicated direct sales force worldwide, which is supported by distributors in Europe. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. To date, the impact of currency translation gains or losses has not been material to our sales or results of operations.

     During fiscal year 1999, we experienced a downturn in our business in response to a dramatic slowdown in the Asian economies and an over capacity of memory chip manufacturing. In fiscal year 2000, we experienced significant growth due to the dramatic growth in capital spending by semiconductor manufacturers. The increase in capital spending was driven by the growth in demand for both memory and logic chips in a broad variety of products, particularly those of internet and telecommunications equipment manufacturers. In the first half of fiscal year 2001, the demand for our products remained strong, but in the second half of fiscal year 2001, the demand for our products decreased significantly as semiconductor manufacturers sharply reduced capital expenditures. This decrease in capital expenditures resulted in a sharp reduction in bookings and significant order push outs and cancellations in the fourth quarter of fiscal year 2001 and in the first six months of fiscal year 2002. We have limited visibility into net sales in future quarters and with the 80 percent drop in revenues from the peak of the cycle last year in the semiconductor equipment supplier market, we do not know if the bottom of the downturn is near or when an upturn might occur. The causal factors of the downturn have been further exacerbated by the September 11, 2001 attacks, making it very difficult to predict the timing of an economic recovery that will drive demand for semiconductor devices.

     In addition to the impact of the downturn on the demand for our products, we are seeing a shift from 200mm to 300mm products. In fiscal year 2001, the contribution of 300mm products increased from approximately 4 percent of our net sales in the first quarter of fiscal year 2001 to approximately 14 percent of our net sales for the fourth quarter of fiscal year 2001. For the first six months of fiscal year 2002, 300mm products contributed approximately 33 percent of our net sales. These products generate lower gross margin than our 200mm products largely because the 300mm products are early in their product life cycle and we are facing more competitors for this market segment.

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

   Acquisitions

     During the fiscal year ended March 31, 2001 and the quarter ended June 30, 2001, we acquired the following companies:

     In March 2000, we acquired a 78.6 percent ownership interest of MECS, a Japanese engineering and robotics manufacturing company, and in transactions occurring between March 2000 and May 2001 increased our ownership interest to
95.8 percent. In October 2000, we merged the company into Asyst Japan, Inc., or AJI. The transactions were accounted for using the purchase method of accounting.

     In February 2001, we acquired Advanced Machine Programming, Inc., or AMP, a California corporation, a manufacturer of precision parts. The transaction was accounted for using the purchase method of accounting.

     In February 2001, we acquired SemiFab, Inc., or SemiFab, a California corporation, a manufacturer of environmental control equipment and a contract manufacturer. The transaction was accounted for using the purchase method of accounting.

     In May 2001, we acquired GW Associates, Inc., or GW, a California corporation, a developer of factory integration software used by electronics manufacturers. The transaction was accounted for using the purchase method of accounting.

     The results of operations for the three and six month periods ended September 30, 2001, include the revenues and expenses of AMP and SemiFab for the entire period and GW from its date of acquisition. However, the results of operations for the three and six month periods ended September 30, 2000 do not include the revenues or expenses of AMP, SemiFab or GW.

Three and Six Months Ended September 30, 2001 and 2000

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated:


                                                               Three Months Ended           Six Months Ended
                                                                 September 30,               September 30,
                                                           ---------------------------  -------------------------
                                                               2001          2000          2001          2000
                                                           -------------  ------------  ------------  -----------
  Net sales                                                       100 %         100 %         100 %        100 %
  Cost of sales                                                    76            53            75           54
                                                           -------------  ------------  ------------  -----------
  Gross profit                                                     24            47            25           46
  Operating expenses:
     Research and development                                      20             9            18            8
     Selling, general and administration                           42            18            37           18
     Amortization of acquired intangible assets                     9             1             7            1
     Non-recurring charges                                          3             -            17            -
     In-process research and development costs of
      acquired business                                             -             -             2            -
                                                           -------------  ------------  ------------  -----------
        Total operating expenses                                   74            28            81           27
                                                           -------------  ------------  ------------  -----------
  Operating income (loss)                                         (50)           19           (56)          19
  Other income (expense), net                                      (1)            1            (1)           1
                                                           -------------  ------------  ------------  -----------
  Income (loss) before provision (benefit) for income
  taxes and cumulative effect of change in accounting
      principle                                                   (51)           20           (57)          20
  Provision (benefit) for income taxes                            (15)            7           (18)           7
                                                           -------------  ------------  ------------  -----------
  Income (loss) before effect of change in accounting
      principle                                                   (36)           13           (39)          13
  Cumulative effect of change in accounting principle,
        net of tax benefit                                          -             -             -           (1)
                                                           -------------  ------------  ------------  -----------
  Net income (loss)                                               (36)%          13%          (39)%         12%
                                                           =============  ============  ============  ===========

Results of Operations

     Net Sales. Net sales decreased 60 percent from $126.0 million for the quarter ended September 30, 2000, to $51.0 million for the quarter ended September 30, 2001. Net sales for the six months ended September 30, 2001 were $118.3 million compared to net sales of $248.5 million for the six months ended September 30, 2000, or a decrease of 52 percent.

     Capital spending by the semiconductor manufacturers, as measured by our net sales, was near its peak levels during the quarter ended September 30, 2000. We experienced a significant slowdown in new orders during the third and fourth quarters of our fiscal year ended March 31, 2001. In the fourth quarter of fiscal year 2001, our net sales declined 10 percent from the third quarter. Net sales in the first quarter of fiscal year 2002 declined 42 percent from net sales in the fourth quarter of fiscal year 2001 and declined 24 percent in the second quarter of fiscal year 2002 from net sales of the first quarter of fiscal year 2002. These declines resulted from reductions in capital spending by semiconductor manufacturers worldwide, as discussed in the overview. We currently expect a further decline in our net sales to $35 to $40 million for the third quarter of fiscal year 2002.

         Our international sales, including local revenues recorded at our foreign locations, were as follows (unaudited; dollars in millions):

                                                                   Six Months Ended                     Six Months Ended
                                                                  September 30, 2001                   September 30, 2000
                                                          -----------------------------------   ----------------------------------
                                                                               Percentage                            Percentage
                                                                                   of                                    of
      Geographic Region                                      Net Sales          Net Sales         Net Sales          Net Sales
    -----------------------                               ----------------   ----------------   ---------------    ---------------
    Taiwan ...........................................     $      13.0                 11%       $      59.3                 24%
    Japan ............................................            29.4                 25               42.0                 17
    Other Asia/Pacific ...............................             9.7                  8               36.8                 15
    Europe ...........................................            13.3                 11               19.1                  7
                                                          ----------------   ----------------   ---------------    ---------------
                  Total ..............................     $      65.4                 55%       $     157.2                 63%
                                                          ================   ================   ===============    ===============


         Our international sales decreased as a percent of our total sales from 63 percent for the six months ended September 30, 2000 to 55 percent for the six months ended September 30, 2001 for two primary reasons. First, our semiconductor manufacturing customers in the Asia Pacific regions have not added any new 200mm manufacturing capacity except for one new facility in the People's Republic of China. Secondly, semiconductor manufacturers are directing their capital spending largely to 300mm projects. The semiconductor manufacturers are demonstrating a propensity to purchase our 300mm products through OEMs as an integrated solution. The majority of OEMs are in the United States and Japan and to a lesser extent in Europe.

         We currently have a single reportable segment. The net sales by our product divisions were as follows (unaudited; dollars in millions):

                                                                 Three Months Ended                  Six Months Ended
                                                                    September 30,                      September 30,
                                                            -----------------------------      -----------------------------
           Product Divisions                                    2001            2000               2001            2000
      ----------------------------                          -------------   -------------      ------------    -------------
      Tool Based Solutions ...........................      $       32.2    $       99.6       $      76.3     $      196.9
      Factory Connectivity Solutions .................               4.8            12.1              12.5             23.1
      Wafer and Reticle Carriers .....................               7.4            10.3              19.5             18.6
      Services & other ...............................               6.6             4.0              10.0              9.9
                                                            -------------   -------------      ------------    -------------
                     Total ...........................      $       51.0    $      126.0       $     118.3     $      248.5
                                                            =============   =============      ============    =============


         Net sales of Tool Based Solutions and Factory Connectivity Solutions have declined in both dollars and a percent, of net sales during the three and six month periods ended September 30, 2001, compared to the same periods in our prior fiscal year. The products in these divisions are generally capital equipment purchases by our customers and are used by them to expand semiconductor manufacturing capacity. Wafer and Reticle Carriers, which are generally consumable type products, and service net sales have grown in both dollar level and as a percent of our net sales during the six months ended September 30, 2001 compared to the same period in the prior year. The same trend exists for the three month period ended September 30, 2001, except Wafer and Reticle Carriers net sales which declined in dollars compared to net sales for the three months ended September 30, 2000, indicating a slowdown in semiconductor manufacturers' production activities.

         Gross Margin. Gross margin decreased from 47 percent of net sales for the three months ended September 30, 2000, to 24 percent of net sales for the three months ended September 30, 2001. Gross margin decreased from 46 percent for the six months ended September 30, 2000 to 25 percent for the six months ended September 30, 2001. The decline in gross margins for the three and six month periods was due to the significant drop in net sales, as discussed above, resulting in lower production levels and the increase in product mix of lower margin 300mm products. Reduced production levels result in less manufacturing overhead being absorbed. While we have taken actions to reduce manufacturing overhead we have not been able to reduce it to the extent that our sales have declined. Many of the costs included in manufacturing overhead are fixed costs. Until our net sales increase to higher levels our gross margin will be negatively impacted by unabsorbed manufacturing overhead costs.

         In the three months ended September 30, 2000, 300mm products contributed only 5 percent of our net sales compared to 37 percent of net sales for the three months ended September 30, 2001. In the six months ended September 30, 2000, 300mm products contributed only 4 percent of our net sales compared to 33 percent of net sales for the six months ended September 30, 2001. The increase in the mix of 300mm products, which are very early in their product life cycle and currently have low margins in comparison to our 200mm products, negatively impacted our gross margin. We have enacted cost reduction initiatives related to our 300mm products and expect gross margin for these products will improve. However, because of the anticipated size of the emerging 300mm product market, we face strong competition on price and features for these products from existing and new competitors.

         Given the projected decline in net sales for the three months ended December 31, 2001, we expect further deterioration in gross margin but we believe that our gross margin will remain above 20 percent. We also continue to monitor on-hand raw material inventory levels against demand. Given the extreme drop in demand over the last several quarters and the lack of visibility for an increase in our booking activity, we may need to increase our inventory reserves for excess and obsolete inventory in future quarters. Our gross margin will continue to be impacted by future changes in product mix, net sales volumes and market competition.

         Research and Development. Research and development expenses decreased 5 percent from $10.9 million for the three months ended September 30, 2000, to $10.3 million for the three months ended September 30, 2001. Research and development expenses increased 5 percent from $20.6 million for the six months ended September 30, 2000 to $21.6 million for the six months ended September 30, 2001. Research and development expenses increased as a percentage of net sales from 8 percent for the three months ended September 30, 2000 to 20 percent for the three months ended September 30, 2001. Research and development expenses increased as a percentage of net sales from 8 percent for the six months ended September 30, 2000 to 18 percent for the six months ended September 30, 2001. The decrease in spending on research and development on a comparative basis for the three and six month periods resulted because of actions we took to lower such spending, primarily headcount reductions, in response to the drop in our net sales. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. We expect that our research and development expenses may decrease in future periods as we adjust our spending to the lower net sales that we are anticipating. However, we may not decrease spending at the rate of decline in our net sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased $1.6 million or 7 percent from $23.0 million for the three months ended September 30, 2000, to $21.4 million for the three months ended September 30, 2001. Selling, general and administrative expenses increased less than $0.1 million from $44.4 million to $44.5 million for the six months ended September 30, 2001. We reduced selling, general and administrative headcount in each of the last three quarters in response to lower net sales. We expect that we may need to make further headcount reductions in response to anticipated lower net sales. We have also implemented several targeted cost reduction initiatives to lower our selling, general and administrative expenses through process improvement and supplier cost reductions. However, we may not achieve these cost reductions or process improvements. Selling, general and administrative expenses increased as a percentage of net sales from 18 percent for the three months ended September 30, 2000 to 42 percent for the three months ended September 30, 2001. Selling, general and administrative expenses increased as a percentage of net sales from 18 percent for the six months ended September 30, 2000 to 37 percent for the six months ended September 30, 2001. These increases of selling, general and administrative expenses as a percent of net sales in the three and six month periods have resulted because we have not been able to reduce these expenses at the rate of decline in our net sales. We expect that our selling, general and administrative expenses will decrease in future periods as we adjust spending to the lower net sales that we are anticipating. However, the decreased spending may not be at the same rate of decline in our net sales.

         Non-recurring Charges. We incurred non-recurring charges of $20.2 million during the six months ended September 30, 2001. These charges consisted of a $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and severance costs of approximately $0.8 million incurred during the three months ended June 30, 2001. During the three months ended September 30, 2001, we incurred $1.0 million of additional severance costs and $0.5 million of write-down of assets related to closure of facilities. The land held for sale is land that we agreed to acquire when we amended a lease agreement for land and buildings in Fremont, California with a syndicate of financial institutions. Under that agreement we were obligated to purchase the land for a purchase price of $41.1 million on or before December 31,

2001. To reduce our borrowing costs, we completed the acquisition of the land on October 22, 2001. We also agreed to pay the syndicate of financial institutions for engineering costs of approximately $2.9 million incurred in preparation for making leasehold improvements to the land. We have decided not to construct buildings on the land and are actively marketing the land. Based upon market data we estimate that the current market value of the land has been impaired and as such recorded a $15.0 million write-down to estimated market value in the quarter ended June 30, 2001. We have reduced our workforce in April 2001, by approximately 11 percent and again in September 2001, by approximately 10 percent, to lower operating costs and incurred approximately $1.8 million of severance costs in connection with these reductions. We also have written-down assets abandoned or impaired as a result of consolidating or outsourcing our operations in an effort to further reduce our operating costs. With the continued reduction of net sales that we are anticipating, we may need to make further operating cost reduction actions impacting our workforce and facilities.

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

         Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $1.4 million or 1 percent of net sales for the three months ended September 30, 2000 and $4.8 million or 9 percent of net sales for the three months ended September 30, 2001. Amortization expenses relating to acquired intangible assets were $3.1 million or 1 percent of net sales for the six months ended September 30, 2000 and $8.3 million or 7 percent of net sales for the six months ended September 30, 2001. We amortize the acquired intangible assets over periods ranging from four to fourteen years. The increase in the amortization expense in the three and six month periods ended September 30, 2001, compared to the three and six month periods ended September 30, 2000, are due to the acquisitions of AMP, SemiFab and GW, as discussed in the overview. The realizability of intangible assets, which are included in intangible assets and other assets, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. Upon adoption of this new statement, on April 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $7.8 million, based upon the anticipated amortization for fiscal year 2002.

         Other Income (Expense), Net. Other income (expense), net, includes interest income, interest expense, royalty income and foreign exchange gain and loss. Other income (expense), net, decreased from $1.6 million of income, net for the three months ended September 30, 2000 to $0.7 million of expense for the three months ended September 30, 2001. Other income (expense), net, decreased from $3.0 million of income, net for the six months ended September 30, 2000 to $0.8 million of expense for the six months ended September 30, 2001. The reasons for the decrease were interest expense on the loan on the land held for sale, of $0.6 million and $0.8 million, respectively, for the three and six months ended September 30, 2001, and interest expense on the $86.3 million convertible subordinated notes we sold on July 3, 2001, of $1.2 million for the three and six months ended September 30, 2001. While we have employed a hedging facility for our largest potential foreign currency exposure, future changes in foreign currency exchange rates may negatively impact other income (expense), net.

         Provision (Benefit) for Income Taxes. We recorded a benefit for income taxes of $7.9 million for the three months ended September 30, 2001 and $21.5 million for the six months ended September 30, 2001, representing an annual effective income tax rate of 32 percent. We recorded a provision for income taxes of $8.7 million for the three months ended September 30, 2000 and $17.1 million for the six months ended September 30, 2000, representing an annual effective income tax rate of 34.8 percent. The provision (benefit) for income taxes is attributable to federal, state, and foreign taxes. The annual effective income tax rate for the three and six month periods ended September 30, 2001 reflects the benefits of tax free interest income and research and development tax credits. Conversely, the annual effective income tax rate for the three and six month periods ended September 30, 2001 has been adversely affected by non-deductible charges related to amortization of certain intangible assets and in-process research and development.

         Cumulative Effect of Change in Accounting Principle, Net of Tax. We recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million, or a loss of $0.07 per diluted share, to reflect the cumulative effect of the accounting change to comply with United States Securities and Exchange Commission Staff Accounting Bulletin 101 as of the beginning of fiscal year 2001.

Liquidity and Capital Resources

         Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings and cash generated from operations. As of September 30, 2001, we had approximately $94.7 million in cash and cash equivalents, $44.0 million in restricted cash equivalents and short-term investments, $18.1 million in short-term investments, $180.7 million in working capital and $92.5 million in long-term debt and finance leases.

Cash Inflows and Outflows

         Operating activities. Net cash used in operating activities in the six months ended September 30, 2001 was $3.7 million, primarily consisting of a $45.9 million loss, a $24.5 million increase in deferred tax asset and a $11.6 million decrease in accounts payable. These uses of cash were largely offset by reductions in accounts receivable, inventories and prepaid expenses of $28.5 million, $12.8 million and $3.1 million respectively, combined with a $3.3 million increase in deferred revenue and our non-cash charges to net income including: $14.2 million in depreciation and amortization, $15.0 million write-down of land held for sale and $2.0 million write-off of purchased in-process research and development.

         Investing activities. Net cash used in investing activities during the six months ended September 30, 2001 was $17.8 million consisting of $6.6 million net purchases of short-term investments and restricted cash equivalents and short-term investments, $3.8 million used to acquire AMP, SemiFab and GW and $7.5 million used to modify our facilities and purchase new equipment and furniture used in our operations.

         To reduce our borrowing costs, on October 22, 2001 we completed the purchase of land in Fremont, California for $41.1 million. This land, as discussed above in Non-recurring Charges, is land we agreed to acquire when we amended a lease agreement for land and buildings after deciding not to build on the land. We are actively marketing the land for sale.

         Financing activities. Net cash provided by financing activities of $81.5 million for the six months ended September 30, 2001, consisted of $86.3 million from the sale of 5 3/4 percent convertible subordinated notes, which resulted in net proceeds of $82.9 million, $1.6 million from the issuance of new long-term debt with a Japanese bank and proceeds from the issuance of 228,964 shares of common stock through our employee stock programs. These provisions were partially offset by net payments of $7.6 million on short-term loans and $1.1 million on short-term and long-term debt and finance leases.

         We anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and we may seek to raise these additional funds through public or private debt or equity financings. These financings may not be available to us on a timely basis if at all or, if available, on terms acceptable to us and not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego acquisition opportunities, which could reduce our revenues, increase our losses, and harm our business.

New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board or "FASB", issued Statement of Financial Accounting Standards, or "SFAS" No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of.

The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet determined the effect
SFAS No. 144 will have on our financial position or results of operations.

         On June 29, 2001, the FASB approved for issuance Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and March 31, 2002 will not be subject to amortization. Upon adoption of SFAS No. 142, on April 1, 2002, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $7.8 million, based on anticipated amortization for 2002. Amortization of goodwill for the three months ended September 30, 2001 was $2.2 million.

         On April 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities . SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. We sell products internationally in U.S. dollars and Japanese yen and holds various non-functional currency intercompany balances. These monetary balances expose us to foreign currency risk and are hedged with foreign currency forward contracts that expire within 12 months. We employ these derivatives to reduce selected foreign currency risks that can be confidently identified and quantified. Hedges of non-functional currency assets and liabilities are not SFAS 133 designated hedges, and thus changes in fair value are recognized immediately in earnings. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations. In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

Business Risks

         This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward looking statements.

The semiconductor manufacturing industry is highly cyclical, and the current substantial downturn is harming our operating results

          Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which at any point in time are dependent on the then-current and anticipated market demand for integrated circuits, or ICs, as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for ICs, are difficult to predict and often have a severe adverse effect on the semiconductor industry's demand for tools. If demand for ICs and our systems remains depressed for an extended period, it will seriously harm our business.

         We believe that our future performance will continue to be affected by the cyclical nature of the semiconductor industry and, as a result, be adversely affected by such industry downturns.

Because the semiconductor manufacturing industry is subject to rapid demand shifts which are difficult to predict, our inability to efficiently manage our manufacturing capacity and inventory levels in response to these rapid shifts may cause a reduction in our gross margins, profitability and market share

         The semiconductor manufacturing industry experiences rapid demand shifts. Our ability to respond to these demand shifts is limited because we incur manufacturing overhead, inventory expense and other costs, many of which are fixed in the short-term, based on projections of anticipated customer demand.

         During a downturn, our ability to quickly reduce our production costs is impaired by our projections of manufacturing costs and inventory incurred. If market demand does not match our projections, we will have to carry or write off excess and obsolete inventory and our gross margins will decline which, in turn, prevents us from operating profitably. Furthermore, if we do not accurately predict the appropriate demand for our 200mm and 300mm automation products, this will increase the burden of excess and obsolete inventory.

         During periods of increased demand, our ability to satisfy increased customer demand may be constrained by our projections. If our projections underestimate demand, we may have inadequate inventory and may not be able to expand our manufacturing capacity, which could result in delays in shipments and loss of customers and reduced profitability. Even if we are able to sufficiently expand our capacity, we may not be able to efficiently manage this expansion which would adversely affect our gross margins and profitability.

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

If we are unable to meet our customers' stringent specifications for the Plus-Portal System our growth prospects could be negatively impacted

         Our Plus-Portal System offers our OEM customers a complete, automated interface between the OEM's tool and the fab. The Plus-Portal System offers OEMs a standard, outsourced alternative to designing and manufacturing automated equipment front-ends for their tools utilizing purchased components and in-house engineering and manufacturing resources. The Plus-Portal System has not been widely adopted by OEMs. OEMs have made limited purchases in order to evaluate our ability to meet stringent design, reliability and delivery specifications. If we fail to satisfy these expectations, whether based on limited or expanded sales levels, OEMs will not adopt the Plus-Portal system. We believe that our growth prospects in this area depend in large part upon our ability to gain acceptance of the Plus-Portal System by a broader group of OEM customers. Notwithstanding our solution, OEMs may purchase components to assemble interfaces or invest in the development of their own complete interfaces. The decision by an OEM to adopt the system for a large product line involves significant organizational, technological and financial commitments by this OEM. The market may not adopt the Plus-Portal System.

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

We may not be able to effectively compete in a highly competitive semiconductor equipment industry

         The markets for our products are highly competitive and subject to rapid technological change. We currently face direct competition with respect to all of our products. In addition, the facility automation market has periods of rapid consolidation. Some of our competitors, especially following consolidation, may have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than those available to us.

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

         In addition, the transition to 300mm wafers is likely to draw new competitors to the facility automation market and may result in additional consolidation. In the 300mm wafer market, we expect to face intense competition from a number of companies such as the newly consolidated PRI Automation and Brooks Automation, as well as potential competition from semiconductor equipment and cleanroom construction companies.

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

We may not be able to efficiently integrate the operations of our acquisitions

         We have made and, most likely, will continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. Our recent acquisitions include Hine Design Incorporated, or HDI, Progressive Systems Technologies, Inc., or PST, Palo Alto Technologies, Inc., or PAT, AMP, SemiFab, GW and MECS. We subsequently merged MECS into Asyst Japan, Inc., or AJI.

         We are likely to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We may not succeed with the integration process nor may we fully realize the anticipated benefits of the business combinations. The dedication of management resources to such integration may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions. The difficulties of integration may be increased by the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. There may be substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the intellectual property rights of others

         We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to protect our patent rights vigorously, we cannot assure that our patents will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others.

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

         Due to the cyclical nature of the demand for our products, we have had to reduce our workforce and then rebuild our workforce as our business has gone through cyclical peaks and troughs. The labor markets in which we operate are highly competitive and as a result, this type of employment cycle increases our risk of not being able to retain and recruit key personnel.

         If we are unable to recruit or retain key personnel, we may not have enough personnel to promptly return to peak production levels. If we are unable to expand our existing manufacturing capacity to meet demand, a customer's placement of a large order for the development and delivery of factory automation systems during a particular period might deter other customers from placing similar orders with us for the same period. It could be difficult for us to rapidly recruit and train the substantial number of qualified engineering and technical personnel who would be necessary to fulfill one or more large, unanticipated orders. A failure to retain, acquire or adequately train key personnel could have a material adverse impact on our performance.

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

Shortages of components necessary for our product assembly can delay our shipments and can lead to increased costs which may negatively impact our financial results

         When demand for semiconductor manufacturing equipment is strong, our suppliers, both domestic and international, strain to provide components on a timely basis and, in some cases, on an expedited basis at our request. Disruption or termination of these sources could have a serious adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a single supplier or a limited group of suppliers. A prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases for components and as a result, could decrease our margins and negatively impact our financial results.

We face significant economic and regulatory risks because a majority of our net sales are from outside the United States

         A significant portion of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, Europe and Singapore. We expect that international sales will continue to represent a significant portion of our total revenues in the future. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

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

 .  the greater difficulty of administering business overseas; and

 .  general economic conditions.

         Recently, a majority of our accounts receivable, net, were due from international customers located primarily in Taiwan, Japan, Singapore and Europe. Receivables collection and credit evaluation in new geographic regions challenge our ability to avert international risks. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. We invoice a majority of our international sales in United States dollars. However, for sales in Japan, we invoice our sales in Japanese yen. Currency fluctuations may adversely affect our future results of operations.

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

We may not be able to secure additional financing to meet our future capital needs

         We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through the second quarter of fiscal 2003. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. We have guaranteed AJI's unsecured loans from banks and secured bonds with interest rates ranging between 1.4 percent to 1.9 percent per annum. This strain on our capital resources could adversely affect our business.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our 2001 Form 10-K, as amended.

         Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In October 1996, we filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or (Jenoptik), Jenoptik-Infab, Inc., or (Infab), Emtrak, Inc., or (Emtrak) and Empak, Inc., or (Empak) alleging infringement of two patents related to our SMART Traveler System. We amended our Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that we have violated federal antitrust laws and engaged in unfair competition. We denied these allegations. In May 1998, we along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants' motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants' unfair competition and remaining antitrust counterclaim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of our arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. We appealed and the trial date has since been vacated. On October 10, 2001, the appellate court reversed the district court's decision to grant defendants' motion for summary judgement and remanded the case back to the district court. A scheduling hearing has been set for December 17, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

      Our annual meeting of shareholders was held on September 14, 2001 for the purpose of: (1) electing directors to our Board of Directors to serve a one-year term expiring on the date of our 2002 annual meeting of the shareholders and until their successors are elected and qualified; (2) to approve ammendments to our 1993 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares and to indefinitely extend the term of such plan beyond its current expiration date in June 2003; (3) to ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending March 31, 2002 and (4) to transact such other business as may have properly come before the meeting or any adjournment or postponement thereof. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management's solicitations. The final vote on the proposals were recorded as follows:

      Proposal 1:
      ----------

      Mihir Parikh, Ph.D. was elected to the board of directors for a one-year term with 28,563,668 votes for and 1,784,539 votes withheld.

      P. Jackson Bell was elected to the board of directors for a one-year term with 30,194,206 votes for and 154,001 votes withheld.

      Stanley Grubel was elected to the board of directors for a one-year term with 30,198,526 votes for and 149,681 votes withheld.

      Robert A. McNamara was elected to the board of directors for a one-year term with 30,188,463 votes for and 159,744 votes withheld.

      Anthony E. Santelli was elected to the board of directors for a one-year term with 30,196,806 votes for and 151,401 votes withheld.

      Walter K. Wilson was elected to the board of directors for a one-year term with 30,191,457 votes for and 156,750 votes withheld.

      Proposal 2:
      ----------

      To approve ammendments to our 1993 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares and to indefinitely extend the term of such plan beyond its current expiration date in June 2003.

                                                                  BROKERED
               "FOR"          "AGAINST"         "ABSTAIN"        "NON-VOTES"
               -----          ---------         ---------        -----------

             29,714,627        570,043            63,537              -

      Proposal 3:
      ----------

      The selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending March 31, 2002 was ratified by the following vote:

                                                                  BROKERED
               "FOR"          "AGAINST"         "ABSTAIN"        "NON-VOTES"
               -----          ---------         --------         -----------

             30,257,266        48,263             42,678             --

Item 6 - Exhibits and Reports on Form 8-K

        (a)   Exhibits

              None.

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

                            ASYST TECHNOLOGIES, INC.

Date:    November 13, 2001                By:      /s/ Geoffrey G. Ribar
       -----------------------                ----------------------------------
                                               Geoffrey G. Ribar
                                               Senior Vice President
                                               Chief Financial Officer

                                               Signing on behalf of the
                                               registrant and as the principal
                                               accounting and financial officer