Form 10-Q
period 2001-12-31
ASYST TECHNOLOGIES INC /CA/
filed 2002-02-13
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File number 0-22114

ASYST TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California	94-2942251
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

48761 Kato Road, Fremont, California 94538
(Address of principal executive offices)

(510) 661-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

The number of shares of the registrant’s Common Stock, no par value, outstanding as of January 31, 2001 was 35,676,630.

ASYST TECHNOLOGIES, INC.

Part I – FINANCIAL INFORMATION

Item 1—Financial Statements

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2001	March 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,738	$34,749
Restricted cash equivalents and short-term investments	3,242	52,500
Short-term investments	7,636	3,000
Accounts receivable, net	34,603	77,660
Inventories	50,419	76,972
Deferred tax asset	25,265	20,068
Prepaid expenses and other current assets	9,259	16,017

Total current assets	225,162	280,966

Property and equipment, net	40,543	40,160
Deferred tax asset	32,669	—
Intangible assets and other assets, net	66,776	87,306

	$365,150	$408,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$20,144	$28,776
Current portion of long-term debt and finance leases	2,164	1,791
Accounts payable	13,488	29,560
Accrued liabilities and other	57,071	36,495
Deferred revenue	5,136	5,190

Total current liabilities	98,003	101,812

Long-term liabilities:
Long-term debt and finance leases, net of current portion	90,615	3,683
Other long-term liabilities	330	474

Total long-term liabilities	90,945	4,157

Shareholders’ equity:
Common stock	292,407	282,925
Retained earnings (deficit)	(116,205)	19,538

Total shareholders’ equity	176,202	302,463

	$365,150	$408,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net sales	$37,329	$127,980	$155,603	$376,463
Cost of sales	42,590	69,985	130,876	204,293

Gross profit (loss)	(5,261)	57,995	24,727	172,170

Operating expenses:
Research and development	9,469	12,042	31,103	32,614
Selling, general and administrative	19,017	24,237	63,473	68,672
Amortization of acquired intangible assets	4,601	1,336	12,925	4,404
Impairment of goodwill and other long-lived assets	60,354	—	60,354	—
Non-recurring charges	5,920	—	26,121	—
In-process research and development costs of acquired business	—	—	2,000	—

Total operating expenses	99,361	37,615	195,976	105,690

Operating income (loss)	(104,622)	20,380	(171,249)	66,480
Other income (expense), net	(874)	469	(1,626)	3,428

Income (loss) before provision (benefit) for income taxes	(105,496)	20,849	(172,875)	69,908
Provision (benefit) for income taxes	(15,648)	7,046	(37,132)	24,135

Income (loss) before cumulative effect of change in accounting principle	(89,848)	13,803	(135,743)	45,773
Cumulative effect of change in accounting principle	—	—	—	(2,506)

Net income (loss)	$(89,848)	$13,803	$(135,743)	$43,267

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.54)	$0.43	$(3.85)	$1.42
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Basic net income (loss) per share	$(2.54)	$0.43	$(3.85)	$1.34

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(2.54)	$0.41	$(3.85)	$1.32
Cumulative effect of change in accounting principle	—	—	—	(0.07)

Diluted net income (loss) per share	$(2.54)	$0.41	$(3.85)	$1.25

Shares used in the per share calculation:
Basic	35,419	32,416	35,237	32,295

Diluted	35,419	33,937	35,237	34,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(135,743)	$43,267
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax benefit	—	2,506
Depreciation and amortization	21,836	11,176
Impairment of goodwill and other long-lived assets	60,354
Shares awarded to Board of Directors and employees	371	188
Change in provision for doubtful accounts	690	1,661
Write-down of land held for sale	15,000	—
Provision for excess inventories	12,810	—
Tax benefit realized from activity in employee stock option plans	—	4,616
In-process research and development costs of acquired business	2,000	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	43,518	(33,898)
Inventories	13,948	(45,629)
Deferred tax asset	(40,496)	6,099
Prepaid expenses and other current assets	6,881	(5,389)
Other assets	1,450	(2,701)
Accounts payable	(16,214)	7,747
Accrued liabilities and other	4,160	20,695
Deferred revenue	(988)	1,570

Net cash provided by (used in) operating activities	(10,423)	11,908

Cash flows from investing activities:
Purchase of short-term investments	(23,077)	(67,500)
Sale or maturity of short-term investments	18,441	106,400
Purchase of restricted cash equivalents and short-term investments	(55,842)	—
Sale or maturity of restricted cash equivalents and short-term investments	105,100	—
Purchase of property and equipment, net	(9,046)	(13,340)
Net cash used in acquisitions	(3,772)	(3,095)

Net cash provided by investing activities	31,804	22,465

Cash flows from financing activities:
Payments on short-term loans	(49,756)	—
Proceeds from the issuance of long-term debt and finance leases	85,146	—
Net principal payments on short-term and long-term debt and finance leases	(1,192)	(5,014)
Issuance of common stock	4,410	4,288

Net cash provided by (used in) financing activities	38,608	(726)

Increase in cash and cash equivalents	59,989	33,647
Cash and cash equivalents, beginning of period	34,749	12,638

Cash and cash equivalents, end of period	$94,738	$46,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ORGANIZATION OF THE COMPANY:

The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc., or the “Company”, which was incorporated in California on May 31, 1984, and its subsidiaries. The Company designs, develops, manufactures and markets isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software utilized primarily in clean rooms for semiconductor manufacturing.

In transactions occurring between October 1999 and May 2001, the Company acquired a total of 95.8 percent of the common stock of MECS Corporation, a Japanese company, or “MECS”. The acquisition was accounted for using the purchase method of accounting in March 2000 when a majority interest of MECS was obtained.

In February 2001, the Company acquired Advanced Machine Programming, Inc., a California corporation, or “AMP”, and SemiFab Inc., a California corporation, or “SemiFab”. Both transactions, which were unrelated, were accounted for using the purchase method of accounting.

In May 2001, the Company acquired GW Associates, Inc., a California corporation, or “GW”, in a transaction accounted for using the purchase method of accounting.

SIGNIFICANT ACCOUNTING POLICIES:

Basis of Preparation

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the quarter ended December 31, 2001. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this Form 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 2001 included in its Annual Report on Form 10-K, as amended.

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

Short-term Investments

As of December 31, 2001 and March 31, 2001, the Company’s short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, have not been material to date and are reported as a separate component of shareholders’ equity. The cost of the debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for either of the three or nine month periods ended December 31, 2001 or 2000. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

Short-term investments by security type are as follows (dollars in thousands):

	December 31, 2001	March 31, 2001
	(Unaudited)
U.S. corporate debt securities	$7,636	$3,000

Restricted Cash Equivalents and Short-term Investments

At December 31, 2001, restricted cash equivalents and short-term investments represent amounts that are restricted as to their use primarily in accordance with various debt agreements of the Company’s Japanese subsidiary. At March 31, 2001, restricted cash equivalents and restricted short-term investments represent amounts that are restricted as to their use in accordance with a lease agreement for land in Fremont, California (see Intangible Assets and Other Assets, net and SHORT-TERM LOANS ). Restricted short-term investments by security type are as follows (dollars in thousands):

	December 31, 2001	March 31, 2001
	(Unaudited)
U.S. corporate debt securities	$—	$21,100
Debt securities issued by States of the United States and political subdivisions of the states	—	15,250
Foreign and domestic bank obligations	3,242	—

Total	$3,242	$36,350

Supplemental Statements of Cash Flows Disclosure

Cash paid (received) for interest and domestic and foreign income taxes are as follows (unaudited; dollars in thousands):

	Nine Months Ended December 31,
	2001	2000
Interest	$1,468	$453
Income taxes	$(1,855)	$4,726

Inventories

Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (dollars in thousands):

	December 31, 2001	March 31, 2001
	(Unaudited)
Raw materials	$23,778	$50,490
Work-in-process and finished goods	26,641	26,482

Total	$50,419	$76,972

Intangible Assets and Other Assets, net

Intangible assets and other assets, net consist of the following (dollars in thousands):

	December 31, 2001	March 31, 2001
	(Unaudited)
Intangible assets, net	$36,601	$79,264
Land held for sale	26,121	—
Other assets	4,054	8,042

Total	$66,776	$87,306

The realizability of intangible assets, which are included in intangible assets and other assets, net, in the accompanying condensed consolidated balance sheets, is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. These analyses require significant judgements and estimates related to the future demand for our products. To the extent actual market conditions differ significantly from management’s estimates, the estimated carrying value of our long-lived assets could change which may result in a future impairment charge and such charge, if any, may be material.

During the quarter ended December 31, 2001, the Company, as part of its review of financial results, performed an assessment of the carrying value of the Company’s long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with various acquisitions. The assessment was performed pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result of the significant negative industry and economic trends affecting both the Company’s current operations and expected future sales as well as the general decline of technology valuations, the Company concluded that the carrying values of goodwill and other intangible assets recorded in connection with various acquisitions were impaired and as such took an impairment charge of $60.4 million during the quarter ended December 31, 2001 to reduce the carrying value of these assets to fair value at December 31, 2001. Fair value was determined based on a discounted cash flow analysis performed by an independent third party.

In May 2001, the Company entered into a commitment to purchase land in Fremont, California for $41.1 million by December 31, 2001 when it amended a lease agreement with a syndicate of financial institutions. Subsequently, the Company decided not to construct buildings on the land and is actively marketing the land. The Company recorded this commitment as a short-term loan, which was paid off October 22, 2001, and the associated asset as land held for sale, which is included in intangible assets and other assets, net, in the accompanying condensed consolidated balance sheet, as of December 31, 2001. Based upon market data at June 30, 2001, the Company estimated that the current market value of the land had been impaired and as such recorded a $15.0 million write-down to the estimated market value during the quarter ended June 30, 2001.

Revenue Recognition

The Company changed its revenue recognition policy effective April 1, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured. Some of the Company’s products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at the time of shipment. Certain of the Company’s product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Other products of the Company are highly customized systems that cannot be completed or adequately tested to customer specifications prior to shipment from the factory. The Company does not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

During the nine months ended December 31, 2000, the Company recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million, or a loss of $0.07 per diluted share, to reflect the cumulative effect of the change in accounting principle, as of the beginning of the fiscal year, in accordance with the guidance provided in SAB 101. As a result of changing its revenue recognition policy effective April 1, 2000, certain amounts for the three months and nine months ended December 31, 2000 have been restated to reflect the adoption of SAB 101 for comparative purposes.

Prior to the year ended March 31, 2001, the Company’s revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

The Company accounts for software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” Revenues for integration software work are recognized on a percentage of completion. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sellers fee is fixed or determinable, collectability is probable and the Company has fulfilled all of its material contractual obligations to the customer.

Provision for Income Taxes

For the nine month period ended December 31, 2001 the Company recorded a benefit for income taxes of $37.1 million, representing an annual effective income tax rate of 33 percent, excluding the impairment of goodwill and other long-lived assets which is not deductible for income tax purposes. The annual effective income tax rate including the impairment of goodwill and other long-lived assets was 21.5 percent for the nine month period ended December 31, 2001. The Company recorded a provision for income taxes of $24.1 million, representing an annual effective income tax rate of 34.5 percent for the nine month period ended December 31, 2000. The provision (benefit) for income taxes is attributable to federal, state and foreign taxes. The annual effective income tax rate for the nine month period ended December 31, 2001 reflects the benefits of tax free interest income and research and development tax credits. Conversely, the annual effective income tax rate for the nine month period ended December 31, 2001 has been adversely affected by non-deductible charges of $11.1 million related to amortization of certain intangible assets and $2.0 million related to the write-off of in-process research and development expense.

The Company has recorded a net deferred tax asset of approximately $57.9 million, of which $27.1 million relates to net operating losses generated in the current year. During the quarter ended December 31, 2001, the Company classified $32.7 million of its deferred tax asset as non-current. This classification was made because this portion of the deferred tax asset is primarily comprised of net operating loss carry forwards and reserves for capital assets which the Company does not expect to utilize during the next twelve months. The Company can recognize approximately $3.7 million of the current deferred tax asset by carrying back the net operating loss and receiving a refund of prior taxes paid. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, the Company believes that it is more likely than not that the deferred tax asset will be realized. However, given current economic conditions, management will continue to evaluate the recoverability of this asset.

Earnings Per Share

Earnings per share has been reported based upon SFAS No. 128, “Earnings Per Share”, which requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of dilutive common equivalent shares outstanding. Dilutive common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options, warrants and redeemable convertible preferred stock, using the treasury stock method. For the three and nine months ended December 31, 2001, the number of shares used in the computation of diluted earnings (loss) per share was the same as the number used for the computation of basic earnings (loss) per share. The Company did not include potentially dilutive securities of 1.259 million or 1.626 million for the three or nine month period ended December 31, 2001, respectively, in the computation of diluted earnings (loss) per common share because to do so would be anti-dilutive.

The following table sets forth the calculation of basic and diluted earnings per share (unaudited; in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Basic earnings (loss) per share:
Net income (loss)	$(89,848)	$13,803	$(135,743)	$43,267
Weighted average common shares	35,419	32,416	35,237	32,295

Basic earnings (loss) per share	$(2.54)	$0.43	$(3.85)	$1.34

Diluted earnings (loss) per share:
Net income (loss)	$(89,848)	$13,803	$(135,743)	$43,267

Weighted average common shares	35,419	32,416	35,237	32,295
Weighted average common share equivalents:
Options	—	1,521	—	2,423

Diluted weighted average common shares	35,419	33,937	35,237	34,718

Diluted earnings (loss) per share	$(2.54)	$0.41	$(3.85)	$1.25

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect adoption of SFAS No. 144 to have a material effect on its financial position or results of operations. (See Intangible Assets and Other Assets, net)

On June 29, 2001, the FASB, approved for issuance SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”. Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and March 31, 2002 will not be subject to amortization. Upon adoption of SFAS No. 142, on April 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $5.7 million, based on anticipated amortization for fiscal year 2002. Amortization of goodwill for the three months ended December 31, 2001 was $1.7 million. During the quarter ended December 31, 2001, the Company recorded an impairment charge on its goodwill and other intangible assets of $60.4 million. As a result of that impairment charge the Company’s goodwill has a zero dollar net book value. (See Intangible Assets and Other Assets, net)

On April 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. The Company sells products internationally in U.S. dollars and Japanese yen and holds various non-functional currency intercompany balances. These monetary balances expose the Company to foreign currency risk and are hedged with foreign currency forward contracts that expire within 12 months. The Company employs these derivatives to reduce selected foreign currency risks that can be confidently identified and quantified. Hedges of non-functional currency assets and liabilities are not SFAS 133 designated hedges, and thus changes in fair value are recognized immediately in earnings. The adoption of SFAS 133 did not have a material impact on the Company’s financial position or results of operations.

In March 2000, the FASB issued Financial Interpretation No. 44, (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, an Interpretation of APB Opinion No. 25. FIN 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company’s adoption of FIN 44 did not have a material impact on the Company’s financial position or results of operations.

REPORTABLE SEGMENTS:

The Company offers a family of products and related services to provide integrated automation systems for wafer handling in semiconductor manufacturing facilities. All of the Company’s activities are aggregated into a single operating segment.

Net sales by geography were as follows (unaudited; dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
United States	$17.9	$49.4	$70.8	$140.7
Taiwan	3.7	25.5	16.7	84.8
Japan	8.9	31.7	38.3	73.8
Other Asia/Pacific	3.8	11.9	13.5	48.7
Europe	3.0	9.5	16.3	28.5

Total	$37.3	$128.0	$155.6	$376.5

Net sales by our product divisions were as follows (unaudited; dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Tool Based Solutions	$28.0	$104.6	$104.3	$301.5
Factory Connectivity Solutions	3.4	8.7	15.9	31.8
Wafer and Reticle Carriers	1.3	10.4	20.8	29.0
Services & other	4.6	4.3	14.6	14.2

Total	$37.3	$128.0	$155.6	$376.5

NON-RECURRING CHARGES:

In the quarter ended December 31, 2001, the Company recorded non-recurring charges of $5.9 million associated with the Company’s restructuring plan to shut-down some of its manufacturing and service locations, outsource some of its manufacturing activities and consolidate the remainder of its domestic manufacturing in Fremont, California. The restructuring charges consisted of $3.2 million in write-down of assets and reserves for lease commitments, net of estimated sublease income that the Company expects to generate from the vacated facilities and severance costs of approximately $2.7 million related to a reduction in force of 157 employees or 11 percent of its workforce.

In the quarter ended September 30, 2001, the Company reduced its workforce by 133 employees or approximately 8 percent and recorded a non-recurring charge of $1.0 million in connection with this workforce reduction and recorded a non-recurring charge of $0.5 million in write-down of assets.

In the quarter ended June 30, 2001, the Company reduced its workforce by 163 employees or approximately 10 percent and recorded a non-recurring charge of $0.8 million in connection with this workforce reduction.

The following table summarizes the Company’s restructuring activities for the nine months ended December 31, 2001 (unaudited; dollars in millions):

	Severance and Benefits	Excess Facilities	Total
Balance at March 31, 2001	$—	$—	$—
Non-recurring charges quarter ended June 30, 2001	0.8	—	0.8
Amounts paid quarter ended June 30, 2001	(0.6)	—	(0.6)

Balance at June 30, 2001	0.2	—	0.2
Non-recurring charges quarter ended September 30, 2001	1.0	0.5	1.5
Non-cash charges quarter ended September 30, 2001	—	(0.5)	(0.5)
Amounts paid quarter ended September 30, 2001	(0.7)	—	(0.7)

Balance at September 30, 2001	0.5	—	0.5
Non-recurring charges quarter ended December 31, 2001	2.7	3.2	5.9
Non-cash charges quarter ended December 31, 2001	—	(1.1)	(1.1)
Amounts paid quarter ended December 31, 2001	(1.2)	(0.4)	(1.6)

Balance, December 31, 2001 (unaudited)	$2.0	$1.7	$3.7

The Company incurred non-recurring charges of $18.7 million for the three months ended June 30, 2001 consisting of $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and restructuring charges of $0.8 million. The land held for sale is land that the Company agreed to acquire when it amended a lease agreement for land and buildings in Fremont, California with a syndicate of financial institutions. Under that agreement the Company was obligated to purchase the land for a purchase price of $41.1 million on or before December 31, 2001. The Company also agreed to pay the syndicate of financial institutions for engineering costs of approximately $2.9 million incurred in preparation for making leasehold improvements to the land. To reduce its borrowing costs the Company completed an acquisition of the land on October 22, 2001. The Company decided not to construct buildings on the land and is actively marketing the land for sale. Based upon market data at June 30, 2001, the Company estimated that the current market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001.

SHORT-TERM LOANS:

The Company had short-term debt from banks in Japan of Japanese Yen 2,472 million ($20.1 million) and Japanese Yen 3,608 million ($28.8 million) at December 31, 2001 and March 31, 2001, respectively. As of December 31, 2001, the interest rate ranged from 1.4 percent to 1.9 percent, and as of March 31, 2001, the interest rates ranged from 1.4 percent to 2.0 percent.

LONG-TERM DEBT:

On July 3, 2001 the Company completed the sale of $86.3 million 5¾ percent convertible subordinated notes which resulted in aggregate proceeds of $82.9 million to the Company net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at the Company’s option after July 3, 2004. The Company has additional long-term debt and finance leases totaling $6.5 million at December 31, 2001 and $5.5 million at March 31, 2001.

ACQUISITION OF GW ASSOCIATES, INC.

On May 22, 2001 the Company acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of the Company’s common stock valued at $8.0 million and a note for $16.0 million payable in May 2002 in a combination of cash and the Company’s common stock. The note payable is included in accrued liabilities and other in the accompanying condensed consolidated balance sheet. The acquisition was accounted for using the purchase method of accounting. Accordingly the results of GW have been combined with those of the Company’s since the date of acquisition. Approximately $26.5 million of the purchase price, in excess of the net assets of $4.5 million acquired, was allocated to intangible assets. These intangible assets consist of in-process research and development, developed technology, installed customer base, assembled workforce, trade name, and the excess purchase price over the net assets acquired. Because there can be no assurance that the Company will be able to successfully complete the associated products or that the technology has any alternative future use, $2.0 million of such in-process research and development was charged as an expense during the quarter ended June 30, 2001. The remaining intangible assets are being amortized over three to six years.

During the quarter ended December 31, 2001 the Company, as part of its review of financial results, performed an assessment of the carrying value of the Company’s long-lived assets to be held and used including the unamortized balance of $22.6 million of the GW purchase price allocated to goodwill and intangible assets. The assessment was performed pursuant to SFAS 121. As a result of the significant negative industry and economic trends affecting both the Company’s current operations and expected future sales as well as the general decline of technology valuations, the Company concluded that the carrying value of goodwill and other intangible assets recorded in connection with the acquisition of GW were impaired and as such took a charge of $11.6 million during the quarter ended December 31, 2001 to reduce the carrying value of these assets to fair value at December 31, 2001. Fair value was determined based on a discounted cash flow analysis performed by an independent third party. The Company believes that the remaining unamortized balance of these assets totaling $11.0 million at December 31,

2001, which is included in intangible and other assets, net, in the accompanying condensed consolidated balance sheets, is recoverable.

Comparative pro forma information reflecting the acquisition of GW has not been presented because the operations of GW were not material to the Company’s financial statements.

RELATED PARTY TRANSACTIONS:

At December 31, 2001, the Company held two notes receivable from a former executive officer totaling $0.7 million, and two separate notes receivable from other former employees totaling $0.2 million. During the quarter ended December 31, 2001, the Company forgave $0.1 million of the note receivable from the former executive officer and $0.1 million of the note receivable from a former employee in accordance with the provisions of their separation agreements. In addition, the Company held four separate notes receivable from employees totaling $0.9 million. At December 31, 2000, the Company held two notes receivable from an executive officer totaling $0.8 million and two separate notes receivable from two other employees totaling $0.4 million. Loans were extended to all of these individuals, except for one individual, in connection with their transfer to a new location. The remaining loan was extended in connection with a personal matter. Each of the notes receivable are secured by second deeds of trust on real property and pledged securities of the Company owned by the employees. At December 31, 2001, the Company also had a liability of $0.2 million, net, payable to an employee, in connection with an acquisition by the Company.

LEGAL PROCEEDINGS:

In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or (Jenoptik), Jenoptik-Infab, Inc., or (Infab), Emtrak, Inc., or (Emtrak) and Empak, Inc., or (Empak) alleging infringement of two patents related to the Company’s SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company violated federal antitrust laws and engaged in unfair competition. The Company denied these allegations. In May 1998, the Company along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants’ motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company’s motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants’ unfair competition and remaining antitrust counterclaim, and the Company’s breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of the Company’s arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company appealed and the trial date has since been vacated. On October 10, 2001, the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgement and remanded the case back to the district court. The matter is now proceeding before the district court.

Item 2— Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. The Company’s actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K, as amended, might not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are a leading provider of integrated automation systems for the semiconductor manufacturing industry. We sell our systems directly to semiconductor manufacturers, as well as to original equipment manufacturers, or OEMs, that integrate our systems with their equipment for sale to semiconductor manufacturers. Our sales are tied to the capital expenditures of semiconductor manufacturers and as such are cyclical in nature. Fiscal year 2001 and the first nine months of fiscal year 2002 have demonstrated the cyclical nature of our business, as discussed below.

We use a dedicated direct sales force worldwide, which is supported by distributors in Europe. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. To date, the impact of currency translation gains or losses has not been material to our sales or results of operations.

In fiscal year 2000, we experienced significant growth due to the dramatic increase in capital spending by semiconductor manufacturers. The increase in capital spending was driven by the growth in demand for both memory and logic chips in a broad variety of products, particularly those of internet and telecommunications equipment manufacturers. In the first half of fiscal year 2001, the demand for our products remained strong, but in the second half of fiscal year 2001, the demand for our products decreased significantly as semiconductor manufacturers sharply reduced capital expenditures. This decrease in capital expenditures first manifested in a sharp reduction in bookings and significant order push outs and cancellations in the fourth quarter of fiscal year 2001. The decrease in capital expenditures has continued through the third quarter of fiscal year 2002. We have limited visibility into net sales in future quarters. The causal factors of the downturn have been further exacerbated by the September 11, 2001 attacks, making it very difficult to predict the timing of an economic recovery that will drive demand for semiconductor devices.

In addition to the impact of the downturn on the demand for our products, we are seeing a shift from 200mm to 300mm products. In fiscal year 2001, the contribution of 300mm products began increasing from approximately 4 percent of our net sales in the first quarter of fiscal year 2001 to approximately 14 percent of our net sales for the fourth quarter of fiscal year 2001. For the first nine months of fiscal year 2002, 300mm products contributed approximately 33 percent, including 35 percent in the third fiscal quarter, of our net sales. These products generate lower gross margin than our 200mm products largely because the 300mm products are early in their product life cycle and we are facing more competitors for this market segment.

The majority of our revenue in any single quarter is typically derived from a relatively few large customers, and our revenue will therefore fluctuate based on a number of factors, including:

•	the timing of significant customer orders;

•	the timing of product shipments and acceptance;

•	variations in the mix of products sold;

•	the introduction of new products;

•	changes in customer buying patterns;

•	fluctuations in the semiconductor equipment market;

•	the availability of key components;

•	pressure from competitors; and

•	general trends in the semiconductor industry, electronics industry and overall economy.

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

The results of operations for the three and nine month periods ended December 31, 2001, include the revenues and expenses of AMP and SemiFab for the entire period and GW from its date of acquisition. However, the results of operations for the three and nine month periods ended December 31, 2000 do not include the revenues or expenses of AMP, SemiFab or GW.

Three and Nine Months Ended December 31, 2001 and 2000

The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net sales	100%	100%	100%	100%
Cost of sales	114	55	84	54

Gross profit (loss)	(14)	45	16	46
Operating expenses:
Research and development	25	9	20	9
Selling, general and administration	51	19	41	18
Amortization of acquired intangible assets	12	1	8	1
Impairment of goodwill and other long-lived assets	162	—	39	—
Non-recurring charges	16	—	17	—
In-process research and development costs of acquired business	—	—	1	—

Total operating expenses	266	29	126	28

Operating income (loss)	(280)	16	(110)	18
Other income (expense), net	(3)	—	(1)	1

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(283)	16	(111)	19
Provision (benefit) for income taxes	(42)	5	(24)	6

Income (loss) before effect of change in accounting principle	(241)	11	(87)	13
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	(1)

Net income (loss)	(241)%	11%	(87)%	12%

Results of Operations

Net Sales.    Net sales decreased 71 percent from $128.0 million for the quarter ended December 31, 2000, to $37.3 million for the quarter ended December 31, 2001. Net sales for the nine months ended December 31, 2001 were $155.6 million compared to net sales of $376.5 million for the nine months ended December 31, 2000, or a decrease of 59 percent.

Capital spending by the semiconductor manufacturers, as measured by our new bookings and net sales, began to decline from its peak levels during the quarter ended December 31, 2000. Net sales continued to decline in the first quarter of fiscal year 2002 by 42 percent from net sales in the fourth quarter of fiscal year 2001 and declined 24 percent in the second quarter of fiscal year 2002 from net sales of the first quarter of fiscal year 2002. Net sales declined a further 27 percent in the third quarter of fiscal year 2002 from the previous quarter. These declines resulted from reductions in capital spending by semiconductor manufacturers worldwide, as discussed in the overview. We currently expect our net sales to remain relatively flat at $35 million to $40 million for the fourth quarter of fiscal year 2002.

Our international sales, including local revenues recorded at our foreign locations, were as follows (unaudited; dollars in millions):

	Nine Months Ended December 31, 2001		Nine Months Ended December 31, 2000
Geographic Region	Net Sales	Percentage of Net Sales	Net Sales	Percentage of Net Sales
Taiwan	$16.7	11%	$84.8	23%
Japan	38.3	25	73.8	20
Other Asia/Pacific	13.5	9	48.7	13
Europe	16.3	10	28.5	7

Total	$84.8	55%	$235.8	63%

Our international sales decreased as a percent of our total sales from 63 percent for the nine months ended December 31, 2000 to 55 percent for the nine months ended December 31, 2001. The current industry downturn has negatively impacted our foundry customers in Asia, which had been a source of relative strength, to a greater extent than the captive chip makers, which are predominantly located in the United States. In addition, with the transition to 300mm chip manufacturing, wafer transportation in the fab requires a greater degree of automation technology. As a result, the company’s automation solutions are increasingly being purchased by OEMs for integration with their tools. OEMs are predominantly located in the United States and Japan.

We currently have a single reportable segment. The net sales by our product divisions were as follows (unaudited; dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Divisions	2001	2000	2001	2000
Tool Based Solutions	$28.0	$104.6	$104.3	$301.5
Factory Connectivity Solutions	3.4	8.7	15.9	31.8
Wafer and Reticle Carriers	1.3	10.4	20.8	29.0
Services & other	4.6	4.3	14.6	14.2

Total	$37.3	$128.0	$155.6	$376.5

Net sales of Tool Based Solutions, which comprise a significant percent of net sales for all periods presented, have declined in both dollars and as a percent of net sales during the three and nine month periods ended December 31, 2001, compared to the same periods in our prior fiscal year. The products in this division are generally capital equipment purchases by our customers and are used by them to improve manufacturing yields and productivity. Net sales of Factory Connectivity Solutions increased as a percent of net sales for both the three and nine month periods ended December 31, 2001, although the dollar sales declined substantially. This dollar decline is the result of slower expansion of semiconductor manufacturing capacity. Wafer and Reticle Carriers, which are generally consumable type products, have increased as a percent of net sales year to date although they decreased substantially in both dollar sales and as a percent of net sales in the three months ended December 31, 2001. Service net sales have grown in both dollar level and as a percent of our net sales during the three and nine months ended December 31, 2001 compared to the same periods in the prior year.

        Gross Margin.    Gross margin decreased from 45 percent of net sales for the three months ended December 31, 2000, to negative 14 percent of net sales for the three months ended December 31, 2001. Gross margin decreased from 46 percent for the nine months ended December 31, 2000 to 16 percent for the nine months ended December 31, 2001. The decline in gross margin for the three and nine month periods was due to the significant drop in net sales resulting in lower production levels and the increase in product mix of lower margin 300mm products. Further, we increased inventory reserves by $12.8 million in the three months ended December 31, 2001, reflecting excess inventory arising from the dramatic reduction in sales. This increase in reserves significantly reduced the gross margin for both the three and nine month periods. Reduced production levels resulted in less manufacturing overhead being absorbed. While we have taken actions to reduce manufacturing overhead we have not been able to reduce it to the extent that our sales have declined. Many of the costs included in manufacturing overhead are fixed costs. Until our net sales increase to higher levels our gross margin will be impacted by unabsorbed manufacturing overhead costs.

In the three months ended December 31, 2000, 300mm products contributed only 11 percent of our net sales compared to 35 percent of net sales for the three months ended December 31, 2001. In the nine months ended December 31, 2000, 300mm products contributed only 8 percent of our net sales compared to 33 percent of net sales for the nine months ended December 31, 2001. The increase in the mix of 300mm products, which are very early in their product life cycle and currently have low margins in comparison to our 200mm products, negatively impacted our gross margin. We have enacted cost reduction initiatives related to our 300mm products and expect gross margin for these products will improve. However, because of the anticipated size of the emerging 300mm product market, we face strong competition on price and features for these products from existing and new competitors.

We project that net sales will level off in the three months ended March 31, 2002, with gross margin increasing slightly from the gross margin in the quarter ended December 31, 2001 before the impact of the inventory reserve. This anticipated gross margin increase is due to our cost reduction activities to date. We also continue to monitor on-hand raw material inventory levels against demand and are taking steps to reduce inventory levels. Our gross margin will continue to be impacted by future changes in product mix, net sales volumes and market competition.

Research and Development.    Research and development expenses decreased 21 percent from $12.0 million for the three months ended December 31, 2000, to $9.5 million for the three months ended December 31, 2001. Research and development expenses decreased 5 percent from $32.6 million for the nine months ended December 31, 2000 to $31.1 million for the nine months ended December 31, 2001. Research and development expenses increased as a percentage of net sales from 9 percent for the three months ended December 31, 2000 to 25 percent for the three months ended December 31, 2001. Research and development expenses increased as a percentage of net sales from 9 percent for the nine months ended December 31, 2000 to 20 percent for the nine months ended December 31, 2001. The decrease in spending on research and development on a comparative basis for the three and nine month periods resulted because of actions we took to lower such spending, primarily headcount reductions, in response to the drop in our net sales. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. We expect that our research and development expenses will decrease further as we adjust our spending to the lower net sales that we are currently experiencing. However, we may not adjust spending at the rate of change in our net sales.

Selling, General and Administrative.    Selling, general and administrative expenses decreased $5.2 million or 22 percent from $24.2 million for the three months ended December 31, 2000, to $19.0 million for the three months ended December 31, 2001. Selling, general and administrative expenses decreased $5.2 million from $68.7 million to $63.5 million for the nine months ended December 31, 2001. We reduced selling, general and administrative headcount in each of the last four quarters in response to lower net sales. We will make further headcount reductions in the fourth fiscal quarter to further align expenses with net sales, and continue to assess our expenses in light of anticipated future net sales. We have implemented several targeted cost reduction initiatives to lower our selling, general and administrative expenses through process improvement and supplier cost reductions. However, we may not achieve these cost reductions or process improvements. Selling, general and administrative expenses increased as a percentage of net sales from 19 percent for the three months ended December 31, 2000 to 51 percent for the three months ended December 31, 2001. Selling, general and administrative expenses increased as a percentage of net sales from 18 percent for the nine months ended December 31, 2000 to 41 percent for the nine months ended December 31, 2001. These increases of selling, general and administrative expenses as a percent of net sales in the three and nine month periods have resulted because we have not reduced these expenses at the rate of decline in our net sales. We expect that our selling, general and administrative expenses will decrease in future periods as we adjust spending to the net sales that we are currently experiencing. However, we may not adjust spending at the rate of change in our net sales.

Non-recurring Charges.    We incurred non-recurring charges of $26.1 million during the nine months ended December 31, 2001. These charges consisted of a $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land, severance costs of approximately $4.5 million and write-down of assets and reserves for lease commitments, net of estimated sublease income, of approximately $3.7 million. In the quarter ended December 31, 2001, we recorded non-recurring charges of $5.9 million associated with our restructuring plan to shut-down some of our manufacturing and service locations, outsource some of our manufacturing activities and consolidate the remainder of our domestic manufacturing in Fremont, California. The restructuring charges consisted of $3.2 million in write-down of assets and reserves for lease commitments, net of estimated sublease income that we expect to generate from the vacated facilities and severance costs of approximately $2.7 million related to a reduction in force of 157 employees or 11 percent of our workforce. In the quarter ended September 30, 2001, we reduced our workforce by 133 employees or approximately 8 percent and recorded a non-recurring charge of $1.0 million in connection with this workforce reduction and recorded a non-recurring charge of $0.5 million in write-down of assets. In the quarter ended June 30, 2001, we reduced our workforce by 163 employees or approximately 10 percent and recorded a non-recurring charge of $0.8 million in connection with this workforce reduction.

The following table summarizes our restructuring activities for the nine months ended December 31, 2001 (unaudited; dollars in millions):

	Severance and Benefits	Excess Facilities	Total
Balance at March 31, 2001	$—	$—	$—
Non-recurring charges quarter ended June 30, 2001	0.8	—	0.8
Amounts paid quarter ended June 30, 2001	(0.6)	—	(0.6)

Balance at June 30, 2001	0.2	—	0.2
Non-recurring charges quarter ended September 30, 2001	1.0	0.5	1.5
Non-cash charges quarter ended September 30, 2001	—	(0.5)	(0.5)
Amounts paid quarter ended September 30, 2001	(0.7)	—	(0.7)

Balance at September 30, 2001	0.5	—	0.5
Non-recurring charges quarter ended December 31, 2001	2.7	3.2	5.9
Non-cash charges quarter ended December 31, 2001	—	(1.1)	(1.1)
Amounts paid quarter ended December 31, 2001	(1.2)	(0.4)	(1.6)

Balance, December 31, 2001 (unaudited)	$2.0	$1.7	$3.7

We incurred non-recurring charges of $18.7 million for the three months ended June 30, 2001 consisting of $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and restructuring charges of $0.8 million. The land held for sale is land that we agreed to acquire when we amended a lease agreement for land and buildings in Fremont, California with a syndicate of financial institutions. Under that agreement we were obligated to purchase the land for a purchase price of $41.1 million on or before December 31, 2001. We also agreed to pay the syndicate of financial institutions for engineering costs of approximately $2.9 million incurred in preparation for making leasehold improvements to the land. To reduce our borrowing costs we completed an acquisition of the land on October 22, 2001. We decided not to construct buildings on the land and are actively marketing the land for sale. Based upon market data at June 30, 2001, we estimated that the current market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001.

With net sales anticipated to remain depressed, we may need to make further operating cost reduction actions impacting our workforce and facilities.

In-process Research and Development Costs of Acquired Business.    On May 22, 2001, we acquired GW in a transaction accounted for using the purchase method of accounting. In connection with the purchase price allocation $2.0 million was assigned to in-process research and development costs of acquired business, “IPR&D”. The amount allocated to IPR&D was determined through established valuation techniques in the high-technology industry and was expensed upon acquisition as it was determined that the projects had not reached technological feasibility at the time of our acquisition.

        Amortization of Acquired Intangible Assets.    Amortization expenses relating to acquired intangible assets were $1.3 million or 1 percent of net sales for the three months ended December 31, 2000 and $4.6 million or 12 percent of net sales for the three months ended December 31, 2001. Amortization expenses relating to acquired intangible assets were $4.4 million or 1 percent of net sales for the nine months ended December 31, 2000 and $12.9 million or 8 percent of net sales for the nine months ended December 31, 2001. We amortize the acquired intangible assets over periods ranging from four to fourteen years. The increase in the amortization expense in the three and nine month periods ended December 31, 2001, compared to the three and nine month periods ended December 31, 2000, is due to the acquisitions of AMP, SemiFab and GW, as discussed in the overview. The realizability of intangible assets, which are included in intangible assets and other assets, is periodically evaluated for impairment as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing lines of business. During the three months ended December 31, 2001, we recorded an impairment charge of $60.4 million, as discussed below. This impairment charge included a writedown of all remaining goodwill to zero net book value. In June 2001, the Financial Accounting Standards Board, or FASB, approved the issuance of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Intangible Assets”. Upon adoption of this new statement in fiscal 2003, we would have no longer amortized goodwill. Due to the impairment charge recorded in the quarter ended December 31, 2001, our goodwill has a zero dollar net book value. Total goodwill amortization expense for the nine months ended December 31, 2001 was $5.7 million. No such charge will be incurred in fiscal 2003.

Impairment of goodwill and other long-lived assets.    We recorded an impairment charge of $60.4 million in the quarter ended December 31, 2001, reducing the carrying value of goodwill and intangible assets to its estimated fair value. Fair value was determined based on a discounted cash flow analysis by an independent third party. No such charge was incurred in prior periods. We evaluated businesses previously acquired that included the establishment of goodwill or intangibles, to determine whether future profitability from these businesses was adequate to support the unamortized goodwill and intangible balances. The evaluation was initiated in the quarter ended December 31, 2001 due to ongoing reductions in net sales and general weakness in the semiconductor equipment market. Based on these evaluations, we recorded the impairment estimate in the quarter ended December 31, 2001. We do not anticipate a further impairment charge to our remaining intangible assets in the foreseeable future, however a further deterioration in net sales, extended slump in net sales or significant reduction or cessation of net sales from one of our acquired businesses could result in a further impairment charge in a future period.

Other Income (Expense), Net.    Other income (expense), net, includes interest income, interest expense, royalty income and foreign exchange gain and loss. Other income (expense), net, decreased from $0.5 million of income, net for the three months ended December 31, 2000 to $0.9 million of expense for the three months ended December 31, 2001. Other income (expense), net, decreased from $3.4 million of income, net for the nine months ended December 31, 2000 to $1.6 million of expense for the nine months ended December 31, 2001. These decreases are due to interest expense on the loan on the land held for sale, of $0.1 million and $0.9 million, respectively, for the three and nine months ended December 31, 2001, and interest expense on the $86.3 million convertible subordinated notes we sold on July 3, 2001, of $1.2 million and $2.5 million for the three and nine months ended December 31, 2001. While we have employed a hedging facility for our largest potential foreign currency exposure, future changes in foreign currency exchange rates may negatively impact other income (expense), net.

        Provision (Benefit) for Income Taxes.    We recorded a benefit for income taxes of $15.6 million for the three months ended December 31, 2001 and $37.1 million for the nine months ended December 31, 2001, representing an annual effective income tax rate of 33 percent, excluding the impairment of goodwill and other long-lived assets which is not deductible for income tax purposes. The effective income tax rates including this impairment charge are 15 percent and 21 percent for the three and nine months ended December 31, 2001, respectively. We recorded a provision for income taxes of $7.0 million for the three months ended December 31, 2000 and $24.1 million for the nine months ended December 31, 2000, representing an effective annual income tax rate of 34.5 percent. The provision (benefit) for income taxes is attributable to federal, state, and foreign taxes. The annual effective income tax rate for the three and nine month periods ended December 31, 2001 reflects the benefits of tax free interest income and research and development tax credits. Conversely, the annual effective income tax rate for the three and nine month periods ended December 31, 2001 has been adversely affected by non-deductible charges related to amortization of certain intangible assets and write-off of in-process research and development.

We have recorded a net deferred tax asset of approximately $57.9 million, of which $27.1 million relates to net operating losses generated in the current year. During the quarter ended December 31, 2001, we classified $32.7 million of our deferred tax asset as non-current. This classification was made because this portion of the deferred tax asset is primarily comprised of net operating loss carry forwards and reserves for capital assets which we do not expect to utilize during the next twelve months. We can recognize approximately $3.7 million of the current deferred tax asset by carrying back the net operating loss and receiving a refund of prior taxes paid. Realization of the remaining deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, we believe that it is more likely than not that the deferred tax asset will be realized. However, given current economic conditions, we will continue to evaluate the recoverability of this asset.

Cumulative Effect of Change in Accounting Principle, Net of Tax.    We recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million, or a loss of $0.07 per diluted share, to reflect the cumulative effect of the accounting change to comply with United States Securities and Exchange Commission Staff Accounting Bulletin 101 as of the beginning of fiscal year 2001.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. As of December 31, 2001, we had approximately $94.7 million in cash and cash equivalents, $3.2 million in restricted cash equivalents and short-term investments, $7.6 million in short-term investments, $127.2 million in working capital and $90.6 million in long-term debt and finance leases.

Cash Inflows and Outflows

Operating activities.    Net cash used in operating activities in the nine months ended December 31, 2001 was $10.4 million, primarily consisting of a $135.7 million loss, a $40.5 million increase in deferred tax asset and a $16.2 million decrease in accounts payable. These uses of cash were largely offset by a reduction in accounts receivable of $43.5 million, an inventory reduction of $13.9 million and a reduction of prepaid expense of $6.9 million, combined with a $4.2 million increase in accrued liabilities and other and our non-cash charges to net income including: $60.4 million impairment of goodwill and other long-lived assets, $21.8 million in depreciation and amortization, $15.0 million write-down of land held for sale, $12.8 million reserve for inventory and $2.0 million write-off of purchased in-process research and development.

Investing activities.    Net cash provided by investing activities during the nine months ended December 31, 2001 was $31.8 million, consisting of $44.6 million net sales of short-term investments and restricted cash equivalents, $3.8 million used to acquire AMP, SemiFab and GW and $9.0 million used to modify our facilities and purchase new equipment and furniture used in our operations. The net sales of short-term investments and restricted cash equivalents include the sale of $43.2 million of restricted cash equivalents related to a purchase commitment for land in Fremont that we purchased on October 22, 2001 for $41.1 million. This land, as discussed above in Non-recurring Charges, is land we agreed to acquire when we amended a lease agreement for land and buildings after deciding not to build on the land. We are actively marketing the land for sale.

Financing activities.    Net cash provided by financing activities of $38.6 million for the nine months ended December 31, 2001, consisted of $86.3 million from the sale of 5 ¾ percent convertible subordinated notes, which resulted in net proceeds of $82.9 million, $1.6 million from the issuance of new long-term debt with a Japanese bank, finance leases of $0.6 million and proceeds from the issuance of shares of common stock through our employee stock programs. These provisions were partially offset by net payments of $41.1 million in connection with a short-term loan established in connection with the land purchase discussed above, $8.6 million on short-term loans and $1.2 million on short-term and long-term debt and finance leases.

        We anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. We utilized approximately $7.1 million of cash for operating activities in the quarter ended

December 31, 2001. We anticipate further net uses of cash in operations until business conditions for the semiconductor industry improve. Due to uncertainty surrounding market conditions we can not reasonably predict when this situation will improve to enable us to generate positive cash flow from operations. We believe our net sales will be between $35 million and $40 million in the current fiscal quarter. We have limited visibility into net sales beyond the current quarter. Significant additional decline in our net sales would have an adverse effect on our liquidity and likely lead to additional cost cutting measures or the need to raise additional capital. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and we may seek to raise these additional funds through public or private debt or equity financings. These financings may not be available to us on a timely basis if at all or, if available, on terms acceptable to us and not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego acquisition opportunities, which could reduce our revenue, increase our losses, and harm our business.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. We recorded an impairment charge of $60.4 million for goodwill and intangible assets during the quarter ended December 31, 2001 under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 supersedes SFAS No. 121 when it becomes effective in fiscal year 2003. We do not anticipate any further impact on our financial position or results of operations upon adoption of SFAS No. 144.

On June 29, 2001, the FASB approved for issuance SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets.” Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and March 31, 2002 will not be subject to amortization. Upon adoption of SFAS No. 142, companies will no longer amortize goodwill. Due to the $60.4 million impairment charge we recorded in the quarter ended December 31, 2001, our goodwill is reduced to zero dollar net book value. Goodwill amortization amounted to $1.7 million and $5.7 million for the three and nine month periods ended December 31, 2001.

On April 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. We sell products internationally in U.S. dollars and Japanese yen and hold various non-functional currency intercompany balances. These monetary balances expose us to foreign currency risk and are hedged with foreign currency forward contracts that expire within 12 months. We employ these derivatives to reduce selected foreign currency risks that can be confidently identified and quantified. Hedges of non-functional currency assets and liabilities are not SFAS 133 designated hedges, and thus changes in fair value are recognized immediately in earnings. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

In March 2000, the FASB issued Financial Interpretation No. 44, or FIN 44, “Accounting for Certain Transactions Involving Stock Compensation”, an Interpretation of APB Opinion No. 25. FIN 44 addresses the application of APB No. 25 to clarify, among other issues: (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

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

The semiconductor manufacturing industry is highly cyclical, and the current substantial downturn is harming our operating results

Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which at any point in time are dependent on the then-current and anticipated market demand for integrated circuits, or ICs, as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for ICs, are difficult to predict and often have a severe adverse effect on the semiconductor industry’s demand for tools. If demand for ICs and our systems remains depressed for an extended period, it will seriously harm our business.

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

During a downturn, our ability to quickly reduce our production costs is impaired by our projections of manufacturing costs and inventory incurred. If market demand does not match our projections, we will have to carry or write off excess and obsolete inventory and our gross margins will decline which, in turn, prevents us from operating profitably. For example, we incurred an inventory reserve in the quarter ended December 31, 2001 of $12.8 million for excess inventory. This inventory accumulated largely due to the steep decline in demand for our products. Furthermore, if we do not accurately predict the appropriate demand for our 200mm and 300mm automation products, this will increase the burden of excess and obsolete inventory.

During periods of increased demand, our ability to satisfy increased customer demand may be constrained by our projections. If our projections underestimate demand, we may have inadequate inventory and may not be able to expand our manufacturing capacity, which could result in delays in shipments and loss of customers and reduced profitability. Even if we are able to sufficiently expand our capacity, we may not efficiently manage this expansion which would adversely affect our gross margin and profitability.

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business

The markets in which we sell our products are comprised of a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and makes our relationship with each customer critical to our business. We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling our systems. Our success will depend on our continued ability to develop and manage relationships with significant customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, some of our customers may in the future shift their purchases of products from us to our competitors. Additionally, the inability to successfully develop relationships with additional customers or the need to provide future price concessions would have a negative impact on our business.

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

•	our customers can cease purchasing our products at any time without penalty;

•	our customers are free to purchase products from our competitors;

•	we are exposed to competitive price pressure on each order; and

•	our customers are not required to make minimum purchases.

Sales are typically made pursuant to individual purchase orders and product delivery often occurs with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we could lose sales and customers.

The timing of the transition to 300mm technology is uncertain and competition may be intense

We have invested, and are continuing to invest, substantial resources to develop new systems and technologies to automate the processing of 300mm wafers. However, the timing of the industry’s transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is uncertain, partly as a result of the recent period of reduced demand for semiconductors. Delay in the adoption of 300mm manufacturing technology could adversely affect our potential revenue.

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

If we are unable to meet our customers’ stringent specifications for the Plus-Portal System our growth prospects could be negatively impacted

Our Plus-Portal System offers our OEM customers a complete, automated interface between the OEM’s tool and the fab. The Plus-Portal System offers OEMs a standard, outsourced alternative to designing and manufacturing automated equipment front-ends for their tools utilizing purchased components and in-house engineering and manufacturing resources. The Plus-Portal System has not been widely adopted by OEMs. OEMs have made limited purchases to evaluate our ability to meet stringent design, reliability and delivery specifications.

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

Several companies, including Brooks Automation, offer one or more products that compete with our Asyst-SMIF System and SMART-Traveler System products. We compete primarily with Entegris in the area of SMIF-Pods and SMIF-FOUPS. We also compete with several competitors in the robotics area, including, but not limited to, PRI Automation, which is subject to a pending merger with Brooks Automation, Kensington Labs, Rorze and Yaskawa—Super Mectronics Division. In the area of transport automation systems, our products face competition from the main product line of PRI Automation, as well as from Daifuku, Murata and Shinko. Our products in the area of storage and management of wafers and reticles compete primarily with products from Brooks Automation and Recif.

In addition, the transition to 300mm wafers is likely to draw new competitors to the facility automation market and may result in additional consolidation. In the 300mm wafer market, we expect to face intense competition from a number of companies such as the pending merger between PRI Automation and Brooks Automation, as well as potential competition from semiconductor equipment and cleanroom construction companies.

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

We may not be able to efficiently integrate the operations of our acquisitions

We have made and, most likely, will continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. Our recent acquisitions include Progressive Systems Technologies, Inc., or PST, Palo Alto Technologies, Inc., or PAT, AMP, SemiFab, GW and MECS. We subsequently merged MECS into Asyst Japan, Inc., or AJI.

We are likely to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, will present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We may not succeed with the integration process nor may we fully realize the anticipated benefits of the business combinations. We may be required to record significant impairment costs, such as the charge recorded for the current quarter, in the event that the carrying value exceeds the fair value of these assets. The dedication of management resources to such integration may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions. The difficulties of integration may be increased by the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. There may be substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

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

If we are unable to recruit or retain key personnel, we may not have enough personnel to promptly return to peak production levels. If we are unable to expand our existing manufacturing capacity to meet demand, a customer’s placement of a large order for the development and delivery of factory automation systems during a particular period might deter other customers from placing similar orders with us for the same period. It could be difficult for us to rapidly recruit and train the substantial number of qualified engineering and technical personnel who would be necessary to fulfill one or more large, unanticipated orders. A failure to retain, acquire or adequately train key personnel could have a material adverse impact on our performance.

Because our quarterly operating results are subject to variability, quarter to quarter comparisons may not be meaningful

Our revenues and operating results can fluctuate substantially from quarter to quarter depending on factors such as:

•	the timing of significant customer orders;

•	the timing of product shipment and acceptance;

•	variations in the mix of products sold;

•	the introduction of new products;

•	changes in customer buying patterns;

•	fluctuations in the semiconductor equipment market;

•	the availability of key components;

•	pressure from competitors; and

•	general trends in the semiconductor manufacturing industry, electronics industry and overall economy.

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

We face significant economic and regulatory risks because a majority of our net sales are from outside the United States

A significant portion of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, Europe and Singapore. We expect that international sales will continue to represent a significant portion of our total revenue in the future. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

•	exposure to currency fluctuations;

•	the imposition of governmental controls;

•	the need to comply with a wide variety of foreign and U.S. export laws;

•	political and economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	longer payment cycles typically associated with foreign sales;

•	the greater difficulty of administering business overseas; and

•	general economic conditions.

Recently, a majority of our accounts receivable, net, were due from international customers located primarily in Taiwan, Japan, Singapore and Europe. Receivable collections and credit evaluation in new geographic regions challenge our ability to avert international risks. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. We invoice a majority of our international sales in United States dollars. However, for sales in Japan, we invoice our sales in Japanese yen. Currency fluctuations may adversely affect our future results of operations.

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

Our stock price may fluctuate significantly which could be detrimental to our shareholders

Our stock price has in the past fluctuated and will fluctuate in the future in response to a variety of factors, including the following:

•	quarterly fluctuations in results of operations;

•	announcements of new products by Asyst or our competitors;

•	changes in either our earnings estimates or investment recommendations by stock market analysts;

•	announcements of technological innovations;

•	conditions or trends in the semiconductor manufacturing industry;

•	announcements by Asyst or our competitors of acquisitions, strategic partnerships or joint ventures;

•	additions or departures of senior management; and

•	other events or factors many of which are beyond our control.

In addition, in recent years, the stock market in general and shares of technology companies in particular have experienced extreme price fluctuations, and such extreme price fluctuations may continue. These broad market and industry fluctuations may adversely affect the market price of our common stock.

We may not be able to secure additional financing to meet our future capital needs

We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the third quarter of fiscal 2003. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. We have guaranteed AJI’s unsecured loans from banks and secured bonds with interest rates ranging between 1.4 percent to 1.9 percent per annum. This strain on our capital resources could adversely affect our business.

Item 3— Quantitative and Qualitative Disclosures About Market Risk

There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our 2001 Form 10-K, as amended.

Interest Rate Risk.    Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rises in interest rates.

Foreign Currency Exchange Risk.    We engage in international operations and transact business in various foreign countries. The primary foreign currency cash flows are located in Japan, Europe, Singapore and Taiwan. Although we and our subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. There can be no assurance that foreign currency risk will not have a material impact on our financial position, results of operations or cash flow in the future.

PART II—OTHER INFORMATION

Item 1— Legal Proceedings

In October 1996, we filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or (Jenoptik), Jenoptik-Infab, Inc., or (Infab), Emtrak, Inc., or (Emtrak) and Empak, Inc., or (Empak) alleging infringement of two patents related to our SMART Traveler System. We amended our Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that we have violated federal antitrust laws and engaged in unfair competition. We denied these allegations. In May 1998, we along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants’ motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants’ unfair competition and remaining antitrust counterclaim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of our arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. We appealed and the trial date has since been vacated. On October 10, 2001, the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgement and remanded the case back to the district court. The matter is now proceeding before the district court.

Item 6— Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

COMPANY NAME		COMPANY NAME

Date:	February 13 , 2002	By:	/s/ GEOFFREY G. RIBAR
Geoffrey G. Ribar Senior Vice President Chief Financial Officer Signing on behalf of the registrant and as the principal accounting and financial officer