Form 10-K
period 2002-03-31
ASYST TECHNOLOGIES INC /CA/
filed 2002-06-28
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 0-22114

Asyst Technologies, Inc.

(Exact name of registrant as specified in its charter)

California	94-2942251
(State or other jurisdiction of incorporation or organization)	(Federal employer identification No.)

48761 Kato Road, Fremont, California 94538

(Address of principal executive offices)

(510) 661-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      There were 38,199,175 shares of common stock, no par value, outstanding as of June 17, 2002. The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the common stock on June 17, 2002 was approximately $665,567,251.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this report:

Definitive Proxy Statement in connection with 2002 Annual Meeting of Shareholders

(Part III of this Report)

      The 2002 Proxy Statement shall be deemed to have been “filed” only to the extent portions thereof are expressly incorporated by reference.

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

      Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K, as amended, might not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

      ASYST is our registered trademark. AXYS, Fastrack, Fastmove, Fastload, Fastore, Asyst-SMIF System, SMIF-Pod, SMIF-FOUP, SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMIF-E, Versaport, Plus, Inx, Advan Tag, Link-Manager, Smart-Fab, Smart-Tag, Smart-Station, Smart-Storage, Smart-Traveler, Smart-Comm, Substrate Management System, Retical Management System, Wafer Management System, Global Lot Server and Flourotrac Auto Id System are our trademarks. This report also contains registered trademarks of other entities.

Item 1 — Business

Overview

      We are a leading provider of integrated automation systems for the semiconductor manufacturing industry. Our systems enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in silicon wafers during the manufacture of integrated circuits, or ICs. We are the only supplier with product offerings and know-how in what we believe are the five key elements of integrated automation systems: isolation systems, work-in-process materials management, wafer-handling robotics, automated transport and loading systems, or AMHS, and equipment connectivity software and services.

      We believe that our systems are becoming increasingly important because of several trends in the manufacturing of ICs:

•	The transition to larger diameter wafers, which require automated handling as a result of ergonomic issues and increased yield risk.

•	Continuing decreases in line widths, which require higher levels of cleanliness in the manufacturing process.

•	Advances in new materials, such as copper, which may introduce additional contamination into the semiconductor manufacturing plant, or fab.

•	Continuing customer requirements for enhanced manufacturing productivity and return on capital.

We sell our systems directly to semiconductor manufacturers, as well as to original equipment manufacturers, or OEMs, that integrate our systems with their equipment for sale to semiconductor manufacturers.

Industry Background

      In recent years, advances in semiconductor production equipment and facilities have supported the continuation of historical trends toward production of ICs with ever smaller line widths on ever larger wafers. Currently, most fabs process wafers with diameters of 200mm. However, several fabs are currently operating production lines utilizing 300mm wafers and a significant number of new fabs are expected to be built for 300mm wafers. Concurrently, line widths in IC manufacturing have pushed to 0.13 micron and are expected to decrease further. In addition, the increasing cost of semiconductor manufacturing equipment and facilities continues to push IC manufacturers to maximize the productivity of these investments. Keeping pace with these trends presents semiconductor manufacturers with a number of technical and economic challenges.

      In response to these challenges, many IC manufacturers use automation systems to maximize tool utilization and to minimize wafer mishandling, misprocessing and contamination. We believe that semiconductor manufacturers will increase their commitments to these solutions in their 300mm fabs, because of: (a) the approximate $2 billion cost of a 300mm fab, (b) the value of work-in-process inventory, which could exceed $450,000 per 25-wafer lot, and (c) the ergonomic issues introduced by the significantly increased weight and bulk of loaded 300mm carriers.

      As device dimensions decrease, the harmful effects of microscopic contamination during the manufacturing process increase, heightening the need for isolation of wafers throughout manufacturing. Isolation technology allows for control of the environment in the immediate vicinity of the in-process wafers and the tools. Wafers are enclosed in sealed carriers, or pods, which provide additional environmental control during storage, transport and loading and unloading of the tools. Pods holding wafers up to 200mm are known as standard mechanical interface, or SMIF, pods, and pods holding 300mm wafers are known as front-opening unified pods, or FOUPs. In both the SMIF and FOUP processes, the carrier is docked with an automated system that typically includes a load port or other door-opening device and a robotic transfer arm to move the wafer from the carrier to the tool. An enclosure with engineered airflows surrounds and encapsulates this system. Because wafer carriers fully encapsulate the wafers during transport between process steps and during tool loading and unloading, these devices also help to protect the wafers from accidental damage due to mishandling.

      Semiconductor manufacturers also increasingly are automating the tracking, sorting, stocking and transport of wafers throughout the fab, as well as wafer carrier loading and unloading at the tool. In 200mm manufacturing, these technologies are employed to reduce the risk of misprocessing, to efficiently track and manage work-in-process inventory, and to speed the movement of wafers between manufacturing steps. In 300mm manufacturing, these technologies are increasingly important because of the increased value of the work-in-process inventory and the ergonomic issues associated with human transport and loading heavy, bulky 300mm wafer carriers.

      A growing portion of wafer fab equipment spending is attributable to manufacturing automation systems. In May 2002, Dataquest, an independent research group, estimated that semiconductor manufacturers spent approximately $1.5 billion on automation systems in 2001, including OEM sales, which amounted to 6.6% of total wafer fab equipment spending. Additionally, Dataquest estimated that this spending will grow to approximately $3.6 billion in 2005, or 8% of total wafer fab equipment spending.

The Asyst Solution

      We offer a comprehensive line of integrated automation systems for the semiconductor manufacturing industry. These solutions provide two distinct benefits to semiconductor manufacturers:

      Increased Manufacturing Productivity. We believe that semiconductor manufacturers are able to attain a higher level of productivity and performance from their equipment by integrating our products into their manufacturing processes. In addition, our connectivity software provides semiconductor manufacturers with fab-ready automation capabilities, resulting in faster implementation times and more efficient operational productivity. With our automated transportation and loading solutions, tool idle time is reduced and timely wafer delivery is improved, thereby increasing equipment utilization and productivity. Our systems offer semiconductor manufacturers the flexibility to add capacity while minimizing disruption of ongoing production in the fab.

      Higher Yields. Our isolation technology, robotics solutions and automated transport and loading systems provide semiconductor manufacturers with efficient contamination control throughout the wafer manufacturing process and greater protection from wafer mishandling, resulting in more rapid achievement of higher yields. Our work-in-process materials management and connectivity software permits wafer level identification, tracking and logistics management, and minimizes yield loss due to misprocessing.

Strategy

      We believe that our historical success has been driven by our ability to develop, manufacture, market, install and support products that provide significant value to customers. Our continuing strategy is to focus on the development or acquisition of products and capabilities that deliver productivity and yield benefits to customers. We are focused on maintaining and enhancing our relationships with IC manufacturers and with OEM equipment manufacturers to inform them of product development and maintain high customer satisfaction. We also will continue to focus on operational excellence to support product quality, on-time delivery, and company-wide efficiency. The following are our six principal growth strategies:

•	Focus on Portal Automation. With the transition to 300mm, we believe that essentially all wafer fabrication equipment will require automation. As a result, we believe that chipmakers increasingly will require equipment manufacturers to integrate fully automated front-ends, or portals, with wafer fabrication equipment. We increasingly have seen OEMs focusing on their core competencies at the tool level, and choosing to outsource these portals to qualified suppliers. We believe that we are the only supplier with its own total portal automation solution that integrates atmospheric robots, environmental control systems, integrated input/output interfaces, auto identification and tracking systems, wafer carriers and connectivity software. By leveraging our existing relationships with OEMs and semiconductor manufacturers, we seek to capitalize on the increasing demand for a standardized interface between the tool and the factory environment and the trend toward outsourcing. We also intend to continue to develop innovations in the portal area that can facilitate integration between OEM tools and fabs, and that improve productivity and/or enhance yields.

•	Leverage 200mm Market Leadership. We have a very strong 200mm market position. Because of the severity of the IC industry’s cyclical downturn beginning in 2000 and continuing to the present, and the resulting harm to the balance sheets of many IC manufacturers, we believe that the transition to 300mm manufacturing will take time. As a result, we believe that 200mm fabs will continue to operate for several years and that our customers will seek to extend the useful lives of these fabs by adding more advanced technology equipment and/or implementing our isolation technology. In the case of technology upgrades, such as fabs moving to smaller line widths or adding copper lines, we believe that fabs will make concurrent purchases of isolation products as they seek to maximize the yields and productivity of this new equipment. We plan to continue to advance the benefits of our technology and to leverage our leadership position throughout the 200mm market.

•	Penetrate the Market for AMHS. AMHS is a large and increasingly important market. We have developed a unique system for AMHS. We believe that this system, called FasTrack, can move wafers through the fab significantly faster than competitive systems for some applications. We intend to continue the commercialization program for this product. In addition, in May 2002, we signed a definitive agreement to form a joint venture with Shinko Electric Co. Ltd., which we believe will significantly accelerate the commercial acceptance of FasTrack and will allow us to offer the broadest range of AMHS solutions in the industry.

•	Capitalize on the Emerging Market in China. Because of 200mm market leadership and our strong customer relationships and long history of success with the foundries of Asia, we have enjoyed strong initial success in the emerging wafer fabrication market in China. During fiscal 2002, we received large orders from the first two fabs in China. We plan to continue to leverage our competitive advantages in this market, which is expected to see the development of a significant number of new 200mm fabs over the next several years.

•	Further Penetrate the Japanese Market. Although the Japanese economic environment in 2001 was challenging, we believe that Japanese semiconductor manufacturers will upgrade existing 200mm facilities in response to market pressures and longer-term increases in demand. In addition, through our acquisition of MECS Corporation, a Japanese engineering and robotics company, we have become an important supplier to Japanese equipment makers, which continue to have a strong presence in the world market. We intend to continue to augment our ability to directly supply our products to Japanese customers by further increasing our local engineering, manufacturing and customer support presence in Japan.

•	Focus on Connectivity Solutions. Trends toward process integration, automation, and remote diagnostics within the fab increasingly require that manufacturing equipment be capable of communicating with other layers of fab software and hardware. As a result, a multi-million dollar market for tool communication software and integration services, or connectivity solutions, has emerged. In April 2002, we created a new business unit, our Connectivity Solutions Group, or CSG, to sharpen our organizational focus on this market opportunity. In May 2001, we acquired GW Associates, Inc., or GW, the largest merchant provider of the industry-standard software driver protocol for communications between tools and fab host systems, known as SECS/ GEM. In May 2002, Asyst Connectivity Technologies, Inc., or ACTI, one of our subsidiaries, purchased the assets of domainLogix Corporation, or DLC, a provider of software services and a developer of next-generation tool communications software products adhering to the OBEM industry standard. In April 2002, we formed a software services subsidiary, Asyst Integration Services (India) Ltd., which provides cost-effective software development and integration services. We have formed an exclusive relationship with Satyam Computer Services Ltd, an India-based CMM Level 5 company, to provide cost-effective software development services in support of the CSG.

Products

Equipment Solutions

      Our equipment solutions are designed to automate the rapid transfer of wafers and other substrates between manufacturing equipment and wafer and substrate carriers while maintaining an ultraclean environment throughout the transfer. These solutions are sold to OEMs for integration with their tools or directly to fabs that are adding isolation technology to existing equipment as a manufacturing process enhancement. Our equipment solutions include interfaces, robotics, and fully integrated front-ends.

•	Interfaces. Asyst is the world’s leading merchant supplier of automated systems that provide the interface between the fab and manufacturing equipment. In fiscal 2002, we introduced the IsoPort, our latest generation interface for the 300mm market. We offer a variety of other input/output systems designed to address a broad range of customer applications and equipment types. These include 300mm load ports, SMIF-LPTs, SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, Versaport 2200’s, and related products.

•	Substrate-Handling Robotics. Asyst offers comprehensive robotic substrate handling solutions to the semiconductor and related industries. Our robotics products transfer semiconductor wafers and substrates of all diameters, liquid crystal display, or LCD, panels, and plasma display substrates, and other substrates like rigid disks used in disk drive handling between the substrate carrier, the tool interface system and the tool itself. These products include robots, prealigners and elevators specifically designed for atmospheric, harsh environment, and wet chemical process applications. We also use our robots and prealigners in our Plus-Portal Front End Solutions, LCD Front End Solutions, and the SMS line of wafer sorter products.

•	Fully Integrated Tool Front-End Solutions. Our Plus Portal System combines our expertise in isolation systems, work-in-process materials management, substrate handling robotics and connectivity solutions to provide a complete, integrated, automated front-end for process and metrology equipment. An integrated Plus Portal includes atmospheric robots, environmental control systems, integrated input/output interfaces, automated ID and tracking systems, and connectivity software.

Fab Solutions

      Asyst’s fab solutions typically are sold directly to chipmakers. As opposed to equipment solutions, which generally relate to automating and isolating the transfer of wafers between the carrier and the tool, fab solutions focus on the efficient transport, loading, storage, and management of wafer carriers as they move between tools. Our fab solutions include AMHS, sorters, auto-ID systems, and wafer and reticle carriers.

•	Automated Transport and Loading Systems. Automated transport and loading systems move wafer containers to and from tools and between process locations in fabs. Our automated transport and loading systems employ a unique concept referred to as continuous flow technology, or CFT. Competing systems use monorail vehicles that can cause delays in the fab if a vehicle is not available at the correct location to move material. CFT, on the other hand, offers significant improvements in fab efficiency when compared with vehicle-based monorail systems. CFT allows wafer carriers to move asynchronously on our track-based transport system, eliminating the delays associated with monorail vehicles. The result is faster, more predictable wafer delivery times, making tool loading more efficient.

In May 2002, we entered into a definitive agreement with Shinko Electric to form a joint venture company, Asyst Shinko, Inc. Shinko Electric is the market leader in 300mm AMHS. Shinko Electric has agreed to put its entire AMHS business into the joint venture, and will retain 49% ownership. We intend to purchase 51% of the joint venture. Shinko Electric has successfully penetrated six of the estimated twelve 300mm fabs that were running AMHS as of May 2002, and we believe that their 300mm installed base is roughly twice that of its nearest competitor. As of May 2002, Shinko Electric had approximately 250 employees engaged in its AMHS business.

We believe that our planned joint venture positions us to offer customers highly specialized AMHS solutions that, depending on customer needs, can combine Asyst’s CFT and Shinko Electric’s vehicle-based systems. We further believe that our combined organizations will be positioned to provide high levels of sales outreach, pre-sales technical support, installation and integration expertise, and customer support.

•	Wafer and Reticle Carriers. We are the world’s leading supplier of wafer and reticle carriers to the semiconductor manufacturing industry. These products provide a continuous, ultraclean environment for semiconductor wafers and reticles as they move through the fab. This can significantly reduce exposure to contaminants caused by the human handling of cassettes and the migration of contaminants from elsewhere in the cleanroom. Our carriers also provide a level of protection from mishandling during transport, tool loading and unloading, and storage.

•	Auto-ID Systems. The Asyst SMART-Traveler System allows semiconductor manufacturers to reduce manufacturing errors and to achieve cycle time and equipment utilization improvements by improving their ability to manage work-in-process inventory. The Asyst SMART-Traveler System includes both infra-red and radio-frequency based products for automated wafer and reticle identification. The SMART-Tag is an electronic memory device that combines display, logic and communication technologies to provide process information, such as wafer lot number and next processing steps, about the wafers inside the carrier. AdvanTag automated ID performs the same functions as the SMART-Tag, but uses a radio-frequency based identification tag that can be attached to or embedded into wafer and reticle carriers.

The Asyst SMART-Traveler System also includes the SMART-Comm, a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor facilities by optimizing communications and minimizing hardware and software layers. The Link-Manager EP and read/write probes enable semiconductor equipment suppliers to support all fab auto ID information requirements with a single configuration. The complete solution includes SMART-WIP, an interactive system built around a network of controllers and communication probes that provides work-in-process control and management of wafers in storage racks or automated stockers. The SMART-WIP server software and database provides the enterprise with global visibility of wafer and reticle location and status with the reliability and high availability required in mission-critical applications.

•	Sorters. Our sorters are used to rearrange wafers and reticles between manufacturing processes without operator handling, which helps to increase fab yields. Sorters also avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. Sorters utilize our input/output systems, auto identification systems, robots, prealigners and minienvironment technology.

Connectivity Solutions

      In April 2002, we created CSG, a new business unit, which is focused on providing the software products and services that allow semiconductor manufacturing equipment to communicate with other layers of fab software and hardware.

•	Connectivity Products. Through our acquisition of GW, we are the largest merchant provider of the industry-standard software driver protocol for communications between tools and fab host systems, known as SECS/ GEM. Through our acquisition of DLC, we now also offer next-generation tool communications software products adhering to the OBEM industry standard.

•	Connectivity Services. In April 2002, we formed a software services subsidiary, Asyst Integration Services (India) Ltd., which provides cost-effective software development and integration services. We have formed an exclusive relationship with Satyam Computer Services Ltd, an India-based CMM Level 5 company, to provide cost-effective software development services in support of our connectivity solutions customers.

Customers

      Semiconductor manufacturers drive our sales by building new fabs or, in existing fabs, expanding capacity, adding isolation technology, or upgrading process technology. Through our early years and well into the last industry upcycle that ended in the fourth calendar quarter of 2000, the majority or our sales were direct to semiconductor manufacturers. However, as the industry migrates to 300mm wafer fabs, OEMs are purchasing an increasing proportion of our equipment solutions and are making automation systems part of the tool. We saw the result of this trend in our fiscal year ended March 31, 2002, as 59% of net sales were to OEMs. This compares with 45% in the prior fiscal year. If we are successful in further penetrating the market for AMHS, which along with our other fab solutions products is sold directly to fabs, we anticipate that our sales will be split approximately equally between semiconductor manufacturers and OEMs.

      Our net sales to any particular semiconductor manufacturer customer are dependent on the number of fabs a semiconductor manufacturer is constructing and the number of fab upgrades a semiconductor manufacturer undertakes. As major projects are completed, the amount of sales to these customers will decline unless they undertake new projects.

      During fiscal 2002 and fiscal 2001, no customer accounted for more than 10 percent of sales. In fiscal 2000, Taiwan Semiconductor Manufacturing Co., Ltd., or TSMC, accounted for approximately 11.3 percent of our net sales and United MicroElectronics Corporation, or UMC, accounted for approximately 11.0 percent of our net sales.

      Our ten largest customers based on cumulative sales during fiscal 2002, 2001, and 2000, arranged alphabetically, were:

Applied Materials	Novellus
Chartered Semiconductor Manufacturing, Ltd	Texas Instruments
DNS	Therma-Wave
KLA-Tencor Corporation	TSMC
Lam Research Corporation	UMC

Sales and Marketing

      We sell our products principally through a direct sales force in the United States, Japan, Europe and the Asia/ Pacific region. Our sales organization is based in Northern California, and domestic field sales personnel are stationed in Arizona, Colorado, Minnesota, Texas, Vermont and Washington. Japan is supported by sales and service offices in Nagoya and Yokohama, Japan. The European market is supported through offices in Crawley and Newport in the United Kingdom, Paris, France and Dresden, Germany, and is augmented by a distributor based in Israel. The Asia/ Pacific region is supported through sales and service offices in Kuching and Kulim, Malaysia; Tianjin, People’s Republic of China; Seoul, South Korea; Singapore; and Hsin-Chu, Taiwan.

      International sales, which consist mainly of export sales from the United States, accounted for approximately 52.0 percent of total sales for fiscal 2002, 60.9 percent of total sales for fiscal 2001, and 60.0 percent of total sales for fiscal 2000. Prior to fiscal 2001, international sales were generally invoiced in U.S. dollars and, accordingly, were not subject to fluctuating currency exchange rates. In fiscal 2002, approximately 23.5 percent of total net sales originated from Asyst Japan, Inc., or AJI, and were typically invoiced in Japanese yen or other regional currencies, and thus were subject to fluctuating currency exchange rates.

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

Systems Integration and Customer Support

      Our systems integration and OEM applications organizations focus on understanding our customers’ manufacturing methodologies and anticipated production applications to develop customer-specific solutions. For retrofitting and upgrading existing facilities with Asyst solutions, our systems integration organization works with our customers’ facilities and manufacturing personnel to develop programs, schedules and solutions to minimize disruption during the installation of our products into our customers’ fabs. In the case of a new fab or tool design, our OEM applications and systems integration organizations work with our customer’s facility planners and operations personnel, as well as with cleanroom designers, architects and engineers.

      In the case of OEM integration, our OEM applications organization designs and integrates these solutions directly into the tool. Our OEM applications organization works very closely with the OEM to understand the process equipment and the processing requirements to provide our customer with an optimized solution.

Research and Development

      Research and development efforts are focused on enhancing our existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. Our research and development expenses were approximately $40.1 million during fiscal 2002, $44.3 million during fiscal 2001 and $21.6 million during fiscal 2000.

      Our research and development employees are involved in mechanical and electrical engineering, software development, micro-contamination control, product documentation and support. Our central research and development facilities include a prototyping lab and a cleanroom used for product research, development and equipment demonstration purposes. These research and development facilities are primarily located in Northern California. In addition, we maintain a facility in Taichung, Taiwan, which is focused on research and development efforts related to AMHS. Asyst Japan also conducts research and development activities related to atmospheric robotics at its facility in Nagoya, Japan.

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

      We currently maintain manufacturing facilities for our isolation products, Plus-Portal Systems, automated transport systems, sorters, and software products and services in Fremont, California. We fabricate our custom enclosures at SemiFab. In the case of large system orders we sometimes lease temporary space near our customer for the manufacture of enclosures. Our robotic products are manufactured in our Fremont, California and Nagoya, Japan facilities. Manufacturing of Advanced Machine Programming, Inc., or AMP, products is conducted in Morgan Hill, California and a secondary Austin, Texas location. The products of SemiFab are manufactured in Hollister, California. We currently outsource the manufacturing of our SMART-Traveler System to Paramit Corporation of Morgan Hill, California, and our wafer and reticle carriers to Moll Corporation of Newberg, Oregon.

Competition

      We currently face direct competition in all of our product lines. Many of our competitors have extensive engineering, manufacturing and marketing capabilities and potentially greater financial resources than those available to us. The markets for our products are highly competitive and subject to rapid technological change.

      Brooks-PRI Automation, Inc, is our primary competitor in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as a number of smaller competitors. We compete primarily with Entegris, Inc. in the area of wafer carriers. We also compete with several companies in the robotics area, including, but not limited to, Brooks-PRI Automation, Kensington Labs, now part of Newport Corp., Rorze Corporation and Yaskawa — Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd, and Brooks-PRI Automation. Shinko Electric Co. Ltd. historically has been a competitor in the area of AMHS, but we expect to begin working cooperatively with Shinko upon formation of our joint venture company, Asyst Shinko. Our wafer and reticle sorters compete primarily with products from Recif, Inc. and Brooks-PRI Automation.

      Although most of our competitors currently do not compete with us across our entire line of integrated automation systems, we expect that many will attempt to do so in the future. In addition, the transition to 300mm wafers is likely to draw new competitors to the factory automation market. In the markets for various 300mm products, we expect to face intense competition from Brooks-PRI Automation, as well as competition from OEMs who maintain their own captive automation manufacturing capabilities.

      We believe that the principal competitive factors in our market are:

•	technical capabilities and characteristics of systems and products offered;

•	technological experience and know how;

•	product breadth;

•	proven product performance, quality, reliability, ease of use and flexibility;

•	a global, skilled field service support organization;

•	effectiveness of marketing and sales; and

•	price.

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

Intellectual Property

      We pursue patent, trademark and copyright protection for most of our products. We currently hold 94 patents in the United States and 72 foreign patents, have 32 pending patent applications in process in the United States, 231 pending foreign patent applications in process and intend to file additional patent applications as appropriate. Our patents expire between 2005 and 2022. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology.

      There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. While we intend to protect our intellectual property rights vigorously, there can be no assurance that any of our patents will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. Litigation may be necessary to enforce our patents, to protect our trade secrets or know how, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the patents or other intellectual rights of others. Any such litigation could result in substantial cost and divert the attention of management, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a negative impact on our financial condition and results of operations. For more information regarding litigation in which we are currently engaged, please see “Item 3 — Legal Proceedings” below.

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

Backlog

      Largely as a result of the industry downturn, our backlog was approximately $61.5 million at March 31, 2002, compared with $119.6 million at March 31, 2001, and $143.8 million at March 31, 2000. We include in our backlog only orders for which a customer’s purchase order has been received and a delivery date within

12 months has been specified. As purchase orders may be cancelled or delayed by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings.

Employees

      As of May 1, 2002, we employed 1,209 persons on a full-time basis, including 198 in research and development, 397 in manufacturing operations, 18 in system integration, 208 in sales and marketing, which includes customer service, 22 in quality assurance, 107 in finance and administration, and 259 in international operations. Additionally, we employed 41 persons on a temporary basis, including 10 in manufacturing operations. We have never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. We consider our employee relations to be good. During fiscal 2002, we restructured our domestic and international operations in response to the drop in our net sales. As a result of these restructuring activities, we terminated the employment of approximately 360 full-time employees from our operations in the United States and approximately 75 employees from our international operations during fiscal 2002.

Financial Information by Business Segment and Geographic Data

      We operate in one reportable segment. The information included in Note 9 of Notes to Consolidated Financial Statements, is incorporated herein by reference.

Risk Factors

      This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward looking statements.

•	The semiconductor manufacturing industry is highly cyclical, and the current substantial downturn is harming our operating results

      Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which at any point in time are dependent on the then-current and anticipated market demand for ICs, as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for ICs, are difficult to predict and often have a severe adverse effect on the semiconductor industry’s demand for tools. Sales of tools to semiconductor manufacturers may be significantly more cyclical than sales of IC’s, as the large capital expenditures required for building new fabs or facilitizing existing fabs is often delayed until IC manufacturers have a good indication of future demand. If demand for ICs and our systems remains depressed for an extended period, it will seriously harm our business.

      The industry is currently experiencing a significant downturn due to decreased worldwide demand for semiconductors. During this downturn, most of our customers have reduced capital expenditures, which has adversely impacted our business. Our net sales declined 70.8% from their peak in the third quarter of fiscal 2001 to the third quarter of fiscal 2002. We cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously curtail our long-term business prospects.

      We believe that our future performance will continue to be affected by the cyclical nature of the semiconductor industry and, as a result, be adversely affected by such industry downturns.

• Because the semiconductor manufacturing industry is subject to rapid demand shifts which are difficult to predict, our inability to efficiently manage our manufacturing capacity and inventory levels in response to these rapid shifts may cause a reduction in our gross margins, profitability and market share

      The semiconductor manufacturing industry experiences rapid demand shifts. Our ability to respond to these demand shifts is limited because we incur manufacturing overhead, inventory expense and other costs, many of which are fixed in the short-term, based on projections of anticipated customer demand.

      During a downturn, our ability to quickly reduce our production costs is impaired by our projections of manufacturing costs and inventory incurred. If market demand does not match our projections, we will have to carry or write off excess and obsolete inventory and our gross margins will decline which, in turn, prevents us from operating profitably. For example, we incurred an inventory reserve in the quarter ended December 31, 2001 of $12.8 million associated with additional inventory reserves for obsolete and excess inventory. This inventory accumulated largely due to the steep decline in demand for our products. Furthermore, if we do not accurately predict the appropriate demand for our 200mm and 300mm automation products, this will increase the burden of excess and obsolete inventory.

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

• Our gross margins on 300mm products may be lower than on 200mm products, which could result in decreased profitability

      The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition for our products and we sell a greater percentage of our 300mm products directly to OEMs rather than IC manufacturers.

      The 300mm market is still relatively new. Manufacturing costs are generally higher in the early stages of new product introduction and decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. However, we cannot assure you that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products. We face increased competition for our 300mm products because of the larger revenue opportunity for 300mm products and because of the establishment of a front-opening unified pod interface standard. While IC manufacturers purchased a majority of 200mm automation products, OEM manufacturers are purchasing a higher percentage of tool automation products for 300mm. OEMs can generally command lower prices from us and from their other vendors because of the larger market opportunity they provide.

      These and other factors may prevent us from achieving or maintaining the same relative pricing and gross margin performance on 300mm products as we achieved on 200mm products. Lower margins will result in decreased profitability or require further cost reductions to achieve historical profit levels.

• We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business

      The markets in which we sell our products are comprised of a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and makes our relationship with each customer critical to our business. We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling our systems. Our success will depend on our continued ability to develop and manage relationships with significant customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, some of our customers may in the future shift their purchases of products from us to our competitors. Additionally, the inability to successfully develop relationships with additional customers or the need to provide future price concessions would have a negative impact on our business.

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

• If we are unsuccessful in fully commercializing our FasTrack Automated Materials Handling System, and/or we cannot leverage our planned joint venture with Shinko Electric Co., Ltd., our growth prospects could be negatively impacted

      AMHS is an important component of our growth strategy. We have completed only one successful commercial installation of our FasTrack system in a 200mm fab. Our FasTrack system currently is not a complete AMHS solution, and we may not be successful in some or all of our current efforts to develop or otherwise obtain the additional components that comprise a complete solution. If we are able to offer a complete solution, we still could find it difficult to compete against companies with greater experience and resources in the AMHS market. In addition, our planned joint venture partner, Shinko Electric, may not continue to succeed in the 300mm AMHS market. We may not successfully leverage the Asyst Shinko joint venture organization, technology and customer base to accelerate the market acceptance of FasTrack. Any failure to win market acceptance of our products, either FasTrack or joint venture products, would negatively impact our growth prospects.

• Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet their needs

      We do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly:

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

• The timing of the transition to 300mm technology is uncertain and competition may be intense

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

• If our fully integrated tool front-end solutions are not widely accepted, our growth prospects could be negatively impacted

      Our Plus-Portal System offers our OEM customers a complete, automated interface between the OEM’s tool and the fab, an alternative to designing and manufacturing automated equipment front-ends for their tools utilizing purchased components and in-house engineering and manufacturing resources. The decision by OEMs to adopt our system for a large product line involves significant organizational, technological and financial commitments by the OEMs. OEMs expect the Plus-Portal System to meet stringent design, reliability and delivery specifications. To date, we have penetrated only a small percentage of OEM tools. We believe that our growth prospects in the OEM market depend in large part upon our ability to gain acceptance of the Plus-Portal System and follow-on products by a broader group of OEM customers. If we fail to satisfy these expectations, whether based on limited or expanded sales levels, OEMs will not adopt the Plus-Portal System. We cannot assure you that these tools will be widely accepted in the marketplace or that additional OEMs will adopt the system. Notwithstanding our solution, OEMs may purchase components to assemble interfaces or invest in the development of their own complete interfaces. If our products are not adopted by OEMs, our prospects will be negatively impacted and our profits substantially harmed.

• If we are unable to develop and introduce new products and technologies in a timely manner, our business could be negatively impacted

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

• We may not effectively compete in a highly competitive semiconductor equipment industry

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

      Brooks-PRI Automation, Inc, is our primary competitor in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as a number of smaller competitors. We compete primarily with Entegris, Inc. in the area of wafer carriers. We also compete with several companies in the robotics area, including, but not limited to, Brooks-PRI Automation, Kensington Labs, now part of Newport Corp., Rorze Corporation and Yaskawa — Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks-PRI Automation. Shinko Electric historically has been a competitor in the area of AMHS, but we expect to begin working cooperatively in this area with Shinko Electric upon formation of our joint venture company, Asyst Shinko. Our wafer and reticle sorters compete primarily with products from Recif, Inc. and Brooks-PRI Automation.

      In addition, the transition to 300mm wafers is likely to draw new competitors to the facility automation market and may result in additional consolidation. In the 300mm wafer market, we expect to face intense competition from a number of companies such as Brooks-PRI Automation, as well as potential competition from semiconductor equipment and cleanroom construction companies.

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

• We may not be able to efficiently integrate the operations of our acquisitions

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

      We are likely to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, in May 2002, we completed the asset purchase from DLC and signed a definitive agreement with Shinko Electric for the establishment of a joint venture. If we are to realize the anticipated benefits of past and future acquisitions, the operations of such companies must be integrated and combined efficiently with those of Asyst. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, has in the past and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We may not succeed with the integration process nor may we fully realize the anticipated benefits of the business combinations. We may be required to record significant future impairment costs, such as the $60.4 million charge recorded in fiscal 2002, in the event that the carrying value exceeds the fair value of acquired intangible assets. The dedication of management resources to such integration may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions. The difficulties of integration may increase because of the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

• We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the intellectual property rights of others

      We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to take reasonable steps to protect our patent rights, we cannot assure you that our patents will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others.

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

• Because of intense competition for highly skilled personnel, we may not be able to recruit and retain necessary personnel

      Our future success will depend in large part upon our ability to recruit and retain highly skilled technical, manufacturing, managerial, financial and marketing personnel. Our future performance depends substantially on the continued service of our senior management team. We do not have long term employment agreements with any of our senior management team, except Mihir Parikh, our Chairman of the Board and Chief Executive Officer, and we do not maintain any key-man life insurance policies.

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

•	We may experience lost sales due to outsourcing of certain product manufacturing, which could negatively impact our business

      In an effort to focus on core competencies and reduce the impact of cyclical peaks and troughs on our operating results, we have outsourced the manufacturing of some of our products. We may rely more heavily on outsourced manufacturing in the future. Outsourced manufacturing could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements. These problems could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor, availability of raw materials to the outsourced vendor, improper product specifications, and the learning curve to commence manufacturing at a new outsourced site. If products are delayed because of problems in outsourcing we may lose sales and profits.

      We have outsourced manufacturing in the past and we have experienced delays due to financial difficulties at an outsourced manufacturer. This negatively impacted our ability to increase production in response to market demand.

      Any delays in meeting customer demand or quality problems resulting from product manufactured at an outsourced location could have a material negative impact on our net sales and results of operations, and could result in reduced future sales to key customers.

•	Because our quarterly operating results are subject to variability, quarter to quarter comparisons may not be meaningful

      Our revenues and operating results can fluctuate substantially from quarter to quarter depending on factors such as:

•	the timing of significant customer orders;

•	the timing of product shipment and acceptance;

•	variations in the mix of products sold;

•	the introduction of new products;

•	changes in customer buying patterns;

•	fluctuations in the semiconductor equipment market;

•	the availability of key components;

•	lost sales due to outsourcing of manufacturing

•	pressure from competitors; and

•	general trends in the semiconductor manufacturing industry, electronics industry and overall economy.

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

•	Shortages of components necessary for our product assembly can delay our shipments and can lead to increased costs which may negatively impact our financial results

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

•	We face significant economic and regulatory risks because a majority of our net sales are from outside the United States

      A significant portion of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, China, Singapore and Europe. We expect that international sales will continue to represent a significant portion of our total revenue in the future. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

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

      Recently, a majority of our accounts receivable, net, were due from international customers located primarily in Taiwan, Japan, China, Singapore and Europe. Receivable collections and credit evaluation in new geographic regions challenge our ability to avert international risks. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. We invoice a majority of our international sales in United States dollars. However, for sales in Japan, we invoice our sales in Japanese yen. Currency fluctuations may adversely affect our future results of operations.

•	Anti-takeover provisions in our articles of incorporation, bylaws and our shareholder rights plan may prevent or delay an acquisition of Asyst that might be beneficial to our shareholders

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

      We have adopted a share purchase rights plan, pursuant to which we have granted to our shareholders rights to purchase shares of junior participating preferred stock. Upon the earlier of (1) the date of a public announcement that a person, entity, or group of associated persons has acquired 15 percent of our common stock or (2) 10 business days following the commencement of, or announcement of, a tender offer or exchange offer, the rights granted to our shareholders will become exercisable to purchase our common stock at a price substantially discounted from the then applicable market price of our common stock. These rights could generally discourage a merger or tender offer involving the securities of Asyst that is not approved by our Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on shareholders who might want to vote in favor of such merger or participate in such tender offer.

      In addition, our Board of Directors has authority to issue up to 4,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any future vote or action by the shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisition and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of Asyst. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and as a result, the issuance thereof could have a material adverse effect on the market value of the common stock. We have no present plans to issue shares of preferred stock.

•	Our stock price may fluctuate significantly which could be detrimental to our shareholders

      Our stock price has in the past fluctuated and will fluctuate in the future in response to a variety of factors, including the following:

•	quarterly fluctuations in results of operations;

•	announcements of new products by Asyst or our competitors;

•	changes in either our earnings estimates or investment recommendations by stock market analysts;

•	announcements of technological innovations;

•	conditions or trends in the semiconductor manufacturing industry;

•	announcements by Asyst or our competitors of acquisitions, strategic partnerships or joint ventures;

•	additions or departures of senior management; and

•	other events or factors many of which are beyond our control.

      In addition, in recent years, the stock market in general and shares of technology companies in particular have experienced extreme price fluctuations, and such extreme price fluctuations may continue. These broad market and industry fluctuations may adversely affect the market price of our common stock.

•	We may not be able to secure additional financing to meet our future capital needs

      We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least fiscal 2003. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. For example, in May 2002, we signed a definitive agreement with Shinko Electric for the establishment of a joint venture. We currently anticipate pursuing additional funds to pay for our share of the joint venture, as well as to support our working capital and operating expense requirements or for other purposes. We anticipate pursuing these additional funds through public or private debt or equity financings. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. We have guaranteed AJI’s unsecured loans from banks and secured bonds with interest rates ranging between 1.4 percent to 1.9 percent per annum. This strain on our capital resources could adversely affect our business.

     • Representatives of Arthur Andersen LLP are not available to consent to the inclusion of Arthur Andersen LLP’s reports on our financial statements and incorporated in this Form 10-K, and you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933.

      Arthur Andersen LLP was previously our independent accountant. Representatives for Arthur Andersen LLP are not available to provide the consents required for the inclusion of their reports on our financial statements and incorporated in this Form 10-K, and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the inclusion of their reports in this Form 10-K, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference or any omissions to state a material fact required to be stated therein.

Item 2 — Properties

      We are headquartered in Fremont, California. In Northern California, we lease nine facilities consisting of approximately 408,100 square feet to support administrative, manufacturing and research and development activities. These leases expire between October 2002 and June 2009. In Austin Texas, we lease two facilities to support administrative, manufacturing and research and development activities consisting of approximately 91,000 square feet. These leases expire between September 2002 and November 2005. We also own a 66,500 square foot facility in Nagoya, Japan to support administrative, manufacturing and research and development activities. Additionally, we lease approximately eight offices in the United States, four in Japan, six in our Asia/ Pacific region and three in Europe to house sales and product support activities.

      We own land in Fremont, California, which we are currently marketing for sale. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, we estimated that the then market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. We identified excess capacity in several of our leased facilities located in Northern California and Austin, Texas and have subleased approximately 39,300 square feet to third parties. We believe our remaining facilities are suitable and adequate for our requirements.

Item 3 — Legal Proceedings

      In October 1996, we filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or Jenoptik, Jenoptik-Infab, Inc., or Infab, and Emtrak, Inc. and Empak, Inc., collectively, Empak, alleging infringement of two patents related to our SMART Traveler System. We amended our Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counterclaims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Empak also alleged that we violated federal antitrust laws and engaged in unfair competition. We denied these allegations. In May 1998, we along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counterclaims against each other. In November 1998, the court granted defendants’ motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counterclaims brought by the defendants. Thereafter, the parties stipulated to, and the court ordered, the dismissal with prejudice of the defendants’ unfair competition and remaining antitrust counterclaim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims, leaving only the patent related claims and counterclaims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of our arguments, but decided that it would not change its prior ruling on summary judgment and that it would also grant summary judgment for defendants on the remaining patent infringement claim. We appealed. On October 10, 2001, the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgment and remanded the case back to the district court. The matter is now proceeding before the district court.

      We do not believe that this case will have a material adverse effect on our operations, financial condition or business.

Item 4 — Submission of Matters to a Vote for Security Holders

      Not applicable.

PART II

Item 5 — Market for the Registrant’s Common Equity and Related Shareholder Matters

      Since September 22, 1993, our common stock, no par value, has been traded on the Nasdaq National Market under the symbol “ASYT.” The price per share reflected in the following table represents the range of high and low closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

April 1 — June 30, 2000	$58.13	$28.00
July 1 — September 30, 2000	$37.38	$17.31
October 1 — December 31, 2000	$19.69	$10.73
January 1 — March 31, 2001	$19.06	$11.19
April 1 — June 30, 2001	$22.62	$10.69
July 1 — September 30, 2001	$17.10	$9.05
October 1 — December 31, 2001	$13.06	$8.02
January 1 — March 31, 2002	$19.33	$12.90

      We had approximately 361 stockholders of record as of March 31, 2002. We have not declared or paid any cash dividends since our inception. We presently intend to retain future earnings, if any, to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6 —	Selected Financial Data

      We acquired companies in fiscal 2002, 2001, 2000 and 1999, and our implementation of SAB 101 in addition to non-recurring charges as a result of restructuring and impairment of goodwill and other long-lived assets has impacted the year over year comparability of the selected financial data. The following table reflects selected summary financial data (in thousands, except per share amounts):

	Fiscal Year Ended March 31,

	2002	2001	2000	1999	1998

Consolidated Statements of Operations Data:
Net sales	$193,953	$491,542	$225,554	$92,948	$182,290
Gross profit	33,820	185,746	103,055	33,053	79,898
In-process research and development of acquired businesses and product line	2,000	—	4,884	7,100	—
Operating income (loss)	(189,635)	43,106	15,456	(39,475)	25,673
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(148,917)	29,532	10,019	(26,931)	17,202
Cumulative effect of change in accounting principle	—	(2,506)	—	—	—

Net income (loss)	(148,917)	27,026	10,019	(26,931)	15,362
Basic earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(4.21)	$0.90	$0.36	$(1.15)	$0.75
Income (loss) from continuing operations after cumulative effect of change in accounting principle	(4.21)	0.82	0.36	(1.15)	0.75
Basic net income (loss) per share	(4.21)	0.82	0.36	(1.15)	0.67
Shares used in basic earnings per share calculation	35,373	32,697	27,639	23,460	22,858
Diluted earnings (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(4.21)	$0.85	$0.32	$(1.15)	$0.71
Income (loss) from continuing operations after cumulative effect of change in accounting principle	(4.21)	0.78	0.32	(1.15)	0.71
Diluted net income (loss) per share	(4.21)	0.78	0.32	(1.15)	0.63
Shares used in diluted earnings per share calculation	35,373	34,928	30,986	23,460	24,456

	March 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$79,738	$37,749	$106,088	$35,762	$85,493
Restricted cash, cash equivalents and short-term investments	5,052	52,500	—	—	—
Working capital	127,109	179,154	171,550	72,484	122,535
Total assets	344,415	408,432	329,200	124,288	166,502
Long-term debt and finance leases	91,265	3,683	910	2,876	—
Shareholders’ equity	164,937	302,463	233,106	96,634	129,250

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report.

Overview

      We are a leading provider of integrated automation systems for the semiconductor and related electronics manufacturing industries. We design systems that enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in silicon wafers during the manufacture of ICs. We sell our systems directly to semiconductor manufacturers, as well as to OEMs that integrate our systems with their equipment for sale to semiconductor manufacturers. Our sales are tied to capital expenditures at fabs and as such are cyclical in nature. During fiscal 2002, the worldwide demand for semiconductors continued its rapid decline. The downturn, which began in the second half of fiscal 2001, can be attributed to reduced worldwide demand for semiconductors and resulting decreases in capital spending for semiconductor manufacturing. We have taken an aggressive approach to reducing fixed and variable cost during this downturn. We have reduced our manufacturing facilities from eight to four. We also reduced our workforce by approximately 435 employees. Four reporting entities have been consolidated onto one Enterprise Resource Planning System. These actions have increased efficiency throughout the operation and reduced general and administrative costs. We have outsourced the manufacturing of several product lines resulting in reduced fixed and variable cost while improving product cost. Our gross margins increased from negative 14.1% in the third quarter of fiscal 2002 to 24% in the fourth quarter of fiscal 2002 on a three percent increase in sales.

      As a result of the continued downturn in the semiconductor industry through the third quarter of fiscal 2002, which resulted in a 71% sales decline from the peak achieved in the third fiscal quarter of 2001, we recorded a one-time charge of $12.8 million associated with additional inventory reserves for obsolete and excess inventories. We do not believe that our customers will continue to purchase older versions of our 150mm products and 200mm products when capital spending resumes. During the third quarter of fiscal 2002 we completed an assessment of the carrying value of long-lived assets pursuant to Statement of Financial Accounting Standard, or SFAS, No. 121, “Accounting for the Impairment or Disposal of Long-lived Assets.” As a result of the significant negative industry and economic trends, we concluded that our carrying values of goodwill and other intangible assets were impaired and took an impairment charge of $60.4 million during the quarter. During fiscal 2002, we recorded $8.2 million of non-recurring charges associated with our shutdown of facilities, write-down of assets and workforce reduction associated charges. During the first quarter of fiscal 2002, we wrote down the value of land we own in Fremont, California to market value, resulting in a $15.0 million charge.

      In addition to the changes in the business cycle impacting demand for our products, we continue to see a shift from 200mm to 300mm products. In fiscal 2002, 300mm products represented 34% of revenues and 41% of revenues in the fourth quarter of fiscal 2002, as compared to 10% of revenues for fiscal 2001 and 18% of revenues in the fourth quarter of fiscal 2001. The bookings ratio between 300mm and 200mm in the fourth quarter of fiscal 2002 is consistent with the sales ratio.

      During the fourth quarter of fiscal 2002, sales increased 3%, which represented the first increase in sales in five quarters. Bookings increased 96% sequentially over the third fiscal quarter, which marked the first sequential increase in bookings for five quarters.

      We use a dedicated direct sales force worldwide. The use of distributors in Europe ceased on December 31, 2001. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. To date, the impact of currency translation gains or losses has not been material to our sales or results of operations.

Acquisitions

      During the three fiscal years ended March 31, 2002, and through the date of this report, we acquired the following companies:

      In May 2002, ACTI, one of our subsidiaries, purchased the assets of DLC, a leading developer of software for tool communication and provider of a variety of consulting, development and integration services to its customers. The transaction was accounted for using the purchase method of accounting.

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

      In 2000, we acquired a majority ownership percentage of MECS, a Japanese engineering and robotics manufacturing company, and in fiscal 2002 our ownership percentage increased to 96.8 percent. MECS is now merged into AJI. The transactions were accounted for using the purchase method of accounting.

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

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, long-lived assets, accrued liabilities, and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      We changed our revenue recognition policy effective April 1, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. We recognize revenue for these types of products at shipment. Some of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Other products are highly customized systems that cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. We recognize revenue for spare parts on shipment. We recognize revenue related to maintenance and service contracts ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

      During the year ended March 31, 2001, we recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million or a loss of $0.07 per diluted share, to reflect the cumulative effect of the change in accounting principle, as of the beginning of the fiscal year, in accordance with the guidance provided in SAB 101.

      Prior to the year ended March 31, 2001, we recognized revenue at the time the customer took title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

      We account for software revenue recognition in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” We recognize revenues for integration software work on a percentage of completion. We recognize software license revenue, which is not material to the consolidated financial statements, when the software is shipped; payment is due within one year; collection is probable and there are no significant obligations remaining.

Allowance for Doubtful Accounts

      We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and a general reserve calculated based on the aging of receivables. If circumstances change, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends, we may adjust our estimates of the recoverability of amounts due to us. Allowance for doubtful accounts was $4.2 million at March 31, 2002 and $3.8 million at March 31, 2001.

Inventory Reserves

      We evaluate the recoverability of all inventory, including raw materials, work-in-process, finished goods, and spare parts to determine whether adjustments for impairment are required. Inventory which is obsolete or in excess of our demand forecast is fully reserved. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Long-Lived Assets

      Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are initially recorded based on an independent appraisal, which requires significant judgment with respect to future cash flows and discount rates.

      For some long-lived assets, primarily fixed assets, goodwill and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We test for impairment by preparing an estimate of the future cash flows expected from the future use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, we deem the asset to be impaired. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment. Additionally, our industry experiences significant sales fluctuations, impacting our future cash flow estimates. This could result in significant unexpected impairment to certain long-lived assets. At March 31, 2002, we had $35.0 million of goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet.

Accrued Liabilities

      Some of our accrued liabilities are based largely on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, a component of our restructuring reserve related to a loss we expect to incur for excess leased facility space is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. If our estimates are inaccurate due to incorrect assumptions or trends significantly different from historical experience, we may need to increase or decrease some accrued liabilities which could materially impact our financial results.

      Our warranty policy generally states that we will provide warranty coverage for 24 months for material and labor to repair and service our equipment. We record the estimated warranty cost when we recognize revenue for our product. We determine the estimated warranty cost based on the warranty term and historical warranty costs for a specific product. If actual product failure rates or material usage differs from our estimates, we may need to revise our estimated warranty reserve.

      We routinely evaluate our contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, we record a loss reserve and include it in accrued liabilities and other. If actual fulfillment of a contractual commitment differs from our estimate, our financial results will be impacted, either favorably or unfavorably, upon fulfillment of the contract, or unfavorably upon a revised estimate that is more unfavorable than the previous estimate.

Deferred Tax Assets

      We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered our future taxable income and tax planning strategies in assessing our valuation allowance. Future taxable income is based upon our estimates, and actual results may significantly differ from these estimates due to the volatility of our industry. If, in the future, we can realize our deferred tax in excess of the net recorded amount, we would record an adjustment to the valuation allowance, increasing income in the period this determination was made. Likewise, if we determine that we can not realize all or part of our net deferred tax asset in the future, we would record an adjustment to the valuation allowance, charging income in the period such determination was made.

Fiscal Years Ended March 31, 2002, 2001 and 2000

      The following table sets forth the percentage of net sales represented by certain consolidated statements of operations data for the periods indicated:

	Fiscal Year Ended
	March 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	82.6	62.2	54.3

Gross profit	17.4	37.8	45.7

Operating expenses:
Research and development	20.7	9.0	9.6
Selling, general and administrative	41.5	18.4	24.9
Amortization of acquired intangible assets	7.4	1.4	1.1
Impairment of goodwill and other long-lived assets	31.1	—	—
Non-recurring charges	13.5	0.2	1.0
In-process research and development costs of acquired business	1.0	—	2.2

Total operating expenses	115.2	29.0	38.8

Operating income (loss)	(97.8)	8.8	6.9
Other income (expense), net	(2.1)	0.7	0.9

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(99.9)	9.5	7.8
Provision (benefit) for income taxes	(23.1)	3.5	3.3

Income (loss) before effect of change in accounting principle	(76.8)	6.0	4.5
Cumulative effect of change in accounting principle, net of tax benefit	—	(0.5)	—

Net income (loss)	(76.8)%	5.5%	4.5%

      Net sales. Our net sales for the fiscal year ended March 31, 2002 were $194.0 million, a decrease of $297.6 million or 61 percent from the prior year. We believe that the decline in sales was in line with the semiconductor equipment sector. The reduction in sales was directly attributable to the reduced capital spending of semiconductor manufacturers due to the general decline in demand for IC’s. Sales in fiscal 2001 were $491.5 million or 118 percent greater than fiscal 2000. Our increase in net sales in fiscal 2001 over fiscal 2000 resulted from approximately $52.7 million of net sales contributed by MECS, AMP and SemiFab, which were not part of our consolidated results for fiscal 2000, and continued growth in demand for our other products. For the first quarter of fiscal 2003 we expect sales of $50 million to $55 million.

      Our net sales by geography were as follows (dollars in thousands):

	Fiscal Year Ended March 31,

	2002	2001	2000

United States	$93,097	$192,362	$90,204
Taiwan	20,334	98,305	78,913
Japan	45,610	102,784	30,646
Europe	18,321	39,766	7,854
Other Asia (excluding Japan and Taiwan)	16,591	58,325	17,937

Total	$193,953	$491,542	$225,554

      Direct sales to international customers declined as a percent of total sales during fiscal 2002. This was due to the fact that 300mm sales grew 30 percent year over year and were largely shipped to U.S. OEMs. The increase in Japan’s share of our international net sales in fiscal 2002 is due to the fact that the Japanese market lagged behind the downturn occurring in the rest of the world. During fiscal 2001, we achieved our first sales in Malaysia to two new semiconductor manufacturers. Net sales to our European customers in fiscal 2001 grew by approximately 406 percent compared to fiscal 2000 due to winning a SMIF technology 200mm project in Germany. As 300mm products comprise a higher percent of our net sales, over time we expect that U.S. sales will continue to grow as a percent of total net sales. This is because most of our 300mm products will be sold to OEMs, most of which are located in the United States and Japan and, to a lesser extent, in Europe.

      During fiscal 2002, we had one reportable segment. The net sales by product or service categories comprising our net sales for the three fiscal years ended March 31, 2002, 2001 and 2000 were as follows (dollars in thousands):

	Fiscal Year Ended March 31,

	2002	2001	2000

Tool Based Solutions	$130,971	$386,438	$185,539
Factory Connectivity Solutions	19,756	39,256	15,655
Wafer and Reticle Carriers	24,795	38,816	19,556
Services & other	18,431	27,032	4,804

Total	$193,953	$491,542	$225,554

      Gross profit. Our gross profit was 17.4 percent of net sales for fiscal 2002, 37.8 percent of net sales for fiscal 2001 and 45.7 percent of net sales for fiscal 2000. Gross profit in fiscal 2002 was negatively impacted by the 61 percent decline in sales from fiscal 2001 to fiscal 2002. During the year ended March 31, 2002, we recorded a one-time charge of $12.8 million associated with additional inventory reserves for obsolete and excess inventories. The charge was included in cost of sales. During the year, management took aggressive actions to eliminate fixed costs by consolidating manufacturing facilities and adjusting variable cost to meet current manufacturing volumes. The headcount reduction associated with manufacturing operations in fiscal 2002 was approximately 240. Our gross margin increased from negative 14.1 percent, including the effect of the $12.8 million one-time charge for additional inventory reserves for obsolete and excess inventories, in the third fiscal quarter to 23.7 percent in the fourth fiscal quarter. Gross margin in the third fiscal quarter was 20.2 percent excluding the inventory reserve. Gross margin in fiscal 2001 was 37.8 percent, down from 45.7 percent in fiscal 2000. The decline in margin was primarily due to the acquisition of a majority ownership interest in MECS in late March 2000, the increased sales of 300mm products and the need to take substantial inventory and loss reserves in the fourth quarter of fiscal 2001. In fiscal 2000, the gross margin of 45.7 percent was due to the combined effect of material cost reduction achieved through product re-design efforts and the dramatically increased rate of absorption of fixed costs resulting from the 142.8 percent increase in net sales over fiscal 1999. In the first quarter of fiscal 2003, we expect that gross profit will be in the range of 28.0 to 30.0 percent of net sales and will continue to trend upward as sales volume increases.

      Research and development. Research and development, or R&D, expenses were $40.1 million for the fiscal year ended March 31, 2002, $44.3 million for the fiscal year ended March 31, 2001 and $21.6 million for the fiscal year ended March 31, 2000. This represents 20.7 percent of net sales for the fiscal year ended March 31, 2002, 9.0 percent of net sales for the fiscal year ended March 31, 2001 and 9.6 percent of net sales for the fiscal year ended March 31, 2000. Our dedication to developing new products is evident by the relatively minor reduction of 9.5 percent in spending in 2002 compared to 2001 while sales declined 61 percent. Our R&D spending has been allocated to support the SMIF-300 product series, the development of automated material handling technology for the 300mm market and the Plus-Portal. Our R&D expenses as a percent of net sales can vary significantly based on the level of net sales and our need to continue investing in R&D activities to remain competitive. We capitalize legal costs related to our patents. Costs related to research, design and development of software products and enhancements to existing software products are expensed as incurred until technological feasibility, generally in the form of a working model, of the product has been established, at which time these costs are capitalized, subject to net realizable value. Costs eligible for capitalization, incurred after achieving technological feasibility and before general release of the product, were not material for any periods presented. Accordingly, we have charged all software development costs to research and development expense in our consolidated statements of operations.

      We expect our R&D activities and related expenditures to increase in absolute dollars in future periods unless additional negative economic conditions impact the semiconductor industry.

      Selling, general and administrative. Selling, general and administrative, or SG&A, expenses were $80.5 million for the fiscal year ended March 31, 2002, $90.4 million for the fiscal year ended March 31, 2001 and $56.2 million for the fiscal year ended March 31, 2000. This represents 41.5 percent of net sales for the fiscal year ended March 31, 2002, 18.4 percent of net sales for the fiscal year ended March 31, 2001 and 24.9 percent of net sales for the fiscal year ended March 31, 2000. The decline in SG&A of $9.9 million in fiscal 2002 is attributable to cost reduction efforts and lower business volume. The 60 percent increase in SG&A from fiscal 2000 to 2001 was due to the sales increase of 118 percent as well as the acquisitions made during the preceding year and a half.

      Amortization of acquired intangible assets. Amortization expenses relating to acquired intangible assets were $14.4 million for the fiscal year ended March 31, 2002, $7.0 million for the fiscal year ended March 31, 2001 and $2.6 million for the fiscal year ended March 31, 2000. This represents 7.4 percent of net sales for the fiscal year ended March 31, 2002, 1.4 percent of net sales for the fiscal year ended March 31, 2001 and 1.1 percent of net sales for the fiscal year ended March 31, 2000. We amortize the acquired intangible assets over periods ranging from four to fourteen years.

      Impairment of goodwill and other long-lived assets. We recorded an impairment charge of $60.4 million during the fiscal year ended March 31, 2002, reducing the carrying value of goodwill and intangible assets to its estimated fair value. Fair value was determined based on a discounted cash flow analysis. No such charge was incurred in prior periods. We tested for impairment by preparing an estimate of the future cash flows expected from the future use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we deem the asset to be impaired. The testing was initiated in the quarter ended December 31, 2001 due to ongoing reductions in net sales and general weakness in the semiconductor equipment market. Based on this testing, we recorded the impairment charge of $60.4 million in the quarter ended December 31, 2001. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment. We do not anticipate a further impairment charge to our remaining intangible assets in the foreseeable future, however a further deterioration in net sales, extended slump in net sales or significant reduction or cessation of net sales from one of our acquired businesses could result in a further impairment charge in a future period.

      Non-recurring charges. Non-recurring charges recorded were (in thousands):

	March 31,

	2002	2001	2000

Land impairment	$17,925	$—	$—
Severance and benefits	4,511	540	—
Excess facilities	3,685	439	—
Contract cancellation	—	—	2,500
Reduction in estimate of prior year required reserve	—	—	(200)

Total	$26,121	$979	$2,300

•	Land impairment. We own land in Fremont, California, which we are currently marketing for sale. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, we estimated that the then market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001.

•	Restructuring. Non-recurring restructuring charges were recorded associated with our plan to shut down some of our manufacturing and service locations, outsource some of our manufacturing activities and consolidate the remainder of our domestic manufacturing in Fremont, California, as well as to reduce our workforce due to economic conditions. These charges included approximately $3.7 million in write-downs of assets and reserves for lease commitments, net of estimated sublease income that we expect to generate from the vacated facilities, and severance costs of approximately $4.5 million related to reductions in force of approximately 435 employees or approximately 29% of our workforce.

      In the fourth quarter of fiscal 2001, in response to a decrease in net sales and new orders, we incurred a $0.5 million charge relating to the reduction in our employed workforce by 149 regular full-time employees and approximately 150 temporary employees, primarily in Fremont, California. In addition, as of March 31, 2001, we accrued $0.5 million relating to a plan to close a small manufacturing facility in Japan. We communicated the plan to the affected employees prior to March 31, 2001.

      In fiscal 2000, in connection with the decision to move to a purely direct sales channel in Japan, we paid $2.5 million to cancel an agreement previously entered into to sell products in the Japanese market. Additionally, during fiscal 2000, a reduction of $0.2 million was made to the restructuring reserve balance to adjust for revised estimates related to restructuring activities.

      The following table summarizes our non-recurring charges including restructuring activities for the fiscal year ended March 31, 2002, (dollars in thousands):

	Land	Severance	Excess
	Impairment	and Benefits	Facilities	Total

Balance at March 31, 2001	$—	$—	$—	$—
Non-recurring charges	17,925	4,511	3,685	26,121
Less non-cash charges	(15,000)	—	(781)	(15,781)
Amounts paid in cash	(2,925)	(3,770)	(472)	(7,167)

Balance at March 31, 2002	$—	$741	$2,432	$3,173

We expect to utilize the remaining balance of approximately $3.2 million during the fiscal year ended March 31, 2003, primarily with cash.

      In-process research and development of acquired business and product line. On May 22, 2001, we acquired GW in a transaction accounted for using the purchase method of accounting. In connection with the purchase price allocation $2.0 million was assigned to in-process research and development costs of acquired business, or IPR&D. During the fiscal year ended March 31, 2000, we completed the acquisition of PAT and a majority interest in MECS. In connection with the purchase price allocation of PAT, we recorded a write-off of approximately $4.0 million of in-process research and development costs. In connection with the purchase price allocation of MECS we recorded a write-off of approximately $0.9 million of in-process research and development costs. In each acquisition, the amount allocated to IPR&D was determined through established valuation techniques in the high-technology industry and was expensed upon acquisition, as we determined that the projects had not reached technological feasibility at the time of our acquisition and had no perceived alternative future uses.

      Other income (expense), net. Other income (expense), net was $(4.0) million for the fiscal year ended March 31, 2002, $3.7 million for the fiscal year ended March 31, 2001 and $2.1 million for the fiscal year ended March 31, 2000. Interest expense increased $4.8 million in fiscal 2002 compared to fiscal 2001, primarily due to interest expense related to the sale of $86.3 million of 5 3/4 percent convertible subordinated notes on July 3, 2001. Interest income declined in fiscal 2002 compared to fiscal 2001 due to lower average cash balances and lower average interest rates. Other income (expense), net increased in fiscal 2001 compared to fiscal 2000, primarily due to a higher cash balance resulting in more interest income.

      Provision (benefit)for income taxes. Provision (benefit) for income taxes were $(44.7) million for the fiscal year ended March 31, 2002, $17.2 million for the fiscal year ended March 31, 2001 and $7.5 million for the fiscal year ended March 31, 2000. This represents an effective tax rate of 23.1 percent for the fiscal year ended March 31, 2002, 36.8 percent for the fiscal year ended March 31, 2001 and 42.8 percent for the fiscal year ended March 31, 2000. In fiscal 2002, we experienced a lower tax rate due to an impairment charge for goodwill and other long-lived assets of $60.4 million and a $2.0 million IPR&D charge, neither of which is deductible. Excluding these charges, our effective tax rate was a benefit of 34.1 percent. In fiscal 2001, we experienced a lower effective tax rate compared to fiscal 2000 due to the impact in fiscal 2000 of non-deductible in-process research and development write-offs related to the acquisitions of PAT and MECS.

      As of March 31, 2002, we have recorded a net deferred tax asset of approximately $57.7 million, of which approximately $36.2 million relates to net operating loss carryforwards and tax credits generated by us and our domestic subsidiaries, which expire at various dates through March 31, 2022. As of March 31, 2002, $10.8 million of the deferred tax asset relates to pre-merger foreign net operating loss carryforwards of MECS which expire in 2005. The utilization of the foreign net operating loss carryforwards is subject to the ability of MECS to generate future foreign taxable income. As a result, a valuation allowance has been recorded related to pre-merger net operating loss carryforwards of approximately $10.2 million. Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, we believe that it is more likely than not that we will realize the net deferred tax asset. Although we consider the net deferred tax asset realizable, actual amounts could be reduced if we do not achieve sufficient future taxable income.

      Cumulative effect of change in accounting principle, net of tax benefit. We recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million, or a loss of $0.07 per diluted share, to reflect the cumulative effect of the accounting change to comply with SAB 101 as of the beginning of fiscal 2001. The deferred revenue recorded as a result of this accounting change was fully recognized in fiscal 2001.

Selected Quarterly Financial Data

      The following table sets forth our unaudited consolidated statement of operations for each of the eight quarterly periods ended March 31, 2002. You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal, recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

      The first three quarters of our fiscal year end on a Saturday, and thus the actual date of the quarter-end is usually different from the quarter-end dates used throughout this Form 10-K (in thousands, except for per share amounts):

	Fiscal Quarter Ended				Fiscal Quarter Ended

	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2000	2000	2000	2001	2001	2001	2001	2002

Net sales	$122,483	$126,000	$127,980	$115,079	$67,259	$51,015	$37,329	$38,350
Cost of sales	67,151	67,157	69,985	101,503	49,765	38,521	42,590	29,257

Gross profit	55,332	58,843	57,995	13,576	17,494	12,494	(5,261)	9,093
Operating expenses:
Research and development	9,721	10,851	12,042	11,649	11,319	10,316	9,469	8,967
Selling, general and administrative	21,451	22,984	24,237	21,763	23,075	21,382	19,017	17,062
Amortization of acquired intangible assets	1,702	1,366	1,336	2,559	3,542	4,782	4,601	1,448
Impairment of goodwill and other long-lived assets	—	—	—	—	—	—	60,354	—
Non-recurring charges	—	—	—	979	18,652	1,549	5,920	—
In-process research and development of acquired business and product line	—	—	—	—	2,000	—	—	—

Total operating expenses	32,874	35,201	37,615	36,950	58,588	38,029	99,361	27,477

Operating (loss) income	22,458	23,642	20,380	(23,374)	(41,094)	(25,535)	(104,622)	(18,384)
Other income (expense), net	1,311	1,648	469	227	(32)	(719)	(874)	(2,377)

Income (loss) before provision for income taxes	23,769	25,290	20,849	(23,147)	(41,126)	(26,254)	(105,496)	(20,761)
Provision (benefit) for income taxes	8,380	8,709	7,046	(6,906)	(13,571)	(7,913)	(15,648)	(7,588)

Income (loss) before cumulative effect of change in accounting principle	15,389	16,581	13,803	(16,241)	(27,555)	18,341	89,848	13,173
Cumulative effect of change in accounting principle	(2,506)	—	—	—	—	—	—	—

Net income (loss)	$12,883	$16,581	$13,803	$(16,241)	$(27,555)	$(18,341)	$(89,848)	$(13,173)

Basic earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change in accounting principle	0.48	$0.51	$0.43	$(0.48)	$(0.79)	$(0.52)	$(2.54)	$(0.37)
Cumulative effect of change in accounting principle, net of tax	(0.08)	$—	$—	$—	$—	$—	$—	$—
Earnings after cumulative effect of change in accounting principle	0.40	$0.51	$0.43	$(0.48)	$(0.79)	$(0.52)	$(2.54)	$(0.37)
Diluted earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change in accounting principle	0.43	$0.48	$0.41	$(0.48)	$(0.79)	$(0.52)	$(2.54)	$(0.37)
Cumulative effect of change in accounting principle	(0.07)	$—	$—	$—	$	$—	$—	$—
Earnings (loss) after cumulative effect of change in accounting principle	0.36	$0.48	$0.41	$(0.48)	$(0.79)	$(0.52)	$(2.54)	$(0.37)
Shares used in per share calculation:
Basic	32,162	32,308	32,416	33,901	35,007	35,286	35,419	35,779
Diluted	35,377	34,840	33,937	33,901	35,007	35,286	35,419	35,779

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 “Business Combinations,” or SFAS 141. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We do not expect the adoption of SFAS 141 to have a material effect on our financial condition or results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. SFAS 142 discontinues amortization of goodwill and intangible assets deemed to have indefinite lives and requires such assets to be reviewed at least annually for impairment. SFAS 142 also includes provisions on the identification of intangible assets, reclassification of some intangibles from previously reported goodwill, and reassessment of the useful lives of existing intangibles. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. We will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions for goodwill and other intangible assets of SFAS 142 is expected to result in a reduction in operating expenses of approximately $0.5 million in fiscal 2003. We will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2003, and we do not expect the effect of these tests to be material to our financial condition or results of operations.

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” or SFAS 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard, and we do not expect its adoption to be material to our financial condition or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for impairment of long-lived assets. We do not expect the adoption of SFAS 144 to have a material effect on our financial condition or results of operations.

Liquidity and Capital Resources

      Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings and cash generated from operations. As of March 31, 2002, we had approximately $74.7 million in cash and cash equivalents, $5.1 million in restricted cash equivalents and short-term investments, $5.0 million in short-term investments, $127.1 million in working capital and $93.4 million in long-term debt and finance leases.

      Cash flows from operating activities. Net cash used in operating activities in fiscal 2002 was $26.1 million. The net cash used in operating activities in fiscal 2002 was primarily attributable to our net loss of $148.9 million, reductions in payables and accrued liabilities totaling $21.6 million, and a non-cash benefit for deferred taxes of $37.0 million. These uses of cash were partially offset by non-cash charges to net income including an impairment charge for goodwill and intangibles of $60.4 million, depreciation and amortization of $26.8 million, a valuation reserve for land held for resale of $15.0 million and an inventory reserve adjustment of $12.8 million. Additionally, accounts receivable decreased by $47.3 million and inventory balances decreased by $18.6 million. The reductions in payables and accrued liabilities, receivables and inventory all reflect reduced operations during fiscal 2002 resulting from substantially lower sales. We expect these balances to increase during fiscal 2003 with increases in sales. Net cash provided by operating activities in fiscal 2001 was $31.0 million. The net cash provided by operating activities in fiscal 2001 was primarily attributable to our net income of $27.0 million and non-cash charges to net income including depreciation and amortization of $16.4 million and inventory reserve adjustments of $16.5 million, partially offset by an increase in inventories of $34.6 million and a decrease in accounts payable of $11.8 million. Net cash used in operating activities in fiscal 2000 was $13.6 million, primarily attributable to increases in accounts receivable, inventory and prepaid expenses and other totaling $82.9 million, partially offset by a decrease in other assets, net of $4.5 million, increases in accounts payable and accrued liabilities and other of $34.1 million, our net income of $10.0 million, tax benefit realized from employee stock option plan activity of $9.9 million and non-cash charges to net income including depreciation and amortization and purchased in-process research and development totaling $13.2 million.

      Cash flows from investing activities. Net cash provided by investing activities in fiscal 2002 was $31.0 million. We sold short-term investments of $45.4 million, net. This source of cash was offset by purchases of property and equipment of approximately $9.8 million and cash used in connection with our acquisition of GW of $3.8 million. Net cash used in investing activities in fiscal 2001 was $9.0 million. We used a total of $29.0 million in connection with acquisitions of AMP, SemiFab and additional ownership interest in MECS, and $17.9 million to modify our facilities and purchase new equipment and furniture. These uses were offset by sales or maturities of short-term investments, net of purchases of short-term investments and restricted cash equivalents, of $38.0 million. Net cash used in investing activities in fiscal 2000 was $88.2 million, primarily due to net purchases of short-term investments of $62.8 million, $14.4 million used in connection with the acquisitions of PAT and MECS and $10.4 million of purchases of property and equipment.

      Cash flows from financing activities. Net cash provided by financing activities in fiscal 2002 was $35.7 million. During fiscal 2002, we received net proceeds of $85.1 million from the issuance of convertible debt securities and $5.9 million from the issuance of common stock under our employee stock programs. These sources of cash were offset by net principal payments on short-term and long-term debt and finance leases of $53.8 million. During fiscal 2001 we issued stock in connection with our employee stock programs for an aggregate of $4.6 million. We made net principal payments on debt and finance leases of $4.5 million. Net cash provided by financing activities in fiscal 2000 was $108.1 million, primarily due to the issuance of $108.2 million of common stock through a secondary public offering, private placement and employee stock plans.

      We own land in Fremont, California, which we are currently marketing for sale. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, we estimated that the then market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. We are currently attempting to sell this property.

      The following table summarizes our significant commitments at March 31, 2002 (in thousands):

	Payments Due by Period

		Less than
	Total	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years

Convertible subordinated notes	$86,250	$—	$—	$—	$86,250
Secured straight bonds	4,508	825	1,670	1,410	603
Finance and operating leases	32,427	8,949	12,958	10,520	—
Purchase commitments	26,053	16,455	6,811	2,787	—

Total contractual cash obligations	$149,238	$26,229	$21,439	$14,717	$86,853

      On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes which provided us with aggregate proceeds of $83.0 million net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004. The convertible subordinated notes are unsecured obligations, subject to certain non-financial covenants. At March 31, 2002, we were in compliance with all covenants under the convertible subordinated notes.

      We had secured straight bonds from a bank in Japan of Japanese Yen 597.8 million, or $4.5 million, at March 31, 2002. The bonds bore interest at rates ranging from 1.5 percent to 2.3 percent as of March 31, 2002 and mature in fiscal year 2008. Some of our assets in Japan have been pledged as security for these secured straight bonds as well as for short-term debt. As of March 31, 2002, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling $13.7 million.

      We lease facilities under non-cancelable finance and operating leases, with expiration dates ranging from September 2002 to June 2009.

      In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. For example, in May 2002 we signed a definitive agreement with Shinko Electric for the establishment of a joint venture. Under terms of the agreement, we will acquire 51% of the joint venture for approximately 8.16 billion Japanese yen, or approximately $65 million. We currently anticipate pursuing additional funds to pay for our share of the joint venture, as well as to support our working capital and operating expense requirements or for other purposes.

      We anticipate that operating activities will continue to constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. The anticipated upturn in the semiconductor industry in fiscal 2003 may result in short-term uses of cash in operations as cash may be used to purchase inventory and expand our capacity prior to increased cash receipts from sales growth. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements until the end of fiscal 2003. We currently anticipate pursuing additional funds in relation to pending acquisitions, to support our working capital and operating expense requirements, or for other purposes. We anticipate raising these additional funds through public or private debt or equity financings. Such financing may not be available to us on a timely basis if at all or, if available, on terms acceptable to us and not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego acquisition opportunities which could reduce our revenues, increase our losses, and harm our business.

      Related party transactions. At March 31, 2002, we held two notes receivable from a former executive officer totaling $0.8 million, notes from two former employees totaling $0.2 million and notes from four other employees totaling $0.9 million. During fiscal 2002, we forgave $0.1 million of notes receivable from former employees in accordance with the provisions of their separation agreements. At March 31, 2001, we held two notes receivable from an executive officer totaling $0.8 million and five separate notes receivable from other employees totaling $1.1 million. In all but one case, loans were extended to these individuals to assist them in their relocation to California. The remaining loan was extended in connection with a personal matter. Each of the notes receivable are secured by second deeds of trust on certain real property and pledged securities of Asyst owned by the employees.

      On February 28, 2002, we entered into an Employment Separation Agreement with Dennis Riccio, Senior Vice President, Worldwide Sales and Service. Pursuant to this agreement, Mr. Riccio agreed to continue as a part-time employee until October 19, 2002. In exchange, he will receive compensation for his work as a part-time employee, his outstanding options continued to vest until May 31, 2002, and he will be eligible to continue to participate in deferred compensation and long-term incentive plans until October 19, 2002. Mr. Riccio agreed not to compete with us while a part-time employee.

      We loaned Mr. Riccio $350,000 in November 1998 and $450,000 in February 1999 to assist in his relocation from Texas to California. The first loan has an interest rate of 4.47 percent per annum and the second loan has an interest rate of 4.64 percent per annum. Both loans are secured by deeds of trust on his California residence. Pursuant to his Employment Separation Agreement, the terms of the loans have both been amended to become due on December 31, 2002, and the interest due under the loans will be forgiven if Mr. Riccio repays the entire principal balance of the loans.

      In April 1999, we entered into an employment agreement with Mihir Parikh, our Chairman and Chief Executive Officer. The term of employment commenced on April 1, 1998, and extends for three years, renewing daily, so that, absent notice by either party of an intent not to continue the term, the term shall always be three years. The employment agreement set Dr. Parikh’s initial base salary at a minimum of $325,000 annually. Pursuant to the agreement, our Compensation Committee is obligated to annually review his base salary for potential increase. In addition, during the employment term, Dr. Parikh is eligible to receive annual bonuses and to participate in our stock incentive plans. Also, he is eligible to participate in any of our benefit plans maintained for our employees. If we terminate Dr. Parikh’s employment without cause or if he terminates his employment for good reason, either before or within six months following a change in control, he will be entitled to receive a lump-sum cash payment equal to the present value of the sum of (A) three times his then current annual base salary and (B) three times an annual average bonus amount, determined under a formula set forth in the employment agreement. Dr. Parikh will also be entitled to all benefits that were payable to him at the time of termination and to continued participation for 18 months thereafter, in our health and life insurance plans in which he was then a participant. In addition, during the term of employment and for one year thereafter, unless his employment terminates without cause or for good reason, he may not solicit away employees or customers.

Item 7A —	Quantitative and Qualitative Disclosures Regarding Market Risks

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to an increase in interest rates.

      The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 2002. Our intent is not to hold investments longer than twelve months. Restricted cash, cash equivalents and short-term investments represent amounts that are restricted as to their use primarily in accordance with debt agreements more fully described in Note 5 to our consolidated financial statements (dollars in thousands):

		Average
	Carrying	Interest
	Amount	Rate

CASH EQUIVALENTS:
Institutional money market funds	$5,129	1.95%
U.S. corporate debt securities	30,500	2.00%
Debt securities issued by States of the United States and political subdivisions of the States	31,000	1.97%

Total cash equivalents	$66,629	1.99%

RESTRICTED CASH EQUIVALENTS:
U.S. corporate debt securities	$500	1.64%

SHORT-TERM INVESTMENTS:
U.S. corporate debt securities	$5,000	3.21%

      Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary foreign currency cash flows are located in Japan, Europe, Singapore and Taiwan. We have approximately $21.9 million in short-term and long-term debt and finance leases denominated in Japanese Yen. Although we and our subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. There can be no assurance that foreign currency risk will not be a material impact on our financial position, results of operations or cash flow in the future.

Item 8 —	Financial Statements and Supplementary Data

      Our Financial Statements and notes thereto and Financial Statement Schedules appear on pages 38 - 67 of this Form 10-K.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Arthur Andersen LLP was previously our independent accountant. Representatives for Arthur Andersen LLP are not available to provide the consents required for the inclusion of their report on our consolidated financial statements for the years ended March 31, 2001 and 2000 included in this Form 10-K, and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the inclusion of their report in this Form 10-K, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of material fact contained in the consolidated financial statements audited by Arthur Andersen LLP that are incorporated by reference or any omissions to state a material fact required to be stated therein.

      Information regarding changes in accountants is incorporated by reference to the Current Report on Form 8-K filed on April 4, 2002.

      For the two years prior to our engagement of PricewaterhouseCoopers LLP as our independent auditors, we did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Asyst’s consolidated financial statements. Additionally, PricewaterhouseCoopers LLP did not audit our consolidated financial statements for the two most recent fiscal years ended March 31, 2001.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and executive officers is incorporated by reference from our Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year.

Item 11 — Executive Compensation

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 13 — Certain Relationships and Related Transactions

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.     Index to Financial Statements

      The Financial Statements required by this item are submitted in a separate section beginning on page 38 of this report.

2.     Financial Statement Schedules

      All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.     Exhibits

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter ended March 31, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Asyst Technologies, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and its subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein for the year ended March 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

May 15, 2002 except for Note 14,
which is as of May 29, 2002

ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE INCLUSION OF THIS REPORT IN THIS FORM 10-K. SEE ITEM 9 FOR A DISCUSSION ON THIS MATTER. THE DISCLOSURES IN NOTES 15 AND 13 REFERRED TO IN THE ARTHUR ANDERSEN REPORT BELOW ARE INCLUDED IN NOTE 11 IN THE FISCAL 2002 CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Asyst Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Asyst Technologies, Inc. (a California corporation) and subsidiaries (the “Company”) as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated balance sheet of MECS Corporation (a Japanese corporation) and subsidiaries (“MECS”), a company acquired on March 23, 2000 in a transaction accounted for using the purchase method of accounting, as discussed in Note 15. Such balance sheet is included in the consolidated balance sheet of the Company as of March 31, 2000 and reflects total assets of 12 percent (before giving effect to purchase accounting). We also did not audit the consolidated statement of operations, shareholders’ equity and cash flows of Progressive System Technologies, Inc. (a Texas corporation) and subsidiary (“PST”) for the year ended December 31, 1998. PST was acquired on June 2, 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 13. Such statements are included in the consolidated financial statements of the Company and reflect total revenues of 10 percent of the consolidated statement of operations for the year ended March 31, 1999. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for PST and MECS, is based solely upon the report of the other auditors.

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

      As discussed in Note 2 to the consolidated financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements”.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

April 27, 2001

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

	(In thousands, except
	share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,738	$34,749
Restricted cash, cash equivalents and short-term investments	5,052	52,500
Short-term investments	5,000	3,000
Accounts receivable, net of allowances for doubtful accounts of $4,198 and $3,795 at March 31, 2002 and 2001, respectively	29,715	77,660
Inventories	45,110	76,972
Deferred tax asset	33,906	20,068
Prepaid expenses and other	15,006	16,017

Total current assets	208,527	280,966

Property and equipment, net	38,366	40,160
Goodwill and other intangible assets, net	35,048	79,264
Deferred tax asset	30,294	—
Other assets	32,180	8,042

Total assets	$344,415	$408,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$16,707	$28,776
Current portion of long-term debt and finance leases	2,130	1,791
Accounts payable	10,246	29,560
Accrued liabilities and other	47,859	36,495
Deferred revenue	4,476	5,190

Total current liabilities	81,418	101,812

LONG-TERM LIABILITIES:
Long-term debt and finance leases, net of current portion	91,265	3,683
Other long-term liabilities	6,795	474

Total long-term liabilities	98,060	4,157

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 12)
SHAREHOLDERS’ EQUITY:
Common stock, no par value
Authorized shares — 300,000,000
Outstanding shares — 35,864,658 and 34,602,343 shares at March 31, 2002 and 2001, respectively	297,162	282,925
Deferred stock compensation	(2,846)	—
Retained earnings (accumulated deficit)	(129,379)	19,538

Total shareholders’ equity	164,937	302,463

Total liabilities and shareholders’ equity	$344,415	$408,432

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,

	2002	2001	2000

	(In thousands, except per share data)
NET SALES	$193,953	$491,542	$225,554
COST OF SALES	160,133	305,796	122,499

Gross profit	33,820	185,746	103,055

OPERATING EXPENSES:
Research and development	40,071	44,263	21,584
Selling, general and administrative	80,536	90,435	56,246
Amortization of acquired intangible assets	14,373	6,963	2,585
Impairment of goodwill and other long-lived assets	60,354	—	—
Non-recurring charges	26,121	979	2,300
In-process research & development of acquired business and product line	2,000	—	4,884

Total operating expenses	223,455	142,640	87,599

Operating income (loss)	(189,635)	43,106	15,456
OTHER INCOME (EXPENSE):
Interest income	3,586	4,924	2,590
Interest expense	(5,304)	(497)	145
Other income (expense)	(2,284)	(772)	(664)

Other income (expense), net	(4,002)	3,655	2,071

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(193,637)	46,761	17,527
PROVISION (BENEFIT) FOR INCOME TAXES	(44,720)	17,229	7,508

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(148,917)	29,532	10,019
Cumulative effect of change in accounting principle, net of tax benefit of $1,326	—	(2,506)	—

NET INCOME (LOSS)	$(148,917)	$27,026	$10,019

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of change in accounting principle	$(4.21)	$0.90	$0.36
Cumulative effect of change in accounting principle, net of tax	—	(0.08)	—

Basic net income (loss) per share	$(4.21)	$0.82	$0.36

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of change in accounting principle	$(4.21)	$0.85	$0.32
Cumulative effect of change in accounting principle, net of tax	—	(0.07)	—

Diluted net income (loss) per share	$(4.21)	$0.78	$0.32

SHARES USED IN THE PER SHARE CALCULATION:
Basic	35,373	32,697	27,639

Diluted	35,373	34,928	30,986

Pro forma amounts with the change in accounting principle related to revenue applied retroactively (unaudited):
Net sales	N/A	N/A	$220,518
Net income	N/A	N/A	$7,513
Net income per share:
Basic	N/A	N/A	$0.27
Diluted	N/A	N/A	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Retained
	Common Stock		Repurchase Shares		Deferred	Earnings	Total
					Stock	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Deficit)	Equity

	(In thousands, except share data)
BALANCE, MARCH 31, 1999	24,455,620	$120,186	(1,258,222)	$(8,335)	$—	$(15,217)	$96,634
Issuance of common stock under employee stock option and employee stock purchase plans	2,167,494	13,106	8,222	55	—	—	13,161
Stock issues in exchange of PST redeemable preferred stock and redeemable preferred stock warrants	369,398	5,000	—	—	—	—	5,000
Common stock issued in exchange of PST long-term debt	450,260	5,066	—	—	—	—	5,066
Tax benefit realized from activity in employee stock option plans	—	9,934	—	—	—	—	9,934
Board of Directors’ compensation	26,314	125	—	—	—	—	125
Common stock issued in secondary offering	4,458,000	84,098	—	—	—	—	84,098
Common stock issued in private placement	—	2,689	1,250,000	8,280	—	—	10,969
Stock issued in acquisition of PAT	30,004	390	—	—	—	—	390
Adjustment to conform year end of Pooled business	—	—	—	—	—	(2,290)	(2,290)
Net income	—	—	—	—	—	10,019	10,019

BALANCE, MARCH 31, 2000	31,957,090	240,594	—	—	—	(7,488)	233,106
Issuance of common stock under employee stock option and employee stock purchase plans	568,380	4,631	—	—	—	—	4,631
Tax benefit realized from activity in employee stock option plans	—	4,970	—	—	—	—	4,970
Shares awarded to Board of Directors and employees	4,720	326	—	—	—	—	326
Stock issued in acquisition of AMP	1,081,261	19,000	—	—	—	—	19,000
Stock issued in acquisition of SemiFab	990,892	13,404	—	—	—	—	13,404
Net income	—	—	—	—	—	27,026	27,026

BALANCE, MARCH 31, 2001	34,602,343	282,925	—	—	—	19,538	302,463
Issuance of common stock under employee stock option and employee stock purchase plans	800,656	2,533		—	—	—	2,533
Employee and non-employee stock compensation	10,396	553	—	—	—	—	553
Stock issued in acquisition of GW	451,263	8,000	—	—	—	—	8,000
Deferred compensation related to the acquisition of GW	—	3,151	—	—	(3,151)	—	—
Amortization of deferred stock compensation related to the acquisition of GW	—	—	—	—	305	—	305
Net loss	—	—	—	—	—	(148,917)	(148,917)

BALANCE, MARCH 31, 2002	35,864,658	$297,162	—	$—	$(2,846)	$(129,379)	$164,937

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,

	2002	2001	2000

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(148,917)	$27,026	$10,019
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax benefit	—	2,506	—
Adjustments to conform year end of pooled business	—	—	(2,290)
Depreciation and amortization	26,831	16,424	8,331
Impairment of goodwill and other long-lived assets	60,354
Employee and non-employee stock compensation	553	326	125
Shares issued for accrued interest on PST long-term debt	—	—	166
Provision for doubtful accounts	1,155	2,279	744
Non-cash restructuring expense	1,541	—	—
Write-down of land held for sale	15,000
Write-down of inventories	12,810	16,457	—
Deferred tax asset	(37,026)	433	(1,092)
Tax benefit realized from activity in employee stock option plans	—	4,970	9,934
Change in provision for contract loss reserves	(3,551)	5,551	—
Purchased in-process research and development	2,000	—	4,884
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	47,325	(1,975)	(50,502)
Inventories	18,608	(34,635)	(21,283)
Prepaid expenses and other	1,086	46	(11,126)
Other assets, net	(635)	(1,957)	4,452
Accounts payable	(19,293)	(11,756)	22,411
Accrued liabilities and other	(2,314)	2,571	11,653
Deferred revenue	(1,637)	2,684	—

Net cash provided by (used in) operating activities	(26,110)	30,950	(13,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(37,077)	(49,350)	(158,891)
Sale or maturity of short-term investments	35,077	139,800	96,138
Purchase of restricted cash equivalents and short-term investments	(57,652)	(52,500)	—
Sale or maturity of restricted cash equivalents and short-term investments	105,100	—	—
Purchase of property and equipment, net	(10,706)	(17,918)	(10,440)
Purchase of other long-term investment	—	—	(600)
Net cash used in the acquisitions	(3,772)	(28,995)	(14,439)

Net cash provided by (used in) investing activities	30,970	(8,963)	(88,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net principal payments on short-term loans	(51,631)	—	—
Net proceeds (principal payments) on short-term and long-term debt and finance leases	1,874	(4,507)	(1,016)
Proceeds from the issuance of convertible subordinated notes	82,980	—	—
Issuance of common stock	2,533	4,631	108,228
Proceeds from issuance of subordinated debt and note payable to bank	—	—	850

Net cash provided by financing activities	35,756	124	108,062

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(627)	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,989	22,111	6,256
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,749	12,638	6,382

CASH AND CASH EQUIVALENTS, END OF YEAR	$74,738	$34,749	$12,638

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization of the Company

      The accompanying consolidated financial statements include the accounts of Asyst Technologies, Inc. (the “Company”) which was incorporated in California on May 31, 1984, and its subsidiaries. The Company designs, develops, manufactures and markets isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software utilized primarily in clean rooms for semiconductor manufacturing.

      In May 2001, the Company acquired 100 percent of the common stock of GW Associates, Inc. (GW), a California corporation, in a transaction accounted for using the purchase method of accounting. (See Note 11)

      In February 2001, the Company acquired 100 percent of the equity of Advanced Machine Programming, Inc. (AMP), a Delaware company, and SemiFab, Inc. (SemiFab), a Delaware company. Both transactions, which were unrelated, were accounted for using the purchase method of accounting. (See Note 11)

      In transactions occurring between October 1999 and March 2002 the Company acquired a total of 96.8 percent of the common stock of MECS Corporation (MECS), a Japanese company. The acquisition was accounted for using the purchase method of accounting in March 2000 when a majority interest of MECS was obtained. (See Note 11)

      In August 1999, the Company acquired 100 percent of the common stock of Palo Alto Technologies, Inc. (PAT), a California corporation, in a transaction accounted for using the purchase method of accounting. (See Note 11)

      In June 1999, the Company acquired Progressive Systems Technologies, Inc. (PST), a Texas corporation, in a transaction accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements of the Company have been restated to give retroactive effect of the merger with PST. (See Note 11)

2.     Significant Accounting Policies

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

Restricted Cash, Cash Equivalents and Short-term Investments

      Restricted cash, cash equivalents and short-term investments represent amounts that are restricted as to their use in accordance with Japanese debt agreements and a former lease agreement for land in Fremont California more fully described below under Other Assets.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restricted cash, cash equivalents and short-term investments by security type are as follows (dollars in thousands):

	March 31,

	2002	2001

CASH	$4,552	$—
CASH EQUIVALENTS:
Institutional money market funds debt securities	500	—
U.S. corporate debt securities	—	9,750
Debt securities issued by States of the United States and political subdivisions of the states	—	6,400
SHORT-TERM INVESTMENTS:
U.S. corporate debt securities	—	21,100
Debt securities issued by States of the United States and political subdivisions of the states	—	15,250

Total	$5,052	$52,500

Short-term Investments

      As of March 31, 2002 and 2001, the Company’s short-term investments consist of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, have not been material to date. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2002. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

      Short-term investments by security type are as follows (dollars in thousands):

	March 31,

	2002	2001

U.S. corporate debt securities	$5,000	$3,000

Total	$5,000	$3,000

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. During the year ended March 31, 2002, we recorded a one-time

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge of $12.8 million associated with additional inventory reserves for obsolete and excess inventories. The charge was included in cost of sales. Inventories consisted of the following (dollars in thousands):

	March 31,

	2002	2001

Raw materials	$23,161	$50,490
Work-in-process and finished goods	21,949	26,482

Total	$45,110	$76,972

Property and Equipment

      Property and equipment are recorded at cost or, in the case of property and equipment purchased through corporate acquisitions, at fair value based upon the allocated purchase price on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or over the lease term if it is shorter for leasehold improvements) which range from two to five years. Depreciation and amortization expense was $12.1 million, $9.0 million and $5.7 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

      Property and equipment consist of the following (dollars in thousands):

	March 31,

	2002	2001

Land	$1,875	$1,985
Buildings	6,701	4,708
Leasehold Improvements	13,825	10,365
Machinery and equipment	28,789	24,370
Office equipment, furniture and fixtures	31,349	29,799

Sub-total	82,539	71,227
Less accumulated depreciation and amortization	(44,173)	(31,067)

Total	$38,366	$40,160

Goodwill and Other Intangible Assets

      The realizability of goodwill and intangible assets is evaluated periodically as events or circumstances indicate a possible inability to recover the net carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that consider, as applicable, the impact on existing lines of business. These analyses require significant judgments and estimates related to the future demand for the Company’s products. To the extent actual market conditions differ significantly from management’s estimates, the estimated carrying value of the Company’s intangible assets could change which may result in a future impairment charge and such charge, if any, may be material.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill and other intangible assets, net consisted of the following (dollars in thousands):

	March 31,

	2002	2001

Goodwill	$—	$49,057
Other intangible assets	64,163	43,082

Sub-total	64,163	92,139
Less accumulated amortization	(29,115)	(12,875)

Total	$35,048	$79,264

Other Assets

      The Company owns land in Fremont, California, which it is currently marketing for sale. The Company had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, the Company leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. The Company purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, the Company estimated that the then market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001.

      Other assets consisted of the following (dollars in thousands):

	March 31,

	2002	2001

Land held for sale	$26,121	$—
Other assets	6,059	8,042

Total	$32,180	$8,042

Accrued Liabilities and Other

      Accrued liabilities and other consisted of the following (dollars in thousands):

	March 31,

	2002	2001

Accrued warranty costs	$5,028	$2,264
Accrued payroll and payroll related costs	3,248	16,004
Customer deposits	3,475	3,646
Income taxes payable	5,772	2,368
Accrued restructuring	3,173	—
Deferred acquisition payments due May 2002 (see Note 11)	16,035	—
Other accrued liabilities	11,128	12,213

Total	$47,859	$36,495

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company changed its revenue recognition policy effective April 1, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Some of the Company’s products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at shipment. Certain of the Company’s product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Other products of the Company are highly customized systems that cannot be completed or adequately tested to customer specifications prior to shipment from the factory. The Company does not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

      During the year ended, March 31, 2001, the Company recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million or a loss of $0.07 per diluted share, to reflect the cumulative effect of the change in accounting principle, as of the beginning of the year, in accordance with the guidance provided in SAB 101. Revenue of $5.0 million resulting from this charge was fully recognized during the year ended March 31, 2001.

      Prior to the year ended March 31, 2001, the Company’s revenue policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

      The Company accounts for software revenue in accordance with the American Instituted of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” Revenues for integration software work are recognized on a percentage of completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when the software is shipped, payment is due within one year, collectibility is probable and there are no significant obligations remaining.

Warranty Reserve

      The Company generally provides warranty on its products for 24 months from date of shipment for material and labor to repair and service the system. A provision for the estimated cost of warranty is recorded when the revenue is recognized.

Contract Loss Reserve

      The Company routinely evaluates the contractual commitments with its customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. At March 31, 2002 and 2001, the Company had a loss reserve of approximately $2.0 million and $5.6 million, respectively, which is included in accrued liabilities and other in the accompanying consolidated balance sheets.

Comprehensive Income

      Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. The Company has a cash investment policy that limits cash investments to short-term, low risk investments. As of March 31, 2002 and 2001, approximately 53.5 percent and 41.6 percent, respectively, of accounts receivable, net, were concentrated with ten customers. In addition, as of March 31, 2002 and 2001, approximately 61.2 percent and 55.9 percent, respectively, of accounts receivable, net, respectively were due from international customers primarily located in Japan, Taiwan, Singapore, and the United Kingdom. As of March 31, 2002, approximately 13.1 percent of the total accounts receivable, net, was due from one customer located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, does not require collateral on accounts receivable as the majority of the Company’s customers are large, well established companies. The allowance for doubtful accounts is based upon the expected collectibility of all accounts receivable.

Patents

      The Company capitalizes the direct costs associated with obtaining patents. The costs, which are included in intangible assets, net, in the accompanying consolidated balance sheets, are being amortized using the straight-line method over the expected useful lives of the patents of 10 years. Accumulated amortization was approximately $0.3 million and $0.3 million during the years ended March 31, 2002 and 2001, respectively.

Foreign Currency Translation

      In general, the functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation and foreign exchange gains and losses, which have not been material, are reflected in other income (expense) in the accompanying consolidated statements of operations. For foreign subsidiaries, using their local currency as their functional currency, assets and liabilities of operations are translated into U.S. dollars using the current exchange rate. At March 31, 2002 and 2001, the effects of foreign currency translation adjustments were insignificant.

Earnings Per Share

      Basic earnings per share has been computed using the weighted average number of actual common shares outstanding, while diluted earnings per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method and the conversion of the redeemable convertible preferred stock. For periods for which there is a net loss, the number of shares used in the computation of diluted earnings (loss) per share are the same as those used for the computation of basic earnings (loss) per share as the inclusion of dilutive securities would be anti-dilutive.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of the numerators and denominators of the basic and diluted earnings per share computations are as follows (dollars in thousands, except per share amounts):

	Income		Per
	(Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount

FISCAL YEAR ENDED MARCH 31, 2002
Basic Earnings Per Share:
Net Loss	$(148,917)	35,373	$(4.21)

Diluted Earnings Per Share:
Net Loss	$(148,917)	35,373	$(4.21)

FISCAL YEAR ENDED MARCH 31, 2001
Basic Earnings Per Share:
Net Income	$27,026	32,697	$0.82

Common shares issuable upon exercise of stock options using the treasury method	—	2,231	—

Diluted Earnings Per Share:
Net Income	$27,026	34,928	$0.78

FISCAL YEAR ENDED MARCH 31, 2000
Basic Earnings Per Share:
Net Income	$10,019	27,639	$0.36

Common shares issuable upon exercise of stock options using the treasury method	—	3,347	—

Diluted Earnings Per Share:
Net Income	$10,019	30,986	$0.32

      Securities outstanding at March 31, 2002 which were not included in the calculation of diluted net loss per share, as to do so would be anti-dilutive, consisted of 5,681,818 related to 5 3/4% convertible subordinated notes and 1,816,090 related to options.

Software Development Costs

      Costs related to research, design and development of software products and enhancements to existing software products are expensed as incurred until technological feasibility (generally in the form of a working model) of the product has been established, at which time such costs are capitalized, subject to net realizable value. Costs eligible for capitalization, incurred after achieving technological feasibility and before general release of the product, were not material for any periods presented. Accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from business combinations completed after June 30, 2001. The Company does not expect the adoption of SFAS 141 to have a material effect on our financial condition or results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 discontinues amortization of goodwill and intangible assets deemed to have indefinite lives and requires such assets to be reviewed at least annually for impairment. SFAS 142 also includes provisions on the identification of intangible assets, reclassification of certain intangibles from previously reported goodwill, and reassessment of the useful lives of existing intangibles. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The Company will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions for goodwill and other intangible assets of SFAS 142 is expected to result in a reduction in operating expenses of approximately $0.5 million in fiscal 2003. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2003, and does not expect the effect of these tests to be material to its financial condition or results of operations.

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” or SFAS 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard, and does not expect its adoption to be material to its financial condition or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for impairment of long-lived assets. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

3.     Supplemental Statements of Cash Flows Disclosures

	Fiscal Year Ended March 31,

	2002	2001	2000

	(Dollars in thousands)
Cash paid for interest	$4,125	$636	$167
Cash (received) paid for domestic and foreign income taxes, net	$(1,590)	$11,064	$39
Non-cash transactions:
Stock issued to retire long term debt	$—	$—	$5,066
Stock issued in exchange for PST redeemable preferred stock and redeemable preferred stock warrants	$—	$—	$5,000
Stock issued to acquire PAT	$—	$—	$390
Stock issued to acquire SemiFab	$—	$13,404	$—
Stock issued to acquire AMP	$—	$19,000	$—
Stock issued to acquire GW	$8,000	$—	$—

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Non-Recurring Charges

      Non-recurring charges recorded were (in thousands):

	March 31,

	2002	2001	2000

Land impairment	$17,925	$—	$—
Severance and benefits	4,511	540	—
Excess facilities	3,685	439	—
Contract cancellation	—	—	2,500
Reduction in estimate of prior year required reserve	—	—	(200)

Total	$26,121	$979	$2,300

Land Impairment

      The Company owns land in Fremont, California, which it is currently marketing for sale. The Company had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, the Company leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. The Company purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, the Company estimated that the then market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001.

Restructuring

      Non-recurring restructuring charges were recorded in fiscal 2002 associated with the Company’s plan to shut down some of its manufacturing and service locations, outsource some of its manufacturing activities and consolidate the remainder of its domestic manufacturing in Fremont California, as well as to reduce its workforce due to economic conditions. These charges included approximately $3.7 million in write-downs of assets and reserves for lease commitments, net of estimated sublease income that the Company expects to generate from the vacated facilities, and severance costs of approximately $4.5 million related to reductions in force of approximately 435 employees or approximately 29% of its workforce.

      In the fourth quarter of fiscal 2001, in response to a decrease in net sales and new orders, the Company incurred a $0.5 million charge relating to the reduction in its employed workforce by 149 regular full-time employees and approximately 150 temporary employees primarily in Fremont, California. In addition, as of March 31, 2001, the Company had accrued $0.5 million relating to a plan to close a small manufacturing facility in Japan. The Company had communicated the plan to the affected employees prior to March 31, 2001.

      In fiscal 2000, in connection with the decision to move to a purely direct sales channel in Japan, the Company paid $2.5 million to cancel an agreement previously entered into to sell products in the Japanese market. Additionally, during fiscal 2000, a reduction of $0.2 million was made to the restructuring reserve balance to adjust for revised estimates related to restructuring activities.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s non-recurring charges including restructuring activities for the fiscal year ended March 31, 2002 (dollars in thousands):

	Land	Severance	Excess
	Impairment	and Benefits	Facilities	Total

Balance at March 31, 2001	$—	$—	$—	$—
Non-recurring charges	17,925	4,511	3,685	26,121
Less non-cash charges	(15,000)	—	(781)	(15,781)
Amounts paid in cash	(2,925)	(3,770)	(472)	(7,167)

Balance at March 31, 2002	$—	$741	$2,432	$3,173

The Company expects to utilize the remaining balance of approximately $3,173,000 during fiscal 2003, primarily with cash.

5.     Debt

      The Company had Japanese Yen 2,216 million ($16.7 million) and Japanese Yen 3,608 million ($28.8 million) at March 31, 2002 and 2001, respectively of short-term debt from banks in Japan. As of March 31, 2002, the interest rate ranged from 1.4 percent to 1.9 percent (interest rates ranged from 1.4 percent to 2.0 percent at March 31, 2001).

      Long-term debt consisted of the following (dollars in thousands):

	March 31,

	2002	2001

Convertible subordinated notes	$86,250	$—
Unsecured loans from banks	—	558
Secured straight bonds	4,508	1,596

Total long-term debt	90,758	2,154
Less: Current portion of long-term debt	(825)	(404)

Long-term debt, net of current portion	$89,933	$1,750

      At March 31, 2002, maturities of all long-term debt are as follows (dollars in thousands):

Fiscal Year Ending March 31,

2003	$825
2004	875
2005	795
2006	735
2007 and thereafter	87,528

$90,758

Convertible Subordinated Notes

      On July 3, 2001 the Company completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes which resulted in aggregate proceeds of $83.0 million to the Company net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each year and are redeemable at the Company’s option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization, are included in other assets. Issuance costs are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.4 million during the year ended March 31, 2002. At March 31, 2002, the Company was in compliance with all covenants under the convertible subordinated notes.

Unsecured Loans from Banks

      The Company had Japanese Yen 69.9 million ($0.6 million) of unsecured loans with a bank in Japan at March 31, 2001, with interest ranging from 1.7 percent to 2.0 percent at March 31, 2001. This loan was fully repaid in fiscal 2002.

Secured Straight Bonds

      The Company had Japanese Yen 597.8 million ($4.5 million) and Japanese Yen 200.0 million ($1.6 million) of secured straight bonds from a bank in Japan at March 31, 2002 and 2001, respectively. During the year ended March 31, 2002, the Company borrowed an additional Japanese Yen 400.0 million ($3.0 million) and paid Japanese Yen 2.2 million ($0.1 million) on this debt. The bonds bore interest at rates ranging from 1.5 percent to 2.3 percent as of March 31, 2002 and 1.4 percent as of March 31, 2001 and mature in fiscal 2008. Certain of the Company’s assets in Japan have been pledged as security for short-term debt and secured straight bonds. As of March 31, 2002, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling $13.7 million. The pledged assets secure $4.5 million in secured straight bonds and $9.2 million in other short-term debts.

6.     Redeemable Convertible Preferred Stock

      Progressive Systems Technologies, Inc. (PST), a company acquired by the Company through a pooling-of-interests transaction in fiscal 2000, had authorized the issuance of up to 5,000,000 shares of preferred stock and designated 4,504,505 of the preferred stock to be Series A preferred stock. In January 1996, PST issued the Series A preferred stock to outside investors for consideration of $5.0 million. The Series A preferred stock was convertible at any time into PST common stock on a one-for-one basis subject to certain antidilution provisions. At March 31, 1999, such conversion rate equaled one-for-one. In connection with the merger with PST, all outstanding shares of redeemable preferred stock plus 842,632 common stock warrants, attached to subordinated promissory notes issued by PST, were converted into 5,347,137 shares of PST common stock, which were then converted into 369,398 shares of the Company’s common stock. In June 1999, $4.5 million of subordinated promissory notes, and $0.4 million of additional funding and accrued interest were converted into 450,260 shares of Company common stock.

7.     Common Stock

      As of March 31, 2002, the following shares of Company common stock were available for issuance:

Employee Stock Option Plans	286,793
Employee Stock Purchase Plan	472,143

758,936

Private Placements

      In May 1999, the Company completed a private placement of 1,250,000 shares of its common stock to eight institutional investors. The private placement was priced at $9.00 per share, generating net proceeds of approximately $11.0 million. The purpose of the private placement was to untaint shares of common stock to

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtain pooling of interests accounting treatment for the acquisition of PST completed in June 1999 (see note 11). The proceeds were used for general corporate purposes.

Secondary Offering

      In November 1999, the Company completed a secondary public offering of 4,458,000 shares of common stock at an offering price of $20.25 per share, less $1.22 per share underwriting discount, or $19.03 per share. Of the 4,458,000 shares offered, 458,000 shares were issued and sold by the Company pursuant to the underwriters’ over-allotment provision. Proceeds from the offering, net of issuance costs of $0.8 million, amounted to $84.1 million. The proceeds were used for the acquisition of MECS, capital expenditures, working capital and other general corporate purposes.

Common Stock Split

      On December 30, 1999, the Board of Directors declared a two-for-one stock split of the Company’s common stock in the form of a 100 percent stock dividend. The stock dividend was paid on February 4, 2000 to the holders of record on January 7, 2000. All share and per share data, including common stock equivalents, have been adjusted to give effect to the stock split.

Stock Option Plans

      The Company has five stock option plans: the 1986 Employee Stock Option Plan (the “1986” plan), the 1993 Employee Stock Option Plan (the “93 Plan”), the 1993 Non- Employee Directors’ Stock Plan, the 2001 Non-Officer Equity Plan (the “2001 Plan”) and the SemiFab Inc. 1993 Flexible Stock Incentive Plan (“the SemiFab Plan”). Under all of the Company’s stock option plans, options are granted for ten year periods and become exercisable ratably over a vesting period of four years or as determined by the Board of Directors.

      The 1986 Plan was terminated in 1994, and there are no further options available for issuance.

      Under the 93 Plan, as amended, 12,784,790 shares of common stock are reserved for issuance. The 93 Plan provides for the grant of both incentive stock options and non-qualified stock options to key employees and consultants of the Company. In fiscal 2001, the Company began granting non-employee directors stock options pursuant to the 93 Plan. Under the 93 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at grant date (85.0 percent for non-qualified options).

      The 1993 Non-Employee Directors’ Stock Plan was terminated in 1999, and there are no further options available for issuance.

      Under the 2001 Plan, adopted in January 2001, 1,800,000 shares of common stock are reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at grant date.

      The SemiFab Plan was acquired with the acquisition of SemiFab in February 2001. In connection with the acquisition of SemiFab by the Company, options are no longer granted from the SemiFab plan and any options outstanding that were initially granted under the SemiFab plan are exercisable into Company common stock.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity in the Company’s stock option plans is summarized as follows (prices are weighted average prices):

	Fiscal Year Ended March 31,

	2002		2001		2000

	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	8,194,290	$13.47	6,193,219	$11.13	6,725,686	$6.05
Granted	3,716,432	11.83	3,536,097	22.30	2,683,315	17.99
Exercised	(560,954)	6.63	(435,576)	5.93	(2,019,372)	5.70
Cancelled	(1,377,851)	17.13	(1,099,450)	32.75	(1,196,410)	7.32

Options outstanding, end of year	9,971,917	$12.76	8,194,290	$13.47	6,193,219	$11.13

Exercisable, end of year	4,498,458	$10.77	3,373,002	$8.89	2,446,609	$6.89

      The following table summarizes the stock options as of March 31, 2002 (prices and contractual life are weighted averages):

	Options Outstanding
				Exercisable Options
		Remaining
	Number	Contractual		Number	Exercise
Actual Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.00 - $5.50	1,131,534	5.86	$3.83	831,948	$3.97
5.52 - 6.88	1,250,759	6.03	6.74	1,247,646	6.74
7.08 - 9.75	1,093,910	7.93	8.70	444,794	8.76
9.81 - 12.03	1,234,608	7.32	10.67	717,605	10.87
12.10 - 12.90	1,342,829	9.46	12.78	140,916	12.32
12.93 - 14.00	1,358,928	9.10	13.38	272,051	13.29
14.13 - 19.94	1,254,517	7.91	16.54	329,780	16.07
20.06 - 73.06	1,304,832	7.91	27.18	513,718	27.97

$0.00 - $73.06	9,971,917	7.74	$12.76	4,498,458	$10.77

      The Company accounts for its stock option plans under APB Opinion No. 25. Had compensation cost for these stock option plans and other plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and per share information would have been adjusted to the following pro forma amounts, for the years ended March 31, (dollars in thousands, except per share amounts):

	2002	2001	2000

Net income (loss)
As reported	$(148,917)	$27,026	$10,019
Pro forma	$(161,920)	$13,843	$2,557
Basic net income (loss) per share
As reported	$(4.21)	$0.82	$0.36
Pro forma	$(4.52)	$0.42	$0.09
Diluted net income (loss) per share
As reported	$(4.21)	$0.78	$0.32
Pro forma	$(4.52)	$0.40	$0.09

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average grant date fair value of options during fiscal 2002, 2001 and 2000 was $7.27, $13.47, and $11.13, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001, and 2000; risk-free interest rate of 4.97 percent, 4.89 percent and 6.4 percent, respectively; expected dividend yields of 0.0 percent; expected lives of 4.73 years, 4.80 years and 4.81 years, respectively; expected volatility of 76 percent, 81 percent, and 74 percent, respectively.

Employee Stock Purchase Plan

      Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 1,900,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at a price not less than 85 percent of the market value of the stock on specified dates. During the years ended March 31, 2002, 2001 and 2000, 239,702, 132,804 and 156,344 shares, respectively, were issued under the plan. As of March 31, 2002, 1,427,857 shares had been purchased by employees under the Plan.

8.     Commitments

      The Company leases various equipment and facilities under non-cancelable finance and operating leases. At March 31, 2002, the future minimum commitments under these leases were as follows (dollars in thousands):

	Finance	Operating
Fiscal Year Ending March 31,	Lease	Lease

2003	$1,416	$7,533
2004	613	6,209
2005	479	5,657
2006	300	4,282
2007 and thereafter	19	5,919

	$2,827	$29,600

Less interest	(190)

Present value of minimum lease payments	$2,637
Less: current portion of finance leases	(1,305)

Finance leases, net of current portion	$1,332

      Rent expense under the Company’s operating leases was approximately $8.5 million, $7.5 million and $3.5 million for the years ended March 31, 2002, 2001 and 2000, respectively.

      The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital and operating expense requirements until at least the end of fiscal 2003 (see Note 14 regarding Proposed Joint Venture).

9.     Reportable Segments

      The Company offers a family of products and related services to provide a front-end automation and isolation system for wafer handling in semiconductor manufacturing facilities. All of the Company’s activities are aggregated into a single operating segment. As a result, no operating segment information is required.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net sales by geography were as follows (dollars in thousands):

	Fiscal Year Ended March 31,

	2002	2001	2000

United States	$93,097	$192,362	$90,204
Taiwan	20,334	98,305	78,913
Japan	45,610	102,784	30,646
Europe	18,321	39,766	7,854
Other Asia (excluding Japan and Taiwan)	16,591	58,325	17,937

Total	$193,953	$491,542	$225,554

      The net sales by product or service categories comprising the Company’s net sales were as follows (dollars in thousands):

	Fiscal Year Ended March 31,

	2002	2001	2000

Tool Based Solutions	$130,971	$386,438	$185,539
Factory Connectivity Solutions	19,756	39,256	15,655
Wafer and Reticle Carriers	24,795	38,816	19,556
Services & other	18,431	27,032	4,804

Total	$193,953	$491,542	$225,554

      In the fiscal years ended March 31, 2002 and 2001, no one customer individually accounted for more than 10.0 percent of net sales. In the fiscal year ended March 31, 2000, two customers in aggregate accounted for approximately 22.3 percent of net sales and were the only customers that individually accounted for more than 10.0 percent of net sales.

      Property and equipment, net, by geographical location were as follows (dollars in thousands):

	March 31,

	2002	2001

United States	$29,521	$30,411
Japan	7,928	9,109
Other	917	640

Total	$38,366	$40,160

10.     Income Taxes

      The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows (dollars in thousands):

	Fiscal Year Ended March 31,

	2002	2001	2000

Pretax Income (Loss)
Domestic	$(196,456)	$39,679	$15,202
Foreign	2,819	7,082	2,325

	$(193,637)	$46,761	$17,527

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes consisted of (dollars in thousands):

	Fiscal Year Ended March 31,

	2002	2001	2000

Current:
Federal	$(5,712)	$16,674	$5,079
State	80	861	396
Foreign	747	123	674

Total current	(4,885)	17,658	6,149

Deferred:
Federal	(35,755)	(12)	96
State	(4,080)	(417)	1,263

Total deferred	(39,835)	(429)	1,359

	$(44,720)	$17,229	$7,508

      The provision for income taxes is reconciled with the Federal statutory rate as follows (dollars in thousands):

	Fiscal Year Ended March 31,

	2002	2001	2000

Provision computed at Federal statutory rate	$(67,773)	$16,366	$6,134
State taxes, net of Federal benefit	(3,342)	2,287	785
Foreign income and withholding taxes in excess of statutory rate	(118)	569	(233)
In-process research and development	185	—	1,928
Non-deductible expenses and other	264	665	88
Foreign sales corporation benefit	—	(1,714)	(636)
Other	—	(1,500)	—
Non-deductible goodwill amortization and write-down	26,277	1,777	—
Tax exempt income	(213)	(1,221)	(558)

	$(44,720)	$17,229	$7,508

Effective income tax rate	23%	37%	43%

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax asset are as follows (dollars in thousands):

	Fiscal Year Ended
	March 31,

	2002	2001

Net operating loss and credit carryforwards	$36,151	$4,345
Reserves and accruals	26,264	14,978
Foreign deferred tax asset (MECS)	10,791	10,791
Depreciation and amortization	2,918	2,978

Deferred tax asset	76,124	33,092

Intangibles	(6,478)	—

Deferred tax liability	(6,478)	—

Gross deferred tax asset	69,646	33,092
Valuation allowance for net deferred tax asset	(11,924)	(13,024)

Net deferred tax asset	$57,722	$20,068

      The Company has recorded a net deferred tax asset of approximately $57.7 million, of which approximately $36.2 million relates to net operating loss carryforwards and tax credits generated by the Company and its domestic subsidiaries, which expire at various dates through March 2022.

      As of March 31, 2002, $10.8 million of the deferred tax asset relates to pre-merger foreign net operating loss carryforwards of MECS which expire in 2005. The utilization of the foreign net operating loss carryforwards is subject to the ability of MECS to generate future foreign taxable income. As a result, a valuation allowance has been recorded related to pre-merger net operating loss carryforwards of approximately $10.2 million.

      Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized. Although the net deferred tax asset is considered realizable, actual amounts could be reduced if sufficient future taxable income is not achieved or if future events cause a change in management’s expectation of realization of these assets.

11.     Acquisitions

GW Associates, Inc. (GW)

      On May 22, 2001 the Company acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of the Company’s common stock valued at $8.0 million and a note for $16.0 million which was paid in May 2002 in the Company’s common stock. The note payable is included in accrued liabilities and other in the accompanying consolidated balance sheet. The acquisition was accounted for using the purchase method of accounting. Accordingly the results of GW have been combined with those of the Company since the date of acquisition. Approximately $26.5 million of the purchase price, in excess of the net assets of $4.5 million acquired, was allocated to intangible assets. These intangible assets consist of in-process research and development, developed technology, installed customer base, assembled workforce, trade name, and the excess purchase price of the net assets acquired. Because there can be no assurance that the Company will be able to successfully complete the associated products or that the technology has any alternative future use, $2.0 million of such in-process research and development was charged as an expense during fiscal 2002. The remaining intangible assets are being amortized over three to six years.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comparative pro forma information reflecting the acquisition of GW has not been presented because the operations of GW are not material to the Company’s consolidated financial statements.

SemiFab, Inc. (SemiFab)

      On February 12, 2001, the Company acquired 100% of the outstanding capital stock of SemiFab and assumed all options to purchase SemiFab shares, a manufacturer of environmental control equipment and a contract manufacturer for the semiconductor equipment industry, for $6.3 million of cash and assumed debt, and 990,892 shares of the Company’s common stock and the option to purchase 55,500 shares of the Company’s common stock. Total initial consideration was $19.7 million. In addition, the Company issued 445,891 shares of its common stock into escrow to be awarded if certain operating results are achieved over the next twelve months. Since the outcomes of the contingencies were not yet determinable at March 31, 2002, these shares were not included in the purchase price. The acquisition was accounted for using the purchase method of accounting. Accordingly the results of SemiFab have been combined with those of the Company’s since the date of acquisition. Approximately $16.0 million of the purchase price in excess of the net assets of $3.7 million acquired was allocated to various intangible assets. These intangible assets consist of customer base, developed technology and know how, assembled workforce and excess purchase price of the net assets acquired that are being amortized over lives ranging from three to six years.

      Comparative pro forma information reflecting the acquisition of SemiFab has not been presented because the operations of SemiFab are not material to the Company’s consolidated financial statements.

Advanced Machine Programming, Inc. (AMP)

      On February 2, 2001, the Company acquired 100% of outstanding capital stock of AMP, a manufacturer of precision machined parts for the semiconductor equipment industry, for $20.9 million of cash and 1,081,261 shares of the Company’s common stock valued at $19.0 million. The acquisition was accounted for using the purchase method of accounting. Accordingly the results of AMP have been combined with those of the Company’s since the date of acquisition. Approximately $35.9 million of the purchase price, in excess of the net assets of $4.0 million acquired, was allocated to various intangible assets. These intangible assets consist of developed technology and know how, assembled workforce and excess purchase price of the net assets acquired that are being amortized over lives ranging from three to six years.

      Comparative pro forma information reflecting the acquisition of AMP has not been presented because the operations of AMP are not material to the Company’s consolidated financial statements.

MECS Corporation (MECS)

      During the year ended March 31, 2000, the Company acquired a 78.6 percent ownership interest of MECS, a Japan based manufacturer of robotic systems used to automate sophisticated semiconductor and flat panel display manufacturing equipment in exchange for $12.4 million of cash. The Company acquired additional shares in MECS in subsequent periods, bringing its ownership interest to 96.8 percent at March 31, 2002. On October 1, 2000, the Company merged Asyst Japan, Inc. into MECS. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of MECS operations have been combined with those of the Company’s since the date a majority interest was acquired on March 23, 2000.

      In connection with the acquisition, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. Approximately $18.7 million of the purchase price (including a reduction of approximately $3.8 million in December 2000 related to recognition of a tax loss carryforward that had been reserved at the date of acquisition) was assigned to intangible assets related to existing product technology, the assembled workforce and the excess of purchase price over the net assets acquired. These intangible assets are being amortized over a seven year period. In addition, approximately $0.9 million of the purchase price was

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigned to in-process research and development. Because there was no assurance that the Company would be able to successfully complete the development of MECS products or that the technology had any alternative future use, such in-process research and development was charged as an expense in the year ended March 31, 2000.

      The following pro-forma consolidated results of operations are presented as if the acquisition of MECS had been made at April 1, 1999 (unaudited; dollars in thousands, except per share amounts).

Fiscal Year
Ended
March 31,
2000

Net sales	$278,733
Net income	4,685
Basic earnings (loss) per share	0.17
Diluted earnings (loss) per share	0.15

Palo Alto Technologies, Inc. (PAT)

      On August 27, 1999, the Company acquired all of the shares of PAT, a company formed in 1997 to develop and market a new concept wafer transport system for use in semiconductor manufacturing facilities, for $4.6 million consisting primarily of cash and Company common stock. Approximately $4.6 million of the purchase price in excess of the value of the net liabilities assumed was allocated to various intangible assets including $4.0 million allocated to in-process research and development which was expensed in the three-month period ended September 30, 1999. The remaining $0.6 million was assigned to intangible and other assets and was being amortized over a 5 year period. During fiscal 2002 the Company concluded that the unamortized intangible assets related to this acquisition were impaired and wrote off the remaining balance. Dr. Mihir Parikh, the Company’s Chairman and Chief Executive Officer, and Mr. Anthony Bonora, the Company’s Executive Vice President, Chief Technology Officer and Asyst Fellow, were shareholders of PAT and Dr. Mihir Parikh was the Chairman of the Board of Directors of PAT.

Progressive Systems Technologies, Inc. (PST)

      On June 2, 1999, the Company completed its acquisition of 100 percent of the common stock of PST, in exchange for 549,620 shares of common stock of the Company. In addition to the exchange of common stock in the merger, 450,380 shares of common stock of the Company were issued in exchange for cancellation of $4.9 million of PST debt and accrued interest. PST manufactures wafer-sorting equipment used by semiconductor manufacturers. The acquisition was accounted for using the pooling of interest method of accounting. Accordingly, the accompanying consolidated financial statements were restated for all periods prior to the business combination. All material intercompany transactions between the Company and PST were eliminated. Costs associated with the PST merger, which were not material, consisted primarily of transaction costs and were expensed in the period incurred. PST’s fiscal year end was December 31. For purposes of the restatement, PST’s restated year ended December 31, 1999, was combined with the Company’s year ended March 31, 2000, and PST’s year ended December 31, 1998 was combined with the Company’s year ended March 31, 1999. As a result, the net sales of $1.5 million and net loss of $2.3 million to account for the excluded net loss of PST for the three month period from January 1, 2000 to March 31, 2000 were made to the accumulated deficit in the year ended March 31, 2000. Conforming PST’s accounting practices to the Company’s resulted in no adjustments to net income (loss) or shareholders’ equity.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assessment of Carrying Value

      During fiscal 2002, the Company, as part of its review of financial results, performed an assessment of the carrying value of the Company’s goodwill and intangible assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with various acquisitions. The assessment was performed pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the significant negative industry and economic trends affecting both the Company’s current operations and expected future sales as well as the general decline of technology valuations, the Company concluded that the carrying values of goodwill and other intangible assets recorded in connection with various acquisitions were impaired and as such took an impairment charge of $60.4 million during the quarter ended December 31, 2001 to reduce the carrying value of these assets to fair value. Management believes that the remaining unamortized balance of intangible assets is recoverable.

      The following table summarizes the impairment charges (in millions):

					Total
		Developed	Customer	Assembled	Impairment
	Goodwill	Technology	Base and List	Workforce	Charges

GW	$9.2	$1.8	$0.5	$0.1	$11.6
SemiFab	2.3	5.4	2.6	—	10.3
AMP	27.6	—	—	0.1	27.7
MECS	5.0	1.7	—	0.7	7.4
Hine Design, Inc.	3.3	—	—	0.1	3.4

	$47.4	$8.9	$3.1	$1.0	$60.4

12.     Legal Proceedings

      In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G. (“Jenoptik”), Jenoptik-Infab, Inc. (“Infab”), and Emtrak, Inc. and Empak, Inc. (collectively, “Empak”), alleging infringement of two patents related to the Company’s SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counterclaims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Empak also alleged that the Company violated federal antitrust laws and engaged in unfair competition. The Company denied these allegations. In May 1998, the Company along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counterclaims against each other. In November 1998, the court granted defendants’ motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company’s motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counterclaims brought by the defendants. Thereafter, the parties stipulated to, and the court ordered, the dismissal with prejudice of the defendants’ unfair competition and remaining antitrust counterclaim, and the Company’s breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims, leaving only the patent related claims and counterclaims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of the Company’s arguments, but decided that it would not change its prior ruling on summary judgment and that it would also grant summary judgment for defendants on the remaining patent infringement claim. The Company appealed. On October 10, 2001, the appellate court reversed the district court’s decision

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to grant defendants’ motion for summary judgment and remanded the case back to the district court. The matter is now proceeding before the district court.

13.     Related Party Transactions

      At March 31, 2002, the Company held two notes receivable from a former executive officer totaling $0.8 million, notes from two former employees totaling $0.2 million and notes from four current employees totaling $0.9 million. During fiscal 2002, the Company forgave $0.1 million of notes receivable from former employees in accordance with the provisions of their separation agreements. At March 31, 2001, the Company held two notes receivable from an executive officer totaling $0.8 million and five separate notes receivable from other employees totaling $1.1 million. In all but one case, loans were extended to these individuals to assist them in their relocation to California. The remaining loan was extended in connection with a personal matter. Each of the notes receivable are secured by second deeds of trust on certain real property and pledged securities of the Company owned by the employees and are included in other assets at March 31, 2002 and 2001.

      On February 28, 2002, the Company entered into an Employment Separation Agreement with Dennis Riccio, Senior Vice President, Worldwide Sales and Service. Pursuant to this agreement, Mr. Riccio agreed to continue as a part-time employee until October 19, 2002. In exchange, he will receive compensation for his work as a part-time employee, his outstanding options continued to vest until May 31, 2002, and he will be eligible to continue to participate in deferred compensation and long-term incentive plans until October 19, 2002. Mr. Riccio agreed not to compete with the Company while a part-time employee.

      The Company loaned Mr. Riccio $350,000 in November 1998 and $450,000 in February 1999 to assist in his relocation from Texas to California. The first loan has an interest rate of 4.47 percent per annum and the second loan has an interest rate of 4.64 percent per annum. Both loans are secured by deeds of trust on his California residence. Pursuant to his Employment Separation Agreement, the terms of the loans have both been amended to become due on December 31, 2002, and the interest due under the loans will be forgiven if Mr. Riccio repays the entire principal balance of the loans.

      In April 1999, the Company entered into an employment agreement with Mihir Parikh, its Chairman and Chief Executive Officer. The term of employment commenced on April 1, 1998, and extends for three years, renewing daily, so that, absent notice by either party of an intent not to continue the term, the term shall always be three years. The employment agreement set Dr. Parikh’s initial base salary at a minimum of $325,000 annually. Pursuant to the agreement, the Company’s Compensation Committee is obligated to annually review his base salary for potential increase. In addition, during the employment term, Dr. Parikh is eligible to receive annual bonuses and to participate in the Company’s stock incentive plans. Also, he is eligible to participate in any of the Company’s benefit plans maintained for its employees. If the Company terminates Dr. Parikh’s employment without cause or if he terminates his employment for good reason, either before or within six months following a change in control he will be entitled to receive a lump-sum cash payment equal to the present value of the sum of (A) three times his then current annual base salary and (B) three times an annual average bonus amount, determined under a formula set forth in the employment agreement. Dr. Parikh will also be entitled to all benefits that were payable to him at the time of termination and to continued participation for 18 months thereafter, in the Company’s health and life insurance plans in which he was then a participant. In addition, during the term of employment and for one year thereafter, unless his employment terminates without cause or for good reason, he may not solicit away employees or customers.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Subsequent Events

Asyst Connectivity Technologies, Inc. (ACT)

      On May 29, 2002, ACT, a wholly-owned subsidiary of Asyst purchased substantially all of the assets of domainLogix Corporation (DLC), a leading developer of next-generation software for tool communication and provider of a variety of consulting, development and integration services to customers. Prior to this acquisition, the Company owned approximately seven percent of the outstanding shares of DLC. The DLC assets were acquired for $2.7 million of cash, $0.9 million of liabilities assumed, and 468,796 shares of Asyst common stock valued at $7.9 million. In addition, certain employees of ACT received 304,327 restricted stock grants of Asyst common stock, to vest over four years based on continued employment with ACT. The majority of the purchase price will be recorded as goodwill and intangible assets, including in-process research and development, based on an independent appraisal.

Proposed Joint Venture, Asyst Shinko, Inc.

      On May 24, 2002 the Company signed a definitive agreement with Shinko Electric Co., Ltd. (Shinko), under which the two companies will establish a new joint venture company, to be called Asyst Shinko, Inc. The joint venture will develop, manufacture and market Shinko’s market-leading Automated Materials Handling Systems (AMHS). The transaction is expected to close in October 2002. Under terms of the agreement, Asyst will acquire 51% of the joint venture for approximately JPY 8.16 billion ($65.3 million) and Shinko will contribute its entire AMHS business, including intellectual property and other assets, installed base and 250 employees.

      The Company currently anticipates pursuing additional funds to pay for its share of the joint venture, as well as to support its working capital and operating expense requirements or for other purposes. However there can be no assurance that such sources of funding will be available on reasonable terms, if at all.

15.     Quarterly Financial Data

Fiscal Year Ended March 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Unaudited)

	(In thousands, except per share data)
Net sales	$67,259	$51,015	$37,329	$38,350
Gross profit	$17,494	$12,494	$(5,261)	$9,093
Net income (loss)	$(27,555)	$(18,341)	$(89,848)	$(13,173)
Basic earnings (loss) per share	$(0.79)	$(0.52)	$(2.54)	$(0.37)
Diluted earnings (loss) per share	$(0.79)	$(0.52)	$(2.54)	$(0.37)
Shares used in basic per share calculations	35,007	35,286	35,419	35,779
Shares used in diluted per share calculations	35,007	35,286	35,419	35,779

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year Ended March 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Unaudited)

	(In thousands, except per share data)
Net sales	$122,483	$126,000	$127,980	$115,079
Gross profit	$55,332	$58,843	$57,995	$13,576
Net income before cumulative effect of change in accounting principle	$15,389	$16,581	$13,803	$(16,241)
Cumulative effect of a change in accounting principle, net of tax	$(2,506)	$—	$—	$—
Net income (loss)	$12,883	$16,581	$13,803	$(16,241)
Basic earnings per share before cumulative effect of change in accounting principle	$0.48	$0.51	$0.43	$(0.48)
Cumulative effect of a change in accounting principle	$(0.08)	$—	$—	$—
Basic earnings (loss) per share	$0.40	$0.51	$0.43	$(0.48)
Diluted earnings per share before cumulative effect of change in accounting principle	$0.43	$0.48	$0.41	$(0.48)
Cumulative effect of a change in accounting principle	$(0.07)	$—	$—	$—
Diluted earnings (loss) per share	$0.36	$0.48	$0.41	$(0.48)
Shares used in basic per share calculations	32,162	32,308	32,416	33,901
Shares used in diluted per share calculations	35,377	34,840	33,937	33,901

SCHEDULE II

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance	to/			Balance
	Beginning	Recovery			End
	of Year	of Expenses	Deductions	Acquired	of Year

	(In thousands)
Accounts Receivable:
March 31, 2000
Reserve for doubtful accounts	$1,947	$1,533	$(671)	$—	$2,809
March 31, 2001
Reserve for doubtful accounts	$2,809	$2,279	$(1,533)	$240	$3,795
March 31, 2002
Reserve for doubtful accounts	$3,795	$1,155	$(787)	$35	$4,198

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of June 2002.

ASYST TECHNOLOGIES, INC.

By:	/s/ MIHIR PARIKH

Mihir Parikh
Chairman and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mihir Parikh and Geoffrey G. Ribar, and each of them, his attorney-in-fact, and agents with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K or to the Annual Report on Form 10-K for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on June 28, 2002, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MIHIR PARIKH Mihir Parikh	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2002

/s/ GEOFFREY G. RIBAR Geoffrey G. Ribar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2002

/s/ P. JACKSON BELL P. Jackson Bell	Director	June 27, 2002

/s/ STANLEY GRUBEL Stanley Grubel	Director	June 27, 2002

/s/ ROBERT A. MCNAMARA Robert A. McNamara	Director	June 27, 2002

/s/ ANTHONY E. SANTELLI Anthony E. Santelli	Director	June 27, 2002

/s/ WALTER W. WILSON Walter W. Wilson	Director	June 27, 2002

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

2.2(	1)	Agreement and Plan of Merger and Reorganization among the Company, PSTI Merger SubAcquisition Corp., Progressive System Technologies, Inc., Advent International Investor 11, Envirotech Fund I and Global Private Equity Fund 11, dated as of June 2, 1999.
2.3(	2)	Stock Purchase Agreement among the Company, Palo Alto Technologies, Inc., or PAT, the Shareholders of PAT and the option holders of PAT, dated August 27, 1999.
2.4(	3)	Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999.
2.5(	4)	Amendment Agreement between the Company and MECS Corporation, dated March 23, 2000.
2.6(	5)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among Asyst Technologies, Inc., Ramp Acquisition Corp., Advanced Machine Programming, Inc., New AMP LLC, Matlock Charles Rowe & Company and the Selling Shareholders.
2.7(	6)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among Asyst Technologies, Inc., Tin Man Acquisition Corp., SemiFab, Inc. and certain principal shareholders of SemiFab.
2.8(	7)	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2001, among Asyst Technologies, Inc., Gem Acquisition Corp., GW Associates, Inc. and John S. Ghiselli.
3.1(	8)	Amended and Restated Articles of Incorporation of the Company.
3.2(	8)	Bylaws of the Company.
3.3(	2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3.4(	9)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4.1(	10)	Rights Agreement among the Company and Bank of Boston, N. A., as Rights Agent, dated June 25, 1998.
4.2(	1)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4.3(	11)	Indenture dated as of July 3, 2001 between the Company State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4.4(	11)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4.5		Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 31, 2001.
10.1(	8)	Form of Indemnity Agreement entered into between the Company and its directors and officers.
10.2(	12)	Company’s 1993 Stock Option Plan and related form of stock option agreement.
10.3(	8)	Company’s 1993 Employee Stock Purchase Plan and related offering document.
10.4(	8)	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.
10.5(	8)	Hewlett-Packard SMIF License Agreement dated June 6, 1984.
10.6(	13)	Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
10.10	(14)	Secured Promissory Note between the Company and Dennis Riccio, Dated November 16, 1998.
10.11	(14)	Secured Promissory Note between the Company and Dennis Riccio, Dated February 1, 1999.
10.12	(13)	Employment and Compensation Agreement between the Company and Mihir Parikh, dated April 1, 1999.
10.13	(2)	Lease Agreement between Aetna Life Insurance Company and Hine Design, Incorporated, dated August 4, 1995.
10.14	(2)	Industrial Space Lease Agreement between the Company and PEN Associates, dated November 13, 1995.

Exhibit
Number			Description of Document

10.15	(2)		Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc. dated November 20, 1995.
10.16	(2)		Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.
10.17	(2)		Industrial Space Lease Agreement between the Company and PEN Associates, dated December 14, 1997.
10.19	(2)		Amendment to Lease Agreement between the Company and the Kato Road Partners, dated July 30, 1999.
10.20	(2)		Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.
10.21	(15)		Lease agreement between the Company and Exar Corporation, dated October 18, 1999.
10.22	(16)		Employment Agreement between the Company and James C. Mitchener, Ph.D., dated March 28, 2000.
10.23	(17)		Employment Agreement between the Company and Pat Boudreau, dated May 25, 2000.
10.24	(17)		Master Lease between the Company and Lease Plan North America, Inc., dated June 30, 2000.
10.25	(7)		Second Amended and Restated Participation Agreement among the Company, Lease Plan North America, Inc., ABN Amro Bank N.V., and Certain Other Banks and Financial Institutions, dated February 21, 2001.
10.26	(7)		First Amendment to Second Amended and Restated Participation Agreement and Other Operative Documents and Termination of Certain Operative Documents, dated May 25, 2001.
10.27	(7)		Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.
10.28	(11)	*	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.
10.29	(11)	*	Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.
10.30	(11)	*	Banking Consent & Agreement between MECS, K.K. and Tokai Bank, K.K. dated November 30, 1998, December 6, 1999.
10.31	(11)	*	Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November 14, 1994.
10.32	(11)	*	Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.
10.33	(18)		Palo Alto Technologies, Inc. 1997 Stock Plan and related stock option agreement.
10.34	(18)		Progressive System Technologies, Inc. 1995 Stock Option/ Stock Issuance Plan and related notice document.
10.35			Employment Separation Agreement between the Company and Dennis Riccio dated February 28, 2002.
10.36			Second Amended and Restated Secured Promissory Note between the Company and Dennis Riccio dated April, 12, 2002.
10.37			Amended and Restated Secured Promissory Note between the Company and Dennis Riccio dated April, 12, 2002.
21.1			Subsidiaries of the Company.
23.1			Consent of Independent Accountants, PricewaterhouseCoopers LLP

*	English translation of original document.

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 18, 1999, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to our Registration Statement on Form S-3/ A, File No. 333-89489, filed with the Securities Exchange Commission on October 29, 1999, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K/ A, filed with the Securities Exchange Commission on June 6, 2000, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-54924, filed with the Securities Exchange Commission on February 2, 2001, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-56068, filed with the Securities Exchange Commission on February 23, 2001, and incorporated herein by reference.

(7)	Previously as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities Exchange Commission on June 19, 2001, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities Exchange Commission on July 19,1993, and incorporated herein by reference.

(9)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities Exchange Commission on July 31, 2000, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 29, 1998, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities Exchange Commission on August 14, 2001, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to our Registration Statement on Form S-1, File No. 333-88246, filed with the Securities Exchange Commission on February 13, 1995, and incorporated herein by reference.

(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities Exchange Commission on July 19, 1995, and incorporated herein by reference.

(14)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Securities Exchange Commission on August 16, 1999, and incorporated herein by reference.

(15)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed with the Securities Exchange Commission on February 14, 2000, and incorporated herein by reference.

(16)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities Exchange Commission on June 29, 2000, and incorporated herein by reference.

(17)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities Exchange Commission on August 14, 2000, and incorporated herein by reference.

(18)	Previously filed as an Exhibit to our Registration Statement on Form S-8, File No. 333-94619, filed with the Securities Exchange Commission on January 13, 2000, and incorporated herein by reference.