Form 10-Q
period 2002-06-30
ASYST TECHNOLOGIES INC /CA/
filed 2002-08-14
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File number 000-22430

ASYST TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2942251 (IRS Employer identification No.)

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

Yes [X]    No [   ]

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 15, 2002 was 38,013,901.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$64,658	$74,738
Restricted cash and cash equivalents	4,158	5,052
Short-term investments	14,000	5,000
Accounts receivable, net	40,545	29,715
Inventories	40,420	45,110
Deferred tax asset	33,937	33,906
Prepaid expenses and other	15,272	15,006

Total current assets	212,990	208,527

Property and equipment, net	39,162	38,366
Deferred tax asset	33,265	30,294
Intangible assets and other assets, net	72,571	67,228

Total assets	$357,988	$344,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term loans and notes payable	$19,964	$16,707
Current portion of long-term debt and finance leases	1,880	2,130
Accounts payable	16,919	10,246
Accrued liabilities and other	34,063	47,859
Deferred revenue	7,555	4,476

Total current liabilities	80,381	81,418

Long-term liabilities:
Long-term debt and finance leases, net of current portion	91,238	91,265
Other long-term liabilities	6,520	6,795

Total long-term liabilities	97,758	98,060

Shareholders’ equity:
Common stock	322,686	294,316
Accumulated deficit	(142,837)	(129,379)

Total shareholders’ equity	179,849	164,937

Total liabilities and shareholders’ equity	$357,988	$344,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended
	June 30,

	2002	2001

Net sales	$55,902	$67,259
Cost of sales	39,589	49,765

Gross profit	16,313	17,494

Operating expenses:
Research and development	10,511	11,319
Selling, general and administrative	17,490	23,075
Amortization of acquired intangible assets	2,000	3,542
Non-recurring charges	—	18,652
In-process research and development costs of acquired business	2,500	2,000

Total operating expenses	32,501	58,588
Operating loss	(16,188)	(41,094)
Other income (expense), net	(1,756)	(32)

Loss before benefit for income taxes	(17,944)	(41,126)
Benefit for income taxes	(4,486)	(13,571)

Net loss	$(13,458)	$(27,555)

Basic and diluted net loss per share	$(0.37)	$(0.79)

Shares used in the basic and diluted per share calculation	36,565	35,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(13,458)	$(27,555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,866	6,477
Employee and non-employee stock compensation	383	28
Provision for doubtful accounts	(276)	63
Write-down of land held for sale	—	15,000
Tax benefit realized from activity in employee stock option plans	—	244
In-process research and development costs	2,500	2,000
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,748)	21,098
Inventories	5,127	7,427
Deferred tax asset	(3,002)	(13,723)
Prepaid expenses and other	(3,832)	1,707
Other assets, net	1,833	3,420
Accounts payable	6,564	(10,627)
Accrued liabilities and other	1,254	(3,684)
Deferred revenue	3,079	2,871

Net cash provided by (used in) operating activities	(3,710)	4,746

Cash flows from investing activities:
Purchase of short-term investments	(9,000)	—
Sale or maturity of short-term investments	—	3,000
Purchase of restricted cash equivalents and short-term investments	(12,500)	(28,082)
Sale or maturity of restricted cash equivalents and short-term investments	13,394	37,550
Purchase of property and equipment, net	(3,627)	(3,383)
Net cash used in acquisitions	—	(3,759)

Net cash provided by (used in) investing activities	(11,733)	5,326

Cash flows from financing activities:
Net proceeds (payments) on short-term loans	1,890	(6,851)
Net proceeds (payments) from long-term debt and finance leases	(246)	1,791
Issuance of common stock	3,303	1,852

Net cash provided by (used in) financing activities	4,947	(3,208)

Effect of exchange rate changes on cash	416	—

Increase (decrease) in cash and cash equivalents	(10,080)	6,864
Cash and cash equivalents, beginning of period	74,738	34,749

Cash and cash equivalents, end of period	$64,658	$41,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION OF THE COMPANY:

     The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (“Asyst” or the “Company”), which was incorporated in California on May 31, 1984, and its subsidiaries. The Company designs, develops, manufactures and markets isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software utilized primarily in clean rooms for semiconductor manufacturing.

     In May 2002, Asyst Connectivity Technologies, Inc., a subsidiary of the Company (“ACT”), purchased substantially all of the assets of domainLogix Corporation, (“DLC”), a Texas corporation.

     In May 2001, the Company acquired 100 percent of the common stock of GW Associates, Inc. (“GW”), a California corporation.

     In February 2001, the Company acquired 100 percent of the equity of Advanced Machine Programming, Inc., a Delaware company, and SemiFab Inc., a Delaware company.

     All of the above transactions, which were unrelated, were accounted for using the purchase method of accounting.

2. SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the quarter ended June 30, 2002. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this Form 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 2002 included in its Annual Report on Form 10-K.

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

  Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents represent amounts that are restricted as to their use in accordance with Japanese debt agreements.

     Restricted cash and cash equivalents by security type are as follows (dollars in thousands):

	June 30,	March 31,
	2002	2002

	(Unaudited)
Cash	3,658	$4,552
Cash equivalents:
Institutional money market funds debt securities	$500	$500

Total	$4,158	$5,052

  Short-term Investments

     As of June 30, 2002 and March 31, 2002, short-term investments consisted of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, have not been material to date. The cost of the debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying condensed consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for either of the three month periods ended June 30, 2002 or 2001. The cost of investments sold is based on specific identification. The Company does not intend to hold the individual securities for greater than one year.

     Short-term investments by security type are as follows (dollars in thousands):

	June 30,	March 31,
	2002	2002

	(Unaudited)
U.S. corporate debt securities	$14,000	$5,000

  Supplemental Statements of Cash Flows Disclosure

     Cash paid (received) for interest and domestic and foreign income taxes are as follows (unaudited; dollars in thousands):

	Three Months Ended
	June 30,

	2002	2001

Interest	$84	$356
Income taxes	$183	$47

     The Company’s significant non-cash investing and financing activities were as follows (unaudited; dollars in thousands):

	Three months Ended
	June 30,

	2002	2001

Commitment to purchase land	$—	$41,121
Stock issued to acquire DLC	$13,510	$—
Stock issued in connection with GW acquisition	$16,000	$—

  Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

     Inventories consist of the following (dollars in thousands):

	June 30,	March 31,
	2002	2002

	(Unaudited)
Raw materials	$20,505	$23,161
Work-in-process and finished goods	19,915	21,949

Total	$40,420	$45,110

  Intangible Assets and Other Assets, net

Intangible assets and other assets, net include the following (in thousands):

	June 30,	March 31,
	2002	2002

	(Unaudited)
Purchased technology	$19,986	$14,848
Customer lists and other intangible assets	10,611	13,297
Licenses and patents	6,957	6,903
Goodwill	4,428	—
Land held for sale	26,121	26,121
Other	4,468	6,059

Total	$72,571	$67,228

     The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, in the first quarter of fiscal 2003. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and discontinues the amortization of goodwill. In addition, SFAS 142 includes provisions regarding: 1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141, “Business Combinations;” 2) the reassessment of the useful lives of existing recognized intangibles; and 3) the testing for impairment of goodwill and other intangibles.

     In accordance with SFAS 142, beginning April 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. The Company expects to complete the first step of the transitional goodwill impairment test in the second quarter of fiscal 2003.

     Based on criteria set out in SFAS 142, the Company reclassified $2.2 million of assets previously classified as intangible assets to goodwill. Intangible assets subject to amortization are being amortized over the following estimated useful lives using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, five to ten years; and licenses and patents, ten years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS 142. In connection with the DLC acquisition in May 2002, the Company recorded goodwill of $2.2 million in the quarter ended June 30, 2002.

     Intangible assets were as follows (in thousands):

	June 30, 2002		March 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Purchased technology	$31,358	$11,372	$24,787	$9,939
Customer lists and other intangible assets	15,899	5,288	19,504	6,207
Licenses and patents	8,696	1,739	8,496	1,593

Total	$55,953	$18,399	$52,787	$17,739
Unamortized intangible assets:
Goodwill	$4,428	$—	$11,376	$11,376

     Amortization expense was $2.1 million for the quarter ended June 30, 2002 and $3.6 million for the quarter ended June 30, 2001.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2003 and for the following fiscal years is as follows (in thousands):

Fiscal Years:
2003	$6,595
2004	8,669
2005	8,668
2006	6,509
2007	2,867
Thereafter	4,246

     To facilitate comparison with prior periods, the following table shows our results for the quarter ended June 30, 2001 and the three fiscal years ended March 31, 2002, if goodwill was not amortized for those periods (unaudited; dollars in thousands):

		Net Income (Loss)	Basic EPS	Diluted EPS
		Excluding	Excluding	Excluding
	Goodwill	Goodwill	Goodwill	Goodwill
Fiscal Period	Amortization	Amortization	Amortization	Amortization

Quarter ended June 30, 2001	$1,686	$(25,869)	$(0.74)	$(0.74)
Fiscal 2002	7,625	(141,292)	(3.99)	(3.99)
Fiscal 2001	3,457	30,483	0.93	0.87
Fiscal 2000	345	10,364	0.37	0.33

     The Company owns land in Fremont, California, which it is currently marketing for sale. The Company intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, the Company leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. The Company purchased the land on October 22, 2001 for $41.1 million and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, the Company estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001.

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

  Provision for Income Taxes

     For the three month period ended June 30, 2002 the Company recorded a benefit for income taxes of $4.5 million, representing an annual effective income tax rate of 25 percent. For the quarter ended June 30, 2001 the Company recorded a benefit for income taxes of $13.6 million, representing an annual effective income tax rate of 33 percent. The annual effective income tax rate for the quarter ended June 30, 2002 reflects the impact of non-deductible amortization and deferred stock compensation and research and development tax credits.

  Loss Per Share

     Basic loss per share is computed using the weighted average number of actual common shares outstanding, while diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted loss per share result from the assumed exercise of stock options and warrants, using the treasury stock method and the conversion of the redeemable convertible preferred stock. For periods for which there is a net loss, the number of shares used in the computation of diluted earnings (loss) per share are the same as those used for the computation of basic earnings (loss) per share as the inclusion of dilutive securities would be anti-dilutive.

     The following table sets forth the calculation of basic and diluted loss per share (unaudited; in thousands, except per share amounts):

	Three Months Ended
	June 30,

	2002	2001

Basic and diluted loss per share:
Net loss	$(13,458)	$(27,555)
Weighted average common shares	36,565	35,007

Basic loss per share	$(0.37)	$(0.79)

     Securities outstanding at June 30, 2002 which were not included in the calculation of diluted net loss per share, as to do so would be anti-dilutive, consisted of 5,681,818 related to the 5 3/4 percent convertible subordinated notes, 1,881,396 related to options and 304,327 related to restricted stock awards granted in connection with the acquisition of DLC.

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

  New Accounting Standard

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

3. REPORTABLE SEGMENTS:

     The Company offers a family of products and related services to provide a front-end automation and isolation system for wafer handling in semiconductor manufacturing facilities. All of the Company’s activities are aggregated into a single operating segment. As a result, no operating segment information is required.

     Net sales by geography were as follows (unaudited; dollars in millions):

	Three Months Ended
	June 30,

	2002	2001

United States	$26.2	$32.3
Taiwan	11.0	9.6
Japan	7.7	16.8
Other Asia/Pacific	6.2	3.0
Europe	4.8	5.6

Total	$55.9	$67.3

The net sales by product or service categories comprising the Company’s net sales were as follows (unaudited; dollars in millions):

	Three Months Ended
	June 30,

	2002	2001

Equipment Solutions	$24.5	$31.9
Fab Solutions	26.0	30.9
Connectivity Solutions	2.3	1.2
Other	3.1	3.3

Total	$55.9	$67.3

4. NON-RECURRING CHARGES:

     The Company incurred non-recurring charges of $18.7 million during the quarter ended June 30, 2001 consisting of a $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and severance costs of approximately $0.8 million. The Company owns land in Fremont, California, which it is currently marketing for sale. The Company had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, the Company leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. The Company purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, the Company estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001.

     The following table summarizes the Company’s utilization of accrued restructuring expense during the quarter ended June 30, 2002 (unaudited; dollars in thousands):

	Severance
	and	Excess
	Benefits	Facilities	Total

Balance at March 31, 2002	$741	$2,432	$3,173
Non-cash related utilization	(-)	(496)	(496)
Amounts paid in cash	(260)	(173)	(433)

Balance, June 30, 2002	$481	$1,763	$2,244

     The Company expects to utilize the remaining balance of approximately $2.2 million during the fiscal year ended March 31, 2003, primarily with cash.

5. SHORT-TERM LOANS:

     The Company had short-term debt from banks in Japan of Japanese Yen 2,496 million ($20.0 million) and Japanese Yen 2,216 million ($16.7 million) at June 30, 2002 and March 31, 2002, respectively. As of June 30, 2002, the interest rate ranged from 1.4 percent to 1.9 percent

6. LONG-TERM DEBT:

     On July 3, 2001 the Company completed the sale of $86.3 million 5 3/4 percent convertible subordinated notes which resulted in aggregate proceeds of $82.9 million to the Company net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at the Company’s option after July 3, 2004. The Company has additional long-term debt and finance leases totaling $6.9 million at June 30, 2002 and $7.1 million at March 31, 2002.

7. ASYST CONNECTIVITY TECHNOLOGIES, INC. (ACT):

     On May 29, 2002, ACT, a subsidiary of Asyst, purchased substantially all of the assets of domainLogix Corporation (DLC), a leading developer of next-generation software for tool communication and a provider of a variety of consulting, development and integration services to customers. Prior to this acquisition, the Company owned approximately seven percent of the outstanding shares of DLC. The acquisition is intended to solidify the Company’s position in connectivity solutions. The results of ACT reflect the acquisition of DLC’s assets from the purchase date. The DLC assets were acquired for $2.7 million of cash, $0.9 million of liabilities assumed, and 468,796 shares of Asyst common stock valued at $7.9 million. In addition, certain employees of DLC received a grant of 304,327 shares of Asyst common stock, to vest over four years based on continued employment with ACT. The stock grants are valued at approximately $5.7 million, based on their intrinsic value at the date of grant. Assets acquired include $460,000 of receivables and $40,000 of fixed assets. The majority of the purchase price will be recorded as goodwill and intangible assets, including in-process research and development, based on an independent appraisal. The appraisal is expected to be completed during the second quarter of fiscal 2003. The Company estimates the value of intangible assets as follows (unaudited; in thousands):

Amortizable intangible assets	$7,095
Goodwill	2,184
In-process research and development	2,500

     Comparative pro forma information reflecting the acquisition of DLC’s assets has not been presented because the operations of DLC were not material to the Company’s financial statements.

8. GW ASSOCIATES, INC. (GW)

     On May 22, 2001 the Company acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of the Company’s common stock valued at $8.0 million and a note for $16.0 million. The note was paid in May 2002 using 841,308 shares of the Company’s common stock. The note payable was included in accrued liabilities and other in the condensed consolidated balance sheet at March 31, 2002. The results of GW have been combined with those of the Company since the date of acquisition.

9. PROPOSED JOINT VENTURE, ASYST SHINKO, INC.

     On May 24, 2002 the Company signed a definitive agreement with Shinko Electric Co., Ltd. (Shinko), under which the two companies will establish a new joint venture company, to be called Asyst Shinko, Inc. The joint venture will develop, manufacture and market Shinko’s market-leading Automated Materials Handling Systems (AMHS). The transaction is expected to close in October 2002. Under terms of the agreement, Asyst will acquire 51% of the joint venture for approximately JPY 8.16 billion, or approximately $68 million at current exchange rates, and Shinko will contribute its entire AMHS business, including intellectual property and other assets, installed base and 250 employees.

10. RELATED PARTY TRANSACTIONS:

     At June 30, 2002 and March 31, 2002, the Company held two notes receivable from a former executive officer totaling $0.8 million, notes from two former employees totaling $0.2 million and notes from four current employees totaling $0.9 million. In all but one case, loans were extended to these individuals to assist them in their relocation to California. The remaining loan was extended in connection with a personal matter. Each of the notes receivable are secured by second deeds of trust on certain real property and pledged securities of the Company owned by the employees and are included in other assets at June 30, 2002 and March 31, 2002, respectively.

11. LEGAL PROCEEDINGS:

     In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or Jenoptik, Jenoptik-Infab, Inc., or Infab, Emtrak, Inc., or Emtrak and Empak, Inc., or Empak alleging infringement of two patents related to the Company’s SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company violated federal antitrust laws and engaged in unfair competition. The Company denied these allegations. In May 1998, the Company along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants’ motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company’s motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants’ unfair competition and remaining antitrust counterclaim, and the Company’s breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of the Company’s arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company appealed and the trial date has since been vacated. On October 10, 2001, the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgement and remanded the case back to the district court. On July 22, 2002, the Company along with the remaining defendants stipulated to a dismissal of the respective claims and counterclaims relating to one of the two patents in suit. The matter is now proceeding before the district court.

     In July 2002, three former shareholders of SemiFab, Inc., a corporation that merged with a subsidiary of the Company in February 2001, filed a complaint in San Benito County Superior Court against the Company claiming breach of contract, declaratory relief, conversion, constructive trust, and injunctive relief. The plaintiffs allege that the Company failed to provide sufficient funding to SemiFab to make specified capital expenditures, as required by the merger agreement under which SemiFab was acquired. They further allege that they were entitled to receive approximately 466,000 shares of Company stock on specified dates. The plaintiffs seek the shares of common stock, plus interest, attorney fees and other relief. The Company denies that it failed to fulfill its obligations under the merger agreement. The Company responded to the complaint in August 2002. The first hearing on this matter is scheduled for September 2002.

12. SUBSEQUENT EVENT:

     On August 1, 2002 the Board of Directors appointed Stephen S. Schwartz to the position of President and Chief Executive Officer. Mihir Parikh, formerly Chief Executive Officer and Chairman of the Board, will remain as Chairman of the Board.

Item 2 — Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations

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

Overview

     We are a leading provider of integrated automation systems for the semiconductor and related electronics manufacturing industries. We design systems that enable semiconductor manufacturers to increase their manufacturing productivity and protect their investment in silicon wafers during the manufacture of ICs. We sell our systems directly to semiconductor manufacturers, as well as to OEMs that integrate our systems with their equipment for sale to semiconductor manufacturers. Our sales are tied to capital expenditures at fabs and are cyclical in nature. During fiscal 2002, the worldwide demand for semiconductors continued its rapid decline. We believe that reduced worldwide demand for semiconductors and resulting decreases in capital spending for semiconductor manufacturing contributed to this downturn, which began in the second half of fiscal 2001. We experienced substantial increases in orders and revenue during the first quarter of fiscal 2003, however we do not believe this reflects a sustained recovery. We have taken an aggressive approach to reducing fixed and variable cost during this downturn and delayed increasing costs in spite of recent sales growth. We have reduced our manufacturing facilities from eight to four. We also reduced our workforce by approximately 435 employees. Four reporting entities have been consolidated onto one Enterprise Resource Planning System. These actions have increased efficiency throughout the operation and reduced general and administrative costs. We have outsourced the manufacturing of several product lines resulting in reduced fixed and variable cost while improving product cost. Our gross margins increased to 29 percent in the first quarter of fiscal 2003 from 24 percent in the fourth quarter of fiscal 2002 on a 46 percent increase in sales.

     In addition to the changes in the business cycle impacting demand for our products, we have seen an overall shift from 200mm to 300mm products. In fiscal 2002, 300mm products represented 34% of revenues, 36% of revenues in the first quarter of fiscal 2003, as compared to 10% of revenues for fiscal 2001.

     During the first quarter of fiscal 2003, sales increased 46 percent and bookings increased 58 percent sequentially over the fourth quarter of fiscal 2002. We anticipate sales growth of approximately 25 percent in the second quarter of fiscal 2003 over the first quarter. However, we have not seen sufficient recovery in the end markets for semiconductors to suggest that this recent upturn marks the beginning of a sustained recovery in capital spending. As evidence of this, in July 2002 several chipmakers announced plans to reduce capital spending for the remainder of the year.

     We sell our products principally through a direct sales force worldwide. The use of distributors in Europe ceased on December 31, 2001. In Japan, we use a direct sales force as well as two distributors, one to sell sorters and the other to sell software. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. To date, the impact of currency translation gains or losses has not been material to our sales or results of operations.

  Acquisitions

     During the fiscal year ended March 31, 2002 and the first quarter of fiscal 2003, we acquired the following companies:

     In May 2002, Asyst Connectivity Technologies, Inc., or ACT, one of our subsidiaries, purchased the assets of domainLogix Corporation, or DLC, a Texas corporation. DLC is a leading developer of software for tool communication and a provider of a variety of consulting, development and integration services to its customers.

     In May 2001, we acquired GW Associates, Inc., or GW, a California corporation, a developer of factory integration software used by electronics manufacturers.

     Both of the above transactions were accounted for using the purchase method of accounting.

     The results of operations for the first quarter of fiscal 2003 include the revenues and expenses of ACT from the date of acquisition. The results of operations for the first quarter of fiscal 2001 include the revenues and expenses of GW from the date of acquisition.

Three Months Ended June 30, 2002 and 2001

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended
	June 30,

	2002	2001

Net sales	100.0%	100.0%
Cost of sales	70.8	74.0

Gross profit (loss)	29.2	26.0
Operating expenses:
Research and development	18.8	16.8
Selling, general and administration	31.3	34.3
Amortization of acquired intangible assets	3.6	5.3
Nonrecurring charges	—	27.7
In-process research and development costs of acquired business	4.5	3.0

Total operating expenses	58.2	87.1

Operating loss	(29.0)	(61.1)
Other income (expense), net	(3.1)	—

Loss before benefit for income taxes	(32.1)	(61.1)
Benefit for income taxes	(8.0)	(20.1)

Net loss	(24.1)%	(41.0)%

Results of Operations

     Net Sales. Net sales decreased 17 percent to $55.9 million for the first quarter of fiscal 2003, from $67.3 million in the first quarter of fiscal 2002. Net sales increased 46 percent in the first quarter of fiscal 2003 compared with net sales of $38.4 in the fourth quarter of fiscal 2002.

     Capital spending by the semiconductor manufacturers, as measured by our new bookings and net sales, began to decline from its peak levels during the quarter ended December 31, 2000 and continued to decline each quarter until the fourth quarter of fiscal 2002 when bookings increased substantially and sales increased slightly from the third fiscal quarter. These declines resulted from reductions in capital spending by semiconductor manufacturers worldwide, as discussed in the overview.

     Our net sales by geography, including local revenues recorded at our foreign locations, were as follows (unaudited; dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001

		Percentage		Percentage
		of		Of
Geographic Region	Net Sales	Net Sales	Net Sales	Net Sales

United States	$26.2	47%	$32.3	48%
Taiwan	11.0	20	9.6	14
Japan	7.7	14	16.8	25
Other Asia/Pacific	6.2	11	3.0	5
Europe	4.8	8	5.6	8

Total	$55.9	100%	$67.3	100%

     We currently have a single reportable segment. The net sales by our product groups were as follows (unaudited; dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001

		Percentage		Percentage
		of		Of
	Net Sales	Net Sales	Net Sales	Net Sales

Equipment Solutions	$24.5	44%	$31.9	47%
Fab Solutions	26.0	46	30.9	46
Connectivity Solutions	2.3	4	1.2	2
Other	3.1	6	3.3	5

Total	$55.9	100%	$67.3	100%

     The mix of sales between product groups remained relatively consistent in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The overall decrease in net sales reflects substantial declines in the semiconductor equipment sector as a whole. Net sales in the quarter ended June 30, 2002 increased 46 percent from the quarter ended March 31, 2002, the first significant quarter-over-quarter sales increase since the quarter ended December 31, 2000. We expect sales to increase further in the second quarter of fiscal 2003.

     Gross Margin. Gross margin increased to 29.2 percent of net sales for the quarter ended June 30, 2002, compared to 26.0 percent of net sales for the quarter ended June 30, 2001. During fiscal 2002, we took aggressive actions to eliminate fixed costs by consolidating manufacturing facilities and adjusting variable costs to meet current manufacturing volumes. We substantially reduced manufacturing headcount from the prior year. These efforts resulted in improved gross margins in spite of lower sales. While we have taken actions to reduce manufacturing overhead, we continue to be impacted by unabsorbed manufacturing overhead costs due to lower sales. We expect this to continue until sales increase significantly from current levels.

     In the quarter ended June 30, 2002, 300mm products contributed 35.6 percent of our net sales compared to 40.6 percent of net sales for the quarter ended June 30, 2001. Net sales of 300mm products increased by $4.3 million. The decline as a percentage of net sales is due to the significant increase in sales of 200mm products to fabs in the quarter ended June 30, 2002. We expect 300mm product sales to continue to trend upward, although quarterly fluctuations are possible as the 300mm market matures. 300mm products are very early in their product life cycle and currently have low margins in comparison to our 200mm products. Swings in product mix may impact our gross margins on a quarter over quarter basis. We have enacted cost reduction initiatives related to our 300mm products and expect gross margin for these products to improve. However, because of the anticipated size of the emerging 300mm product market, we face strong competition on price and features for these products from existing and new competitors.

     We believe that gross margin will increase as a percent of sales in the quarter ended September 30, 2002 from the gross margin in the quarter ended June 30, 2002. This anticipated gross margin increase is due to further absorption of manufacturing overhead costs and ongoing efforts to reduce our fixed manufacturing costs. We also continue to monitor on-hand raw material inventory levels against demand and are taking steps to reduce inventory levels. Our gross margin will continue to be impacted by future changes in product mix, net sales volumes and market competition.

     Research and Development. Research and development expenses decreased seven percent to $10.5 million for the quarter ended June 30, 2002, compared with $11.3 million for the quarter ended June 30, 2001. As a percentage of sales, research and development increased to 18.8 percent of sales in the quarter ended June 30, 2002, compared to 16.8 percent in the quarter ended June 30, 2001. The decrease in spending is due to headcount reductions and other spending cuts during the past year to reduce research and development expenses in response to declines in our net sales. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. We expect our research and development expenses will increase in the next quarter as we accelerate efforts on key new products.

     Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses decreased 24 percent to $17.5 million for the quarter ended June 30, 2002, compared to $23.1 million for the quarter ended June 30, 2001. As a percent of net sales, SG&A expenses declined to 31 percent for the quarter ended June 30, 2002 compared to 34 percent for the quarter ended June 30, 2001. We reduced SG&A headcount throughout fiscal 2002 in response to lower net sales, and continue to assess our expenses in light of anticipated future net sales. We implemented several targeted cost reduction initiatives to lower our SG&A expenses through process improvements and supplier cost reductions. We expect that our SG&A expenses will decrease further in the second quarter of fiscal 2003 as we continue to adjust spending.

     Non-recurring Charges. We incurred non-recurring charges of $18.7 million during the quarter ended June 30, 2001, consisting of a $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and severance costs of approximately $0.8 million. We own land in Fremont, California, which we are currently marketing for sale. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. Due to a continuing decline in revenues, in April 2001 we reduced our workforce to lower operating costs and incurred approximately $0.8 million of severance costs in connection with the workforce reduction.

     The following table summarizes our utilization of accrued restructuring expense during the quarter ended June 30, 2002 (unaudited; dollars in thousands):

	Severance
	and	Excess
	Benefits	Facilities	Total

Balance at March 31, 2002	$741	$2,432	$3,173
Non-cash related utilization	(329)	(167)	(496)
Amounts paid in cash	(260)	(173)	(433)

Balance, June 30, 2002	$152	$2,092	$2,244

     We expect to utilize the remaining balance of approximately $2.2 million during fiscal year 2003, primarily with cash.

     In-process Research and Development Costs of Acquired Business. On May 29, 2002, ACT, a subsidiary of Asyst, purchased substantially all of the assets of DLC. In connection with the estimated purchase price allocation, $2.5 million was assigned to in-process research and development costs of acquired business, or IPR&D. The amount allocated to IPR&D was estimated through established valuation techniques in the high-technology industry and was expensed upon acquisition as it was determined that the projects had not reached technological feasibility at the time of our acquisition. We will adjust the estimated IPR&D expense, if necessary, when we complete the valuation calculation, currently expected to occur during the second quarter of fiscal 2003.

     Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $2.0 million or 4 percent of net sales for the quarter ended June 30, 2002 and $3.5 million or 5 percent of net sales for the quarter ended June 30, 2001. We amortize the acquired intangible assets over periods ranging from four to ten years. The decrease in the amortization expense is due to a $60.4 million impairment charge during the fiscal year ended March 31, 2002 that substantially reduced the carrying value of acquired intangible assets. Additionally, we reclassified intangible assets relating to acquired workforce to goodwill and stopped amortizing goodwill as a result of implementation of SFAS 142 during the quarter ended June 30, 2002.

     Other Income (Expense), Net. Other income (expense), net, was $(1.8) million for the quarter ended June 30, 2002, compared to less than $0.1 million for the quarter ended June 30, 2001, primarily due to interest expense related to the sale of $86.3 million of 5 3/4 percent convertible subordinated notes on July 3, 2001.

     Benefit for Income Taxes. We recorded a benefit for income taxes of $4.5 million for the quarter ended June 30, 2002, representing an annual effective income tax rate of 25 percent. We recorded a benefit for income taxes of $13.6 million for the quarter ended June 30, 2001, representing an annual effective income tax rate of 33 percent. The annual effective income tax rate for the quarter ended June 30, 2002 reflects the impact of non-deductible amortization and deferred stock compensation and research and development tax credits.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. As of June 30, 2002, we had approximately $64.7 million in cash and cash equivalents, $4.2 million in restricted cash equivalents, $14.0 million in short-term investments, $132.6 million in working capital and $91.2 million in long-term debt and finance leases.

     Operating activities. Net cash used in operating activities was $3.7 million in the quarter ended June 30, 2002, primarily consisting of a $13.5 million loss, a $9.7 million increase in accounts receivable, a $3.8 million increase in prepaid expenses and other assets and a $3.0 million increase in deferred tax asset. These uses of cash were largely offset by an increase in accounts payable and accrued liabilities and other of $7.8 million, a decrease in inventory of $5.1 million, an increase in deferred revenue of $3.1 million, a decrease in other assets of $1.8 million and non-cash charges of $8.7 million including depreciation and amortization, in-process research and development costs and stock compensation charges. The increases in receivables, accounts payable, accrued liabilities and deferred revenue reflect substantial sales growth during the quarter. The decrease in inventory resulted from ongoing efforts to improve inventory turns as well as increased sales.

     Net cash provided by operating activities was $4.7 million in the quarter ended June 30, 2001, primarily attributable to reductions in accounts receivable of $21.1 million and to reductions in inventories of $7.4 million, combined with our non-cash charges to net income including: depreciation and amortization of $6.5 million, write-down of land held for sale of $15.0 million and write-off of purchased in-process research and development of $2.0 million. Net cash provided by operating activities was largely offset by our net loss of $27.6 million, an increase in our deferred tax asset of $13.7 million and a reduction in accounts payable of $10.6 million.

     Investing activities. Net cash used in investing activities was $11.7 million in the quarter ended June 30, 2002, due to net purchases of short-term investments of $8.1 million and purchases of property and equipment of $3.6 million.

     Net cash provided by investing activities was $5.3 million in the quarter ended June 30, 2001. Net sales of short-term investments and restricted cash equivalents and short-term investments provided $12.5 million during the quarter, offset by $3.8 million used in connection with the acquisitions of AMP, SemiFab and GW and $3.4 million used to modify our facilities and purchase new equipment and furniture used in our operations.

     Financing activities. Net cash provided by financing activities was $4.9 million for the quarter ended June 30, 2002, due to net proceeds from short- and long-term borrowing of $1.6 million and $3.3 million from stock issuances under our employee stock programs.

     Net cash used by financing activities was $3.2 million during the quarter ended June 30, 2001, consisting of payments of $6.3 million and $0.6 million on short-term loans and short-term and long-term debt and finance leases, respectively. These uses were partially offset by proceeds of $1.8 million from the issuance of new long-term debt with a Japanese bank and $1.9 million from issuances under our employee stock programs.

     Our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since March 31, 2002 as described in our Form 10-K.

     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes which provided us with aggregate proceeds of $82.9 million net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

     We may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. For example, in May 2002 we signed a definitive agreement with Shinko Electric for the establishment of a joint venture. Under terms of the agreement, we will acquire 51% of the joint venture for approximately 8.16 billion Japanese yen, or approximately $68 million at current exchange rates. We currently anticipate pursuing additional funds to pay for all or a portion of our share of the joint venture, as well as to support our working capital and operating expense requirements or for other purposes.

     We anticipate that operating expenses will constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to purchase inventory and expand our capacity prior to increased cash receipts from sales growth. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through at least the first quarter of fiscal 2004. We currently anticipate pursuing additional funds in relation to the pending Asyst Shinko joint venture acquisition, to support our working capital and operating expense requirements, or for other purposes. We anticipate raising these additional funds through public or private debt or equity financings. Such financing may not be available to us on a timely basis if at all or, if available, on terms acceptable to us and not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego acquisition opportunities which could reduce our revenues, increase our losses, and harm our business.

New Accounting Pronouncement

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities,” or SFAS 146. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits

and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Risk Factors

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

     The industry is currently experiencing a significant downturn due to decreased worldwide demand for semiconductors. During this downturn, most of our customers have reduced capital expenditures, which has adversely impacted our business. Our net sales declined 71% from their peak in the third quarter of fiscal 2001 to the third quarter of fiscal 2002. We cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. In addition, if our future revenue projections decline, we may be required to write down the value of our intangible and net deferred tax assets, which would adversely impact our operating results. As a result of cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may not continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously curtail our long-term business prospects.

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

• Our gross margins on 300mm products are lower than on 200mm products, which could result in decreased profitability

     The gross margins on our 300mm products are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition for our products and we sell a greater percentage of our 300mm products directly to OEMs rather than IC manufacturers.

     The 300mm market is still relatively new. Manufacturing costs are generally higher in the early stages of new product introduction and decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. However, we cannot assure you that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products. We face increased competition for our 300mm products because of the larger revenue opportunity for 300mm products and because of the establishment of a front-opening unified pod interface standard. While IC manufacturers purchased a greater majority of 200mm automation products, OEM manufacturers are purchasing a higher percentage of tool automation products for 300mm. OEMs can generally command lower prices from us and from their other vendors because of the larger market opportunity they provide

     These and other factors may prevent us from achieving or maintaining the same relative pricing and gross margin performance on 300mm products as we achieved on 200mm products. Lower margins will result in decreased profitability or require further cost reductions to achieve historical profit levels.

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

     AMHS is an important component of our growth strategy. We have completed only one successful commercial installation of the system in a 200mm fab. Our FasTrack system currently is not a complete AMHS solution, and we may not succeed in some or all of our current efforts to develop or otherwise obtain the additional components that comprise a complete solution. If we offer a complete solution, we still could find it difficult to compete against companies with greater experience and resources in the AMHS market. In addition, our planned joint venture partner, Shinko Electric, may not continue to succeed in the 300mm AMHS market. We may not successfully leverage the Asyst Shinko joint venture organization, technology and customer base to accelerate the market acceptance of FasTrack. Any failure to win market acceptance of our products, either FasTrack or joint venture products, would negatively impact our growth prospects.

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

• We may not be able to effectively compete in a highly competitive semiconductor equipment industry

     The markets for our products are highly competitive and subject to rapid technological change. We currently face direct competition with respect to all of our products. In addition, the factory automation market has periods of rapid consolidation. Some of our competitors, especially following consolidation, may have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than those available to us.

     Brooks-PRI Automation, Inc, is our primary competitor in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as a number of smaller competitors. We compete primarily with Entegris, Inc. in the area of wafer carriers. We also compete with several companies in the robotics area, including, but not limited to, Brooks-PRI Automation, Kensington Labs, now part of Newport Corp., Rorze Corporation and Yaskawa-Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks-PRI Automation. Shinko Electric historically has been a competitor in the area of AMHS, but we expect to begin working cooperatively in this area with Shinko Electric upon formation of our joint venture company, Asyst Shinko Inc. Our wafer and reticle sorters compete primarily with products from Recif, Inc. and Brooks-PRI Automation.

     In addition, the transition to 300mm wafers is likely to draw new competitors to the factory automation market and may result in additional consolidation. In the 300mm wafer market, we expect to face intense competition from a number of companies such as Brooks-PRI Automation, as well as potential competition from semiconductor equipment and cleanroom construction companies.

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

• We may not be able to efficiently integrate the operations of our acquisitions

     We have made and, most likely, will continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. Our recent acquisitions include GW and DLC.

     We are likely to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, in May 2002 we completed the asset purchase from DLC and signed a definitive agreement with Shinko Electric for the establishment of a joint venture. If we are to realize the anticipated benefits of past and future acquisitions, the operations of such companies must be integrated and combined efficiently with those of Asyst. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, has in the past and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We may not succeed with the integration process nor may we fully realize the anticipated benefits of the business combinations. We may be required to record significant future impairment costs, such as the $60.4 million charge recorded in fiscal 2002, in the event that the carrying value exceeds the fair value of acquired intangible assets. The dedication of management resources to such integration may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions. The difficulties of integration may increase because of the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

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

• Our performance may suffer if we are unable to recruit and retain necessary personnel or if members of the management team are unable to effectively transition into their new positions

     Our future success will depend in large part upon our ability to recruit and retain highly skilled technical, manufacturing, managerial, financial and marketing personnel. Our future performance depends substantially on the continued service of our senior management team, including our new Chief Executive Officer, Stephen S. Schwartz. We do not have long-term employment agreements with any of our senior management team, except Mihir Parikh, our Chairman of the Board, and we do not maintain any key-man life insurance policies.

     A number of our executive officers, including our Chief Executive Officer, Mr. Schwartz, are required to transition into new positions during a prolonged economic downturn. Their performance in their new positions will have an effect on our results. If they are unable to effectively transition into their positions, our performance may suffer.

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

• We may experience lost sales due to outsourcing of certain product manufacturing, which could negatively impact our business

     In an effort to focus on core competencies and reduce the impact of cyclical peaks and troughs on our operating results, we have outsourced the manufacturing of certain products. We may rely more heavily on outsourced manufacturing in the future. Outsourced manufacturing could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements. These problems could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor, availability of raw materials to the outsourced vendor, improper product specifications, and the learning curve to commence manufacturing at a new outsourced site. If products are delayed because of problems in outsourcing we may lose sales and profits.

     We have outsourced manufacturing in the past and have experienced delays due to financial difficulties at an outsourced manufacturer. This negatively impacted our ability to increase production in response to market demand.

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

• We may not be able to secure additional financing to meet our future capital needs

     We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the first quarter of fiscal 2004. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. For example, in May 2002 we signed a definitive agreement with Shinko Electric for the establishment of a joint venture. We currently anticipate pursuing additional funds to pay for our share of the joint venture, as well as to support our working capital and operating expense requirements or for other purposes. We anticipate pursuing these additional funds through public or private debt or equity financings. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. We have guaranteed AJI’s unsecured loans from banks and secured bonds. This strain on our capital resources could adversely affect our business.

• Representatives of Arthur Andersen LLP were not available to consent to the inclusion of Arthur Andersen LLP’s reports on our financial statements and incorporated in our Form 10-K, and you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933

     Arthur Andersen LLP was previously our independent accountant. Representatives for Arthur Andersen LLP were not available to provide the consents required for the inclusion of their report on our consolidated financial statements for the years ended March 31, 2001 and 2000, and we dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the inclusion of their reports incorporated by reference into this prospectus, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference or any omissions to state a material fact required to be stated therein.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

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

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary foreign currency cash flows are located in Japan, Europe, Singapore and Taiwan. We have approximately $25.2 million in short-term and long-term debt and finance leases denominated in Japanese Yen. Although we and our subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. There can be no assurance that foreign currency risk will not have a material impact on our financial position, results of operations or cash flow in the future.

PART II — OTHER INFORMATION

     In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or Jenoptik, Jenoptik-Infab, Inc., or Infab, Emtrak, Inc., or Emtrak and Empak, Inc., or Empak alleging infringement of two patents related to the Company’s SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company violated federal antitrust laws and engaged in unfair competition. The Company denied these allegations. In May 1998, the Company along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants’ motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company’s motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants’ unfair competition and remaining antitrust counterclaim, and the Company’s breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of the Company’s arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company appealed and the trial date has since been vacated. On October 10, 2001, the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgement and remanded the case back to the district court. On July 22, 2002, the Company along with the remaining defendants stipulated to a dismissal of the respective claims and counterclaims relating to one of the two patents in suit. The matter is now proceeding before the district court.

     In July 2002, three former shareholders of SemiFab, Inc., a corporation that merged with a subsidiary of the Company in February 2001, filed a complaint in San Benito County Superior Court against the Company claiming breach of contract, declaratory relief, conversion, constructive trust, and injunctive relief. The plaintiffs allege that the Company failed to provide sufficient funding to SemiFab to make specified capital expenditures, as required by the merger agreement under which SemiFab was acquired. They further allege that they were entitled to receive approximately 466,000 shares of Company stock on specified dates. The plaintiffs seek the shares of common stock, plus interest, attorney fees and other relief. The Company denies that it failed to fulfill its obligations under the merger agreement. The Company responded to the complaint in August 2002. The first hearing on this matter is scheduled for September 2002.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

(b) Reports on Form 8-K.

On April 4, 2002, we filed a Current Report on Form 8-K dated April 2, 2002. On June 12, 2002 we filed a Current Report on Form 8-K dated May 24, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date:	August 14, 2002	By:
/s/ Geoffrey G. Ribar
Geoffrey G. Ribar Senior Vice President Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting and financial officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.