Form 10-Q
period 2002-09-30
ASYST TECHNOLOGIES INC /CA/
filed 2002-11-12
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 000-22430

ASYST TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California	94-2942251
(State or other jurisdiction	(IRS Employer identification No.)
of incorporation or organization)

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

Yes [X]     No [    ]

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 31, 2002 was 38,361,072.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$61,604	$74,577
Restricted cash and cash equivalents	4,228	5,052
Short-term investments	14,000	5,000
Accounts receivable, net	48,987	28,307
Inventories	29,364	39,296
Deferred tax asset	—	33,906
Prepaid expenses and other	9,970	14,618

Total current assets	168,153	200,756

Property and equipment, net	32,232	34,399
Deferred tax asset	—	30,294
Goodwill and intangible assets, net	35,677	29,901
Other assets	21,742	32,180
Assets of discontinued operations	15,372	16,885

Total assets	$273,176	$344,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term loans and notes payable	$19,389	$16,707
Current portion of long-term debt and finance leases	1,128	1,076
Accounts payable	11,504	9,193
Accrued liabilities and other	36,144	46,819
Deferred revenue	6,360	4,367

Total current liabilities	74,525	78,162

Long-term debt and finance leases, net of current portion	90,257	90,331
Other long-term liabilities	46	6,795
Liabilities of discontinued operations	4,327	4,190

Total liabilities	169,155	179,478

Shareholders’ equity:
Common stock	325,965	294,316
Accumulated deficit	(221,944)	(129,379)

Total shareholders’ equity	104,021	164,937

Total liabilities and shareholders’ equity	$273,176	$344,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$72,319	$48,494	$124,183	$111,830
Cost of sales	44,150	34,394	79,459	80,352

Gross profit	28,169	14,100	44,724	31,478

Operating expenses:
Research and development	10,058	10,034	20,350	21,052
Selling, general and administrative	17,346	20,280	33,884	41,976
Amortization of acquired intangible assets	1,916	2,423	3,566	3,650
One-time charges	11,621	1,429	11,621	20,080
In-process research and development costs of acquired business	(418)	—	2,082	2,000

Total operating expenses	40,523	34,166	71,503	88,758
Operating loss	(12,354)	(20,066)	(26,779)	(57,280)
Other income (expense), net	(945)	(594)	(2,652)	(563)

Loss from continuing operations before income taxes	(13,299)	(20,660)	(29,431)	(57,843)
Provision (benefit) for income taxes	62,661	(6,445)	58,628	(19,031)

Loss from continuing operations	(75,960)	(14,215)	(88,059)	(38,812)
Loss from discontinued operations, net	(2,093)	(4,126)	(3,453)	(7,083)

Net loss	$(78,053)	$(18,341)	$(91,512)	$(45,895)

Basic and diluted loss per common share:
Continuing operations	$(2.03)	$(0.40)	$(2.38)	$(1.11)
Discontinued operations	(0.05)	(0.12)	(0.09)	(0.20)

Net loss	$(2.08)	$(0.52)	$(2.47)	$(1.31)

Weighted average number of common shares outstanding — basic and diluted	37,452	35,286	37,009	35,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(91,512)	$(45,895)
Less: Loss from discontinued operations	3,453	7,083

Net loss from continuing operations	(88,059)	(38,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,354	9,144
Employee and non-employee stock compensation	1,608	58
Provision for doubtful accounts	(463)	323
Non-cash charges for restructuring and write-down of land	9,840	15,000
In-process research and development costs	2,082	2,000
Deferred tax asset, net	59,432	(24,471)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(18,754)	26,486
Inventories	10,582	12,647
Prepaid expenses and other	502	3,408
Other assets	1,870	(2,075)
Accounts payable	2,008	(10,160)
Accrued liabilities and other	3,133	1,788
Deferred revenue	1,986	3,240

Net cash provided by (used in) operating activities	(4,879)	(1,424)

Cash flows from investing activities:
Purchase of short-term investments	(9,000)	(18,077)
Sale or maturity of short-term investments	—	3,000
Purchase of restricted cash equivalents and short-term investments	(22,500)	(53,431)
Sale or maturity of restricted cash equivalents and short-term investments	23,324	61,950
Purchase of property and equipment, net	(4,258)	(6,797)
Net cash used in acquisitions	—	(3,772)

Net cash provided by (used in) investing activities	(12,434)	(17,127)

Cash flows from financing activities:
Net proceeds (payments) on short-term loans	1,259	(8,416)
Net proceeds from the issuance of long-term debt and finance leases	—	88,068
Net payments on long-term debt and finance leases	(400)	1,790
Issuance of shares of common stock	4,666	2,073

Net cash provided by (used in) financing activities	5,525	83,515

Effect of exchange rate changes on cash and cash equivalents	617	—

Net cash provided by (used in) continuing operations	(11,171)	64,964

Net cash provided by (used in) discontinued operations	(1,802)	(3,970)

Increase (decrease) in cash and cash equivalents	(12,973)	60,994
Cash and cash equivalents, beginning of period	74,577	33,226

Cash and cash equivalents, end of period	$61,604	$94,220

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

     In October 2002, the Company purchased a 51% interest in Asyst Shinko, Inc., a Japanese corporation.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the quarter ended September 30, 2002. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this Form 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 2002 included in its Annual Report on Form 10-K. The Advanced Machine Programming, Inc. (AMP) and SemiFab, Inc. (SemiFab) businesses are accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations for all periods presented (see Note 6).

     Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents represent amounts that are restricted as to their use in accordance with Japanese debt agreements.

     Restricted cash and cash equivalents by security type are as follows (unaudited, dollars in thousands):

	September 30,	March 31,
	2002	2002

	(Unaudited)
Cash	$3,728	$4,552
Cash equivalents:
Institutional money market funds debt securities	$500	$500

Total	$4,228	$5,052

     Inventories

     Inventories consist of the following (unaudited, dollars in thousands):

	September 30,	March 31,
	2002	2002

	(Unaudited)
Raw materials	$19,839	$22,492
Work-in-process and finished goods	9,525	16,804

Total	$29,364	$39,296

     Goodwill and Intangible Assets, net

     Goodwill and intangible assets, net include the following (unaudited, in thousands):

	September 30,	March 31,
	2002	2002

	(Unaudited)
Purchased technology	$15,190	$11,079
Customer lists and other intangible assets	9,529	11,977
Licenses and patents	6,862	6,845
Goodwill	4,096	—

Total	$35,677	$29,901

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

     In accordance with SFAS 142, beginning April 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. The Company expects to complete a periodic goodwill impairment test in the third quarter of fiscal 2003.

     Based on criteria set out in SFAS 142, the Company reclassified $2.1 million of assets previously classified as intangible assets to goodwill. Intangible assets subject to amortization are being amortized over the following estimated useful lives using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, five to ten years; and licenses and patents, ten years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS 142. No transitional impairment was recorded upon the adoption of SFAS 142. In connection with the DLC acquisition in May 2002, the Company recorded goodwill of $2.1 million.

     Intangible assets were as follows (unaudited, in thousands):

	September 30, 2002		March 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Purchased technology	$25,322	$10,132	$18,752	$7,673
Customer lists and other intangible assets	14,533	5,004	17,112	5,135
Licenses and patents	8,655	1,793	8,390	1,545

Total	$48,510	$16,929	$44,254	$14,353
Unamortized intangible assets:
Goodwill	$4,096	$—	$5,971	$5,971

     Amortization expense was $3.6 million for the six months ended September 30, 2002 and $3.7 million for the six months ended September 30, 2001.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2003 and for the following fiscal years is as follows (unaudited, in thousands):

Fiscal Years:
Remainder of 2003	$3,474
2004	6,949
2005	6,949
2006	4,948
2007	2,564
Thereafter	6,697

     To facilitate comparison with prior periods, the following table shows our results for the six months ended September 30, 2001 and the three fiscal years ended March 31, 2002, if goodwill was not amortized for those periods (unaudited; dollars in thousands):

		Income (Loss)	Basic EPS	Diluted EPS
		From Continuing	From Continuing	From Continuing
		Operations	Operations	Operations
		Excluding	Excluding	Excluding
	Goodwill	Goodwill	Goodwill	Goodwill
Fiscal Period	Amortization	Amortization	Amortization	Amortization

Six months ended September 30, 2001	$399	$(38,413)	$(1.09)	$(1.09)
Fiscal 2002	1,806	(94,102)	(2.66)	(2.66)
Fiscal 2001	2,009	30,050	0.92	0.86
Fiscal 2000	345	10,364	0.37	0.33

     Other Assets

     The Company owns land in Fremont, California. Initially, the Company leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000 and subsequently amended on February 21, 2001 and May 30, 2001. The Company purchased the land on October 22, 2001 for $41.1 million and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and its noncancelable commitment to purchase the land, the Company estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. The Company entered into a purchase agreement in September 2002 to sell the land for net $19 million, which is expected to close in the quarter ending December 31, 2002. As a result, an additional $7.1 million write-down was recorded in the quarter ended September 30, 2002.

     Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Some of the Company’s products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at FOB shipping point when title transfers. Certain of the Company’s product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Other products of the Company are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. The Company does not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

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

     Loss Per Share

     Basic loss per share is computed using the weighted average number of actual common shares outstanding, while diluted loss per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted loss per share result from the assumed exercise of stock options and warrants, using the treasury stock method and the conversion of the redeemable convertible preferred stock. For periods for which there is a net loss, the number of shares used in the computation of diluted earnings (loss) per share is the same as those used for the computation of basic earnings (loss) per share as the inclusion of dilutive securities would be anti-dilutive. There were no reconciling items between weighted average outstanding common stock and shares used in the basic and diluted shares outstanding.

     Securities outstanding that were not included in the calculation of diluted net loss per share, as to do so would be anti-dilutive, consisted of the following (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Unvested Restricted Stock Grants	304	—	304	—
Stock Options	1,913	1,674	2,524	1,809
Convertible Notes	5,682	5,682	5,682	5,682

Total	7,899	7,356	8,510	7,491

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

3. ONE-TIME CHARGES:

     One-time charges in the quarter for both the three and six months ended September 30, 2002 were (unaudited, in thousands):

	Severance
	and	Excess	Asset
	Benefits	Facilities	write-offs	Total

Severance related	$798	—	—	$798
Outsourcing contractual obligations	600			600
Excess facilities	—	1,629	—	1,629
Land impairment	—	—	7,121	7,121
Fixed asset impairments	—	—	1,473	1,473

Total	$1,398	$1,629	$8,594	$11,621

     The Company incurred one-time charges of $11.6 million in the quarter and the six months ended September 30, 2002. The charges include severance charges of $0.8 million for approximately 215 manufacturing and other employees as a result of workforce reduction measures and $0.6 million contractual obligations related to our manufacturing outsourcing agreement signed in September 2002. An additional charge of $1.6 million relates to excess facilities that the Company has under lease but no longer intends to use as a result of the manufacturing outsourcing agreement. Other charges include a $7.1 million write down of land held for sale based on market values and a signed purchase agreement to sell the land for approximately $19 million, net of selling expenses, and $1.4 million to write-off abandoned fixed assets that will not be used as the Company consolidates facilities and integrates certain programs into a joint venture.

     The following table summarizes the Company’s utilization of accrued restructuring expense during the six months ended September 30, 2002 (unaudited; dollars in thousands):

	Severance
	and	Excess
	Benefits	Facilities	Total

Balance at March 31, 2002	$741	$2,432	$3,173
Additional Accruals	1,398	1,629	3,027
Non-cash related utilization	(331)	(214)	(545)
Amounts paid in cash	(521)	(817)	(1,338)

Balance, September 30, 2002	$1,287	$3,030	$4,317

     The Company expects to utilize approximately $2.6 million of the remaining balance of $4.3 million during the remainder of fiscal 2003 and the remaining balance, primarily unused leased facilities, over the following three fiscal years.

4. INCOME TAXES:

     Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods and existing contracts or sales backlog that will result in future profits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of current losses, difficult industry conditions and revised downward future projections, a review was undertaken at September 30, 2002 and the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The valuation allowance for deferred tax assets increased from $11.9 million at March 31, 2002, to approximately $74.5 million at September 30, 2002. In addition, the Company expects to continue to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

5. REPORTABLE SEGMENTS:

     The Company offers a family of products and related services to provide a front-end automation and isolation system for wafer handling in semiconductor manufacturing facilities. All of the Company’s activities are aggregated into a single operating segment. As a result, no operating segment information is required.

     Net sales by geography were as follows (unaudited; dollars in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

United States	$26.0	$18.1	$48.2	$46.4
Taiwan	18.1	3.4	29.1	13.0
Japan	12.1	12.6	19.8	29.4
Other Asia/Pacific	11.2	6.7	17.4	9.7
Europe	4.9	7.7	9.7	13.3

Total	$72.3	$48.5	$124.2	$111.8

     The net sales by product or service categories comprising the Company’s net sales were as follows (unaudited; dollars in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Equipment Solutions	$28.7	$21.0	$49.1	$51.0
Fab Solutions	37.6	22.0	63.6	53.4
Connectivity Solutions	2.6	2.4	4.9	3.5
Other	3.4	3.1	6.6	3.9

Total	$72.3	$48.5	$124.2	$111.8

6. DISCONTINUED OPERATIONS:

     In August, 2002, the Company’s Board of Directors approved a plan to discontinue operations of its AMP and SemiFab subsidiaries. Accordingly, these businesses are being held for sale and accounted for as discontinued operations and therefore, the results of operations and cash flows have been reclassified from the Company’s results of continuing operations to discontinued operations for all periods presented. The Company expects the final sales price to approximate the current carrying value and no impairment charge or gain has been recorded as a result of the decision to discontinue the operations. The Company based its decision on an evaluation of its core business and concluded that AMP and SemiFab were not critical to its long-term strategy. The Company expects to complete the sale of each business by March 31, 2003.

Summarized selected financial information for the discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$3,946	$2,521	$7,983	$6,444
Loss before income taxes	(2,093)	(5,594)	(3,907)	(9,536)
Income taxes (benefit)	—	(1,468)	(454)	(2,453)

Net loss	$(2,093)	$(4,126)	$(3,453)	$(7,083)

The assets and liabilities of discontinued operations are stated separately as of September 30, 2002 on the statement of financial position and consist of:

At September 30,
2002

Inventories	$5,014
Net property, plant and equipment	3,938
Other assets	6,420

Assets of discontinued operations	$15,372
Liabilities of discontinued operations	$4,327

7. ACQUISITIONS

ASYST CONNECTIVITY TECHNOLOGIES, INC. (ACT):

     In May, 2002, ACT, a subsidiary of Asyst, purchased substantially all of the assets of DLC, a developer of next-generation software for tool communication and a provider of a variety of consulting, development and integration services to customers. The acquisition has been accounted for as a purchase of a business. Prior to this acquisition, the Company owned approximately seven percent of the outstanding shares of DLC. The results of ACT reflect the acquisition of DLC’s assets from the purchase date. The DLC assets were acquired for $2.2 million of cash, $1.0 million of liabilities assumed, and 468,796 shares of Asyst common stock valued at $8.0 million. In addition, there were acquisition costs of $0.4 million and certain former employees of DLC upon acceptance of employment with ACT received grants totaling 304,327 shares of Asyst common stock, to vest over four years based on continued employment with ACT. The stock grants are valued at approximately $5.7 million, based on their intrinsic value at the date of grant and will be expensed over the vesting period. Assets acquired include $768,000 of receivables and $40,000 of fixed assets. The majority of the purchase price was recorded as goodwill and intangible assets, including in-process research and development. The Company recorded the value of intangible assets as follows (unaudited; in thousands):

Amortizable intangible assets	$7,615
Goodwill	2,100
In-process research and development	2,082

     Comparative pro forma information reflecting the acquisition of DLC’s assets has not been presented because the operations of DLC were not material to the Company’s financial statements.

GW ASSOCIATES, INC. (GW)

     In May, 2001 the Company acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of the Company’s common stock valued at $8.0 million and a note for $16.0 million. The note was paid in May 2002 using 841,308 shares of the Company’s common stock. The note payable was included in accrued liabilities and other in the condensed consolidated balance sheet at March 31, 2002. The results of GW have been combined with those of the Company since the date of acquisition.

     Comparative pro forma information reflecting the acquisition of GW has not been presented because the operations of GW were not material to the Company's financial statements.

8. SHORT-TERM LOANS:

     The Company had short-term debt from banks in Japan of Japanese Yen 2,382 million ($19.4 million) and Japanese Yen 2,216 million ($16.7 million) at September 30, 2002 and March 31, 2002, respectively. As of September 30, 2002, the interest rate ranged from 1.4 percent to 1.9 percent.

9. RELATED PARTY TRANSACTIONS:

     At September 30, 2002 and March 31, 2002, the Company held two notes receivable from a former executive officer totaling $0.8 million, notes from two former employees totaling $0.2 million and notes from four current employees totaling $0.9 million. In all but one case, loans were extended to these individuals to assist them in their relocation. The remaining loan was extended in connection with a personal matter. Approximately $1.4 million of the notes receivable are secured by deeds of trust on certain real property and/or pledged securities of the Company owned by the employees and are included in other assets at September 30, 2002 and March 31, 2002, respectively.

10. LEGAL PROCEEDINGS: subject to update...

     In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or Jenoptik, Jenoptik-Infab, Inc., or Infab, Emtrak, Inc., or Emtrak and Empak, Inc., or Empak alleging infringement of two patents related to the Company’s SMART Traveler System. The Company amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that the Company violated federal antitrust laws and engaged in unfair competition. The Company denied these allegations. In May 1998, the Company along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants’ motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted the Company’s motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants’ unfair competition and remaining antitrust counterclaim, and the Company’s breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of the Company’s arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. The Company appealed and the trial date has since been vacated. On October 10, 2001, the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgement and remanded the case back to the district court. On July 22, 2002, the Company along with the remaining defendants stipulated to a dismissal of the respective claims and counterclaims relating to one of the two patents in suit. On September 30, 2002, the court held a construction hearing, but has not yet issued a claims construction ruling. The Company expects the court to set a trial date after issuance of the ruling.

     In July 2002, three former shareholders of SemiFab, Inc., a corporation that merged with a subsidiary of the Company in February 2001, filed a complaint in San Benito County Superior Court against the Company claiming breach of contract, declaratory relief, conversion, constructive trust, and injunctive relief. The plaintiffs allege that the Company failed to provide sufficient funding to SemiFab to make specified capital expenditures, as required by the merger agreement under which SemiFab was acquired. They further allege that they were entitled to receive approximately 450,000 shares of Company stock on specified dates. The plaintiffs seek the shares of common stock, plus interest, attorney fees and other relief. The Company denies that it failed to fulfill its obligations under the merger agreement. The Company and the plaintiffs have participated in a mediation hearing, and are in settlement discussions.

     In the normal course of business, the Company is subject to various claims. While the Company cannot predict the results of litigation and claims with certainty, the Company believes that the final outcome of these matters will not seriously harm its business, operating results or financial condition.

11. SUBSEQUENT EVENTS:

     In October 2002, the Company established a previously announced joint venture with Shinko Electric Co., Ltd. (“Shinko”), called Asyst Shinko, Inc. The joint venture develops, manufactures and markets Shinko’s market-leading Automated Materials Handling Systems (“AMHS”). Under terms of the agreement, Asyst acquired 51% of the joint venture for approximately $67.4 million of cash and

Shinko contributed its entire AMHS business, including intellectual property and other assets, installed base and approximately 250 employees. The Company intends to consolidate the financial statements of the joint venture.

     The Company has not finalized its allocation of the purchase price between assets and liabilities of the joint venture. Preliminary figures, prior to adjustments from Japanese to United States accounting standards, are: cash, $15.3 million; receivables, $36.5 million, inventory, $16.6 million goodwill and intangible assets, $98.1 million, other assets, $4.8 million; total liabilities, $39.1 million. Goodwill and intangible assets include in-process research and development costs that are not yet estimated and will be expensed in the quarter ended December 31, 2002.

     In October 2002, the Company completed a 5-year outsourcing agreement with Solectron to provide substantially all of the Company’s manufacturing services. As part of the agreement, Solectron purchased approximately $20.0 million in inventory from the Company that will be used in the manufacture of the Company’s products. In addition, approximately 180 Asyst employees joined Solectron as part of the agreement.

     In October 2002, the Company entered into a $25.0 million 2-year revolving credit agreement (the “Credit Facility”) with a commercial bank. Borrowings under the Credit Facility bear interest at a rate indexed to LIBOR. The Company is also required under the credit facility to maintain compliance with certain financial tests, including a total leverage ratio and net worth and liquidity covenants. The terms of the credit agreement contain, among other provisions, limitations on total debt/leverage levels and net worth and liquidity covenants.

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

     ASYST, the Asyst logo, FLUOROTRAC, KPOD, ADU and MANUFACTURING CONNECTIVITY are registered trademarks of Asyst Technologies, Inc. or its subsidiaries in the United States or in other countries. AXYS, Fastrack, Fastmove, Fastload, Fastore, Asyst-SMIF System, SMIF-Pod, SMIF-FOUP, SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMIF-E, Versaport, Plus, Inx, Advan Tag, Link-Manager, Smart-Fab, Smart-Tag, Smart-Station, Smart-Storage, Smart-Traveler, Smart-Comm, Substrate Management System, Retical Management System, Wafer Management System, Global Lot Server and Fluorotrac Auto Id System are trademarks of Asyst Technologies, Inc or its subsidiaries in the United States or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

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

     Our sales are tied to capital expenditures at semiconductor fabrication facilities or fabs, and are cyclical in nature. During the year ended March 31, 2002, the worldwide semiconductor industry continued to suffer from overcapacity and reduced capital spending in comparison to prior year levels, continuing an industry downturn that began in the second half of fiscal 2001. We did experience significant increases in sales during the six months ended September 30, 2002. However, we do not believe this reflects a sustained recovery and expect orders and revenue to decline in the quarter ending December 31, 2002, consistent with declines in the overall semiconductor capital equipment sector.

     We have taken aggressive steps to reduce fixed and variable costs during this downturn. We reduced our manufacturing facilities in the prior fiscal year from eight to four. In October 2002, we began transitioning substantially all of our manufacturing to Solectron Corporation, which we believe will allow us to have more cost variability in response to revenue fluctuations. We expect this outsourcing agreement to have a negative gross margin impact over the next several quarters due to the accelerated depreciation of fixed assets that Solectron will not use after fiscal 2003, but a positive gross margin impact beginning in fiscal 2004 and allow us to further consolidate facilities and better manage costs. We also reduced our workforce from a peak of approximately 2,000 employees to approximately 850 employees after adjusting for the outsourcing to Solectron and the planned sale of our AMP and SemiFab subsidiaries. We have continued to eliminate subsidiaries allowing us to improve our efficiency in general and administrative expenses.

     In addition to the changes in the business cycle impacting demand for our products, we have seen stronger increases in demand for our 200mm products than our 300mm products. As a result of the downturn, the semiconductor industry has put more focus on increasing production at 200mm fabs and delaying construction on newer and more expensive 300mm fabs. We continue to monitor these trends and adjust our resources to capitalize on these shifts.

     During the second quarter ended September 30, 2002, sales increased 39.4 percent while bookings decreased 35.0 percent sequentially from the first quarter ended June 30, 2002. Excluding sales by the Asyst Shinko joint venture, we anticipate a sales decline of approximately 25 to 30 percent in the third quarter of fiscal 2003 compared with the second quarter. Including the joint venture, we anticipate that sales will increase slightly.

     We sell our products principally through a direct sales force worldwide. In Japan, we use a direct sales force as well as two distributors, one to sell sorters and the other to sell software. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. To date, the impact of currency translation gains or losses has not been material to our sales or results of operations.

     In August 2002, we approved a plan to discontinue operations in our AMP and SemiFab subsidiaries. Accordingly, these businesses are accounted for as discontinued operations and therefore, the results of operations and cash flows have been reclassified from our results of continuing operations to discontinued operations for all periods presented.

     Acquisitions

     During the fiscal year ended March 31, 2002 and in fiscal 2003 to date, we acquired the following companies:

     In October 2002, we purchased a 51% interest in Asyst Shinko, Inc. (ASI), a Japanese corporation.

     In May 2002, Asyst Connectivity Technologies, Inc., or ACT, one of our subsidiaries, purchased the assets of domainLogix Corporation, or DLC, a Texas corporation. DLC is a developer of software for tool communication and a provider of a variety of consulting, development and integration services to its customers.

     In May 2001, we acquired GW Associates, Inc., or GW, a California corporation, a developer of factory integration software used by electronics manufacturers.

     The above transactions were accounted for using the purchase method of accounting.

     The results of operations since the first quarter ended June 30, 2002 include the revenues and expenses of ACT from the date of the acquisition. The results of operations since the first quarter ended June 30, 2001 include the revenues and expenses of GW from the date of acquisition. Comparative pro forma information reflecting the acquisitions has not been presented because the operations were not material to the Company's financial statements.

Three and Six Months Ended September 30, 2002 and 2001

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0	70.9	64.0	71.9

Gross profit	39.0	29.1	36.0	28.1
Operating expenses:
Research and development	13.9	20.7	16.4	18.8
Selling, general and administration	24.0	41.8	27.3	37.5
Amortization of acquired intangible assets	2.7	5.0	2.9	3.2
One-time charges	16.1	3.0	9.3	18.0
In-process research and development costs of acquired business	(0.6)	0.0	1.7	1.8

Total operating expenses	56.1	70.5	57.6	79.3

Operating loss	(17.1)	(41.4)	(21.6)	(51.2)
Other income (expense), net	(1.3)	(1.2)	(2.1)	(0.5)

Loss from continuing operations before income taxes	(18.4)	(42.6)	(23.7)	(51.7)
Provision (benefit) for income taxes	86.6	(13.3)	47.2	(17.0)

Net loss from continuing operations	(105.0)	(29.3)	(70.9)	(34.7)

Loss from discontinued operations, net	(2.9)	(8.5)	(2.8)	(6.3)

Net loss	(107.9)%	(37.8)%	(73.7)%	(41.0)%

Results of Operations

     Net Sales. Net sales in the second quarter ended September 30, 2002 increased 49.1 percent to $72.3 million from $48.5 million in the corresponding period of the prior year. Net sales for the first six months ended September 30, 2002 increased 11.0 percent to $124.2 million from $111.8 million in the corresponding period of the prior year.

     Capital spending by semiconductor manufacturers, as measured by our new bookings and net sales, began to decline from its peak levels during the quarter ended December 31, 2000 and continued to decline each quarter through the fourth quarter of fiscal 2002. Since the fourth quarter of fiscal 2002, sales have continued to increase on a quarterly basis through the current quarter. However, we do not expect this trend to continue as bookings have declined and, consistent with industry guidance, we are forecasting a decline in revenue for the quarter ending December 31, 2002, excluding the impact of the Asyst Shinko joint venture. Despite the increase in sales and some encouraging market indicators, such as unit shipments of chips, the semiconductor industry continues to suffer from overcapacity. This overcapacity is expected to continue to impact future quarters and result in lower sales levels.

     Our net sales by geography, including local revenues recorded at our foreign locations, were as follows (unaudited; dollars in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

United States	$26.0	$18.1	$48.2	$46.4
Taiwan	18.1	3.4	29.1	13.0
Japan	12.1	12.6	19.8	29.4
Other Asia/Pacific	11.2	6.7	17.4	9.7
Europe	4.9	7.7	9.7	13.3

Total	$72.3	$48.5	$124.2	$111.8

     We currently have a single reportable segment. The net sales by our product groups were as follows (unaudited; dollars in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Equipment Solutions	$28.7	$21.0	$49.1	$51.0
Fab Solutions	37.6	22.0	63.6	53.4
Connectivity Solutions	2.6	2.4	4.9	3.5

Other	3.4	3.1	6.6	3.9

Total	$72.3	$48.5	$124.2	$111.8

     We have experienced strong growth in the Asia Pacific region, especially in Taiwan and China where we enjoy a strong market position. Net sales in the second quarter ended September 30, 2002 increased 39.4 percent from the first quarter ended June 30, 2002, the second consecutive significant quarter-over-quarter sales increase. However, we do not believe this reflects a sustained recovery and expect orders and revenue to decline in the quarter ending December 31, 2002, consistent with declines in the overall semiconductor capital equipment sector.

     300mm products comprised 33.6 percent of our net sales in the second quarter ended September 30, 2002, compared to 37.9 percent of net sales for the corresponding period of the prior year. This represents an increase in net sales of 300mm products of $5.9 million or 29 percent compared with an overall sales increase of 49.1 percent. The decline in 300mm sales as a percentage of total net sales is due to a change in the product mix toward 200mm products.

     Gross Margin. Gross margin increased to 39.0 percent of net sales for the second quarter ended September 30, 2002, compared to 29.1 percent of net sales for the corresponding period of the prior year. Gross margin increased to 36.0 percent of net sales for the six months ended September 30, 2002, compared to 28.1 percent of net sales for the corresponding period of the prior year. The increase in gross margin as a percentage of net sales was due primarily to increased capacity utilization from higher sales, changes in the product mix and cost cutting measures initiated during the fiscal year. These measures included consolidating manufacturing facilities, reducing manufacturing headcount and adjusting variable costs to meet current manufacturing volumes.

     Changes in the product mix will continue to impact our gross margin since our 300mm products are very early in their product life cycle and currently have low margins in comparison to our 200mm products. We have enacted cost reduction initiatives related to our 300mm products and expect gross margin for these products to improve. However, we face strong competition on price and features for these products from existing and new competitors because of the anticipated size of the emerging 300mm product market.

     We believe that gross margin as a percent of sales, excluding the joint venture, will decrease in the quarter ending December 31, 2002 from the current quarter due to lower overall sales levels, partially offset by ongoing efforts to reduce our manufacturing costs. Gross margin will be further impacted by lower margins at our joint venture and accelerated depreciation of fixed assets used in our manufacturing operations that have a shortened useful life due to our manufacturing outsourcing agreement with Solectron. We also continue to monitor and take steps to reduce inventory levels. Future changes in product mix, net sales volumes and market competition may also impact our gross margin.

     Research and Development. Research and development expenses, or R&D, remained flat in absolute dollars at $10 million for the quarter ended September 30, 2002 as compared to the corresponding period of the prior year. Revenue increased in the same periods, therefore research and development expenses as a percentage of sales decreased to 13.9 percent from 20.7 percent. Research and development expenses for the six months ending September 30, 2002 were $20.4 million or 16.4 percent of revenue as compared to $21.1 million or 18.8 percent of revenue in the six months ended September 30, 2001. The decrease of $0.7 million or 3.3 percent is due to headcount reductions and other spending cuts during the past year to reduce expenses in response to declines in our net sales. The decrease in our research and development expenses was achieved even as we accelerated efforts on key new products. Our research and development expenses vary as a percentage of net sales because these expenditures are based on long-term product development plans targeted toward future revenue opportunities and we may or may not modify our expenditures levels based on short-term changes in the actual or anticipated level of net sales. Based on our short-term outlook of decreased revenues, we will continue to closely monitor these costs and we expect R&D to decrease modestly in the second half of fiscal 2003, excluding the impact of the joint venture, as several new products near release.

     Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses for the quarter ended September 30, 2002 were $17.3 million or 24.0 percent of net sales, compared to $20.3 million or 41.8 percent of net sales for the corresponding period of the prior year. This represents a decline of $2.9 million or 14.5 percent for the quarter. SG&A expenses for the six months ended September 30, 2002 were $33.9 million or 27.3 percent of net sales, compared to $42.0 million or 37.5 percent of net sales for the corresponding period of the prior year. We reduced SG&A headcount throughout fiscal 2002 in response to lower net sales, and have continued to assess and adjust our headcount and expenses in light of anticipated future net sales. We implemented several targeted cost reduction initiatives to lower our SG&A expenses through process improvements and supplier cost reductions. Our SG&A expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales.

     One-time Charges. One-time charges in the quarter were (unaudited, in thousands):

	Severance
	and	Excess	Asset
	Benefits	Facilities	write-offs	Total

Severance related	$798	—	—	$798
Outsourcing contractual obligations	600	—	—	600
Excess facilities	—	1,629	—	1,629
Land impairment	—	—	7,121	7,121
Fixed asset impairments	—	—	1,473	1,473

Total	$1,398	$1,629	$8,594	$11,621

     We incurred one-time charges of $11.6 million in the quarter and the six months ended September 30, 2002. The charges include severance charges of $1.3 million for approximately 215 manufacturing and other employees as a result of workforce reduction measures and a manufacturing outsourcing agreement. An additional charge of $1.6 million relates to excess facilities that we have under lease but no longer intend to use as a result of the manufacturing outsourcing agreement. Other charges include a $7.1 million write down of land held for sale based on market values and a signed purchase agreement to sell the land for approximately $19.0 million net of selling expenses and $1.5 million to write-off fixed assets that will not be used as we consolidate facilities and integrate our AMHS programs with our Shinko.

     During the quarter and six months ended September 30, 2001, one-time charges were $1.4 million and $20.1 million, respectively. During the quarter ending September 30, 2001 we incurred $1.0 million in severance costs and $0.5 million of write-down of assets related to closure of facilities. The $18.7 million incurred during the quarter ended June 30, 2001 consisted of a $15.0 million impairment of the market value of land held for sale, the impairment of approximately $2.9 million of engineering costs related to that land and severance costs of approximately $0.8 million. We own land in Fremont, California. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000, which was subsequently amended on February 21, 2001 and May 30, 2001. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our noncancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. We entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses, which is expected to close in the quarter ending December 31, 2002. As a result, an additional $7.1 million write-down was recorded in the quarter ended September 30, 2002.

     The following table summarizes our utilization of accrued restructuring expense during the six months ended September 30, 2002 (unaudited; dollars in thousands):

	Severance
	and	Excess
	Benefits	Facilities	Total

Balance at March 31, 2002	$741	$2,432	$3,173
Additional accrual	1,398	1,629	3,027
Non-cash related utilization	(331)	(214)	(545)
Amounts paid in cash	(521)	(817)	(1,338)

Balance, September 30, 2002	$1,287	$3,030	$4,317

     We expect to utilize approximately $2.6 million of the remaining balance of approximately $4.3 million during the remainder of the fiscal year 2003, and the remaining balance, primarily unused leased facilities, over the following three fiscal years.

     In-process Research and Development Costs of Acquired Business. On May 29, 2002, ACT, a subsidiary of Asyst, purchased substantially all of the assets of DLC. In connection with the estimated purchase price allocation in the quarter ended June 30, 2002, $2.5 million was assigned to in-process research and development costs of acquired business, or IPR&D. We completed our analysis of the purchase price of DLC in the quarter ended September 30, 2002 and have adjusted the allocation of IPR&D down to $2.1 million. IPR&D expenses for the six months ended September 30, 2001 of $2.0 million related to the purchase of GW on May 20, 2001. The amount allocated to IPR&D was estimated through established valuation techniques in the high-technology industry and was expensed upon acquisition as we determined that the projects had not reached technological feasibility at the time of our acquisition.

     Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $1.9 million or 2.6 percent of net sales for the quarter ended September 30, 2002 and $2.4 million or 5 percent of net sales for the corresponding period of the prior year. Amortization expenses relating to acquired intangible assets were $3.6 million for the six months ending September 30, 2002 as compared to $3.7 million for the six months ended September 30, 2001. We amortize the acquired intangible assets over periods ranging from four to ten years. The decrease in the amortization expense is due mainly to a $22.6 million impairment charge during the fiscal year ended March 31, 2002 that substantially reduced the carrying value of acquired intangible assets. Additionally, we reclassified intangible assets relating to acquired workforce to goodwill and stopped amortizing goodwill as a result of implementation of SFAS 142 during the quarter ended June 30, 2002.

     Other Income (Expense), Net. Other income (expense), net, was $(0.9) million for the quarter ended September 30, 2002, compared to ($0.8) million for the corresponding period of the prior year. Other income (expense), net, was $(2.7) million for the six months ended September 30, 2002 compared to $(0.9) million for the six months ended September 30, 2001. The increase in the six month period is due primarily to interest expense related to the sale of $86.3 million of 5 3/4 percent convertible subordinated notes on July 3, 2001.

     Benefit for Income Taxes. We recorded an expense for income taxes of $62.7 million and $58.6 million for the quarter and six months ended September 30, 2002, respectively. As a result of the review undertaken at September 30, 2002, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets. The valuation allowance for deferred tax assets increased from $11.9 million at March 31, 2002, to approximately $74.5 million at September 30, 2002. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates the ability to utilize the assets. We recorded a benefit for income taxes of $6.4 million and $19.0 million for the quarter and six months ended September 30, 2001.

     Loss From Discontinued Operations. We announced our intention to divest two subsidiaries, AMP and SemiFab, in order to allow us to better focus on our core business. We are actively marketing the subsidiaries for sale and expect the final sales price to meet or exceed the current carrying value. The loss from discontinued operations for the quarter ended September 30, 2002 was $2.1 million, compared to $4.1 million in the same quarter a year ago. The loss from discontinued operations in the six months ended September 30, 2002 was $3.5 million, compared to $7.1 million in the same period a year ago. The loss from discontinued operations is lower in both the three and six month periods because of a $37.8 million impairment charge during the fiscal year ended March 31, 2002 that substantially reduced the carrying value and amortization expense for intangible assets.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, and long-term debt and cash generated from operations. As of September 30, 2002, we had approximately $61.6 million in cash and cash equivalents, $4.2 million in restricted cash equivalents, $14.0 million in short-term investments, $93.6 million in working capital and $90.3 million in long-term debt and finance leases.

     Operating activities. Net cash used in operating activities was $4.9 million in the six months ended September 30, 2002, primarily consisting of a $88.1 million net loss from continuing operations, and a $18.8 million increase in accounts receivable. These uses of cash were largely offset by a decrease in the net deferred tax asset of $59.4 million, a decrease in inventory of $10.6 million, non-cash charges for restructuring and write-down of land of $9.8 million, an increase in accounts payable and accrued liabilities and other of $5.1 million, an increase in deferred revenue of $2.0 million, a decrease in other assets of $1.9 million and non-cash charges of $13.0 million including depreciation and amortization, in-process research and development costs and stock compensation charges. The increases in receivables, accounts payable, accrued liabilities and deferred revenue reflect substantial sales growth during the quarter. The decrease in inventory resulted from ongoing efforts to improve inventory turns as well as increased sales. We expect accounts receivable to decrease due to lower sales in the next quarter, excluding the impact of the joint venture. Including the joint venture, we anticipate that sales will increase slightly.

     Net cash used in operating activities in the six months ended September 30, 2001 was $1.4 million, primarily consisting of a $38.8 million net loss from continuing operations, a $24.5 million increase in deferred tax asset and a $10.2 million decrease in accounts payable. These uses of cash were largely offset by reductions in accounts receivable, inventories and prepaid expenses of $26.5 million, $12.6 million and $3.4 million respectively, combined with a $3.2 million increase in deferred revenue and our non-cash charges to net income including: $9.1 million in depreciation and amortization, $15.0 million write-down of land held for sale and $2.0 million write-off of purchased in-process research and development.

     Investing activities. Net cash used in investing activities was $12.4 million in the six months ended September 30, 2002, due to net purchases of short-term investments of $8.2 million and purchases of property and equipment of $4.3 million.

     Net cash used in investing activities during the six months ended September 30, 2001 was $17.1 million consisting of $6.6 million net purchases of short-term investments and restricted cash equivalents and short-term investments, $3.8 million used to acquire AMP, SemiFab and GW and $6.8 million used to modify our facilities and purchase new equipment and furniture used in our operations.

     Financing activities. Net cash provided by financing activities was $4.9 million for the six month period ended September 30, 2002, due mainly to net proceeds from short- and long-term borrowing of $1.2 million and $4.7 million from stock issuances under our employee stock programs.

     Net cash provided by financing activities of $83.5 million for the six months ended September 30, 2001, consisted of net proceeds of $82.9 million from the sale of 5 3/4 percent convertible subordinated notes, $1.6 million from the issuance of new long-term debt with a Japanese bank and proceeds from the issuance of common stock through our employee stock programs of $2.1 million. These provisions were partially offset by net payments of $8.4 million on short-term loans.

     Subsequent to September 30, 2002, the following three transactions impacted our liquidity. We completed an agreement with Solectron to outsource our manufacturing. As part of the agreement, Solectron purchased approximately $20.0 million in inventory from us that will be used in the manufacturing of our products. Under circumstances detailed in our agreement with Solectron, we may be required to buy back a portion of the inventory. We entered into a $25.0 million 2-year revolving credit agreement with a commercial bank. As part of this agreement, we are required to maintain compliance with certain financial tests, including a total leverage ratio and net worth and liquidity covenants. We acquired a 51% interest in a new joint venture company, Asyst-Shinko, to develop, manufacture and market Automated Materials Handling Systems (AMHS) for approximately $67.4 million in cash.

     We continue to take measures to strengthen our cash balance by selling assets that do not enhance our core business. We have signed a purchase agreement to sell land we own, which is in the due diligence process and is expected to close in December 2002. We are also marketing for sale two subsidiaries that have been accounted for as discontinued operations in the accompanying financial statements.

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

     We will, from time to time, continue to evaluate acquisitions or investments in other businesses, technologies or product lines. Our ability to fund these transactions with cash is restricted under the terms of the 2-year revolving credit agreement.

     We anticipate that operating expenses will constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through at least September 2003.

     At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and we may seek to raise these additional funds through public or private debt or equity financings. These financings may not be available to us on a timely basis if at all or, if available, on terms acceptable to us and not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business.

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

The semiconductor manufacturing industry is highly cyclical, and the current substantial downturn is harming our operating results.

     Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which at any point in time are dependent on the then-current and anticipated market demand for ICs, as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for ICs, are difficult to predict and often have a severe adverse effect on the semiconductor industrys demand for tools. Sales of tools to semiconductor manufacturers may be significantly more cyclical than sales of ICs, as the large capital expenditures required for building new fabs or facilitizing existing fabs is often delayed until IC manufacturers have a good indication of future demand. If demand for ICs and our systems remains depressed for an extended period, it will seriously harm our business.

     The industry is currently experiencing a significant downturn due to decreased worldwide demand for semiconductors from peak levels reached in 2000. During this downturn, most of our customers have reduced capital expenditures, which has adversely impacted our business. Our net sales declined 70.8% from their peak in the third quarter of fiscal 2001 to the third quarter of fiscal 2002. We cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to continue to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously curtail our long-term business prospects.

     We believe that our future performance will continue to be affected by the cyclical nature of the semiconductor industry and, as a result, be adversely affected by such industry downturns.

Because the semiconductor manufacturing industry is subject to rapid demand shifts which are difficult to predict, our inability to efficiently manage our manufacturing capacity and inventory levels in response to these rapid shifts may cause a reduction in our gross margins, profitability and market share.

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

Our gross margins on 300mm products may be lower than on 200mm products, which could result in decreased profitability.

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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business.

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

If we are unsuccessful in fully commercializing our FasTrack Automated Materials Handling System, and/or we cannot leverage our Asyst-Shinko joint venture, our growth prospects could be negatively impacted.

     AMHS is an important component of our growth strategy. We have completed only one successful commercial installation of our FasTrack system in a 200mm fab. Our FasTrack system currently is not a complete AMHS solution, and we may not be successful in some or all of our current efforts to develop or otherwise obtain the additional components that comprise a complete solution. If we are able to offer a complete solution, we still could find it difficult to compete against companies with greater experience and resources in the AMHS market. In addition, our joint venture company, Asyst-Shinko, may not continue to succeed in the 300mm AMHS market. We may not successfully leverage the Asyst Shinko joint venture organization, technology and customer base to accelerate the market acceptance of FasTrack. Any failure to win market acceptance of our products, either FasTrack or joint venture products, would negatively impact our growth prospects.

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet their needs.

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

The timing of the transition to 300mm technology is uncertain and competition may be intense.

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

If our fully integrated tool front-end solutions are not widely accepted, our growth prospects could be negatively impacted.

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

If we are unable to develop and introduce new products and technologies in a timely manner, our business could be negatively impacted.

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

We may experience lost sales due to outsourcing of most of our product manufacturing, which could negatively impact our business.

     In an effort to focus on core competencies and reduce the impact of cyclical peaks and troughs on our operating results, we have outsourced the manufacturing of some of our products. Based on our outsourcing agreement with Solectron we will rely more heavily on outsourced manufacturing in the future. Outsourced manufacturing could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements. These problems could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor, availability of raw materials to the outsourced vendor, improper product specifications, and the learning curve to commence manufacturing at a new outsourced site. If products are delayed because of problems in outsourcing we may lose sales and profits.

     We currently outsource the manufacturing of our SMART-Traveler System to Paramit Corporation of Morgan Hill, California, and our wafer and reticle carriers to Moll Corporation of Newberg, Oregon. We have experienced delays due to financial difficulties at Moll Corporation. This negatively impacted our ability to increase production in response to market demand. Moll Corporation lacked the working capital resources to maintain an inventory of raw materials, and we therefore purchased inventory on their behalf to assure continuity of production.

     In September 2002, we made the decision to consolidate our outsourcing activities with Solectron, which will result in transitioning production of our wafer and reticle carriers from Moll to Solectron. Following this transition, Solectron will exclusively manufacture most of our products. If our agreement with Solectron terminates or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers orders for most of our products in a timely manner. If our agreement with Solectron terminates, we may be unable to find another suitable external manufacturer.

     Any delays in meeting customer demand or quality problems resulting from product manufactured at an outsourced location could have a material negative impact on our net sales and results of operations, and could result in reduced future sales to key customers.

We may not be able to secure additional financing to meet our future capital needs.

     We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least September 2003. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures or make acquisitions. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. We may pursue additional funds to support our working capital and operating expense requirements or for other purposes. We may pursue these additional funds through public or private debt or equity financings. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. We have guaranteed AJI’s unsecured loans from banks and secured bonds with interest rates ranging between 1.4 percent to 1.9 percent per annum. This strain on our capital resources could adversely affect our business.

Our new credit facility contains restrictive covenants that may limit our ability to expand or pursue our business strategy.

     The $25 million credit facility we entered into in October 2002 limits, and in some circumstances prohibits, without agreement from our lender, Comerica, our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	redeem capital stock;

•	make investments or other restricted payments;

•	engage in transactions with stockholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our subordinated debt; and

•	engage in mergers and acquisitions.

     We are also required under the credit facility to maintain compliance with certain financial tests, including a total leverage ratio and net worth and liquidity covenants. We may not be able to maintain these ratios. Covenants in the credit facility may also impair our ability to expand or pursue our business strategies. Our ability to comply with these covenants and other provisions of the credit facility may be affected by our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. In addition, if we do not comply with these covenants, we may be required to negotiate new terms and conditions with our lender, or the lender may accelerate our debt under the credit facility. New terms and conditions could be more restrictive than under the current credit facility. If the indebtedness under the credit facility is accelerated, we may be required to repay all outstanding indebtedness in full. This would reduce our available cash balances, or we may need to raise cash by selling certain assets at levels below what we believe to be fair market value, which we may not be able to do. Any of these scenarios could have an adverse impact on our operating or financial performance or could impair our ability to expand or pursue our business strategies.

     Upon the occurrence of a change of control as defined in the indenture for our subordinated convertible notes due in 2008, we will be required to offer to repurchase those notes at 100% of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of purchase. However, we are prohibited under our new credit facility, and may be prohibited under indebtedness we may incur in the future, from purchasing any notes prior to their stated maturity. In such circumstances, we will be required to repay all or a portion of the outstanding principal and any accrued interest under the credit facility and any such other future indebtedness, or obtain the requisite consent from the lender under the credit facility and the holders of any other future indebtedness to permit the repurchase of the notes. If we are unable to repay all of this indebtedness or are unable to obtain the necessary consents, we will be unable to offer to repurchase the notes, which would constitute an event of default under the indenture for the notes, which in turn would constitute a default under our new credit facility and could constitute a default under the terms of any future indebtedness that we may incur.

We may not effectively compete in a highly competitive semiconductor equipment industry.

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

     Brooks-PRI Automation, Inc, is our primary competitor in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as a number of smaller competitors. We compete primarily with Entegris, Inc. in the area of wafer carriers. We also compete with several companies in the robotics area, including, but not limited to, Brooks-PRI Automation, Kensington Labs, now part of Newport Corp., Rorze Corporation and Yaskawa Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks-PRI Automation. Our wafer and reticle sorters compete primarily with products from Recif, Inc. and Brooks-PRI Automation.

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

We may not be able to efficiently integrate the operations of our acquisitions.

     We have made and may continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. Our recent acquisitions include Progressive Systems Technologies, Inc., Palo Alto Technologies, Inc., AMP, SemiFab, GW, MECS, DLC and our 51 percent ownership in the Asyst Shinko joint venture. We subsequently merged MECS into Asyst Japan, Inc., or AJI.

     We are likely to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, in May 2002, we completed the asset purchase from DLC and, in October 2002, completed an agreement with Shinko Electric for a joint venture. If we are to realize the anticipated benefits of past and future acquisitions, the operations of such companies must be integrated and combined efficiently with those of Asyst. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, has in the past and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We may not succeed with the integration process nor may we fully realize the anticipated benefits of the business combinations. We may be required to record significant future impairment costs, such as the $22.6 million charge recorded in fiscal 2002, in the event that the carrying value exceeds the fair value of acquired intangible assets. The dedication of management resources to such integration may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions. The difficulties of integration may increase because of the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the intellectual property rights of others.

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

Because of intense competition for highly skilled personnel, we may not be able to recruit and retain necessary personnel.

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

     If we are unable to recruit or retain key personnel, we may not have enough personnel to promptly return to peak production levels. If we are unable to expand our existing or outsourced manufacturing capacity to meet demand, a customer’s placement of a large order for the development and delivery of factory automation systems during a particular period might deter other customers from placing similar orders with us for the same period. It could be difficult for us to rapidly recruit and train the substantial number of qualified engineering and technical personnel who would be necessary to fulfill one or more large, unanticipated orders. A failure to retain, acquire or adequately train key personnel could have a material adverse impact on our performance.

Because our quarterly operating results are subject to variability, quarter to quarter comparisons may not be meaningful.

     Our revenues and operating results can fluctuate substantially from quarter to quarter depending on factors such as:

•	the timing of significant customer orders;

•	the timing of product shipment and acceptance;

•	variations in the mix of products sold;

•	the introduction of new products;

•	changes in customer buying patterns;

•	fluctuations in the semiconductor equipment market;

•	the availability of key components;

•	lost sales due to outsourcing of manufacturing;

•	pressure from competitors; and

•	general trends in the semiconductor manufacturing industry, electronics industry and overall economy.

     The sales cycle to new customers ranges from 6 to 12 months from initial inquiry to placement of an order, depending on the complexity of the project. This extended sales cycle makes the timing of customer orders uneven and difficult to predict. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. Generally, our customers may cancel or reschedule shipments with limited or no penalty. These factors increase the risk of unplanned fluctuations in net sales. Moreover, a shortfall in net sales in a quarter as a result of these factors could negatively impact our operating results for the quarter. Given these factors, we expect quarter to quarter performance to fluctuate for the foreseeable future. In one or more future quarters, our operating results are likely to be below the expectations of public market analysts and investors, which may cause our stock price to decline.

Shortages of components necessary for our product assembly can delay our shipments and can lead to increased costs which may negatively impact our financial results.

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

We face significant economic and regulatory risks because a majority of our net sales are from outside the United States.

     A significant portion of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, China, Singapore and Europe. We expect that international sales will continue to represent a significant portion of our total revenue in the future. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

•	exposure to currency fluctuations;

•	the imposition of governmental controls;

•	the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States;

•	the need to comply with a wide variety of foreign and U.S. export laws;

•	political and economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	longer payment cycles typically associated with foreign sales;

•	the greater difficulty of administering business overseas; and

•	general economic conditions.

     In addition, in Taiwan, our business could be impacted by the political, economic and military conditions in that country. China does not recognize Taiwan’s independence and the two countries are continuously engaged in political disputes. Both countries have continued to conduct military exercises in or near the others territorial waters and airspace. These disputes may continue or escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. The political instability in Taiwan could result in the creation of political or other non-economic barriers to our being able to sell our products or create local economic conditions that reduce demand for our products among our target market.

     In both Taiwan and Japan, our customers are subject to risk of natural disasters, which, if they were to occur, could harm our revenue. Semiconductor fabrication facilities have in the past experienced major reductions in foundry capacity due to earthquakes in Taiwan and Japan. For example, in 1999, Taiwan experienced several earthquakes which impacted foundries due to power outages, physical damage and employee dislocation. Our business could suffer if a major customer’s manufacturing capacity was adversely affected by a natural disaster such as an earthquake, fire, tornado or flood.

     Any kind of economic instability in Taiwan and Japan or other parts of Asia where we do business can have a severe negative impact on our operating results due to the large concentration of our sales activities in this region. For example, during 1997 and 1998, several Asian countries, including Taiwan and Japan, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. During this period, the lack of capital in the financial sectors of these countries made it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. The economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash. Although we invoice a majority of our international sales in United States dollars, for sales in Japan, we invoice our sales in Japanese yen. Future changes in the exchange rate of the U.S. dollar to the Japanese yen may adversely affect our future results of operations.

     European and Asian courts might not enforce judgments rendered in the United States. There is doubt as to the enforceability in Europe and Asia of judgments obtained in any federal or state court in the United States in civil and commercial matters. The United States does not currently have a treaty with many European and Asian countries providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of a fixed debt or sum of money rendered by any federal or state court in the United States based on civil liability would not automatically be enforceable in many European and Asian countries.

     The intellectual property laws in Asia do not protect our intellectual property rights to the same extent as do the laws of the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors, intellectual property rights in Asia, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights in Asia, we may face direct competition, which could materially adversely affect our future business, operating results and financial condition.

Anti-takeover provisions in our articles of incorporation, bylaws and our shareholder rights plan may prevent or delay an acquisition of Asyst that might be beneficial to our shareholders.

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

Our stock price may fluctuate significantly which could be detrimental to our shareholders.

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

Representatives of Arthur Andersen LLP are not available to consent to the inclusion of Arthur Andersen LLPs reports on our financial statements and incorporated in our Form 10-K, and you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933.

     Arthur Andersen LLP was previously our independent accountant. Representatives for Arthur Andersen LLP are not available to provide the consents required for the inclusion of their report on our consolidated financial statements for the years ended March 31, 2001 and 2000, and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the inclusion of their reports incorporated by reference into this prospectus, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference or any omissions to state a material fact required to be stated therein.

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

     Foreign Currency Exchange Risk.   We engage in international operations and transact business in various foreign countries. The primary foreign currency cash flows are located in Japan, Europe, Singapore and Taiwan. We have approximately $26.2 million in short-term and long-term debt and finance leases denominated in Japanese Yen. Although we and our subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. There can be no assurance that foreign currency risk will not have a material impact on our financial position, results of operations or cash flow in the future.

Item 4 — Controls and Procedures

(a)   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Asyst's disclosure controls and procedures are effective.

(b)   There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     In October 1996, we filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., or Jenoptik, Jenoptik-Infab, Inc., or Infab, Emtrak, Inc., or Emtrak and Empak, Inc., or Empak alleging infringement of two patents related to our SMART Traveler System. We amended its Complaint in April 1997 to allege causes of action for breach of fiduciary duty against Jenoptik and Meissner & Wurst, GmbH, and misappropriation of trade secrets and unfair business practices against all defendants. The Complaint seeks damages and injunctive relief against further infringement. All defendants filed counter claims, seeking a judgment declaring the patents invalid, unenforceable and not infringed. Jenoptik, Infab, and Emtrak also alleged that we violated federal antitrust laws and engaged in unfair competition. We denied these allegations. In May 1998, we along with Empak stipulated to a dismissal, without prejudice, of the respective claims and counter claims against each other. In November 1998, the court granted defendants’ motion for partial summary judgment as to most of the patent infringement claims and invited further briefing as to the remainder. In January 1999, the court granted our motion for leave to seek reconsideration of the November summary judgment order and also, pursuant to a stipulation of the parties, dismissed without prejudice two of the three antitrust counter claims brought by the defendants. Since then, the parties stipulated to, and the court has ordered, the dismissal with prejudice of the defendants’ unfair competition and remaining antitrust counterclaim, and our breach of fiduciary duty, misappropriation of trade secrets and unfair business practices claims. On June 4, 1999, the court issued an order by which it granted a motion for reconsideration in the sense that it considered the merits of our arguments, but decided that it would not change its prior ruling on summary judgment and would also grant summary judgment for defendants on the remaining patent infringement claim. We appealed and the trial date has since been vacated. On October 10, 2001, the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgement and remanded the case back to the district court. On July 22, 2002, we along with the remaining defendants stipulated to a dismissal of the respective claims and counterclaims relating to one of the two patents in suit. On September 30, 2002, the court held a claims construction hearing, but has not yet issued a claims construction ruling. We expect the court to set a trial date after issuance of the ruling.

     In July 2002, three former shareholders of SemiFab, Inc., a corporation that merged with a subsidiary of ours in February 2001, filed a complaint in San Benito County Superior Court against us claiming breach of contract, declaratory relief, conversion, constructive trust, and injunctive relief. The plaintiffs allege that we failed to provide sufficient funding to SemiFab to make specified capital expenditures, as required by the merger agreement under which SemiFab was acquired. They further allege that they were entitled to receive approximately 466,000 shares of our stock on specified dates. The plaintiffs seek the shares of common stock, plus interest, attorney fees and other relief. We deny that we failed to fulfill our obligations under the merger agreement. We responded to the complaint in August 2002. We have participated with the plaintiffs in a mediation hearing, and are in settlement discussions.

     In the normal course of business, we are subject to various claims. While we cannot predict the results of litigation and claims with certainty, we believe that the final outcome of these matters will not seriously harm our business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on September 12, 2002 and adjourned to October 3, 2002 for the purpose of: (1) electing directors to our Board of Directors to serve a one-year term expiring on the date of our 2003 annual meeting of the shareholders and until their successors are elected and qualified; (2) approving amendments to our 1993 Employee Stock Option Plan, as amended, including amendments to amend the expiration date of the plan from June 22, 2003 to December 31, 2006, to amend the expiration of the existing evergreen provision from April 2, 2003 to April 2, 2006, and to increase the aggregate number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 1993 Stock Option Plan; (3) ratifying the selection of PricewaterhouseCoopers as the independent auditors of the Company for the fiscal year ending March 31, 2003 and (4) transacting such other business as may have properly come before the meeting or any adjournment or postponement thereof. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Shareholders passed proposals 1 and 3 and did not approve Proposal 2. The final vote on the proposals were recorded as follows:

Proposal 1:

Mihir Parikh, Ph.D. was elected to the board of directors for a one-year term with 28,372,942 votes for and 5,783,129 votes withheld.

Stephen S. Schwartz, Ph.D. was elected to the board of directors for a one-year term with 28,427,360 votes for and 5,728,711 votes withheld.

P. Jackson Bell was elected to the board of directors for a one-year term with 33,579,038 votes for and 577,033 votes withheld.

Stanley Grubel was elected to the board of directors for a one-year term with 33,040,164 votes for and 1,115,907 votes withheld.

Robert A. McNamara was elected to the board of directors for a one-year term with 24,135,285 votes for and 10,020,786 votes withheld.

Anthony E. Santelli was elected to the board of directors for a one-year term with 33,064,862 votes for and 1,091,209 votes withheld.

Walter W. Wilson was elected to the board of directors for a one-year term with 33,509,967 votes for and 646,104 votes withheld.

Proposal 2 (Not Approved):

     To approve amendments to our 1993 Employee Stock Option Plan, as amended, including amendments to amend the expiration date of the plan from June 22, 2003 to December 31, 2006, to amend the expiration of the existing evergreen provision from April 2, 2003 to April 2, 2006, and to increase the aggregate number of shares that may be issued pursuant to the exercise of incentive stock options granted under the 1993 Stock Option Plan.

			BROKERED
“FOR”	“AGAINST”	“ABSTAIN”	“NON-VOTES”

12,276,169	14,381,123	64,025	7,434,754

     Proposal 3:

The selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending March 31, 2003 was ratified by the following vote:

			BROKERED
“FOR”	“AGAINST”	“ABSTAIN”	“NON-VOTES”

33,317,509	808,712	29,850	—

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

10.38	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002 (translated from Japanese).
10.39	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002 (translated from Japanese).
10.40*	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.
10.41	Loan and Security Agreement between the Company and Comerica Bank — California, dated as of October 1, 2002.
10.42	Amendment No. 1 to Loan and Security agreement between the Company and Comerica Bank — California, dated as of November 8, 2002.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

*	Confidential treatment has been requested for portions of this document.

(b)  Reports on Form 8-K.

On August 8, 2002, we filed a Current Report on Form 8-K dated August 1, 2002. On September 12, 2002 we filed a Current Report on Form 8-K dated September 5, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: November 12, 2002	By:	/s/ Geoffrey G. Ribar

Geoffrey G. Ribar Senior Vice President Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting and financial officer

CERTIFICATIONS

I, Stephen S. Schwartz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Asyst Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Stephen S. Schwartz

Stephen S. Schwartz, President and Chief Executive Officer

I, Geoffrey G. Ribar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Asyst Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Geoffrey G. Ribar

Geoffrey G. Ribar, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.38	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002 (translated from Japanese).
10.39	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002 (translated from Japanese).
10.40*	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.
10.41	Loan and Security Agreement between the Company and Comerica Bank — California, dated as of October 1, 2002.
10.42	Amendment No. 1 to Loan and Security Agreement between the Company and Comerica and Comerica Bank — California, dated as of November 8, 2002.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

*	Confidential treatment has been requested for portions of this document.