Form 10-Q
period 2002-12-31
ASYST TECHNOLOGIES INC /CA/
filed 2003-02-11
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑	No [ ]

The number of shares of the registrant’s Common Stock, no par value, outstanding as of January 31, 2003 was 38,561,611.

ASYST TECHNOLOGIES, INC.

INDEX

Page No.

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — December 31, 2002 and March 31, 2002	3
Condensed Consolidated Statements of Operations — Three Months and Nine Months Ended
December 31, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows — Nine Months Ended December 31, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	48
Part II. Other Information
Item 1. Legal Proceedings	49
Item 6. Exhibits and Reports on Form 8-K	50
Signatures	50

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	December 31,	March 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$60,133	$74,577
Restricted cash and cash equivalents	2,836	5,052
Short-term investments	14,000	5,000
Accounts receivable, net	93,696	28,307
Inventories	16,269	39,296
Deferred tax asset	—	33,906
Prepaid expenses and other	11,232	14,618

Total current assets	198,166	200,756

Property and equipment, net	33,255	34,399
Deferred tax asset	—	30,294
Goodwill	37,106	—
Intangible assets, net	84,992	29,901
Other assets	21,678	32,180
Assets of discontinued operations	8,985	16,885

Total assets	$384,182	$344,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term loans and notes payable	$20,557	$16,707
Current portion of long-term debt and finance leases	1,199	1,076
Accounts payable	44,029	9,193
Accrued liabilities and other	54,820	46,819
Deferred revenue	4,430	4,367

Total current liabilities	125,035	78,162

Long-term debt and finance leases, net of current portion	115,297	90,331
Other long-term liabilities	11,434	6,795
Liabilities of discontinued operations	2,990	4,190

Total liabilities	254,756	179,478

Minority shareholders’ interest	63,175	—
Shareholders’ equity:
Common stock	325,857	294,351
Accumulated other comprehensive income	2,207	(35)
Accumulated deficit	(261,813)	(129,379)

Total shareholders’ equity	66,251	164,937

Total liabilities and shareholders’ equity	$384,182	$344,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$75,624	$35,631	$199,807	$147,461
Cost of sales	56,495	39,411	135,955	119,762

Gross profit	19,129	(3,780)	63,852	27,699

Operating expenses:
Research and development	11,160	9,224	31,510	30,276
Selling, general and administrative	20,462	18,020	54,346	59,996
Amortization of acquired intangible assets	5,707	2,329	9,273	5,980
Restructuring charges	2,519	5,920	7,019	8,075
Asset impairment charges	8,398	22,574	15,519	40,499
In-process research and development costs of acquired businesses	5,750	—	7,834	2,000

Total operating expenses	53,996	58,067	125,501	146,826
Operating loss	(34,867)	(61,847)	(61,649)	(119,127)
Other income (expense), net	(2,578)	(1,081)	(5,228)	(1,644)

Loss from continuing operations before income taxes and minority interest	(37,445)	(62,928)	(66,877)	(120,771)
Provision (benefit) for income taxes	—	(14,459)	58,628	(33,490)

Loss from continuing operations before minority interest	(37,445)	(48,469)	(125,505)	(87,281)
Minority interest	(4,824)	—	(4,824)	—

Loss from continuing operations	(32,621)	(48,469)	(120,681)	(87,281)
Loss from discontinued operations, net	(8,300)	(41,379)	(11,753)	(48,462)

Net loss	$(40,921)	$(89,848)	$(132,434)	$(135,743)

Basic and diluted loss per common share:
Continuing operations	$(0.86)	$(1.37)	$(3.23)	$(2.48)
Discontinued operations	(0.22)	(1.17)	(0.32)	(1.37)

Net loss	$(1.08)	$(2.54)	$(3.55)	$(3.85)

Weighted average number of common shares outstanding — basic and diluted	37,932	35,419	37,316	35,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(132,434)	$(135,743)
Less: Loss from discontinued operations	11,753	48,462

Net loss from continuing operations	(120,681)	(87,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,928	13,438
Impairment of goodwill and other intangible assets	8,398	22,541
Employee and non-employee stock compensation	2,243	371
Provision for doubtful accounts	(400)	690
Non-cash charges for restructuring and write-down of land	10,317	15,000
Provision for excess inventories	—	12,810
In-process research and development costs	7,834	2,000
Deferred tax asset, net	59,432	(40,496)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(17,473)	41,045
Inventories	30,598	14,440
Prepaid expenses and other assets	362	7,967
Accounts payable, accrued liabilities and deferred revenue	23,210	(10,992)

Net cash provided by (used in) operating activities	23,768	(8,467)

Cash flows from investing activities:
Purchase of short-term investments	(9,000)	(23,077)
Sale or maturity of short-term investments	—	18,441
Purchase of restricted cash equivalents and short-term investments	(22,500)	(55,842)
Sale or maturity of restricted cash equivalents and short-term investments	24,716	105,100
Purchase of property and equipment, net	(7,271)	(8,839)
Net cash used in acquisitions	(52,296)	(3,772)

Net cash provided by (used in) investing activities	(66,351)	32,011

Cash flows from financing activities:
Net proceeds from line of credit	25,000	—
Net proceeds (payments) on short-term loans	2,995	(47,903)
Net proceeds from the issuance of long-term debt and finance leases	—	85,146
Net payments on long-term debt and finance leases	(620)	(262)
Issuance of shares of common stock	1,922	4,410

Net cash provided by (used in) financing activities	29,297	41,391

Effect of exchange rate changes on cash and cash equivalents	3,880	—

Net cash provided by (used in) continuing operations	(9,406)	64,935

Net cash provided by (used in) discontinued operations	(5,038)	(3,719)

Increase (decrease) in cash and cash equivalents	(14,444)	61,216
Cash and cash equivalents, beginning of period	74,577	33,226

Cash and cash equivalents, end of period	$60,133	$94,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION OF THE COMPANY:

     The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (“Asyst” or the “Company”), which was incorporated in California on May 31, 1984, its subsidiaries and its majority owned joint venture. The Company designs, develops, manufactures and markets isolation systems, work-in-process materials management, substrate-handling robotics, automated transport and loading systems, and connectivity automation software utilized primarily in clean rooms for semiconductor manufacturing.

     In October 2002, the Company purchased a 51% interest in Asyst Shinko, Inc. (“ASI”), a Japanese corporation.

     In May 2002, Asyst Connectivity Technologies, Inc., a subsidiary of the Company (“ACT”), purchased substantially all of the assets of domainLogix Corporation, (“DLC”), a Delaware corporation.

     In May 2001, the Company acquired 100 percent of the common stock of GW Associates, Inc. (“GW”), a California corporation.

     The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, the Company’s Consolidated Statements of Operations and of Cash Flows for the period ended December 31, 2002 include the results of these acquired entities for the periods subsequent to their respective acquisitions. The Company consolidates fully the financial position and results of operations of ASI and accounts for the minority interest in the consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. All significant intercompany accounts and transactions have been eliminated. Minority shareholder’s interest represents the minority shareholders proportionate share of the net assets and results of operations of the Company’s majority-owned subsidiary, Asyst Shinko, Inc. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the quarter ended December 31, 2002. The Company closes its books on the last Saturday of each quarter and thus the actual date of the quarter-end is usually different from the month-end dates used throughout this Form 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with the Asyst Technologies, Inc. consolidated financial statements for the year ended March 31, 2002 included in its Annual Report on Form 10-K. The Advanced Machine Programming, Inc. (AMP) and SemiFab, Inc. (SemiFab) businesses are accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations for all periods presented.

     New Accounting Standards

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

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently assessing the impact of this standard on its consolidated financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of this standard on the on its consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

     Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents represent amounts that are restricted as to their use in accordance with Japanese debt agreements.

     Restricted cash and cash equivalents by security type are as follows (dollars in thousands):

	December 31,	March 31,
	2002	2002

	(Unaudited)
Cash	$2,836	$4,552
Cash equivalents:
Institutional money market funds debt securities	$—	$500

Total	$2,836	$5,052

     Inventories

     Inventories consist of the following (dollars in thousands):

	December 31,	March 31,
	2002	2002

	(Unaudited)
Raw materials	$3,204	$22,492
Work-in-process and finished goods	13,065	16,804

Total	$16,269	$39,296

     During the quarter ended December 31, 2002, the Company outsourced the bulk of its remaining manufacturing to Solectron Corporation. As part of the arrangement, Solectron purchased $20 million of inventory from the Company. No revenue was recorded for the sale of this inventory to Solectron. The transition of manufacturing to Solectron is expected to be completed by March 31, 2003 at which time the Company will know what equipment and other assets will be purchased by Solectron and which will have to be sold or otherwise disposed of.

     Goodwill and Intangible Assets, net

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

     Based on criteria set out in SFAS 142, the Company reclassified $2.1 million of assets previously classified as intangible assets to goodwill. Intangible assets subject to amortization are being amortized over the following estimated useful lives using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, three to ten years; and licenses and patents, ten years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS 142. In connection with the DLC acquisition in May 2002, the Company recorded goodwill of $2.1 million. In connection with the ASI acquisition in October 2002, the Company recorded goodwill of $34.9 million.

     In connection with the annual impairment test in accordance with SFAS No. 142 during the quarter ended December 31, 2002, a goodwill impairment expense of $2.1 million was recognized during the third quarter of fiscal 2003. To determine the amount of the impairment, the Company estimated the fair value of its reporting segments that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized. In connection with the annual impairment analysis for goodwill, the Company assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. During the quarter ended December 31, 2002, an impairment expense of $6.2 million was recognized for acquired technology and $0.1 million was recognized for customer base, based upon the Company’s projection of significantly reduced future cash flows of ACT.

     Intangible assets were as follows (unaudited, in thousands):

	December 31, 2002		March 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Purchased technology	$60,701	$7,472	$18,752	$7,673
Customer lists and other intangible assets	32,691	6,926	17,112	5,135
Licenses and patents	7,892	1,894	8,390	1,545

Total	$101,284	$16,292	$44,254	$14,353
Unamortized intangible assets:
Goodwill	$37,106	$—	$—	$—

     Amortization expense was $9.3 million for the nine months ended December 31, 2002 and $6.0 million for the nine months ended December 31, 2001.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2003 and for the following fiscal years is as follows (unaudited, in thousands):

Fiscal Years:
Remainder of 2003	$4,935
2004	19,740
2005	19,740
2006	17,740
2007	13,722
Thereafter	9,115

     The changes in the carrying amount of goodwill for the nine months ended December 31, 2002 are as follows (unaudited; dollars in thousands):

	Fab Automation	AMHS	Total

Balance at March 31, 2002	$—	$—	$—
Reclass	2,228	—	2,228
Acquisitions	2,100	34,873	36,973
Impairment charges	(2,100)	—	(2,100)
Foreign currency translation	—	5	5

Balance at December 31, 2002	$2,228	$34,878	$37,106

     To facilitate comparison with prior periods, the following table shows the Company’s results from continuing operations for the three and nine months ended December 31, 2001 and the three prior fiscal years, if goodwill was not amortized for those periods (unaudited; dollars in thousands):

		Net Income (Loss)	Basic EPS	Diluted EPS
		From Continuing	From Continuing	From Continuing
		Operations	Operations	Operations
		Excluding	Excluding	Excluding
	Goodwill	Goodwill	Goodwill	Goodwill
Fiscal Period	Amortization	Amortization	Amortization	Amortization

Three months ended December 31, 2001	$406	$(48,063)	$(1.36)	$(1.36)
Nine months ended December 31, 2001	$1,806	$(85,475)	$(2.43)	$(2.43)
Fiscal 2002	1,806	(94,102)	(2.66)	(2.66)
Fiscal 2001	3,457	31,498	0.96	0.90
Fiscal 2000	345	10,364	0.37	0.33

     Warranty

     The Company provides for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in the Company’s warranty accrual (in millions):

Amount

Balance at March 31, 2002	$(5,028)
Accruals for warranties issued during the period	(5,289)
Settlements made (in cash or in kind)	3,009

Balance, December 31, 2002	$(7,308)

     Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Some of the Company’s products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. The Company’s primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of the Company’s product sales are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with both the customer and the specific type of equipment, the Company recognizes the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Other products of the Company are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. The Company does not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Deferred revenue related to product sales is included in deferred revenue on the balance sheet. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

     The Company recognizes revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company uses the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. The Company records revenue each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. The Company treats contracts as substantially complete when the Company receives technical acceptance of its work by the customer. No changes in estimates occurred in the quarter ended December 31, 2002 that caused a material change in the financial results of the Company for that period. The Company intends to disclose material changes in its financial results that result from changes in estimates. Unbilled receivables relating to long-term contracts were $16.7M at December 31, 2002 and are included in accounts receivable.

     The Company accounts for software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” Revenues for integration software work are recognized on a percentage of completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

     Contract Loss Reserve

     The Company routinely evaluates the contractual commitments with its customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. The Company recorded loss reserves from ASI totaling approximately $2.0 million for contracts entered into prior to the acquisition date. These loss reserves are included in the purchase accounting for ASI.

     Loss Per Share

     Basic loss per common share is calculated by dividing net loss applicable to common Shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss applicable to common Shareholders by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted loss per share result from the assumed exercise of stock options and warrants, using the treasury stock method, and the conversion of the redeemable convertible preferred stock. For periods for which there is a net loss, the number of shares used in the computation of diluted earnings (loss) per share is the same as those used for the computation of basic earnings (loss) per share as the inclusion of dilutive securities would be anti-dilutive.

     Securities outstanding that were not included in the calculation of diluted net loss per share, as to do so would be anti-dilutive, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Restricted stock	53	43	50	43
Stock options	938	1,259	1,342	1,626
Convertible notes	5,682	5,682	5,682	3,788

Total	6,673	6,984	7,074	5,457

     Comprehensive Income

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The following table presents the Company’s comprehensive income items (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2002,		September 30,

	2002	2001	2002	2001

Net income	$(40,921)	$(89,848)	$(132,434)	$(135,743)
Foreign currency translation adjustments	2,242	—	2,242	—

Comprehensive income	$(38,679)	$(89,848)	$(130,192)	$(135,743)

3.	RESTRUCTURING CHARGES:

     Restructuring charges and related utilization for the nine months ended December 31, 2002 were (unaudited, in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2002	$741	$2,432	$200	$3,373
Additional Accruals	2,125	2,733	2,161	7,019
Non-cash related utilization	(331)	(214)	(1,745)	(2,290)
Amounts paid in cash	(1,318)	(1,352)	—	(2,670)

Balance, December 31, 2002	$1,217	$3,599	$616	$5,432

     In the quarter ended December 31, 2002, the Company recorded an excess facility charge of $1.1 million reflecting revised estimates of future sublease income based on continued weakness in the Austin commercial real estate market. The Company also recorded severance charges of $0.7 million resulting from headcount reductions of 52 employees, including manufacturing, sales, research and development and administrative staff. The Company also recorded a fixed asset impairment charge of $0.7 million for assets to be disposed of due to headcount reductions and vacating facilities.

     In the quarter ended September 30, 2002, the Company recorded severance charges of $0.8 million and contractual obligations of $0.6 million as a result of workforce reduction measures affecting approximately 24 employees and a manufacturing outsourcing agreement whereby approximately 191 employees joined Solectron. The workforce reduction affected employees in manufacturing, sales, research and development and administration. An additional charge of $1.6 million relates to excess facilities that the Company has under lease but has abandoned as a result of the manufacturing outsourcing agreement. The Company also recorded a fixed asset impairment charge of $1.5 million for assets that will not be used as the Company consolidates facilities and integrates certain programs into a joint venture.

     The Company expects to utilize approximately $3.5 million of the remaining balance of $5.4 million during the remainder of the fiscal 2003, and the remaining balance, primarily unused leased facilities, over the following three fiscal years. All remaining accrual balances are expected to be settled in cash.

4.	ASSET IMPAIRMENT CHARGES:

     Asset impairment charges for the three and nine months ended December 31, 2002 and 2001 were (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Goodwill and intangible impairment	$8,398	$22,574	$8,398	$22,574
Land impairment	—	—	7,121	17,925

Totals	$8,398	$22,574	$15,519	$40,499

     In the quarter ended December 31, 2002, the Company completed a periodic goodwill impairment test. As a result of its analysis, the Company determined that impairment charges of $8.4 million were required because the forecasted undiscounted cash flows were less than the book values of certain businesses. The charges were measured on the basis of comparison of estimated fair values with corresponding book values and relate to goodwill and intangible assets recorded in connection with the Company’s May 2002 acquisition of DLC.

     The Company owns land in Fremont, California. Initially, the Company leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000, which was subsequently amended on February 21, 2001 and May 30, 2001. The Company purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and the Company’s noncancelable commitment to purchase the land, the Company estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. The Company entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses, which was expected to close in the quarter ending December 31, 2002. As a result, an additional $7.1 million write-down was recorded in the quarter ended September 30, 2002. The prospective buyer terminated the acquisition prior to close and the land continues to be held for sale.

5.	INCOME TAXES:

     Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods and existing contracts or sales backlog that will result in future profits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of current losses, difficult industry conditions and revised downward future projections a review was undertaken at September 30, 2002, and the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. In addition, the Company expects to continue to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

6.	REPORTABLE SEGMENTS:

     As a result of the acquisition of ASI in October 2002, the Company now operates and tracks its results in two segments: Fab Automation and Automated Material Handling Systems (“AMHS”). Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. The Chief Operating Decision Maker is our Chief Executive Officer.

Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Fab Automation:
Revenues	$51.5	$35.6	$175.7	$147.5
Operating Loss	(22.5)	(61.8)	(43.5)	(119.1)
AMHS:
Revenues	24.1	—	24.1	—
Operating Loss	(12.4)	—	(18.1)	—
Total:
Revenues	75.6	35.6	199.8	147.5
Operating Loss	(34.9)	(61.8)	(61.6)	(119.1)

     The Company acquired ASI on October 16, 2002. Operating segment data includes results from ASI for the period from the effective date of the acquisition. Total operating loss is equal to consolidated loss from operations for the periods presented. The Company does not allocate other income (expense), net to individual segments.

     Net sales by geography were as follows (unaudited; dollars in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

United States	$23.5	$16.2	$71.6	$62.6
Taiwan	9.3	3.7	38.4	16.7
Japan	16.7	8.9	36.5	38.3
Other Asia/Pacific	21.6	3.8	39.1	13.6
Europe	4.5	3.0	14.2	16.3

Total	$75.6	$35.6	$199.8	$147.5

7.	DISCONTINUED OPERATIONS:

     In August 2002, the Company’s Board of Directors approved a plan to discontinue operations of its AMP and SemiFab subsidiaries. Accordingly, these businesses are being held for sale and accounted for as discontinued operations and, therefore, the results of operations and cash flows have been reclassified from the Company’s results of continuing operations to discontinued operations for all periods presented. The Company based its decision on an evaluation of, and decision to focus on its core business, concluding AMP and SemiFab were not critical to the Company’s long-term strategy. During the quarter ended December 31, 2002, the Company estimated that the fair market value of the subsidiaries based upon current quotes had been impaired and recorded a $6.6 million loss. The Company expects to complete the sale of each business by March 31, 2003.

Summarized selected financial information for the discontinued operations is as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$2,876	$1,698	$10,859	$8,142
Loss before income taxes	(8,300)	(42,330)	(11,753)	(51,866)
Income taxes (benefit)	—	(951)	—	(3,404)

Net loss	$(8,300)	$(41,379)	$(11,753)	$(48,462)

The assets and liabilities of discontinued operations are stated separately as of December 31, 2002 and March 31, 2002 on the statement of financial position and consist of (unaudited, in thousands):

	At December 31, 2002	At March 31, 2002

Inventories	$3,908	$5,814
Property and equipment, net	3,895	3,967
Other assets	7,782	7,104
Accrued losses	(6,600)	—

Assets of discontinued operations	$8,985	$16,885
Liabilities of discontinued operations	$2,990	$4,190

8.	ACQUISITIONS

     ASYST-SHINKO INC. (ASI):

     On October 16, 2002, the Company established a joint venture with Shinko Electric Co., Ltd. (“Shinko”), called Asyst Shinko, Inc. (“ASI”). The joint venture develops, manufactures and markets Shinko’s market-leading Automated Materials Handling Systems (“AMHS”) with principal operations in Tokyo and Ise, Japan. Under terms of the agreement, Asyst acquired 51% of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees. The consolidated financial statements for the period ended December 31, 2002 include the results of ASI for the quarter. The Company believes ASI has a strong presence in the 300mm AMHS and flat panel display markets to date.

The Company believes that ASI, in addition to Asyst’s FasTrack AMHS solution, provides the Company an opportunity to benefit from growth opportunities in the 300mm generation of the AMHS business. The acquisition has been accounted for as a purchase transaction in accordance with FAS 141.

     A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. The Company will amortize developed technology over a period of five years and the customer base and trademarks over a period of three years using the straight-line method, with a weighted-average life of 4.4 years. The balance of the excess purchase price was recorded as goodwill. A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid	$65,700
Transaction costs	1,796

Total consideration	67,496
Total Enterprise Value	132,345

Fair value of net assets acquired	28,422

Excess of consideration over fair value of net assets acquired	103,923

Allocation of excess consideration to identifiable intangible assets:
Developed technology	44,500
Customer base	12,000
Trademarks	6,800
In-process research and development	5,750

69,050

Allocation of excess consideration to goodwill	$34,873

     The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS 141. The $34.9 million of goodwill arising from the acquisition is not deductible for tax purposes. The Company acquired $5.8 million of in-process research and development as part of the acquisition. The in-process research and development costs were expensed in the quarter ended December 31, 2002.

     Minority interest of $63.2 million was recorded at December 31, 2002 representing the minority interest of 49% of the fair value of ASI at the time of acquisition and the proportionate share of net income and cumulative translation adjustment for the quarter ended December 31, 2002.

     The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands).

Cash and short-term investments	$15,200
Other current assets	53,337
Property plant and equipment	3,332
Other assets	782
Current liabilities	(32,063)
Pension and other long-term liabilities	(12,166)

Net assets acquired	$28,422

     Pro forma information will be presented in the future when available in conformance with US GAAP. In addition, the Company expects to adjust the opening balance sheet of ASI based on US GAAP adjustments required to properly reflect unbilled receivables and work in process at the acquisition date. These adjustments will be completed in the fourth quarter of fiscal 2003 ending March 31, 2003.

     As part of the acquisition, the Company assumed pension related obligations. The balance recorded represents the initial estimated value. An actuarial analysis will be performed prior to March 31, 2003. Related disclosure of the pension obligations will be evaluated at year-end. In addition, as certain pension obligations are included in the former owner of ASI’s pension plan, under certain remote circumstances including bankruptcy and inability to pay by Shinko, the Company may have to assume up to $200 million of pension obligations. No recognition of this amount has been recorded to date as it is considered remote.

     ASYST CONNECTIVITY TECHNOLOGIES, INC. (ACT):

     In May 2002, ACT, a subsidiary of Asyst, purchased substantially all of the assets of DLC, a developer of next-generation software for tool communication and a provider of a variety of consulting, development and integration services to customers. Prior to this acquisition, the Company owned approximately seven percent of the outstanding shares of DLC. The results of ACT reflect the acquisition of DLC’s assets from the purchase date. The DLC assets were acquired for $2.2 million of cash, $1.0 million of liabilities assumed, and 468,796 shares of Asyst common stock valued at $8.0 million. In addition, there were acquisition costs of $0.4 million and certain former employees of DLC, upon acceptance of employment with ACT received grants totaling 304,327 shares of Asyst common stock, to vest over four years based on continued employment with ACT. The stock grants are valued at approximately $5.7 million, based on their intrinsic value at the date of grant. Assets acquired include $768,000 of receivables and $40,000 of fixed assets. The majority of the purchase price was recorded as goodwill and intangible assets, including in-process research and development. The Company recorded the value of intangible assets as follows (unaudited; in thousands):

Amortizable intangible assets	$7,615
Goodwill	2,100
In-process research and development	2,082

     Comparative pro forma information reflecting the acquisition of DLC’s assets has not been presented because the operations of DLC were not material to the Company’s financial statements.

     GW ASSOCIATES, INC. (GW):

     In May 2001 the Company acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of the Company’s common stock valued at $8.0 million and a note for $16.0 million. The note was paid in May 2002 using 841,308 shares of the Company’s common stock. The note payable was included in accrued liabilities and other in the condensed consolidated balance sheet at March 31, 2002. The results of GW have been combined with those of the Company since the date of acquisition.

     Comparative pro forma information reflecting the acquisition of GW has not been presented because the operations of GW were not material to the Company’s financial statements.

9.	DEBT

     The Company had short-term debt from banks in Japan of Japanese Yen 2,437 million ($20.5 million) and Japanese Yen 2,216 million ($16.7 million) at December 31, 2002 and March 31, 2002, respectively. As of December 31, 2002, the interest rate ranged from 1.4 percent to 1.9 percent.

     In October 2002, the Company entered into and fully drew down a $25 million 2-year revolving credit agreement (the “Credit Facility”) with a commercial bank. Borrowings under the Credit Facility bear interest at a rate indexed to LIBOR. The Company is required under the credit facility to maintain compliance with certain financial covenants. These covenants include a total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. The terms of the credit agreement also restrict the Company’s ability to incur additional indebtedness; pay dividends and make distributions in respect of its capital stock; redeem capital stock; make investments or other restricted payments; engage in transactions with stockholders and affiliates; create liens; sell or otherwise dispose of assets; make payments on its subordinated debt; and engage in mergers and acquisitions.

10.	RELATED PARTY TRANSACTIONS:

     At December 31, 2002 and March 31, 2002, the Company held notes from two former employees totaling $0.2 million and notes from four current employees totaling $0.9 million. At March 31, 2002, the Company held two notes receivable from a former executive officer totaling $0.8 million. These two notes were paid off in the quarter ended December 31, 2002. In all but one case, loans were extended to these individuals to assist them in their relocation. The remaining loan was extended in connection with a personal matter. Approximately $0.6 million of the notes receivable are secured by deeds of trust on certain real property and/or pledged securities of the Company owned by the employees and are included in other assets at December 31, 2002 and March 31, 2002, respectively.

     The Company’s majority owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At December 31, 2002, significant balances owed (to) from Shinko were (unaudited, in thousands):

Accounts and notes receivable from Shinko	$1,522
Accounts payable due to Shinko	(6,294)
Accrued liabilities due to Shinko	(4,881)

     In addition, the consolidated condensed financial statements reflect that ASI purchased various administrative and IT services from Shinko in order to provide for an orderly transition. During the quarter ended December 31, 2002, sales to and purchases from Shinko were (unaudited, in thousands):

Sales	$218
Material purchases	2,054
Services purchased	825

11.	LEGAL PROCEEDINGS:

     In October 1996, the Company filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., Jenoptik-Infab, Inc., Emtrak, Inc. and Empak, Inc., alleging, among other things, infringement of two patents related to the Company’s SMART Traveler System. All defendants filed answers and counterclaims asserting various defenses. The issues were subsequently narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was ultimately entered against the Company in June 1999. The Company appealed, and in October 2001 the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgment and remanded the case back to the district court. In July 2002, the Company and the remaining defendants narrowed the case to the respective claims and counterclaims relating to one of the two patents in suit, for which the Company continues to seek damages and injunctive relief against further infringement. The court held a claims construction hearing in September 2002, but has not yet issued its claims construction ruling. The Company expects the court to set a trial date after issuance of the ruling.

     In July 2002, three former shareholders of SemiFab, Inc., a corporation that merged with a subsidiary of the Company in February 2001, filed a complaint in San Benito County Superior Court against the Company claiming breach of contract, declaratory relief, conversion, constructive trust, and injunctive relief. The plaintiffs alleged that the Company failed to provide sufficient funding to SemiFab to make specified capital expenditures, as required by the merger agreement under which SemiFab was acquired. They further allege that they were entitled to receive approximately 450,000 shares of Company stock pursuant to the achievement of milestones on specified dates. The plaintiffs sought the shares of common stock, plus interest, attorney fees and other relief. Following mediation, the Company and the plaintiffs entered a settlement agreement that disposed of the matter.

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

Item 2 — Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations

Forward Looking Statements

     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. The Company’s actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Risk Factors.”

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

     ASYST, the Asyst logo, FLUOROTRAC, KPOD, ADU and MANUFACTURING CONNECTIVITY are registered trademarks of Asyst Technologies, Inc. or its subsidiaries in the United States or in other countries. AXYS, Fastrack, Fastmove, Fastload, Fastore, Asyst-SMIF System, SMIF-Pod, SMIF-FOUP, SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMIF-E, Versaport, Plus, Inx, Advan Tag, Link-Manager, Smart-Fab, Smart-Tag, Smart-Station, Smart-Storage, Smart-Traveler, Smart-Comm, Substrate Management System, Reticle Management System, Wafer Management System, Global Lot Server and Fluorotrac Auto Id System are trademarks of Asyst Technologies, Inc or its subsidiaries in the United States or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

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

     Our sales are primarily tied to capital expenditures at semiconductor fabrication facilities, or fabs, and are cyclical in nature. We achieved our peak level of sales in the last industry growth cycle in the quarter ended December 31, 2000. Our sales declined significantly during the following year, and bottomed in the quarter ended December 31, 2001. We then experienced three quarters of sequential quarter-to-quarter growth, which peaked in the quarter ended September 30, 2002. Although our sales in the succeeding quarter, which ended December 31, 2002, increased slightly, the increase was entirely attributable to the inclusion of the sales of Asyst-Shinko Inc., a Japanese joint venture company of which we own 51%. Excluding the impact of Asyst-Shinko, sales in our base business declined by 29% on a quarterly sequential basis in the quarter ended December 31, 2002. Our current sales are still below the levels achieved in the last industry growth cycle.

     In response to the industry downturn, we have reduced costs in several areas. In October 2002 we began transitioning substantially all of our manufacturing to Solectron Corporation,

which we believe will reduce our fixed manufacturing costs and improve our ability to respond to sales fluctuations. This outsourcing agreement had a negative impact on gross margin in the quarter ended December 31, 2002 due to the accelerated depreciation of fixed assets that Solectron will not use after fiscal 2003 as well as other transition-related costs. We anticipate that gross margin will be negatively impacted due to the same factors in the quarter ending March 31, 2003, and that the outsourcing will begin to have a positive impact on gross margin beginning in the quarter ending June 30, 2003. Over the past two years we also reduced our workforce from a peak of approximately 2,000 employees to approximately 800 employees after adjusting for the outsourcing to Solectron and the planned sale of our AMP and SemiFab subsidiaries.

     During the quarter ended December 31, 2002, sales increased 5 percent while net bookings decreased 4 percent sequentially from the second quarter ended September 30, 2002. Excluding the impact of the Asyst Shinko joint venture, our sales declined 29 percent and our net bookings decreased 40 percent. We anticipate that sales in the quarter ending March 31, 2002 will be essentially flat with the prior sequential quarter.

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

     In August 2002, we approved a plan to discontinue operations in our AMP and SemiFab subsidiaries. Accordingly, these businesses are accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from our results of continuing operations for all periods presented.

     Acquisitions

     During the fiscal year ended March 31, 2002 and thus far in fiscal 2003, we acquired the following companies:

     In October 2002, we purchased a 51% interest in Asyst Shinko, Inc. (ASI), a Japanese corporation.

     In May 2002, Asyst Connectivity Technologies, Inc., or ACT, one of our subsidiaries, purchased the assets of domainLogix Corporation, or DLC, a Delaware corporation. DLC is a developer of software for tool communication and a provider of a variety of consulting, development and integration services to its customers.

     In May 2001, we acquired GW Associates, Inc., or GW, a California corporation, a developer of factory integration software used by electronics manufacturers.

     The above transactions were accounted for using the purchase method of accounting.

     The results of operations for the third quarter ended December 31, 2002 include the revenues and expenses of Asyst-Shinko Inc. for the quarter. Comparative pro forma information reflecting the acquisition of ASI as of the beginning of the fiscal year will be reported when ASI’s historical financial information is reclassified to conform to US generally accepted accounting principles. The Company expects to have such information for inclusion in its Form 10K for the year ended March 31, 2003. The results of operations since the first quarter ended June 30, 2002 include the revenues and expenses of ACT from the date of the DLC asset acquisition. The results of operations since the first quarter ended June 30, 2001 include the revenues and expenses of GW from the date of acquisition. Comparative pro forma information reflecting the acquisitions of DLC and GW have not been presented because the operations were not material to the Company’s financial statements.

Three and Nine Months Ended December 31, 2002 and 2001

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.7	110.6	68.0	81.2

Gross profit	25.3	(10.6)	32.0	18.8
Operating expenses:
Research and development	14.8	25.9	15.8	20.5
Selling, general and administration	27.1	50.6	27.2	40.7
Amortization of acquired intangible assets	7.5	6.5	4.7	4.1
Restructuring charges	3.3	16.6	3.5	5.5
Asset impairment charges	11.1	63.4	7.8	27.4
In-process research and development costs of acquired business	7.6	0.0	3.9	1.4

Total operating expenses	71.4	163.0	62.9	99.6

Operating loss	(46.1)	(173.6)	(30.9)	(80.8)
Other income (expense), net	(3.4)	(3.0)	(2.6)	(1.1)

Loss from continuing operations before income taxes and minority interest	(49.5)	(176.6)	(33.5)	(81.9)

Minority interest	(6.4)	—	(2.4)	—
Provision (benefit) for income taxes	—	(40.6)	29.3	(22.7)

Net loss from continuing operations	(43.1)	(136.0)	(60.4)	(59.2)

Loss from discontinued operations, net	(11.0)	(116.2)	(5.9)	(32.9)

Net loss	(54.1)%	(252.2)%	(66.3)%	(92.1)%

Results of Operations

     Net Sales. Net sales in the third quarter ended December 31, 2002 increased 112 percent to $75.6 million from $35.6 million in the corresponding period of the prior year. Excluding the impact of Asyst-Shinko, net sales for the quarter increased 45 percent to $51.5 million from $35.6 million one year ago. Net sales for the first nine months ended December 31, 2002 increased 35 percent to $199.8 million from $147.5 million in the corresponding period of the prior year. Excluding the impact of Asyst-Shinko, net sales increased 19 percent to $175.7 compared with $147.5 in the prior year. 300mm products comprised 39 percent of our net sales in the third quarter ended December 31, 2002, compared to 35 percent of net sales for the corresponding period of the prior year.

     Capital spending by semiconductor manufacturers, as measured by our net sales, began to decline from its peak levels during the quarter ended December 31, 2000 and continued to decline each quarter through the third quarter of fiscal 2002. Since the third quarter of fiscal 2002, sales have continued to increase on a quarterly basis through the third quarter of fiscal 2003. However, we do not expect this trend to continue as the sales increase for the third quarter of fiscal 2003 resulted from the acquisition of the Asyst-Shinko joint venture and bookings declined in the quarter. Despite some encouraging market indicators, such as unit shipments of chips, the semiconductor industry continues to suffer from overcapacity. This overcapacity is expected to continue to suppress demand for our products.

     We operate in two business segments. Fab Automation Products includes our equipment automation products and systems such as load ports, robotics, mini-environments, portals, and connectivity software, as well as fab automation products such as auto-ID systems, wafer and reticle carriers, and sorters. AMHS, or automated material handling systems, includes inter-bay and intra-bay track and vehicle systems, stockers, automated and rail guided vehicles, and tool loading systems. Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31		December 31,

	2002	2001	2002	2001

Fab Automation Products:
Revenues	$51.5	$35.6	$175.7	$147.5
Operating Loss	(22.5)	(61.8)	(43.5)	(119.1)
AMHS:
Revenues	24.1	—	24.1	—
Operating Loss	(12.4)	—	(18.1)	—
Total:
Revenues	75.6	35.6	199.8	147.5
Operating Loss	(34.9)	(61.8)	(61.6)	(119.1)

     Fab Automation Products

     Fab Automation Products net sales in the third quarter ended December 31, 2002 increased 44 percent to $51.5 million from $35.6 million in the corresponding period of the prior year. Fab Automation Products net sales for the first nine months ended December 31, 2002 increased 19 percent to $175.7 million from $147.5 million in the corresponding period of the prior year. We believe that increases in sales are attributable to market share gains and the impact of new products.

     Automated Material Handling Systems (AMHS)

     AMHS revenues in the third quarter ended December 31, 2002 were $24.1 million. The AMHS segment was substantially increased with the acquisition of ASI in October 2002. Prior to that date, AMHS included primarily development costs of the company’s continuous flow AMHS technology, FasTrack™, which has had limited sales to date.

     Gross Margin. Gross margin was 25 percent of net sales for the third quarter ended December 31, 2002, compared to (11) percent of net sales for the corresponding period of the prior year. Gross margin was 32 percent of net sales for the nine months ended December 31, 2002, compared to 19 percent of net sales for the corresponding period of the prior year. Gross margin in the quarter and nine months ended December 31, 2002 was negatively impacted by accelerated depreciation and other costs related to the transition of our manufacturing to Solectron. Gross margin in the comparable quarter and nine months in the prior year was negatively impacted by a $12.8 million inventory reserve taken in the quarter ended December 31, 2001. Excluding the impact of the inventory reserve taken in fiscal 2002 and the accelerated depreciation and other costs related to outsourcing in the most recent period, gross margin as a percentage of net sales increased as a result of increased capacity utilization from higher sales, changes in the product mix and cost cutting measures initiated during the fiscal year. These measures included consolidating manufacturing facilities, reducing manufacturing headcount and adjusting variable costs to meet current manufacturing volumes.

     Changes in the product mix will continue to impact our gross margin. Our AMHS products and 300mm OEM products currently carry lower gross margins than our 200mm OEM products and other products we sell directly to fabs. We have enacted cost reduction initiatives related to our 300mm OEM products and expect gross margin for these products to improve. However, we face strong competition on price and features for these products from existing and new competitors because of the anticipated size of the emerging 300mm product market.

     We believe that gross margin as a percent of sales in the quarter ending March 31, 2003 will remain essentially flat because sales are expected to remain flat, margins will again be negatively impacted by accelerated depreciation and other costs of outsourcing, and product mix is not expected to change significantly. Future changes in product mix, net sales volumes and market competition may also impact our gross margin.

     Research and Development. Research and development expenses, or R&D, increased to $11.2 million in the third fiscal quarter of 2003, compared with $9.2 million in the comparable quarter a year ago. The increase is primarily attributable to the impact of Asyst-Shinko. As a percentage of sales, R&D decreased to 15 percent of net sales, compared with 26 percent in the same quarter a year ago, as a result of increased sales, primarily attributable to Asyst-Shinko. Research and development expenses for the nine months ended December 31, 2002 were $31.5 million or 16 percent of revenue as compared to $30.3 million or 21 percent of revenue in the nine months ended December 31, 2002. The increase in R&D spending is attributable to the impact of Asyst-Shinko. Our sales increased at a significantly faster rate than our R&D expenses, both because of Asyst-Shinko and increases in our base business, which resulted in the decrease in R&D as a percentage of sales. Our research and development expenses vary as a percentage of net sales because these expenditures are based on long-term product development plans targeted toward future revenue opportunities and we may or may not modify our expenditure levels based on short-term changes in the actual or anticipated level of net sales. We expect R&D spending to remain essentially flat both on an absolute basis and as a percentage of sales for the quarter ending March 31, 2003.

     Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses for the quarter ended December 31, 2002 were $20.5 million or 27 percent of net sales, compared to $18.0 million or 51 percent of net sales for the corresponding period of the prior year. The increase in absolute dollars is attributable to the impact of Asyst-Shinko, while the decrease as a percentage of sales is attributable to increases in sales in the base business and at Asyst-Shinko. SG&A expenses for the nine months ended December 31, 2002 were $54.3 million or 27 percent of net sales, compared to $60.0 million or 41 percent of net sales for the corresponding period of the prior year. The decrease for the nine-month period reflects efforts to reduce SG&A expenditures, partially offset by the impact of Asyst-Shinko. In response to lower net sales, we implemented several targeted cost reduction initiatives to lower our SG&A expenses through headcount reductions, process improvements and supplier cost reductions. Our SG&A expenses vary as a percentage of net sales because a significant portion of these expenses are fixed facilities and payroll costs, which we intend to keep substantially constant regardless of quarterly fluctuations in net sales.

     Restructuring Charges. Restructuring charges and related utilization for the nine months ended December 31, 2002 were (unaudited, in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2002	$741	$2,432	$200	$3,373
Additional Accruals	2,125	2,733	2,161	7,019
Non-cash related utilization	(331)	(214)	(1,745)	(2,290)
Amounts paid in cash	(1,318)	(1,352)	—	(2,670)

Balance, December 31, 2002	$1,217	$3,599	$616	$5,432

     In the quarter ended September 30, 2002, we recorded severance charges of $0.8 million and contractual obligations of $0.6 million as a result of workforce reduction measures affecting approximately 24 employees and a manufacturing outsourcing agreement whereby approximately 191 employees joined Solectron. The workforce reduction affected employees in manufacturing, sales, research and development and administration. An additional charge of $1.6 million relates to excess facilities that we have under lease but have abandoned as a result of the manufacturing outsourcing agreement. We also recorded a fixed asset impairment charge of $1.5 million for assets that will not be used as we consolidate facilities and integrates certain programs into a joint venture.

     In the quarter ended December 31, 2002, we recorded an excess facility charge of $1.1 million reflecting revised estimates of future sublease income based on continued weakness in the Austin commercial real estate market. We also recorded severance charges of $0.7 million are the result of headcount reductions of 52 employees, including manufacturing, sales, research and development and administrative staff. We also recorded a fixed asset impairment charge of $0.7 million for assets disposed of due to our headcount reductions and vacating facilities.

     We expect to utilize approximately $3.5 million of the remaining balance of $5.4 million during the remainder of the fiscal 2003, and the remaining balance, primarily unused leased facilities, over the following three fiscal years.

     Asset Impairment charges. Asset impairment charges for the three and nine months ended December 31, 2002 and 2001 were (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2002	2001	2002	2001

Goodwill and intangible impairment	$8,398	$22,574	$8,398	$22,574
Land impairment	—	—	7,121	17,925

Totals	$8,398	$22,574	$15,519	$40,499

     In the quarter ended December 31, 2002, we completed a periodic goodwill impairment test. As a result of our analysis, we determined that impairment charges of $8.4 million were required because the forecasted undiscounted cash flows were less than the book values of certain businesses. The charges were measured on the basis of comparison of estimated fair values with corresponding book values and relate to goodwill and intangible assets recorded in connection with our May 2002 acquisition of DLC.

     We own land in Fremont, California. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000, which was subsequently amended on February 21, 2001 and May 30, 2001. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our noncancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. We entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses, which was expected to close in the quarter ending December 31, 2002. As a result, an additional $7.1 million write-down was recorded in the quarter ended September 30, 2002. The prospective buyer terminated the acquisition prior to close and the land continues to be held for sale.

     In-process Research and Development Costs of Acquired Business. On October 16, 2002, we acquired 51% of the common stock of Asyst-Shinko Inc., our Japanese AMHS joint venture company. In connection with the purchase price allocation, in the quarter ended December 31, 2002 we assigned $5.8 million to in-process research and development, or IPR&D. The amounts allocated to IPR&D were estimated through established valuation techniques in the high-technology industry and were expensed upon acquisition as we determined that the projects had not reached technological feasibility at the time of our acquisition.

     Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $5.7 million or 8 percent of net sales for the quarter ended December 31, 2002 and $2.3 million or 7 percent of net sales for the corresponding period of the prior year. Amortization expenses relating to acquired intangible assets were $9.3 million for the nine months ended December 31, 2002 as compared to $6.0 million for the nine months ended December 31, 2001. We amortize the acquired intangible assets over periods ranging from three to ten years. The increase in the amortization expense is due primarily to the acquisition of the Asyst-Shinko JV interest.

     Other Income (Expense), Net. Other income (expense), net, was $(2.6) million for the quarter ended December 31, 2002, compared to $(1.1) million for the corresponding period of the prior year. Other income (expense), net, was $(5.2) million for the nine months ended December 31, 2002 compared to $(1.6) million for the nine months ended December 31, 2001. The increased expense for the quarterly period is primarily attributable to financing costs and fees related to funding the Asyst-Shinko JV transaction, increased interest expense related to the $25 million credit facility which was established and drawn down to partially fund the transaction, lower interest-bearing cash balances, and lower interest rates on invested cash. The increase for the nine-month period is attributable to these factors as well as to increased interest expense related to the sale of $86.3 million of 5 3/4 percent convertible subordinated notes on July 3, 2001.

     Provision (Benefit) for Income Taxes. As a result of the review undertaken at September 30, 2002, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets. We recorded no benefit or expense related to taxes for the quarter ended December 31, 2002, and we expect to continue this practice until we can sustain a level of profitability that demonstrates the ability to utilize our deferred tax assets. For the nine months ended December 31, 2002, we recorded tax expense of $58.6 million, which reflects the impact of recording a full valuation allowance against our deferred tax asset at September 30, 2002. We recorded a benefit for income taxes of $14.5 million and $33.5 million for the quarter and nine months ended December 31, 2001.

     Loss From Discontinued Operations. We announced our intention to divest two subsidiaries, AMP and SemiFab, in order to allow us to better focus on our core business. We are actively marketing the subsidiaries for sale and during the quarter ended December 31, 2002 recorded a one-time charge of $6.6 million related to the impairment of the value of assets in these companies based on expected values. Including this charge, the loss from discontinued operations for the quarter ended December 31, 2002 was $8.3 million. This compares with a loss from discontinued operations of $41.4 million, which included asset impairment charges of $37.8 million related to impairment of intangible assets, for the quarter ended December 31, 2001. The loss from discontinued operations in the nine months ended December 31, 2002 was $11.8 million, compared to $48.5 million in the same period a year ago.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. As of December 31, 2002, we had approximately $60.1 million in cash and cash equivalents, $2.8 million in restricted cash equivalents, $14.0 million in short-term investments, $73.1 million in working capital and $115.3 million in long-term debt and finance leases.

During the quarter ended December 31, 2002, the following three transactions impacted our liquidity. We completed an agreement with Solectron to outsource our manufacturing. As part of the agreement, Solectron purchased $20.0 million in inventory from us that will be used in the manufacturing of our products. Under circumstances detailed in our agreement with Solectron, we may be required to buy back a portion of the inventory. We entered into and fully drew down a $25.0 million 2-year revolving credit agreement with a commercial bank. As part of this agreement, we are required to maintain compliance with certain financial tests, including a total leverage ratio and net worth and liquidity covenants. We acquired a 51% interest in a new joint venture company, Asyst-Shinko, to develop, manufacture and market Automated Materials Handling Systems (AMHS) for approximately $67.5 million in cash and related transaction costs.

Operating activities. Net cash provided by operating activities was $23.8 million in the nine months ended December 31, 2002, primarily consisting non-cash charges of $59.4 million for a valuation allowance on the Company’s deferred tax asset; $28.6 million of charges primarily related to the impairment of intangible assets, restructuring charges, write-down of land and fixed assets and the write-off of in-process research and development; $19.9 million of depreciation and amortization; and $36.7 million of changes in assets and liabilities. The changes in assets and liabilities are largely attributable to the sale of $20 million of inventory to Solectron and usage of inventory in operations, higher payables in the base business, offset by increased receivables due to higher sales. These sources of cash were largely offset by the $120.7 million net loss from operations. We expect accounts receivable and inventory to remain roughly constant in the quarter ending March 31, 2003, based on the expectation of flat sales. We expect to pay down our accounts payable and accrued liabilities slightly in the quarter ending March 31, 2003.

Net cash used in operating activities in the nine months ended December 31, 2001 was $8.5 million, primarily consisting of a $87.3 million loss from continuing operations, a $40.5 million increase in deferred tax asset and a $11.0 million decrease in payables and deferred revenue. These uses of cash were largely offset by a reduction in accounts receivable of $41.0 million, an inventory reduction of $14.4 million and a reduction of prepaid expense and other assets of $8.0 million, combined with our non-cash charges to net income including: $22.5 million impairment of goodwill and other long-lived assets, $13.4 million in depreciation and amortization, $15.0 million write-down of land held for sale, $12.8 million reserve for inventory and $2.0 million write-off of purchased in-process research and development.

Investing activities. Net cash used in investing activities for the nine months ended December 31, 2002 was $66.4 million, This consisted primarily of $52.3 million of net cash used in the acquisition of the Asyst-Shinko JV interest; $22.5 million of purchases of restricted cash equivalents and short-term investments; $9.0 million of purchase of short-term investments; and $7.3 million for the purchase of property, plant and equipment. These were partially offset by the sale of $24.7 million of restricted cash equivalents and short-term investments.

Net cash provided by investing activities during the nine months ended December 31, 2001 was $32.0 million, consisting of $44.6 million net sales of short-term investments and restricted cash equivalents, $3.8 million used to acquire AMP, SemiFab and GW and $8.8 million used to modify our facilities and purchase new equipment and furniture used in our operations. The net sales of short-term investments and restricted cash equivalents include the sale of $43.2 million of restricted cash equivalents related to a purchase commitment for land in Fremont.

Financing activities. Net cash provided by financing activities of $29.3 million consisted primarily of $25 million of proceeds from our line of credit; $2.3 million of proceeds from short-term loans net of payments; and $1.9 million from the issuance of common stock.

Net cash provided by financing activities of $41.4 million for the nine months ended December 31, 2001, consisted of $86.3 million from the sale of 5 3/4 percent convertible subordinated notes, which resulted in net proceeds of $82.9 million; $1.6 million from the issuance of new long-term debt with a Japanese bank; finance leases of $0.6 million and proceeds of $4.4 million from the issuance of shares of common stock through our employee stock programs. These provisions were partially offset by net payments of $48.2 million in connection with a short-term loan established in connection with the land purchase discussed above and other short- and long-term loans.

     We continue to take measures to strengthen our cash position by selling assets that do not enhance our core business. We are marketing for sale two subsidiaries that have been accounted for as discontinued operations in the accompanying financial statements.

     In October 2002, we entered into and fully drew down a $25 million two-year revolving credit agreement with a commercial Bank. Borrowings under the credit agreement bear interest at a rate indexed to LIBOR. We are required by the lender to maintain compliance with certain financial covenants. These covenants include a total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. The credit agreement also restricts our ability to incur additional indebtedness; pay dividends and make distributions in respect of our capital stock; redeem capital stock; make investments or other restricted payments; engage in transactions with stockholders and affiliates; create liens; sell or otherwise dispose of assets; make payments on our subordinated debt; and engage in mergers and acquisitions.

     We believe that we will be able to maintain compliance with the financial tests and covenants required in our credit agreement. However, covenants in the credit agreement may also impair our ability to expand or pursue our business strategies. Our ability to comply with these covenants and other provisions of the credit agreement may be affected by our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. In addition, if we do not comply with these covenants, we may be required to negotiate new terms and conditions with our lender, or the lender may accelerate our debt under the credit agreement. New terms and conditions could be more restrictive than under the current credit agreement. If the indebtedness under the credit agreement is accelerated, we may be required to repay all outstanding indebtedness in full. This would reduce our available cash balances, or we may need to raise cash by selling certain assets at levels below what we believe to be fair market value, which we may not be able to do. Any of these scenarios could have an adverse impact on our operating or financial performance or could impair our ability to expand or pursue our business strategies.

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

     We anticipate that operating expenses will constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through at least December 2003.

     At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and we may seek to raise these additional funds through public or private debt or equity financings or the sale of assets. These financings may not be available to us on a timely basis if at all or, if available, on terms acceptable to us and not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business.

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

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently assessing the impact of this standard on its consolidated financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of EITF Issue No. 00-21 on its consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

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

     Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which at any point in time are dependent on the then-current and anticipated market demand for ICs, as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for ICs, are difficult to predict and often have a severe adverse effect on the semiconductor industrys demand for tools. Sales of tools to semiconductor manufacturers may be significantly more cyclical than sales of ICs, as the large capital expenditures required for building new fabs or facilitizing existing fabs is often delayed until IC manufacturers are confident about future demand growth. If demand for semiconductor equipment remains depressed for an extended period, it will seriously harm our business.

     The industry is currently experiencing a significant downturn due to decreased worldwide demand for semiconductors from peak levels reached in 2000. During this downturn, most of our customers have reduced capital expenditures, which has adversely impacted our business. Our net sales declined 70.8% from their peak in the third quarter of fiscal 2001 to the third quarter of fiscal 2002. Excluding sales of ASI, which was acquired during the third quarter of fiscal 2003, our net sales declined 28.7% in the third quarter of fiscal 2003 from the second quarter of fiscal 2003. We currently expect sales to decline further in the fourth quarter of fiscal 2003. We cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development and engineering that are necessary to maintain our competitive position, which could seriously curtail our long-term business prospects.

     We believe that the cyclical nature of the semiconductor industry will continue, leading to industry downturns, which may seriously harm our business and financial position.

We may not be able to secure additional financing to meet our future capital needs.

     We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least December 2003. In October 2002, we entered into and fully drew down a $25 million 2-year revolving credit agreement with Comerica Bank - California. We are required under this agreement to maintain compliance with financial covenants, including a total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. Additionally, our Japanese subsidiary, Asyst Japan, Inc., has loans outstanding with Japanese banks totaling approximately $24.8 million, approximately $5.8 million of which is guaranteed by the U.S. parent company.

     We may be unable to meet the financial covenants contained in our credit agreement with Comerica. If we are unable to meet the covenants, Comerica may require us to repay the outstanding balance. Additionally, the Japanese banks may call our outstanding loans, requiring repayment, some of which would be paid by the U.S. parent under existing loan guarantees. This could leave the Company with inadequate cash resources to effectively manage the business and require the Company to obtain additional financing.

     We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. We may pursue additional funds to support our working capital and operating expense requirements or for other purposes. We may pursue these additional funds through public or private debt, equity financings or the sale of assets. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

Our new credit facility contains restrictive covenants that may limit our ability to expand or pursue our business strategy.

     The $25 million credit facility we entered into in October 2002 restricts, without agreement from our lender, Comerica Bank — California, our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	redeem capital stock;

•	make investments or other restricted payments;

•	engage in transactions with stockholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our subordinated debt; and

•	engage in mergers and acquisitions.

     We are also required under the credit facility to maintain compliance with financial tests, including a total leverage ratio and net worth and liquidity covenants. We may not be able to maintain these ratios. Covenants in the credit facility may also impair our ability to expand or pursue our business strategies. Our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may impair our ability to comply with these covenants and other provisions of the credit facility. In addition, if we do not comply with these covenants, we may be required to negotiate new terms and conditions with our lender, or the lender may accelerate our debt under the credit facility. New terms and conditions could be more restrictive than under the current credit facility. If the indebtedness under the credit facility is accelerated, we may be required to repay all outstanding indebtedness in full. Forced repayment of our indebtedness would reduce our available cash balances. Any of these scenarios could have an adverse impact on our operating or financial performance or could impair our ability to expand or pursue our business strategies.

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

     In an effort to focus on core competencies and reduce the impact of cyclical peaks and troughs on our operating results, we have outsourced the manufacturing of most of our products to Solectron Corporation. Outsourcing may not yield the benefits we expect, raise product costs, delay product production and service delivery, and create inefficiencies in our business.

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

     If our agreement with Solectron terminates or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for most of our products in a timely manner. If our agreement with Solectron terminates, we may be unable to find another suitable external manufacturer.

     Prior to the transition to Solectron, we outsourced the manufacturing of our SMART-Traveler System to Paramit Corporation of Morgan Hill, California, and our wafer and reticle carriers to Moll Corporation of Newberg, Oregon. We have experienced delays due to financial difficulties at Moll Corporation. This negatively impacted our ability to increase production in response to market demand. Moll Corporation lacked the working capital resources to maintain an inventory of raw materials, and we therefore purchased inventory on their behalf to assure continuity of production. The production of our wafer and reticle carriers is being transitioned from Moll to Solectron.

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

     During a downturn, our ability to quickly reduce our production costs may be hampered by manufacturing commitments and accrued inventory based on earlier and more optimistic projections of demand. If market demand does not match our projections, we will have to carry or write off excess and obsolete inventory and our gross margins will decline which, in turn, prevents us from operating profitably. For example, we incurred an inventory reserve in the quarter ended December 31, 2001 of $12.8 million associated with additional inventory reserves for obsolete and excess inventory. This inventory accumulated largely due to the steep decline in demand for our products. Furthermore, if we do not accurately predict the demand for our 200mm and 300mm automation products, we could encounter additional problems with excess and obsolete inventory.

     During periods of increasing demand, our ability to satisfy increased customer demand may be constrained by our projections. If our projections underestimate demand, we may have inadequate inventory and may not be able to easily expand our manufacturing capacity, which could result in delays in shipments and loss of customers. Even if we are able to sufficiently expand our capacity, we may not be able to do so efficiently, which would adversely affect our gross margin and profitability.

     Our outsourcing agreement with Solectron includes commitments from Solectron as to how quickly they can increase or decrease manufacturing based on updates to our forecasted demand. However, we must provide adequate notice to Solectron in order to receive this benefit. We may fail to do so, resulting in product shortages or excess inventory.

Our gross margins on 300mm products may be lower than on 200mm products, which could result in decreased profitability.

     The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition in this production line and we sell a greater percentage of our 300mm products directly to OEMs rather than IC manufacturers.

     The 300mm market is still relatively new. Manufacturing costs are generally higher in the early stages of new product introduction and decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. However, we cannot assure you that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products. We face increased competition for our 300mm products because of the larger revenue opportunity for 300mm products and because of the establishment of a front-opening unified pod, or FOUP, interface standard. While IC manufacturers purchased a majority of 200mm automation products, OEM manufacturers are purchasing a higher percentage of tool automation products for 300mm.

     These and other factors may prevent us from achieving or maintaining the same relative pricing and gross margin performance on 300mm products as we have achieved on 200mm products. Lower margins will result in decreased profitability or require further cost reductions to achieve historical profit levels.

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business.

     The markets in which we sell our products are comprised of a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and makes our relationship with each customer critical to our business. This is even more pronounced at ASI where the majority of sales each quarter are attributable to relatively few customers . We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling our systems. Our success will depend on our continued ability to develop and manage relationships with significant customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, some of our customers may in the future shift their purchases of products from us to our competitors. Additionally, the inability to successfully develop relationships with additional customers or the need to provide future price concessions would have a negative impact on our business.

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

If we are unsuccessful in fully commercializing our FasTrack Automated Materials Handling System, and/or we cannot take advantage of our Asyst-Shinko joint venture, our growth prospects could be negatively impacted.

     AMHS is an important component of our growth strategy. We have completed only one successful commercial installation of our FasTrack system in a 200mm fab. Our FasTrack system currently is not a complete AMHS solution, and we may not be successful in some or all of our current efforts to develop or otherwise obtain the additional components that comprise a complete solution. If we are able to offer a complete solution, we still could find it difficult to compete against companies with greater experience and resources in the AMHS market. In addition, our joint venture company, Asyst-Shinko, may not continue to succeed in the 300mm AMHS market, and may not be able to help us gain market acceptance for FasTrack. Any failure to win market acceptance of our products, either FasTrack or joint venture products, would negatively impact our growth prospects.

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

     We have invested, and are continuing to invest, substantial resources to develop new systems and technologies to automate the processing of 300mm wafers. However, the timing of the industry’s transition from the current, widely used 200mm manufacturing technology to 300mm manufacturing technology is uncertain, partly as a result of the recent period of reduced wafer fabrication capacity utilization. Delay in the adoption of 300mm manufacturing technology could adversely affect our potential revenue.

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

     We have made and may continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. Our recent acquisitions include include our 51 percent ownership in ASI, as well as DLC, GW, SemiFab, AMP and MECS. We subsequently merged MECS into Asyst Japan, Inc., or AJI.

     In the future we may make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, in May 2002, we completed the asset purchase from DLC, and in October 2002 completed the acquisition of a 51 percent ownership of Asyst Shinko, Inc. If we are to realize the anticipated benefits of past and future acquisitions, the operations of these companies must be integrated and combined efficiently with those of Asyst. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, has in the past and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We may not succeed with the integration process nor may we fully realize the anticipated benefits of the business combinations. For example, in the quarter ended September 30, 2002 we decided to discontinue operations of our SemiFab and AMP subsidiaries, as these subsidiaries were not considered critical to our long-term strategy. We are currently marketing these subsidiaries for sale. We may be required to record significant future impairment costs, such as the $22.6 million charge recorded in fiscal 2002 and $8.4 million charge recorded in the quarter ended December 31, 2002, in the event that the carrying value exceeds the fair value of acquired assets. The dedication of management resources to such integration may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions. The difficulties of integration may increase because of the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result to the extent that shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

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

     Our future success will depend in large part upon our ability to recruit and retain highly skilled technical, manufacturing, managerial, financial and marketing personnel. Our future performance depends substantially on the continued service of our senior management team. We do not have long term employment agreements with any of our senior management team, and we do not maintain any key-man life insurance policies.

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

     Arthur Andersen LLP was previously our independent accountant. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Arthur Andersen has ceased practicing before the SEC. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. In light of the cessation of Arthur Andersen’s SEC practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Because representatives for Arthur Andersen LLP are not available to provide the consents required for the inclusion of their report on our consolidated financial statements for the years ended March 31, 2001 and 2000, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in these financial statements audited by Arthur Andersen LLP.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our Form 10-K for the year ended March 31, 2002.

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

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary foreign currency cash flows are located in Japan, Europe, Singapore and Taiwan. We have approximately $26.2 million in short-term and long-term debt and finance leases denominated in Japanese Yen. Although we and our subsidiaries operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. We cannot assure you that foreign currency risk will not have a material impact on our financial position, results of operations or cash flow in the future.

Item 4 — Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Asyst’s disclosure controls and procedures are effective.

(b)	There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     In October 1996, we filed a lawsuit in the United States District Court for the Northern District of California against Jenoptik A.G., Jenoptik-Infab, Inc., Emtrak, Inc. and Empak, Inc., alleging, amongst other things, infringement of two patents related to the our SMART Traveler System. All defendants filed answers and counterclaims asserting various defenses. The issues were subsequently narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was ultimately entered against us in June 1999. We appealed, and in October 2001 the appellate court reversed the district court’s decision to grant defendants’ motion for summary judgment and remanded the case back to the district court. In July 2002, we and the remaining defendants narrowed the case to the respective claims and counterclaims relating to one of the two patents in suit, for which we continue to seek damages and injunctive relief against further infringement. The court held a claims construction hearing in September 2002, but has not yet issued its claims construction ruling. We expect the court to set a trial date after issuance of the ruling.

     In July 2002, three former shareholders of SemiFab, Inc., a corporation that merged with a subsidiary of ours in February 2001, filed a complaint in San Benito County Superior Court against us claiming breach of contract, declaratory relief, conversion, constructive trust, and injunctive relief. The plaintiffs alleged that we failed to provide sufficient funding to SemiFab to make specified capital expenditures, as required by the merger agreement under which SemiFab was acquired. They further alleged that they were entitled to receive approximately 450,000 shares of Company stock pursuant to the achievement of milestones on specified dates. The plaintiffs sought the shares of common stock, plus interest, attorney fees and other relief. The Company denies that it failed to fulfill its obligations under the merger agreement. Following mediation, we and the plaintiffs entered a settlement agreement that disposed of the matter.

     In the normal course of business, we are subject to various claims. While we cannot predict the results of litigation and claims with certainty, we believe that the final outcome of these matters will not seriously harm our business, operating results or financial condition.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

10.43	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002 (and translated from Japanese).
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

(b)	Reports on Form 8-K.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: February 11, 2003	By:	/s/ Geoffrey G. Ribar

Geoffrey G. Ribar Senior Vice President Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting and financial officer

CERTIFICATIONS

I, Stephen S. Schwartz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Asyst Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Stephen S. Schwartz

Stephen S. Schwartz, President and Chief Executive Officer

I, Geoffrey G. Ribar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Asyst Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Geoffrey G. Ribar

Geoffrey G. Ribar, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.43	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002 (translated from Japanese).
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.