Form 10-K
period 2003-03-31
ASYST TECHNOLOGIES INC /CA/
filed 2003-06-30
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

common stock, no par value.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      There were 37,857,109 shares of common stock, no par value, outstanding as of September 30, 2002. The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the common stock on September 30, 2002 was approximately $228,656,938.

      There were 38,490,414 shares of common stock, no par value, outstanding as of May 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference in this report:

      Portions of the Registrant’s notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended March 31, 2003 are incorporated by reference into Part II, Item 5 and Part III of this Report.

ASYST TECHNOLOGIES, INC.

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

      Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

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

Item 1	Business

Overview

      We develop, manufacture, sell and support integrated automation systems for the semiconductor, or chip, and flat panel display, or FPD, manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yields, and to protect their investment in fragile materials and work-in-process. We believe that our systems are becoming increasingly important because of several trends in the manufacturing of semiconductors and FPDs:

•	The transition to larger diameter silicon wafers and larger FPD glass plates, which require automated handling because of ergonomic issues and increased yield risk.

•	Continuing decreases in semiconductor device line widths, which require higher levels of cleanliness in the manufacturing process.

•	Advances in new semiconductor manufacturing materials, such as copper, which may introduce additional contamination into the semiconductor manufacturing plant (fab).

•	Continuing customer requirements for enhanced manufacturing productivity and return on capital.

      We sell our systems directly to semiconductor and FPD manufacturers, as well as to original equipment manufacturers, or OEMs, that make production equipment for sale to semiconductor manufacturers, and integrate our systems with their equipment.

Industry Background

      In recent years, advances in semiconductor production equipment and facilities have supported the continuation of historical trends toward production of chips with ever smaller line widths on ever larger wafers. Currently, most semiconductor manufacturing facilities, or fabs, process wafers with diameters of 200mm. However, several fabs are currently operating production lines utilizing 300mm wafers and a significant number of new fabs are expected to be built for 300mm wafers. Concurrently, line widths in chip manufacturing have decreased to 0.13 micron and are expected to decrease further. In addition, the increasing cost of semiconductor manufacturing equipment and facilities continues to push chip manufacturers to maximize the productivity of these investments. Keeping pace with these trends presents semiconductor manufacturers with a number of technical and economic challenges.

      In response to these challenges, many chip manufacturers use automation systems to maximize tool utilization and to minimize wafer mishandling, misprocessing and contamination. We believe that semiconductor manufacturers will increase their commitments to these solutions in their 300mm fabs, given the significant cost of a 300mm fab (approximately $2 to $3 billion), the value of work-in-process inventory, and the ergonomic issues introduced by the significantly increased weight and bulk of loaded 300mm semiconductor carriers (pods).

      As device dimensions decrease, the harmful effects of microscopic contamination during the manufacturing process increase, heightening the need for isolation of wafers throughout manufacturing and controlled environments around tools. Isolation technology allows for control of the environment in the immediate vicinity of the in-process wafers and the tools. Wafers are enclosed in sealed carriers, or pods, which provide additional environmental control during storage, transport and loading and unloading of the tools. Pods holding wafers up to 200mm are known as standard mechanical interface pods, or SMIF-Pods, and pods holding 300mm wafers are known as front-opening unified pods, or FOUPs. In both the SMIF and FOUP processes, the carrier is docked with an automated system that typically includes a load port or other door-opening device and a robotic transfer arm to move the wafer from the carrier to the tool. An enclosure with engineered airflows surrounds and encapsulates this system. Because wafer carriers fully encapsulate the wafers during transport between process steps and during tool loading and unloading, these devices also help to protect the wafers from accidental damage due to mishandling.

      Semiconductor manufacturers also increasingly are automating the tracking, sorting, stocking and transport of wafers throughout the fab, as well as wafer carrier loading and unloading at the tool. In 200mm manufacturing, these technologies are employed to reduce the risk of misprocessing, to efficiently track and manage work-in-process inventory, and to speed the movement of wafers between manufacturing steps. In 300mm manufacturing, these technologies take on added importance because of the ergonomic issues associated with human transport and loading of heavy, bulky 300mm wafer carriers.

      The FPD manufacturing industry uses automated transport and robotic handling systems primarily because of the substantial size and weight of FPD glass plates and panels.

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

Higher Yields. Our isolation technology, robotics solutions and automated transport and loading systems provide semiconductor manufacturers with efficient contamination control throughout the wafer manufacturing process and greater protection from wafer mishandling, resulting in more rapid achievement of higher yields. Our work- in-process materials management and connectivity software permits wafer level identification, tracking and logistics management, and minimizes yield loss due to misprocessing.

      In FPD manufacturing, we provide automated material handling systems, or AMHS, that embody nearly identical technology to our vehicle-based AMHS for chip fabs, but on a much larger scale to accommodate the greater size and weight of FPD glass plates. These systems are critical to the movement of material in FPD manufacturing because the weight and bulk of the latest generations of FPD glass plates make human transport impossible.

Strategy

      We believe that our historical success has been driven by our ability to develop, manufacture, market, install and support products that provide unique value to customers. Our continuing strategy is to focus on the development or acquisition of products and capabilities that deliver productivity and yield benefits to customers. We are focused on maintaining and enhancing our relationships with chip and FPD manufacturers and with OEM equipment manufacturers to inform product development and maintain high customer satisfaction. We also will continue to focus on operational excellence to support product quality, on-time delivery, and company-wide efficiency. Following are our six principal growth and operating strategies:

Further Penetrate the Markets for 300mm and FPD AMHS. Our Asyst Shinko joint venture company is a leader in AMHS. We have captured a total of 16 interbay and intrabay AMHS installations to date as of March 31, 2003 in 300mm fabs, compared to nine installations for our nearest competitor. We have begun to penetrate the market for FPD AMHS, having largely completed the AMHS installation for a large Gen 5 FPD fab in South Korea. Based on the anticipated size and number of fab construction and expansion projects that we believe will move forward over the next two to three years, we believe that our combined market opportunity over that period for 300mm semiconductor AMHS and FPD AMHS is significant. We have a small market position in AMHS for 200mm chip fabs and believe that, based on our expectations of a small number of new 200mm fabs and fab expansions, we have a small but material market opportunity in 200mm AMHS. In addition to our Asyst Shinko technology, we have developed a unique continuous-flow AMHS system called FasTrackTM. We have demonstrated FasTrack’s ability to move wafers through the fab significantly faster than competitive systems in certain applications. We currently are pursuing opportunities to combine the Asyst Shinko vehicle-based technologies with FasTrack, creating a hybrid AMHS solution tailored to the mixed-throughput needs of fabs. We believe that our market leadership in 300mm AMHS, combined with the unique capabilities of our FasTrack system, positions us to capture increased market share in both FPD and 300mm AMHS.

Focus on Portal Automation. Essentially all 300mm wafer fabrication equipment requires an automated atmospheric front-end (portal) solution that enables the clean, automated transfer of wafers from the wafer carrier to the tool and back again. As a result, most manufacturers of process and metrology tools pre-integrate portals with their tools before shipping to the end customer. This integration can be accomplished in two ways: (1) The OEM can purchase or manufacture various automation components — loadports, atmospheric robotics, wafer ID systems — and perform the mechanical and software integration necessary to make the components work smoothly together as a system, or (2) The OEM can purchase a fully integrated portal from a third-party supplier such as Asyst. We participate in all aspects of the atmospheric tool front-end market and are a leading supplier of components such as loadports and robotics and of fully integrated portals. We increasingly have seen OEMs seeking to focus on their core competencies at the tool level, and choosing to outsource the production of components and portals. In its April 2003 report, Dataquest estimated this merchant market for atmospheric tool front-end products at $260 million for calendar year 2002. We believe that the total market, including captive production being done by OEMs and contract manufacturing by small assemblers not tracked by Dataquest, was closer to $400 million in 2002. We believe that our product offerings provide price/performance advantages over most captively manufactured equipment front-ends and we are continuing to invest in both our component and portal products to take advantage of this significant market opportunity.

Leverage 200mm Market Leadership. We have a very strong 200mm market position. Because of the severity of the chip industry’s cyclical downturn during the period from 2000 to present, and the resulting harm to the balance sheets of many chip manufacturers, we believe that the transition to 300mm manufacturing will take time. As a result, we believe that 200mm fabs will continue to operate for many years and that these operators will seek to extend the useful lives of these fabs by adding higher technology equipment and/or implementing Asyst’s isolation technology. In the case of technology upgrades, such as fabs moving to smaller line widths or adding copperinterconnects, we believe that fabs will make concurrent purchases of isolation products as they seek to maximize the yields and productivity of this new equipment. We plan to continue to promote the benefits of our technology and to leverage our leadership position throughout the 200mm market.

Capitalize on the Emerging Market in China. Because of our 200mm market leadership and our strong customer relationships and long history of success with the foundries of Asia, we have enjoyed strong initial success in the emerging wafer fabrication market in China. During the past two fiscal years we have received large SMIF orders from a total of four fab operators representing six separate 200mm fabs in China. We plan to continue to leverage our competitive advantages in this market, which is expected to see the development of a significant number of new 200mm and 300mm fabs over the next several years.

Further Penetrate the Japanese Market. Although the Japanese economic environment has been challenging, we believe that Japanese semiconductor manufacturers will upgrade existing 200mm facilities in response to market pressures and longer-term increases in demand. We believe that construction of new and expansion 300mm fab projects also will begin to accelerate during the next year as many Japanese chip manufacturers are running out of production capacity. In addition, we have become an important supplier to Japanese equipment makers, which continue to have a strong presence in the world market. We have a strong engineering, sales and support capability in Japan and intend to continue our penetration of both Japanese chipmakers and Japanese OEMs.

Focus on Supply Chain Excellence. In fiscal 2003 we made the strategic decision to transition all of our North American manufacturing operations — which produced approximately 75 percent of our fiscal 2002 net sales — to Solectron Corporation, a leading contract manufacturer of electronics products. Our strategic objectives are four-fold: (1) to sharpen our focus on our core competencies of developing, selling and supporting our automation products, (2) to reduce our fixed manufacturing costs and improve our ability to efficiently scale manufacturing through cyclical upturns and downturns, (3) to improve our product quality and on-time delivery performance by partnering with a world-class manufacturing organization, and (4) to improve gross margins through labor and material cost reductions. We believe that progress toward these objectives will provide us with substantial competitive advantages, as to the best of our knowledge none of our key competitors have outsourced their production to the same extent.

Products

Tool Automation Components

      Our tool automation components are designed to automate the rapid transfer of wafers and other substrates between manufacturing equipment and wafer and substrate carriers while maintaining an ultraclean environment throughout the transfer. These components are sold to OEMs for integration with their tools or directly to fabs that are adding isolation technology to existing equipment as a manufacturing process enhancement. Our tool automation components include multiple types of 200mm and 300mm loadports and substrate-handling robotics.

Loadports

      We are a leading supplier of automated systems that provide the interface between the fab and manufacturing equipment, or loadports. In calendar year 2002, we introduced the IsoPortTM, our latest generation loadport for the 300mm market. We offer a variety of other input/output systems designed to address a broad range of customer applications and equipment types. These include FL-300s, SMIF-LPTs, SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, Versaport 2200’s, and related products.

Substrate-Handling Robotics

      We offer comprehensive robotic substrate handling solutions to the semiconductor and related industries. Our robotics products transfer semiconductor wafers and substrates of all diameters, liquid crystal display (LCD) and plasma display substrates, and other substrates like rigid disks used in disk drive handling between the substrate carrier, the tool interface system and the tool itself. These products include robots, prealigners and elevators specifically designed for atmospheric, harsh environment, and wet chemical process applications. We also use our robots and prealigners in our PlusTM Portal Front-End Solutions, LCD Front End Solutions, and our line of wafer sorter products.

Systems

      Our systems include wafer sorters and fully integrated atmospheric tool front-end solutions (portals). Our sorters are sold to chip makers and our portals are typically sold to OEM tool manufacturers.

Portals

      Our line of portal solutions combines our expertise in isolation systems, work-in-process materials management, substrate handling robotics and connectivity solutions to provide a complete, integrated, automated front-end for process and metrology equipment. For the OEM, use of a portal solution substantially reduces the labor and engineering resources required to assemble and integrate a front-end solution in-house. Portals also can simplify the installation and set-up of the tool and associated front-end upon arrival at the end customer. Our Plus Portal line combines our components — atmospheric robots, environmental control systems, integrated input/output interfaces, automated ID and tracking systems, and connectivity software — into an integrated solution for OEMs. Our newest portal offering, code named “Spartan,” achieves portal functionality through a unified, minimalist approach that uses significantly fewer components, thereby reducing alignment and interoperability issues between components and simplifying maintenance and repair. We believe the Spartan offers significantly higher performance than our current Plus Portal line, in addition to higher reliability and ease of integration. Because Spartan was designed for volume manufacturing, we believe that it also will provide cost advantages to customers as well as margin advantages to us.

Sorters

      Our sorters are used to rearrange wafers between manufacturing processes such as rocket lots, experiments, and single wafer processing, without operator handling, which helps to increase fab yields. Sorters also avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. Sorters utilize our input/output systems, auto identification systems, robots, prealigners and minienvironment technology.

AMHS

      Automated Material Handling Systems,AMHS, automate the stocking, transport and tool loading of silicon wafer containers and FPD glass plates in fabs. Our Asyst Shinko line of products includes wafer stockers, inter-bay transport systems, and intra-bay transport and tool loading systems. Our FasTrack line of products includes micro-stocking shelves, conveyor-based track systems, and multi-axis intra-bay carrier management and tool loading solutions.

Connectivity Solutions

Auto-ID Systems

      The Asyst SMART-Traveler System allows semiconductor manufacturers to reduce manufacturing errors and to achieve cycle time and equipment utilization improvements by improving their abilities to manage work-in-process inventory. The Asyst SMART-Traveler System includes both infra-red and radio-frequency based products for automated wafer and reticle identification. The SMART-Tag is an electronic memory device that combines display, logic and communication technologies to provide process information, such as wafer lot number and next processing steps, about the wafers inside the carrier. AdvanTag automated ID uses a radio-frequency based identification tag that can be attached to or embedded into wafer and reticle carriers. The Asyst SMART-Traveler System also includes the SMART-Comm, a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor facilities by optimizing communications and minimizing hardware and software layers.

Connectivity Software

      Through our wholly–owned subsidiary, GW Associates, Inc., or GW, we are the largest merchant provider of the industry-standard software driver protocol for communications between tools and fab host systems, known as SECS/GEM. Through our acquisition of domainLogix Corporation (DLC), Asyst now offers next-generation tool communications software products adhering to the OBEM industry standard.

Customers

      Semiconductor manufacturers drive our sales by building new fabs or, in existing fabs, expanding capacity, adding isolation technology, or upgrading process technology. Through our early years and well into the last industry upcycle that ended in the fourth calendar quarter of 2000, the majority or our sales were direct to semiconductor manufacturers. However, as the industry migrates to 300mm wafer fabs, OEMs are purchasing an increasing proportion of our equipment solutions and are making automation systems part of the tool. OEMS represented 40 percent, 59 percent, and 45 percent of our sales for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. If we are successful in further penetrating the market for AMHS, which along with our other fab solutions products is sold directly to fabs, we anticipate that our sales to semiconductor manufacturers and to OEMs will essentially be split evenly.

      Our net sales to any particular semiconductor manufacturer customer are dependent on the number of fabs a semiconductor manufacturer is constructing and the number of fab upgrades a semiconductor manufacturer undertakes. As major projects are completed, the amount of sales to these customers will decline unless they undertake new projects. Our net sales to any particular OEM are dependent on the extent to which our automation products are designed-in to the OEM’s product line and the unit shipments of that product line. During fiscal 2003, one customer accounted for more than 10 percent of sales.

      Our ten largest customers based on cumulative sales during fiscal year 2003, arranged alphabetically, were:

Applied Materials	Nikon
Grace Semiconductor Manufacturing Corp.	Novellus
Intel	Semiconductor Manufacturing International Corp.
KLA Tencor	Taiwan Semiconductor Manufacturing Corp.
L.G. Philips	United Microelectronics Corp.

Sales and Marketing

      We sell our products principally through a direct sales force in the United States, Japan, Europe and the Asia/Pacific region. Our sales organization is based in California, and domestic field sales personnel are stationed in Massachusetts, New York and Texas. Japan is supported by sales and service offices in Tokyo, Nagoya and Yokohama, Japan and a software distributor. The European market is supported through offices in Crawley, the United Kingdom, Paris, France and Dresden, Germany, and is augmented by a distributor based in Israel. The Asia/Pacific region is supported through sales and service offices in Hsinchu, Taichung, and Tainan, Taiwan; Singapore; Kuching and Kulim, Malaysia; Shanghai and Tianjin, People’s Republic of China; and Seoul, South Korea. We supplement our direct sales efforts in Asia/Pacific through a distributor in China.

      International sales, which consist mainly of export sales from the United States, accounted for approximately 65 percent, 55 percent, and 61 percent of total sales for fiscal years 2003, 2002 and 2001, respectively. In fiscal 2003, approximately 31 percent of total net sales originated from Asyst Japan, Inc., or AJI, and Asyst Shinko, or ASI. A portion of these sales was invoiced in Japanese yen and subject to fluctuating currency exchange rates.

      The sales cycle to new customers ranges from a few weeks to several months from initial inquiry to placement of an order, depending on the type and complexity of the project and the time required to communicate the nature and benefits of our systems. For sales to existing customers, the sales cycle is relatively short. The sales cycle for follow-on orders by OEM customers can be as short as two to three weeks. The sales cycle for AMHS products tends to be longer than for our other products because of substantial specification and other pre-sales activity related to an AMHS order.

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

      In the case of OEM integration, our OEM applications organization designs and integrates the Asyst solutions directly into the tool. Our OEM applications organization works very closely with the OEM to understand the process equipment and the processing requirements to provide our customer with an optimized solution.

Research and Development

      Research and development efforts are focused on enhancing our existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. Our research and development expenses were approximately $40.1 million, $39.0 million, and $44.3 million during fiscal years 2003, 2002, and 2001, respectively.

      Our research and development employees are involved in mechanical and electrical engineering, software development, micro-contamination control, product documentation and support. Our central research and development facilities include a prototyping lab and a cleanroom used for product research, development and equipment demonstration purposes. These research and development facilities are primarily located in Fremont, California. In addition, we maintain a research and development facility in Hsin-Chu, Taiwan, which is focused on research and development efforts related to AMHS. AJI conducts research and development activities related to atmospheric robotics at its facility in Nagoya, Japan, and ASI conducts AMHS-related research and development at its facility in Ise, Japan.

Manufacturing

      Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished systems. While we use standard components whenever possible, many mechanical parts, metal fabrications and castings are made to our specifications. Once our systems are completed, we perform final tests on all electronic and electromechanical sub-assemblies and cycle products before shipment.

      In October 2002, we began transitioning all our U.S-based manufacturing operations to Solectron Corporation, a provider of outsourced manufacturing services. As of June 2003, all of our U.S-based products were being manufactured by Solectron and shipped out of Solectron’s facilities in Singapore. We currently manufacture certain robotics products representing approximately 10 percent of our revenue in AJI’s facilities in Nagoya, Japan. Asyst-Shinko products are manufactured at its facilities in Ise, Japan. During fiscal 2003 we sold our AMP and SemiFab manufacturing subsidiaries.

Competition

      We currently face direct competition in all of our served markets. Many of our competitors have extensive engineering, manufacturing and marketing capabilities and some have greater financial resources than those available to us. The markets for our products are highly competitive and subject to rapid technological change.

      Brooks Automation, Inc., and TDK Corporation of Japan are our primary competitors in the area of loadports. Our SMART-Traveler System products face competition from bar code technology, Brooks Automation (through its acquisition of Hermos) and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks Automation, Newport Corp., Rorze Corporation and Yasukawa — Super Mectronics Division. In the area of AMHS, we face competition primarily from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks. Our wafer sorters compete primarily with products from Recif, Inc. and Brooks.

      Although most of our competitors currently do not compete with us across our entire line of integrated automation systems, we expect that many will attempt to do so in the future. In addition, many OEMs maintain their own captive automation manufacturing and integration capabilities, which is a substantial impediment to our penetration of these OEMS. We anticipate that many OEMs will continue to maintain their own captive automation manufacturing capabilities.

      We believe that the principal competitive factors in our market are the technical capabilities and characteristics of systems and products offered, interoperability with other components and systems, technological experience and know how, product breadth, proven product performance, quality and reliability, ease of use, flexibility, a global, trained, skilled field service support organization, the effectiveness of marketing and sales, and price. We believe that we compete favorably with respect to the foregoing factors.

      We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development and sales and marketing in order to remain competitive.

Intellectual Property

      We pursue patent, trademark and/or copyright protection for most of our products. We currently hold 91 United States patents and 61 foreign patents, have 27 pending patent applications in the United States, 157 pending foreign patent applications, and intend to file additional patent applications as appropriate. Our patents expire between 2003 and 2021. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology.

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

Backlog

      Our backlog was approximately $81.8 million, $61.5 million, and $119.6 million as of the fiscal years ended March 31, 2003, 2002, and 2001, respectively. We include in our backlog only orders for which a customer’s purchase order has been received and a delivery date within 12 months has been specified. As backlog may be cancelled or delayed by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings.

Employees

      As of March 31, 2003, we employed 872 persons on a full-time basis, including 138 in research and development, 34 in manufacturing operations (including quality assurance), 128 in sales and marketing (including customer service), 58 in finance and administration, 244 in international operations and 270 at ASI. Additionally, we employed 8 persons on a temporary basis. We have never had a work stoppage or strike. Approximately 200 employees of ASI are represented by a labor union. We consider our employee relations to be good. During fiscal year 2003 and the first month of fiscal 2004, we restructured certain domestic and international operations in response to continued difficult market conditions. As a result of these restructuring activities, we terminated the employment of approximately 683 full-time employees from our operations in the United States and approximately 56 employees from our international operations during fiscal 2003 and the first month of fiscal 2004.

Financial Information by Business Segment and Geographic Data

      As a result of the acquisition of 51 percent ASI in October 2002, we now operate and track our results in two segments: Fab Automation Solutions and Automated Material Handling Systems (“AMHS”). Fab Automation Solutions include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. The Chief Operating Decision Maker is our Chief Executive Officer. The information included in Note 12 of Notes to the Consolidated Financial Statements, is incorporated herein by reference.

Environmental Compliance

      Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect on our capital expenditures, operating results or competitive position. Currently we have no commitments with environmen-

tal authorities regarding any compliance related matters. However, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

Additional Information

      The Company was incorporated in California on May 31, 1984. We file the following reports with the SEC: our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We maintain a site on the world wide web at www.asyst.com, however, information found on our web site is not incorporated by reference into this report. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

      In fiscal 2004, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to post the text of our code of ethics on our website at www.asyst.com in connection with “Investor” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 2     Properties

      We are headquartered in Fremont, California and maintain the following facilities:

		Square
		Footage	Lease
Location	Functions	(approximate)	Expiration

Fremont, California	Corporate headquarters, R&D	91,275	October 2005
Fremont, California	Administration, R&D	35,360	January 2005
Fremont, California	Administration, R&D	35,360	February 2008
Fremont, California	Administration, R&D	56,400	May 2005
Andover, Massachusetts	Sales and support	5,308	September 2006
Vancouver, Washington	Sales and support	3,716	June 2003
Williston, Vermont	Sales and support	11,400	August 2004
Nagoya, Japan	Administration, manufacturing, R&D	66,500	Owned
Tokyo, Japan	Administration, sales and support	3,023	January 2005
Yokohama, Japan	Administration, sales and support	14,466	March 2004
Hsin-Chu City, Taiwan	Administration, sales and support	5,821	May 2005
Shanghai, China	Sales and support	3,414	September 2003
Crawley, UK	Sales and support	5,500	November 2011
Evry Cedex, France	Sales and support	356	August 2003
Dresden, Germany	Sales and support	2,377	March 2004
Bangalore, India	R&D, sales and support	2,720	May 2004
Ise, Japan	Administration, manufacturing, R&D	176,120	September 2007
Tokyo, Japan	Sales and support	3,540	April 2004

      In addition to the above facilities, there are a number of properties under lease that we do not currently use or occupy at this time. These properties include a total of approximately 116,659 square feet of leased office space. Some of these properties are presently either fully or partially subleased. We are actively exploring options to market these surplus properties for sublease or sale or to negotiate early termination agreements for the leases in question.

      We own undeveloped land in Fremont, California. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000, which was subsequently amended on February 21, 2001 and May 30, 2001. We purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our non-cancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. We recorded an additional $7.1 million write-down in fiscal 2003 based on our revised estimate of market value. We continue to hold the land for sale.

Item 3     Legal Proceedings

      On October 28, 1996 we filed suit against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ’421 patent”) and 4,974,166 (“the ’166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. We have since narrowed our case to the ’421 patent, and we continue to seek monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. Defendants’ related declaratory judgment claims are also pending. The court held a claims construction hearing on September 30, 2002, and issued its claims construction ruling on February 28, 2003. The Court has since set a trial date of November 3, 2003. We believe the remaining claims are meritorious and intend to vigorously pursue this matter.

      On February 25, 2003, Mihir Parikh, our former Chief Executive Officer and Chairman of the Board, filed a demand for arbitration with the American Arbitration Association against us, alleging breach of his employment agreement, wrongful termination in violation of public policy, discrimination based on age, race and national origin, fraud and deceit, defamation and violation of the California Labor Code. On March 4, 2003, Dr. Parikh resigned as a member of the Company’s Board of Directors. On June 17, 2003, Dr. Parikh filed an amended demand for arbitration adding as respondents our Chief Executive Officer and Chairman of the Board, Stephen S. Schwartz, and three outside directors, Walter W. Wilson, Stanley J. Grubel and Anthony E. Santelli to all claims other than the breach of contract claim. Dr. Parikh seeks compensatory damages in excess of $2 million plus punitive damages and attorney’s fees. We deny Dr. Parikh’s allegations and intend to defend the action vigorously. The arbitration hearing is scheduled for early 2004.

      In July 2002, three former shareholders of SemiFab, Inc., a corporation that merged with a subsidiary of ours in February 2001, filed a complaint in San Benito County Superior Court against us claiming breach of contract, declaratory relief, conversion, constructive trust, and injunctive relief. The plaintiffs alleged that we failed to provide sufficient funding to SemiFab to make specified capital expenditures, as required by the merger agreement under which SemiFab was acquired. They further alleged that they were entitled to receive approximately 450,000 shares of our stock pursuant to the achievement of milestones on specified dates. The plaintiffs sought the shares of common stock, plus interest, attorney fees and other relief. We denied that we failed to fulfill our obligations under the merger agreement. Following mediation, we and the plaintiffs entered into a settlement agreement that disposed of the matter.

      From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of March 31, 2003.

Item 4     Submission of Matters to a Vote for Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter.

PART II

Item 5     Market for the Registrant’s Common Equity and Related Shareholder Matters

Price Range of Common Stock

      Since September 22, 1993, our common stock, no par value, has been traded on the Nasdaq National Market under the symbol “ASYT.” The price per share reflected in the following table represents the range of high and low closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

April 1 - June 30, 2001	$22.62	$10.69
July 1 - September 30, 2001	$17.10	$9.05
October 1 - December 31, 2001	$13.05	$8.02
January 1 - March 31, 2002	$19.33	$12.90
April 1 - June 30, 2002	$20.41	$14.06
July 1 - September 30, 2002	$19.26	$6.04
October 1 - December 31, 2002	$8.58	$3.51
January 1 - March 31, 2003	$10.71	$5.42

Approximate Number of Equity Security Holders

      There were approximately 399 record holders of our common stock as of March 31, 2003.

Dividends

      We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

      Information regarding the equity compensation plans will be contained in the Definitive Proxy Statement with respect to the Annual Meeting of Shareholders under the caption “Compensation – Equity Compensation Plan Information,” and is incorporated by reference into this report. All of the equity compensation plans have been approved by the shareholders.

      Refer to Part III, Item 12 of this Annual Report on Form 10-K for certain information required to be disclosed by Item 201(d) of Regulation S-K incorporated by reference.

Item 6     Selected Consolidated Financial Data

      We acquired companies in fiscal 2003, 2002, 2001, 2000 and 1999, and our implementation of SAB No. 101, SFAS No. 142 and SFAS No. 144 has impacted the year over year comparability of the selected financial data. The following table reflects selected consolidated financial data (in thousands, except per share amounts):

	Fiscal Years Ended March, 31

	2003	2002	2001	2000	1999

Consolidated Statements of Operations Data:
Net sales	$259,495	$183,234	$491,542	$225,554	$92,948
Gross profit	75,052	40,928	185,746	103,055	33,053
In-process research and development of acquired businesses	7,832	2,000	—	4,884	7,100
Operating income (loss)	(83,603)	(132,084)	43,106	15,456	(39,475)
Gain on sale of wafer and reticle carrier products	28,420	—	—	—	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(114,773)	(97,514)	29,532	10,019	(26,931)
Discontinued operations, net of income tax	(21,096)	(51,403)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(2,506)	—	—
Net income (loss)	(135,869)	(148,917)	27,026	10,019	(26,931)
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(3.06)	$(2.76)	0.90	0.36	(1.15)
Cumulative effect of a change in accounting principle, net of income tax	$—	$—	$(0.08)	$—	$—
Shares used in basic earnings per share calculation	37,489	35,373	32,697	27,639	23,460
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(3.06)	$(2.76)	$0.85	$0.32	$(1.15)
Cumulative effect of a change in accounting principle	$—	$—	$(0.07)	$—	$—
Shares used in diluted earnings per share calculation	37,489	35,373	34,928	30,986	23,460
Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and cash equivalent, and short-term investments	$99,302	$84,629	$90,249	$106,088	$35,762
Working capital	89,723	122,594	179,154	171,550	72,484
Total assets	395,225	344,415	408,432	329,200	124,288
Long-term debt and finance leases, net of current portion	114,812	90,331	3,683	910	2,876
Shareholders’ equity	68,034	164,937	302,463	233,106	96,634

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We develop, manufacture, sell and support integrated automation systems for the semiconductor, or chip, and flat panel display, or FPD, manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials and work-in-process.

      We sell our systems directly to semiconductor and FPD manufacturers, as well as to original equipment manufacturers, or OEMs, that integrate our systems with their equipment for sale to semiconductor manufacturers.

      In response to the industry downturn, we have reduced costs in several areas. In October 2002, we began transitioning substantially all of our manufacturing to Solectron Corporation, which we believe will reduce our fixed manufacturing costs and improve our ability to respond to sales fluctuations. Over the past two years, we have also reduced our workforce from a peak of approximately 1,800 employees to approximately 872 employees.

      We sell our products principally through a direct sales force worldwide. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. The costs and expenses of our international subsidiaries are recorded in local currency, and foreign currency translation adjustments are reflected as a component of “Accumulated other comprehensive loss” in our Consolidated Balance Sheets.

Acquisitions

      In October 2002, we purchased a 51 percent interest in Asyst Shinko, Inc. (“ASI” or “Asyst Shinko”), a Japanese corporation.

      In May 2002, Asyst Connectivity Technologies, Inc., or ACT, a wholly-owned subsidiary of Asyst, purchased substantially all of the assets of domainLogix Corporation, or DLC, a Delaware corporation.

      In May 2001, we acquired 100 percent of the common stock of GW Associates, Inc., or GW, a California corporation.

      In February 2001, we acquired 100 percent of the common stock of Advanced Machine Programming, Inc., or AMP, a Delaware corporation and manufacturer of precision parts. We sold this subsidiary in March 2003.

      In February 2001, we acquired 100 percent of the common stock of SemiFab, Inc., or SemiFab, a Delaware corporation and manufacturer of environmental control equipment and a contract manufacturer. We sold this subsidiary in March 2003.

      In fiscal 2000, we acquired a majority ownership percentage of MECS, a Japanese engineering and robotics manufacturing company, and in fiscal 2003 our ownership percentage increased 2.1 percent to 98.9 percent. MECS is now merged into AJI, a wholly-owned subsidiary of Asyst.

      All of the above transactions were accounted for using the purchase method of accounting. Accordingly, our Consolidated Statements of Operations and of Cash Flows for each of the years in the three year period ended March 31, 2003 include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

General

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, deferred tax assets, income taxes, warranty obligations and restructuring and impairment charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at shipment.

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

      Revenues from long-term contracts are recognized using the percentage-of-completion method of contract accounting, based on the ratio that costs incurred to date bear to estimated total costs at completion. When using the percentage of completion method, revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known and losses, if any, are provided for in the period in which such losses are first identified by management. We utilize the percentage-of-completion method due to the significance of the service effort and the length of time of the contracts.

      Revenue for spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities.

      We account for software revenue recognition in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”. Revenues for integration software work are recognized on a percentage of completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when the software is shipped; payment is due within one year; collectibility is probable and there are no significant obligations remaining.

Allowance for Doubtful Accounts

      We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and a general reserve calculated based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us.

Inventory Reserves

      We evaluate the recoverability of all inventory, including raw materials, work-in-process, finished goods, and spare parts to determine whether adjustments for impairment are required. Inventory which is obsolete or in excess of our demand forecast is fully reserved. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Goodwill and Other Intangible Assets

      Effective April 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Furthermore, SFAS No. 142 includes provisions on the identification of intangible assets, reclassification of certain intangible assets from previously reported goodwill, and reassessment of the useful lives of existing intangible assets. At March 31, 2003, we had $142.4 million of goodwill and intangible assets, net of accumulated amortization, recorded on our balance sheet.

      We completed an annual goodwill impairment test in the third quarter of fiscal 2003. The first step of the test identifies if an impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. As a result of the test, a goodwill impairment expense of $2.1 million was recognized. To determine the amount of the impairment, we estimated the fair value of our reporting segments that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. During fiscal 2003, an impairment expense of $6.2 million was recognized for acquired technology and $0.1 million was recognized for customer base, based upon our projection of significantly reduced future cash flows of ACT.

Warranty Accrual

      Our warranty policy generally states that we will provide warranty coverage for a predetermined amount of time, generally 12 or 24 months, for material and labor to repair and service our equipment. In fiscal 2003 we outsourced all of our product manufactured in the United States to Solectron Corporation. Solectron assumes the warranty liability for the first 12 months on product it manufacturers, with Asyst liable for warranty obligations thereafter. We record the estimated warranty cost upon shipment of our product. The estimated warranty cost is determined based on the warranty term and historical warranty costs for a specific product. If actual product failure rates or material usage differs from our estimates, we may need to revise our estimated warranty reserve.

Accounting for Income Taxes

      We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered our future taxable income and tax planning strategies in assessing our valuation allowance. Future taxable income is based upon our estimates, and actual results may significantly differ from these estimates due to the volatility of our industry. If in the future we determine that we would be able to realize our deferred tax in excess of the net amount recorded, we would record an adjustment to the deferred tax asset, increasing income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, we would record an adjustment to the deferred tax asset, charging income in the period such determination was made.

Results of Operations

Net Sales

      Net sales for the fiscal year ended March 31, 2003 were $259.5 million, an increase of $76.3 million or 42 percent from the prior year. The increase in fiscal 2003 sales was due primarily to the establishment of ASI. Excluding the impact of ASI, net sales for fiscal 2003 were $213.0 million, an increase of $29.8 million or 16 percent from the prior year. The increase was primarily attributable to increased sales to customers in China and Taiwan, partially offset by decreased sales to customers in North America. Net sales for the fiscal year ended March 31, 2002 were $183.2 million, a decrease of $308.3 million or 63 percent from fiscal 2001. The reduction in fiscal 2002 sales was directly attributable to the reduced capital spending of semiconductor manufacturers due to the general decline in demand for chips.

Gross Profit

      Because the semiconductor capital equipment industry is subject to rapid increases and decreases in demand, we have made significant reductions and changes in our manufacturing operations to decrease the fixed component of our manufacturing costs and improve our margins during downturns. In fiscal 2002 we reduced our manufacturing headcount and consolidated manufacturing into two facilities versus four. In fiscal 2003 we began transitioning all of our U.S. manufacturing operations to Solectron, a contract manufacturer. We expect this outsourced manufacturing model will significantly improve our gross profits on outsourced products in fiscal 2004 and beyond.

      Our gross profit was $75.1 million for the fiscal year ended March 31, 2003, $40.9 million for the fiscal year ended March 31, 2002 and $185.7 million for the fiscal year ended March 31, 2001. This represents 28.9 percent of net sales for the fiscal year ended March 31, 2003, 22.3 percent of net sales for the fiscal year ended March 31, 2002 and 37.8 percent of net sales for the fiscal year ended March 31, 2001. The improvement as a percent of sales in fiscal 2003 was primarily attributable to increased sales volumes, which better absorbed manufacturing overhead, facility and headcount reduction actions taken in the prior fiscal year, and higher mix of 200mm products, offset by lower gross margins on our Asyst Shinko AMHS products. The decrease in fiscal 2002 versus the prior year was primarily attributable to significantly reduced sales, as well as a $12.8 million inventory reserve recorded in fiscal 2002.

Research and Development

      We believe that research and development, or R&D, of new automation solutions and the enhancement of current products are critical to our competitiveness. We believe it is important to maintain our commitment to these development programs during industry downturns so that we will be positioned with competitive products during upturns. Our ongoing commitment to R&D is evidenced by our consistent level of spending over the past three fiscal years despite the dramatic up and down changes in sales. R&D expenses were $40.1 million for the fiscal year ended March 31, 2003, $39.0 million for the fiscal year ended March 31, 2002 and $44.3 million for the fiscal year ended March 31, 2001. This represents 15.4 percent of net sales for the fiscal year ended March 31, 2003, 21.3 percent of net sales for the fiscal year ended March 31, 2002 and 9.0 percent of net sales for the fiscal year ended March 31, 2001. We increased R&D spending in fiscal 2003 as we continued strategic product development programs and added the R&D spending of ASI and ACT, although R&D as a percentage of sales decreased due to higher sales. The decrease in fiscal 2002 spending from fiscal 2001 resulted from the reduction or elimination of certain 200mm engineering programs, although R&D as a percentage of sales increased significantly due to the drop in sales.

Selling, General and Administrative

      Over the past two years we have reduced selling, general and administrative, or SG&A, expenses to better align our spending with lower sales levels. Our efforts were evident in fiscal 2003 as SG&A expenses declined to $74.2 million, or 28.6 percent of net sales, compared with $76.3 million, or 41.6 percent of net sales in fiscal 2002. SG&A expense was $90.4 million for the fiscal year ended March 31, 2001, representing 18.4 percent of net sales for the period. The decreases in fiscal 2003 and fiscal 2002 resulted primarily from workforce reductions, facility closures, and reduced discretionary spending offset in fiscal 2003 by increases due to acquisitions of ASI and DLC. In the first month of fiscal 2004 we made additional reductions in SG&A expenses, primarily through workforce reductions, in response to continued market weakness.

Amortization of Acquired Intangible Assets

      Amortization expenses relating to acquired intangible assets were $14.1 million for the fiscal year ended March 31, 2003, $7.1 million for the fiscal year ended March 31, 2002 and $7.0 million for the fiscal year ended March 31, 2001. This represents 5.4 percent of net sales for the fiscal year ended March 31, 2003, 3.9 percent of net sales for the fiscal year ended March 31, 2002 and 1.4 percent of net sales for the fiscal year ended March 31, 2001. We amortize acquired intangible assets over periods ranging from three to ten years. The increase in amortization expenses in fiscal 2003 is primarily due to the acquisition of the ASI joint venture interest.

Restructuring Charges

      Restructuring charges and related utilization for fiscal years 2003, 2002 and 2001 were as follows:

	Severance
	and	Excess	Fixed Asset
	Benefits	Facility	Impairment	Total

Balance, March 31, 2000	—	—	—	—
Additional accruals	$540	$439	—	$979
Non-cash related utilization	(540)	(439)	—	(979)

Balance, March 31, 2001	—	—	—	—
Additional accruals	4,278	3,685	$200	8,163
Non-cash related utilization	—	(781)	—	(781)
Amounts paid in cash	(3,537)	(472)	—	(4,009)

Balance, March 31, 2002	741	2,432	200	3,373
Additional accruals	2,125	2,733	2,161	7,019
Non-cash related utilization	(331)	(214)	(2,077)	(2,622)
Amounts paid in cash	(2,244)	(1,334)	(92)	(3,670)

Balance, March 31, 2003	$291	$3,617	$192	$4,100

      In the quarter ended September 30, 2002, we recorded severance charges of $0.8 million and contractual obligations of $0.6 million as a result of workforce reduction measures affecting approximately 24 employees and a manufacturing outsourcing agreement whereby approximately 191 employees joined Solectron. The workforce reduction affected employees in manufacturing, sales, research and development and administration. An additional charge of $1.6 million relates to excess facilities that we have under lease but have abandoned as a result of the manufacturing outsourcing agreement. We also recorded a fixed asset impairment charge of $1.5 million for assets that will not be used as we consolidate facilities and integrate certain programs into a joint venture.

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

      In fiscal 2002, we recorded restructuring charges in connection with our plan to shut down some of our manufacturing and service locations, outsource some of our manufacturing activities and consolidate the remainder of our domestic manufacturing in Fremont, California, as well as to reduce our workforce due to economic conditions. These charges included approximately $3.9 million in write-downs of assets and reserves for lease commitments, net of estimated sublease income that we expect to generate from the vacated facilities, and severance costs of approximately $4.3 million related to reductions in force of approximately 450 employees or approximately 29 percent of our workforce.

      We expect to utilize approximately $2.5 million of the remaining balance of $4.1 million during 2004, and the remaining balance, primarily unused leased facilities, over the following three fiscal years.

Asset Impairment Charges

      Asset impairment charges for fiscal years 2003, 2002 and 2001 were as follows:

	Fiscal Years Ended March 31,

	2003	2002	2001

Goodwill and intangible impairment	$8,398	$22,574	$—
Land impairment	7,121	17,925	—

Totals	$15,519	$40,499	$—

      In fiscal 2003, we completed an annual goodwill impairment test and determined that impairment charges of $8.4 million were required because the estimated fair value of certain businesses were less than their book values. The charges were measured by comparing the forecasted undiscounted cash flows, which we believe approximates fair value, with their corresponding book values. The charges relate to goodwill and intangible assets recorded in connection with our May 2002 acquisition of DLC.

      In fiscal 2002, we completed an annual goodwill impairment test and determined that impairment charges of $22.6 million were required because the estimated fair value of certain businesses were less than their book values. The charges were measured by comparing the forecasted undiscounted cash flows, which we believe approximates fair value, with their corresponding book values. The charges relate to goodwill and intangible assets recorded in connection with previously acquired businesses.

      We own undeveloped land in Fremont, California. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000, which was subsequently amended on February 21, 2001 and May 30, 2001. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our noncancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. We recorded an additional $7.1 million write-down in fiscal 2003 based on our revised estimate of market value. We continue to hold the land for sale.

In-Process Research and Development Costs of Acquired Businesses

      In October 2002, we acquired 51 percent of the common stock of ASI, our Japanese AMHS joint venture company. In connection with the purchase price allocation, in the quarter ended December 31, 2002 we assigned $5.8 million to in-process research and development, or IPR&D. In June 2002, we acquired DLC. In connection with the purchase price allocation $2.0 million was assigned to IPR&D. In May 2001, we acquired GW Associates. In connection with the purchase price allocation $2.0 million was assigned to IPR&D. The amount allocated to IPR&D was determined through established valuation techniques in the high-technology industry and was expensed upon acquisition, as it was determined that the projects had not reached technological feasibility at the time of our acquisition.

Gain on Sale of Wafer and Reticle Carrier Products

      In fiscal 2003 we sold our wafer and reticle carrier (WRC) products to Entegris for net proceeds of $34.2 million. As a result of this transaction, we recorded a gain on sale of $28.4 million. The wafer and reticle carrier products contributed revenues of $31.1 million, $28.9 million and $38.8 million in fiscal years 2003, 2002 and 2001, respectively.

Other Income (Expense), net excluding gain on sale of wafer and recticle carrier products

      Other income (expense), net excluding gain on sale of WRC was $(6.9) million for the fiscal year ended March 31, 2003, $(3.5) million for the fiscal year ended March 31, 2002 and $3.7 million for the fiscal year ended March 31, 2001. The increased net expense in fiscal 2003 compared with fiscal 2002 is primarily attributable to financing costs and fees related to funding the ASI joint venture transaction, increased interest expense related to the $25 million credit facility which was established and drawn down to partially fund the transaction, lower interest-bearing cash balances, lower interest rates on invested cash and greater interest expense related to the sale of $86.3 million of 5 3/4 percent convertible subordinated notes on July 3, 2001. The increased net expense in fiscal 2002 compared with fiscal 2001 is primarily due to interest expense related to the sale of $86.3 million of 5 3/4 percent convertible subordinated notes on July 3, 2001.

Provision for (Benefit from) Income Taxes

      As a result of the review undertaken at September 30, 2002, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets. We therefore recorded a tax provision of $57.3 million in fiscal 2003. We expect to continue this practice until we can sustain a level of profitability that demonstrates the ability to utilize our deferred tax assets. Provision for (benefit from) income taxes was ($38.0) million for the fiscal year ended March 31, 2002 and $17.2 million for the fiscal year ended March 31, 2001. This represents an effective tax rate (28.1) percent for the fiscal year ended March 31, 2002 and 36.8 percent for the fiscal year ended March 31, 2001.

Minority Interest

      Minority interest for fiscal 2003 was $4.7 million. No minority interest was recorded in fiscal 2002 and 2001. This amount represents the 49 percent of our joint venture partner, Shinko Electric Co. Ltd. (Shinko), in the operations of ASI.

Discontinued Operations, net of income tax

      Loss from discontinued operations was $21.1 million for the fiscal year ended March 31, 2003 and $51.4 million for the fiscal year ended March 31, 2002. The loss in fiscal 2002 included goodwill and impairment charges of $37.8 million. In August 2002, we announced our intention to divest two subsidiaries, AMP and SemiFab, in order to allow us to better focus on our core business. Both subsidiaries were divested in March 2003.

Cumulative Effect of Change in Accounting Principles, Net of Tax Benefit

      We recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million, or a loss of $0.07 per diluted share, to reflect the cumulative effect of the accounting change to comply with SAB 101 as of the beginning of fiscal 2001. The deferred revenue recorded as a result of this accounting change was fully recognized in fiscal 2001.

Segment and Geographic Reporting

      We have two reportable segments: Fab Automation and Automated Material Handling Systems (“AMHS”).

      Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software.

      AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

      We evaluate performance and allocate resources based on revenues and operating income (loss).

      Segment information is summarized as follows (dollars in millions):

	Fiscal Year Ended March 31,

	2003	2002	2001

Fab Automation Products:
Revenues	$213.1	$183.2	$491.5

Operating (loss)/income	$(66.9)	$(132.1)	$43.1

AMHS:
Revenues	$46.4	$—	$—

Operating (loss)/income	$(16.7)	$—	$—

Total:
Revenues	$259.5	$183.2	$491.5

Operating (loss)/income	$(83.6)	$(132.1)	$43.1

      We acquired 51 percent of ASI on October 16, 2002. Operating segment data includes results from ASI for the period from the effective date of the acquisition. Total operating loss is equal to consolidated loss from operations for the periods presented. We do not allocate other income (expense), net to individual segments.

      Net sales by geography were as follows (dollars in millions):

	Year Ended March 31,

	2003	2002	2001

United States	$90.5	$82.4	$192.3
Japan	48.0	45.6	102.8
Taiwan	47.0	20.3	98.3
Other Asia/ Pacific (excluding Japan and Taiwan)	51.1	16.6	58.3
Europe	22.9	18.3	39.8

Total	$259.5	$183.2	$491.5

Related Party Transactions

      At March 31, 2003, we held notes from two former employees and two current employees totaling $0.7 million. At March 31, 2002, we held notes from two former employees totaling $0.2 million and notes from four current employees totaling $0.9 million. Also at March 31, 2002, we held two notes receivable from a former executive officer totaling $0.8 million. These two notes were paid off in fiscal 2003. One other note was transferred in connection with the sale of a business. Approximately $0.3 million and $0.6 million of the notes receivable are secured by deeds of trust on certain real property and/or pledged securities of Asyst owned by the employees and are included in other assets at March 31, 2003 and March 31, 2002, respectively.

      In April 2003 Asyst Shinko acquired the AMHS portion of Shinko Technologies, Inc. from Shinko, our 49% joint venture partner. Shinko Technologies provided service and support to Shinko customers in the United States of America. The acquired subsidiary was named Asyst Shinko America. The purchase price of approximately $2.3 million was based on the estimated fair value of assets less liabilities acquired.

      The Company’s majority owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At March 31, 2003, significant balances due from and owed to Shinko were (dollars in thousands):

Accounts and notes receivable from Shinko	$391
Accounts payable due to Shinko	(8,500)
Accrued liabilities due to Shinko	(755)

      In addition, ASI purchased various administrative and IT services from Shinko in order to provide for an orderly transition. During the year ended March 31, 2003, sales to and purchases from Shinko were (dollars in thousands):

Sales	$203
Material purchases	3,285
Services purchased	4,421

Recent Accounting Pronouncements

      In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 discontinues amortization of goodwill and intangible assets deemed to have indefinite lives. In addition, SFAS No. 142 includes provisions regarding: (1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets as set forth in SFAS No. 141, “Business Combinations”; (2) the reassessment of the useful lives of existing intangibles; and (3) the testing for impairment of goodwill and other intangibles. We adopted SFAS No. 142 during the quarter ended June 30, 2002.

      In July 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 in fiscal 2003. The adoption of SFAS No. 143 did not have a significant impact on our consolidated financial statements.

      In October 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for impairment of long-lived assets. SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Division of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 in the first quarter of fiscal 2003.

      In June 2002 the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue No. 94-3”). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of EITF Issue No. 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We adopted SFAS No. 146 during the quarter ending March 31, 2003. The adoption of SFAS No. 146 to date has not had a significant impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

      We, as permitted under California law and in accordance with our Bylaws, have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

      Our sales agreements indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any claim.

      Prior to December 31, 2002, we guaranteed certain lease payments with respect to equipment and real estate of our Japanese subsidiary as disclosed in Note 9. We have not recorded a liability for the amount of our guarantee.

      As more fully described in Note 11, we are contingently liable to provide funding for plan benefits under a pension plan of Asyst Shinko. Our consolidated financial statements include an accrued benefit liability of $12.1 million at March 31, 2003.

      These pension obligations are included in the Shinko pension plan. Under certain remote circumstances including bankruptcy and inability to pay by Shinko, we may have to assume up to $200 million of pension obligations. We have not recorded a liability for this as it is considered remote.

      In November 2002 the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 to date has not had a significant impact on our consolidated financial statements.

      In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended March 31, 2003 and will adopt the interim disclosure provisions for our financial reports for the quarter ending June 30, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

      In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN No. 46 to date has not had a significant impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

Liquidity and Capital Resources

      Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings and cash generated from operations. As of March 31, 2003, we had approximately $96.2 million in cash and cash equivalents, $3.1 million in restricted cash and cash equivalents, $89.7 million in working capital and $114.8 million in long- term debt and finance lease obligations.

      Cash Flows from Operating Activities. Net cash provided by operating activities in fiscal 2003 was $16.5 million. The net cash provided by operating activities in fiscal 2003 was primarily attributable to non-cash charges of $59.2 million related to the deferred tax asset impairment and $17.7 million of restructuring, goodwill and intangibles impairment and asset write-downs, $30.8 million of depreciation and amortization, $7.8 million of in-process R&D, and other items, and partially offset by our net loss of $135.9 million. Other significant sources of cash included increases in payables and accrued liabilities and deferred revenue totaling $15.8 million; and an inventory decrease of $23.5 million primarily due to the sale of inventory to Solectron related to our outsourcing of manufacturing.

      Net cash used in operating activities in fiscal 2002 was $25.3 million. The net cash used in operating activities in fiscal 2002 was primarily attributable to our net loss of $148.9 million, reductions in payables, accrued liabilities and deferred revenue totaling $32.9 million primarily due to less purchasing activity with lower revenues, and a non-cash benefit for deferred taxes of $37.0 million. These uses of cash were partially offset by non-cash charges to net loss including asset impairment charges $40.5 million, restructuring charges of $6.6 million, depreciation and amortization of $17.3 million and inventory reserve adjustments of $12.8 million. Additionally, accounts receivable and inventory declined by a combined $60.5 million, primarily due to lower revenues.

      Cash Flows from Investing Activities. Net cash used in investing activities in fiscal 2003 was $19.0 million. We used $51.1 million of net cash in the acquisitions of the ASI JV interest and DLC, and received $34.2 million from the sale of our wafer and reticle carrier product lines (WRC). In addition, we sold short-term investments of $7.0 million, net, and used $9.1 million for purchases of property and equipment.

      Net cash provided by investing activities in fiscal 2002 was $31.5 million. We sold short-term investments of $45.4 million, net. This source of cash was offset by purchases of property and equipment of approximately $10.3 million and cash used in connection with our acquisition of GW of $3.6 million.

      Cash Flows from Financing Activities. Net cash provided by financing activities in fiscal 2003 was $29.8 million. During fiscal 2003, we received net proceeds of $25.0 million from our line of credit and $6.1 million from the issuance of common stock under our employee stock programs. These sources of cash were offset by net principal payments on short-term and long-term debt and finance leases of $1.2 million.

      Net cash provided by financing activities in fiscal 2002 was $39.3 million. During fiscal 2002, we received net proceeds of $83.8 million primarily from the issuance of convertible debt securities and $2.6 million from the issuance of common stock under our employee stock programs. These sources of cash were offset by net principal payments on short-term and long-term debt and finance leases of $47.0 million.

      In October 2002, we entered into and fully drew down a $25.0 million two-year revolving credit agreement with a commercial bank. Borrowings under the credit agreement bear interest at a rate indexed to LIBOR. We are required by the lender to maintain compliance with certain financial covenants. These covenants include a total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. We were in compliance with the covenants at March 31, 2003. The amount of the credit line available to us may change based on the amount of receivables we have and reductions in the non-formulary piece of the credit line which is subject to periodic review and amendment. The credit agreement also restricts our ability to incur additional indebtedness; pay dividends and make distributions in respect of our capital stock; redeem capital stock; make investments or other restricted payments; engage in transactions with stockholders and affiliates; create liens; sell or otherwise dispose of assets; make payments on our subordinated debt; and engage in mergers and acquisitions.

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

      We had $18.0 million and $16.7 million at March 31, 2003 and 2002, respectively, of short-term debt from banks in Japan. As of March 31, 2003, the interest rate ranged from 1.4 percent to 2.4 percent (interest rates ranged from 1.4 percent to 1.9 percent at March 31, 2002). We had secured straight bonds from a bank in Japan of $4.1 million at March 31, 2003. The bonds bore interest at rates ranging from 1.4 percent to 2.4 percent as of March 31, 2003 and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for these secured straight bonds as well as for short-term debt. As of March 31, 2003, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling $14.0 million. Additionally we have provided letters of guarantee to financial institutions in Japan covering substantially all of AJI’s debts.

      We lease facilities under non-cancelable finance and operating leases, with expiration dates ranging from August 2003 to November 2011.

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

      Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which at any point in time are dependent on the then-current and anticipated market demand for chips, as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for chips, are difficult to predict and often have a severe adverse effect on the semiconductor industry’s demand for tools. Sales of tools to semiconductor manufacturers may be significantly more cyclical than sales of chips, as the large capital expenditures required for building new fabs or facilitizing existing fabs is often delayed until chip manufacturers are confident about future demand growth. If demand for semiconductor equipment remains depressed for an extended period, it will seriously harm our business.

      The industry is currently experiencing a significant downturn due to decreased worldwide demand for semiconductors from peak levels reached in 2000. During this downturn, most of our customers have reduced capital expenditures, which has adversely impacted our business. Our net sales declined 70.8 percent from their peak in the third quarter of fiscal 2001 to the third quarter of fiscal 2002. Excluding sales of ASI, which was acquired during the third quarter of fiscal 2003, our net sales declined sequentially in the third and fourth quarter of fiscal 2003. We currently expect sales to decline further in the first quarter of fiscal 2004. We cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development and engineering that are necessary to maintain our competitive position, which could seriously curtail our long-term business prospects.

      We believe that the cyclical nature of the semiconductor industry will continue, leading to industry downturns, which may seriously harm our business and financial position.

     We have existing debts, and may not be able to secure additional financing to meet our future capital needs.

      We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next twelve months. In October 2002, we entered into and fully drew down a $25 million 2-year revolving credit agreement with Comerica Bank — California. We are required under this agreement to maintain compliance with financial covenants, including a total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. The amount of the credit line available to us may change based on the amount of receivables we have and reductions in the non-formulary piece of the credit line which is subject to periodic review and amendment. Additionally, our Japanese subsidiary, AJI, has loans outstanding with Japanese banks totaling approximately $22.1 million, substantially all of which is guaranteed by the U.S. parent company.

      We may be unable to meet the financial covenants contained in our credit agreement with Comerica. If we are unable to meet the covenants, Comerica may require us to repay the outstanding balance. If the amount of credit available to us changes, we may also be required to repay some or all of the outstanding balance. The Japanese banks may call our outstanding loans, requiring repayment, some of which would be paid by the U.S. parent under existing loan guarantees. This could leave us with inadequate cash resources to effectively manage the business and require us to obtain additional financing.

      In July 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

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

      Upon the occurrence of a change of control as defined in the indenture for our subordinated convertible notes due in 2008, we will be required to offer to repurchase those notes at 100 percent of the principal amount of the notes, together with accrued and unpaid interest, if any, to the date of purchase. However, we are prohibited under our new credit facility, and may be prohibited under indebtedness we may incur in the future, from purchasing any notes prior to their stated maturity. In such circumstances, we will be required to repay all or a portion of the outstanding principal and any accrued interest under the credit facility and any such other future indebtedness, or obtain the requisite consent from the lender under the credit facility and the holders of any other future indebtedness to permit the repurchase of the notes. If we are unable to repay all of this indebtedness or are unable to obtain the necessary consents, we will be unable to offer to repurchase the notes, which would constitute an event of default under the indenture for the notes, which in turn would constitute a default under our new credit facility and could constitute a default under the terms of any future indebtedness that we may incur.

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

      Brooks Automation, Inc. and TDK are our primary competitors in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as Brooks and a number of smaller competitors. We also compete with several companies in the robotics area, including, but not limited to, Brooks Automation, Newport Corp., Rorze Corporation and Yasukawa Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks Automation. Our wafer and reticle sorters compete primarily with products from Recif, Inc. and Brooks Automation.

      In addition, the transition to 300mm wafers is likely to draw new competitors to the facility automation market and may result in additional consolidation. In the 300mm wafer market, we expect to face intense competition from a number of companies such as Brooks Automation, as well as potential competition from semiconductor equipment and cleanroom construction companies.

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

      The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition in this production line and we sell a greater percentage of our 300mm products directly to OEMs rather than chip manufacturers.

      The 300mm market is still relatively new. Manufacturing costs are generally higher in the early stages of new product introduction and decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. However, we cannot assure you that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products. We face increased competition for our 300mm products because of the development of SEMI standards for 300mm products. While chip manufacturers purchased a majority of 200mm automation products, OEM manufacturers are purchasing most of the tool automation products for 300mm.

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

      During a downturn, our ability to quickly reduce our production costs may be hampered by manufacturing commitments and accrued inventory based on earlier and more optimistic projections of demand. If market demand does not match our projections, we will have to carry or write off excess and obsolete inventory and our gross margins will decline which, in turn, could prevent us from operating profitably. For example, we incurred an inventory charge in the fiscal fourth quarter of 2003 of $4.6 million which was associated with additional inventory reserves for obsolete and excess inventory. This inventory accumulated largely due to the steep decline in demand for our products. Furthermore, if we do not accurately predict the demand for our 200mm and 300mm automation products, we could encounter additional problems with excess and obsolete inventory.

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

      While our outsourcing agreement with Solectron includes commitments from Solectron as to how quickly they can increase or decrease manufacturing based on updates to our forecast demand. Solectron may be unable to meet these commitments and, even if it can, we may be unable to react efficiently to rapid fluctuations in demand.

     We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business.

      The markets in which we sell our products are comprised of a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and makes our relationship with each customer critical to our business. This concentrated customer base is even more pronounced at ASI . We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling their equipment with our embedded systems. Our success will depend on our continued ability to develop and manage relationships with significant customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, some of our customers may in the future shift their purchases of products from us to our competitors. Additionally, the inability to successfully develop relationships with additional customers or the need to provide future price concessions would have a negative impact on our business.

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

      In an effort to focus on core competencies and reduce the impact of cyclical peaks and troughs on our operating results, we have outsourced the manufacturing of our U.S. products to Solectron Corporation. Outsourcing may not yield the benefits we expect, and instead could result in increased product costs, and product delivery delays.

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

     If we are unsuccessful in fully commercializing our FasTrack Automated Materials Handling System, and/or we cannot generate new business from our Asyst Shinko joint venture, our growth prospects could be negatively impacted.

      AMHS is an important component of our growth strategy. We have completed only one successful commercial installation of our FasTrack system in a 200mm fab. Our FasTrack system currently is not a complete AMHS solution, and we may not be successful in some or all of our current efforts to develop or otherwise obtain the additional components that comprise a complete solution. If we are able to offer a complete solution, we still could find it difficult to compete against companies with greater experience and resources in the AMHS market. In addition, our joint venture company, Asyst Shinko, may not continue to succeed in the 300mm AMHS market, and may not be able to help us gain market acceptance for FasTrack. Any failure to win market acceptance of our products, either FasTrack or joint venture products, would negatively impact our growth prospects.

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

      Our portal solutions offers our OEM customers a complete, automated interface between the OEM’s tool and the fab, an alternative to designing and manufacturing automated equipment front-ends for their tools utilizing purchased components and in-house engineering and manufacturing resources. The decision by OEMs to adopt our system for a large product line involves significant organizational, technological and financial commitments by the OEMs. OEMs expect the portal solutions to meet stringent design, reliability and delivery specifications. To date, we have penetrated only a small percentage of OEM tools. We believe that our growth prospects in the OEM market depend in large part upon our ability to gain acceptance of the portal solutions and follow-on products by a broader group of OEM customers. If we fail to satisfy these expectations, whether based on limited or expanded sales levels, OEMs will not adopt the portal solutions. We cannot assure you that these tools will be widely accepted in the marketplace or that additional OEMs will adopt the system. Notwithstanding our solution, OEMs may purchase components to assemble interfaces or invest in the development of their own complete interfaces. If our products are not adopted by OEMs, our prospects will be negatively impacted and our profits substantially harmed.

     If we are unable to develop and introduce new products and technologies in a timely manner, our business could be negatively impacted.

      Semiconductor equipment and processes are subject to rapid technological changes. The development of more complex semiconductors has driven the need for new facilities, equipment and processes to produce these devices at an acceptable cost. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products in a timely manner. We often require long lead times for development of our products, which requires us to expend significant management effort and incur material development costs and other expenses. During development periods we may not realize corresponding revenue in the same period, or at all. We may not succeed with our product development efforts and we may not respond effectively to technological change.

     We may not be able to efficiently integrate the operations of our acquisitions and may incur substantial losses in the divestiture of assets or operations.

      We have made and may continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. Our recent acquisitions include our 51 percent ownership in ASI, as well as DLC, GW, SemiFab, AMP and MECS Corporation. We subsequently merged MECS into AJI. During fiscal 2003 we sold SemiFab, AMP and our wafer and reticle carrier product lines.

      In the future we may make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. For example, in May 2002, we completed the asset purchase from DLC, and in October 2002 we completed the acquisition of a 51 percent ownership of ASI. If we are to realize the anticipated benefits of past and future acquisitions, the operations of these companies must be integrated and combined efficiently with those of Asyst. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, has in the past and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. For example, in fiscal 2003, we decided to discontinue operations of our SemiFab and AMP subsidiaries, as these subsidiaries were not considered critical to our long-term strategy. These subsidiaries were sold at the end of fiscal 2003. We may be required to record significant future impairment costs, such as the $8.4 million and $22.6 million charge recorded in fiscal 2003 and 2002, respectively in the event that the carrying value exceeds the fair value of acquired intangible assets. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions or divestitures. The difficulties of integration may increase because of the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result if shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

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

      The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, Taiwan and Singapore, could have a negative effect on our operations. A significant portion of our net sales are made in Asia. Also, our outsourced manufacturing is conducted in Singapore. Our operations may be impacted by a number of SARS-related factors, including, among other things, disrupting operations at our customers, supplier or our operations.

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

     Representatives of Arthur Andersen LLP are not available to consent to the inclusion of Arthur Andersen LLPs reports on our financial statements and incorporated in our Form 10-K, and we will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933.

      Arthur Andersen LLP was previously our independent accountant. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Arthur Andersen has ceased practicing before the SEC. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements into which this Annual Report on Form 10-K may be incorporated by reference, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. In light of the cessation of Arthur Andersen’s SEC practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Because representatives for Arthur Andersen LLP are not available to provide the consents required for the inclusion of their report on our consolidated financial statements for the year ended March 31, 2001, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in these financial statements audited by Arthur Andersen LLP.

Item 7A     Quantitative and Qualitative Disclosures Regarding Market Risk

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy is limited by the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2003 and at March 31, 2002, the fair market value of these investments would decline by an immaterial amount. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

      The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 2003. Our intent is not to hold investments longer than twelve months. Restricted cash, cash equivalents and short-term investments represent amounts that are restricted as to their use primarily in accordance with a debt agreements more fully described in Note 9 to our financial statements (dollars in thousands):

		Average Carrying
		Interest
	Remaining
	Maturities	Amount	Rate

CASH EQUIVALENTS:
Institutional money market funds	within 1 year	$47,493	1.61%

U.S. corporate debt securities	within 1 year	11,500	1.30%

Total cash equivalents		$58,993	1.50%

RESTRICTED CASH and CASH EQUIVALENTS
U.S. corporate debt securities	within 1 year	$3,088	1.40%

      Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary foreign currency cash flows are located in Japan, China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. There can be no assurance that foreign currency risk will not be a material impact on our financial position, results of operations or cash flow in the future.

Item 8	Financial Statements and Supplementary Data

      Our Financial Statements and notes thereto and Financial Statement Schedules appear on pages 46-79 of this Form 10-K. The quarterly financial data (unaudited) were as follows:

Quarterly Financial Data (In thousands, except per share data):

	Year Ended March 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$51,865	$72,319	$75,624	$59,687
Gross profit	$16,555	$28,169	$19,129	$11,199
Net income (loss) from continuing operations	$(12,098)	$(75,960)	$(32,621)	$5,906
Discontinued operations, net of income tax	$(1,360)	$(2,093)	$(8,300)	$(9,343)
Net loss	$(13,458)	$(78,053)	$(40,921)	$(3,437)
Basic earnings (loss) per share:
Continuing operations	$(0.33)	$(2.03)	$(0.86)	$0.16
Discontinued operations	(0.04)	(0.05)	(0.22)	(0.25)

Total basic earnings (loss) per share	$(0.37)	$(2.08)	$(1.08)	$(0.09)

Diluted earnings (loss) per share:
Continuing operations	$(0.33)	$(2.03)	$(0.86)	$0.15
Discontinued operations	(0.04)	(0.05)	(0.22)	(0.23)

Total diluted earnings (loss) per share	$(0.37)	$(2.08)	$(1.08)	$(0.08)

Shares used in basic per share calculations	36,565	37,452	37,932	38,005
Shares used in diluted per share calculations	36,565	37,452	37,932	40,586

	Year Ended March 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$63,336	$48,494	$35,631	$35,773
Gross profit	$17,379	$14,100	$(3,780)	$13,229
Net loss from continuing operations	$(24,597)	$(14,215)	$(48,469)	$(10,233)
Discontinued operations, net of income tax	$(2,956)	$(4,126)	$(41,379)	$(2,942)
Net loss	$(27,553)	$(18,341)	$(89,848)	$(13,175)
Basic loss per share:
Continuing operations	$(0.70)	$(0.40)	$(1.37)	$(0.29)
Discontinued operations	(0.08)	(0.12)	(1.17)	(0.08)

Total basic loss per share	$(0.78)	$(0.52)	$(2.54)	$(0.37)

Diluted loss per share:
Continuing operations	$(0.70)	$(0.40)	$(1.37)	$(0.29)
Discontinued operations	(0.08)	(0.12)	(1.17)	(0.08)

Total diluted loss per share	$(0.78)	$(0.52)	$(2.54)	$(0.37)

Shares used in basic per share calculations	35,007	35,286	35,419	35,779
Shares used in diluted per share calculations	35,007	35,286	35,419	35,779

      Comparability of quarterly data from continuing operations is affected by the following activity during fiscal 2003 and 2002:

(1) Asset impairment charges of $7.1 million, $8.4 million, $17.9 million and $22.6 million in the second and third quarters of fiscal 2003 and first and third quarters of fiscal 2002, respectively. These charges relate to writedowns in value of goodwill, intangibles and land held for sale.

(2) Reserve for net deferred tax assets of $62.7 million in the second quarter of fiscal 2003.

(3) Net gain on sale of the WRC products in the fourth quarter of fiscal 2003 of $28.4 million.

(4) Restructuring charges in the second and third quarters of fiscal 2003 and the first, second and third quarters of fiscal 2002 of $4.5 million, $2.5 million, $0.8 million, $1.5 million and $5.9 million, respectively. These charges were primarily for severance, excess facility and asset impairment charges related to workforce reductions and consolidation of our facilities.

(5) Inventory reserves of $4.5 million and $12.8 million in the fourth quarter of fiscal 2003 and third quarter of fiscal 2002, respectively.

(6) Adoption of SFAS 144 in the first quarter of fiscal 2003.

      Refer to our consolidated financial statements contained in this 10-K for further disclosure of the above.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 2, 2002, Asyst Technologies, Inc. (“Asyst” or the “Registrant”) terminated the engagement of its current independent public accountant, Arthur Andersen LLP. This termination followed Asyst’s decision to seek proposals from other independent auditors to audit Asyst’s consolidated financial statements for its fiscal year ended March 31, 2002.

      On April 2, 2002, the Board of Directors, based on the recommendation of the Audit Committee, engaged PricewaterhouseCoopers LLP as its independent auditors with respect to the audit of Asyst’s consolidated financial statements for its fiscal year ended March 31, 2002.

      During Asyst’s fiscal year ended March 31, 2001, and during the subsequent interim period preceding the replacement of Arthur Andersen LLP, there was no disagreement between Asyst and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports. The audit reports of Arthur Andersen LLP on the consolidated financial statements of Asyst as of and for the fiscal year ended March 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was this opinion qualified or modified as to uncertainty, audit scope or accounting principles. A letter from Arthur Andersen LLP is attached hereto as Exhibit 16.1.

      During Asyst’s fiscal year ended March 31, 2001, and during the subsequent interim period preceding the replacement of Arthur Andersen LLP, Asyst did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Asyst’s financial statements.

PART III

Item 10	Directors and Executive Officers of the Registrant

      Information with respect to Directors and Executive Officers may be found in the Definitive Proxy Statement to be delivered to shareholders in connection with the solicitation of proxies for our Annual Meeting of Shareholders (the “Definitive Proxy Statement”). Such information is incorporated herein by reference.

Item 11	Executive Compensation

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 13	Certain Relationships and Related Transactions

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 14	Controls and Procedures

      Introduction. Rules promulgated under the Securities Exchange Act of 1934, as amended, (the “Act”) define “disclosure controls and procedures” to mean controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms (“Disclosure Controls”). New rules promulgated under the Act define “internal control over financial reporting” to mean a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), including those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements (“Internal Controls”).

      We have designed our Disclosure Controls and Internal Controls to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based in part upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you that our control system will detect every error or instance of fraudulent conduct.

      Evaluation of Disclosure Controls. Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) are responsible for establishing and maintaining our Disclosure Controls. Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls as of a date within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that our Disclosure Controls are effective to provide reasonable assurances that our Disclosure Controls will meet their defined objectives.

      Changes in internal controls. During the period covered by this Annual Report on Form 10-K, we did not make any significant changes in our Internal Controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15     Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)(1) Index to Financial Statements

The Financial Statements required by this item are submitted in a separate section beginning on page 46 of this report.

   (2) Schedule II Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(b) Exhibits

Exhibit
Number	Description of Document

2.2(1)	Agreement and Plan of Merger and Reorganization among the Company, PSTI Merger SubAcquisition Corp., Progressive System Technologies, Inc., Advent International Investor 11, Envirotech Fund I and Global Private Equity Fund 11, dated as of June 2, 1999.
2.3(2)	Stock Purchase Agreement among the Company, Palo Alto Technologies, Inc., or PAT, the Shareholders of PAT and the option holders of PAT, dated August 27, 1999.
2.4(3)	Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999.
2.5(4)	Amended Agreement between the Company and MECS Corporation, dated March 23, 2000.
2.6(5)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among Asyst Technologies, Inc., Ramp Acquisition Corp., Advanced Machine Programming, Inc., New AMP LLC, Matlock Charles Rowe & Company and the Selling Shareholders.
2.7(6)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among Asyst Technologies, Inc., Tin Man Acquisition Corp., SemiFab, Inc. and certain principal shareholders of SemiFab.
2.8(7)	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2001, among Asyst Technologies, Inc., Gem Acquisition Corp., GW Associates, Inc. and John S. Ghiselli.
2.9(22)	Asset Purchase Agreement among Asyst Technologies, Inc., Asyst Connectivity Technologies, Inc. and Domain Logix Corporation, dated as of April 9, 2002.
2.10**	Asset Purchase Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.
3.1(8)	Amended and Restated Articles of Incorporation of the Company.
3.2(8)	Bylaws of the Company.
3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3.4(9)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.

Exhibit
Number	Description of Document

4.1(10)	Rights Agreement among the Company and Bank of Boston, N.A., as Right Agent, dated June 25, 1998.
4.2(1)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4.3(11)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4.4(11)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4.5(19)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 31, 2001.
10.1(8)	Form of Indemnity Agreement entered into between the Company and its directors and officers.
10.2(12)	Company’s 1993 Stock Option Plan and related form of stock option agreement.
10.3(8)	Company’s 1993 Employee Stock Purchase Plan and related offering document.
10.4(8)	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.
10.5(8)	Hewlett-Packard SMIF License Agreement dated June 6, 1984.
10.6(13)	Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
10.10(14)	Secured Promissory Note between the Company and Dennis Riccio, dated November 16, 1998.
10.11(14)	Secured Promissory Note between the Company and Dennis Riccio, dated February 1, 1999.
10.12(13)	Employment and Compensation Agreement between the Company and Mihir Parikh, dated April 1, 1999.
10.13(2)	Lease Agreement between Aetna Life Insurance Company and Hine Design, Incorporated, dated August 4, 1995.
10.14(2)	Industrial Space Lease Agreement between the Company and PEN Associates, dated November 13, 1995.
10.15(2)	Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc. dated November 20, 1995.
10.16(2)	Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.
10.17(2)	Industrial Space Lease Agreement between the Company and PEN Associates, dated December 14, 1997.
10.19(2)	Amendment to Lease Agreement between the Company and the Kato Road Partners, dated July 30, 1999.
10.20(2)	Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.
10.21(15)	Lease agreement between the Company and Exar Corporation, dated October 18, 1999.
10.22(16)	Employment Agreement between the Company and James C. Mitchener, Ph.D., dated March 28, 2000.
10.23(17)	Employment Agreement between the Company and Pat Boudreau, dated May 25, 2000.
10.24(17)	Master Lease between the Company and Lease Plan North America, Inc., dated June 30, 2000.
10.25(7)	Second Amended and Restated Participation Agreement among the Company, Lease Plan North America, Inc., ABN Amro Bank N.V., and Certain Other Banks and Financial Institutions, dated February 21, 2001.
10.26(7)	First Amendment to Second Amended and Restated Participation Agreement and Other Operative Documents and Termination of Certain Operative Documents, dated May 25, 2001.
10.27(7)	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.
10.28(11)*	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.

Exhibit
Number	Description of Document

10.29(11)*	Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.
10.30(11)*	Banking Consent & Agreement between MECS, K.K. and Tokai Bank, K.K. dated November 30, 1998, December, 6, 1999.
10.31(11)*	Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November, 14, 1994.
10.32(11)*	Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.
10.33(18)	Palo Alto Technologies, Inc. 1997 Stock Plan and related stock option agreement.
10.34(18)	Progressive System Technologies, Inc. 1995 Stock Option/ Stock Issuance Plan and related notice document.
10.35(19)	Employment Separation Agreement between the Company and Dennis Riccio dated February 28, 2002.
10.36(19)	Second Amended and Restated Secured Promissory Note between the Company and Dennis Riccio dated April 12, 2002.
10.37(19)	Amended and Restated Secured Promissory Note between the Company and Dennis Riccio dated April 12, 2002.
10.38(20)*	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.
10.39(20)*	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.
10.40(20)	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.
10.41(20)	Loan and Security Agreement between the Company and Comerica Bank — California, dated as of October 1, 2002.
10.42(20)	Amendment No. 1 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of November 8, 2002.
10.43(21)*	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.
10.44**	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.
16.1(23)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 2, 2002.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
99.1***	Certificate by the Chief Executive Officer and the Chief Financial Officer of the Company as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated June 30, 2003.

*	English translation of original document.

**	Confidential treatment has been requested for portions of this document.

***	This certification “accompanies” the Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 18, 1999, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to our Registration Statement on Form S-3/ A, File No. 333-89489, filed with the Securities Exchange Commission on October 29, 1999, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K/ A, filed with the Securities Exchange Commission on June 6, 2000, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-54924, filed with the Securities Exchange Commission on February 2, 2001, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-56068, filed with the Securities Exchange Commission on February 23, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities Exchange Commission on June 19, 2001, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities Exchange Commission on July 19,1993, and incorporated herein by reference.

(9)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities Exchange Commission on July 31, 2000, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 29, 1998, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities Exchange Commission on August 14, 2001, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to our Registration Statement on Form S-1, File No. 333-88246, filed with the Securities Exchange Commission on February 13, 1995, and incorporated herein by reference.

(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities Exchange Commission on July 19, 1995, and incorporated herein by reference.

(14)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Securities Exchange Commission on August 16, 1999, and incorporated herein by reference.

(15)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed with the Securities Exchange Commission on February 14, 2000, and incorporated herein by reference.

(16)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities Exchange Commission on June 29, 2000, and incorporated herein by reference.

(17)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities Exchange Commission on August 14, 2000, and incorporated herein by reference.

(18)	Previously filed as an Exhibit to our Registration Statement on Form S-8, File No. 333-94619, filed with the Securities Exchange Commission on January 13, 2000, and incorporated herein by reference.

(19)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities Exchange Commission on June 28, 2002, and incorporated herein by reference.

(20)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities Exchange Commission on November 12, 2002, and incorporated herein by reference.

(21)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed with the Securities Exchange Commission on February 11, 2003, and incorporated herein by reference.

(22)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-97227, filed with the Securities Exchange Commission on July 29, 2002, and incorporated herein by reference.

(23)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on April 4, 2002, and incorporated herein by reference.

      (c) Reports on Form 8-K.

The Registrant filed a report on Form 8-K on February 13, 2003 regarding the sale of its wafer and reticle carrier product lines to Entegris, Inc. that was amended on February 26, 2003 to include unaudited pro forma financial information in connection with such sale.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of Asyst Technologies, Inc.

      In our opinion, the consolidated financial statements as of March 31, 2003 and 2002 and for the years then ended listed in the index appearing under Item 15(a)(1) on page 41 present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and its subsidiaries at March 31, 2003 and March 31, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the March 31, 2003 and March 31, 2002 information in the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 41 presents fairly, in all material respects, the information set forth therein for the years ended March 31, 2003 and March 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated statements of operations, of shareholders’ equity and of cash flows of Asyst Technologies, Inc. for the year ended March 31, 2001, prior to the revisions described in Notes 2 and 12, and the March 31, 2001 financial statement schedule information were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated April 27, 2001.

      As discussed in Note  2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on April 1, 2002.

      As discussed above, the consolidated statements of operations, of shareholders’ equity and of cash flows of Asyst Technologies, Inc. for the year ended March 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of April 1, 2002. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for the year ended March 31, 2001 in Note 2 are appropriate. As described in Note 12, these financial statements have been revised to include certain segment disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We audited the disclosures described in Note 12. In our opinion, the disclosures for the year ended March 31, 2001 in Note 12 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the year ended March 31, 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the year ended March 31, 2001 taken as a whole.

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 29, 2003

      THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP DID NOT CONSENT TO THE USE OF THIS REPORT IN THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE FISCAL 2003 FORM 10-K OR ANY PREVIOUSLY FILED REGISTRATION STATEMENTS.

      THE FOLLOWING REPORT DOES NOT EXTEND TO THE REVISIONS DESCRIBED IN NOTES 2 AND 12 OF THE FISCAL 2003 FORM 10-K. PRICEWATERHOUSECOOPERS LLP HAVE AUDITED THE DISCLOSURES DESCRIBED IN NOTES 2 AND 12 OF THE CONSOLIDATED FINANCIAL STATEMENTS OF THE FISCAL 2003 FORM 10-K.

      DISCLOSURES IN NOTES 15 AND 13 REFERENCED IN THE FIRST PARAGRAPH ARE NOT PRESENTED IN THE CONSOLIDATED FINANCIAL STATEMENTS OF THE FISCAL 2003 FORM 10-K BECAUSE THE PERIODS COVERED BY THESE NOTES ARE NOT PRESENTED IN THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE FISCAL 2003 FORM 10-K. IN ADDITION, THE REPORTS OF THE OTHER AUDITORS REFERENCED IN THE FIRST PARAGRAPH ARE NOT INCLUDED BECAUSE THE PERIODS COVERED BY THESE REPORTS ARE NOT PRESENTED IN THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE FISCAL 2003 FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Asyst Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Asyst Technologies, Inc. (a California corporation) and subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated balance sheet of MECS Corporation (a Japanese corporation) and subsidiaries (MECS), a company acquired on March 23, 2000 in a transaction accounted for using the purchase method of accounting, as discussed in Note 15. Such balance sheet is included in the consolidated balance sheet of the Company as of March 31, 2000 and reflects total assets of 12 percent (before giving effect to purchase accounting). We also did not audit the consolidated statement of operations, shareholders’ equity and cash flows of Progressive System Technologies, Inc. (a Texas corporation) and subsidiary (PST) for the year ended December 31, 1998. PST was acquired on June 2, 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 13. Such statements are included in the consolidated financial statements of the Company and reflect total revenues of 10 percent of the consolidated statement of operations for the year ended March 31, 1999. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for PST and MECS, is based solely upon the report of the other auditors.

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

      As discussed in Note 2 to the consolidated financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Accounting Bulletin No. 101 (SAB 101) Revenue Recognition in Financial Statements .

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

ARTHUR ANDERSEN LLP

San Jose, California

April 27, 2001

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,214	$74,577
Restricted cash and cash equivalents	3,088	5,052
Short-term investments	—	5,000
Accounts receivable, net of allowances for doubtful accounts of $4,880 and $4,198 at March 31, 2003 and 2002, respectively	74,878	28,307
Inventories	22,204	39,296
Deferred tax asset	—	33,906
Prepaid expenses and other	10,317	14,618

Total current assets	206,701	200,756

Property and equipment, net	24,295	34,399
Deferred tax asset	200	30,294
Goodwill	65,505	—
Intangible assets, net	76,862	29,901
Other assets	21,662	32,180
Assets of discontinued operations	—	16,885

	$395,225	$344,415

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$17,976	$16,707
Current portion of long-term debt and finance leases	1,273	1,076
Accounts payable	36,527	9,193
Accounts payable-related party	8,500	—
Accrued liabilities and other	50,572	46,819
Deferred revenue	2,130	4,367

Total current liabilities	116,978	78,162

LONG-TERM LIABILITIES:
Long-term debt and finance leases, net of current portion	114,812	90,331
Deferred tax liability	23,754	6,478
Other long-term liabilities	12,754	317
Liabilities of discontinued operations	—	4,190

Total long-term liabilities	151,320	101,316

COMMITMENTS AND CONTINGENCIES (see Note 13):
MINORITY INTEREST	58,893	—

SHAREHOLDERS’ EQUITY
Common stock, no par value Authorized shares—300,000,000
Outstanding shares—38,412,031 and 35,864,658 shares at March 31, 2003 and 2002, respectively	332,569	297,197
Deferred stock-based compensation	(3,992)	(2,846)
Accumulated deficit	(265,248)	(129,379)
Accumulated other comprehensive income (loss)	4,705	(35)

Total shareholders’ equity	68,034	164,937

Total liabilities, minority interest and shareholders’ equity	$395,225	$344,415

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,

	2003	2002	2001

	(In thousands, except per share data)
NET SALES	$259,495	$183,234	$491,542
COST OF SALES	184,443	142,306	305,796

Gross profit	75,052	40,928	185,746

OPERATING EXPENSES:
Research and development	40,059	39,010	44,263
Selling, general and administrative	74,175	76,262	90,435
Amortization of acquired intangible assets	14,051	7,078	6,963
Restructuring charges	7,019	8,163	979
Asset impairment charges	15,519	40,499	—
In-process research & development of acquired businesses	7,832	2,000	—

Total operating expenses	158,655	173,012	142,640

Operating income (loss)	(83,603)	(132,084)	43,106

OTHER INCOME (EXPENSE):
Gain on sale of wafer & reticle carrier products	28,420	—	—
Interest income	1,058	3,586	4,924
Interest expense	(6,100)	(5,088)	(497)
Other income (expense)	(1,876)	(1,954)	(772)

Other income (expense), net	21,502	(3,456)	3,655

Income (loss) before provision for (benefit from) income taxes, minority interest, discontinued operations & cumulative effect of change in accounting principle	(62,101)	(135,540)	46,761
PROVISION FOR (BENEFIT FROM) INCOME TAXES	57,335	(38,026)	17,229
MINORITY INTEREST	(4,663)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(114,773)	(97,514)	29,532
DISCONTINUED OPERATIONS, net of income tax	(21,096)	(51,403)	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(135,869)	(148,917)	29,532
Cumulative effect of change in accounting principle, net of tax benefit of $1,326.	—	—	(2,506)

NET INCOME (LOSS)	$(135,869)	$(148,917)	$27,026

	Fiscal Year Ended March 31,

	2003	2002	2001

	(In thousands, except per share data)
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(3.06)	$(2.76)	$0.90
Discontinued operations, net of income tax	(0.56)	(1.45)	—
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.08)

Basic net income (loss) per share	$(3.62)	$(4.21)	$0.82

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$(3.06)	$(2.76)	$0.85
Discontinued operations, net of income tax	(0.56)	(1.45)	—
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.07)

Diluted net income (loss) per share	$(3.62)	$(4.21)	$0.78

SHARES USED IN THE PER SHARE CALCULATION:
Basic	37,489	35,373	32,697

Diluted	37,489	35,373	34,928

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock		Deferred	Earnings	Other	Total
			Stock-Based	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Compensation	Deficit)	Income (Loss)	Equity

	(In thousands, except share data)
BALANCE, MARCH 31, 2000.	31,957,090	240,594	$—	$(7,488)	$—	$233,106
Issuance of common stock under employee stock option and employee stock purchase plans	568,380	4,631	—	—	—	4,631
Tax benefit realized from activity in employee stock option plans	—	4,970	—	—	—	4,970
Shares awarded to Board of Directors and employees	4,720	326	—	—	—	326
Stock issued in acquisition of AMP	1,081,261	19,000	—	—	—	19,000
Stock issued in acquisition of SemiFab	990,892	13,404	—	—	—	13,404
Net income	—	—	—	27,026	—
Comprehensive income	—	—	—	—	—	27,026

BALANCE, MARCH 31, 2001.	34,602,343	282,925	—	19,538	—	302,463
Issuance of common stock under employee stock option and employee stock purchase plans	800,656	2,568	—	—	—	2,568
Employee and non-employee stock-based compensation	10,396	553	—	—	—	553
Stock issued in acquisition of GW	451,263	8,000	—	—	—	8,000
Deferred stock-based compensation related to the acquisition of GW	—	3,151	(3,151)		—	—
Amortization of deferred stock-based compensation related to the acquisition of GW	—	—	305	—	—	305
Net loss	—	—	—	(148,917)	—
Foreign currency translation	—	—	—	—	(35)
Comprehensive loss	—	—			—	(148,952)

BALANCE, MARCH 31, 2002.	35,864,658	297,197	(2,846)	(129,379)	(35)	164,937
Issuance of common stock under employee stock option and employee stock purchase plans	767,955	6,068	—	—	—	6,068
Stock issued in acquisition of GW	841,308	16,000	—	—	—	16,000
Stock issued in acquisition of DLC	434,398	7,955	—	—	—	7,955
Stock issued in SemiFab settlement	249,880	1,618	—	—	—	1,618
Deferred stock-based compensation related to acquisition of DLC and others	304,327	5,919	(5,919)	—	—	—
Non-employee stock-based compensation	—	680	—	—	—	680
Amortization of deferred stock-based compensation	—	—	1,905	—	—	1,905
Reversal of deferred stock-based compensation due to cancellations	(50,495)	(2,868)	2,868	—	—	—
Net loss	—	—	—	(135,869)	—
Foreign currency translation	—	—	—	—	4,740
Comprehensive loss	—	—	—	—	—	(131,129)

BALANCE, MARCH 31, 2003.	38,412,031	$332,569	$(3,992)	$(265,248)	$4,705	$68,034

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,

	2003	2002	2001

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(135,869)	$(148,917)	$27,026
Less: Loss from discontinued operations	21,096	51,403	—

Net income (loss) from continuing operations	(114,773)	(97,514)	27,026
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax benefit of $1,326.	—	—	2,506
Depreciation and amortization	30,833	17,311	16,424
Restructuring charges	2,161	6,638	—
Asset impairment charges	15,519	40,499	—
Gain on sale of wafer and reticle carrier products	(28,420)	—	—
Minority interest in net loss in consolidated subsidiary	(4,663)	—	—
Stock-based compensation	2,585	553	326
Provision for doubtful accounts	488	1,155	2,279
Provision for excess inventories	4,536	12,810	16,457
In-process research and development costs	7,832	2,000	—
Deferred tax asset, net	59,247	(37,026)	433
Tax benefit realized from activity in employee stock option plans	—	—	4,970
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,534)	45,042	(1,975)
Inventories	23,518	15,421	(34,635)
Prepaid expenses and other assets	5,387	715	(1,911)
Accounts payable, accrued liabilities and deferred revenue	15,803	(32,926)	(950)

Net cash provided by (used in) operating activities	16,519	(25,322)	30,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(37,077)	(49,350)
Sale or maturity of short-term investments	5,000	35,077	139,800
Purchase of restricted cash equivalents and short-term investments	(35,500)	(57,652)	(52,500)
Sale or maturity of restricted cash equivalents and short-term investments	37,464	105,100	—
Purchase of property and equipment	(9,064)	(10,339)	(17,918)
Proceeds from sale of wafer and reticle carrier products	34,186	—	—
Net cash used in acquisitions	(51,131)	(3,613)	(28,995)

Net cash provided by (used in) investing activities	(19,045)	31,496	(8,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	25,000	—	—
Payments on short-term loans	(629)	(47,048)	—
Proceeds (principal payments) on long-term debt and finance leases	(620)	83,765	(4,507)
Issuance of common stock	6,068	2,568	4,631

Net cash provided by financing activities	29,819	39,285	124

Effect of exchange rate changes on cash and cash equivalents	2,744	(625)	—

Net cash provided by continuing operations	30,037	44,834	22,111

Net cash used in discontinued operations	(8,400)	(5,006)	—

INCREASE IN CASH AND CASH EQUIVALENTS	21,637	39,828	22,111
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	74,577	34,749	12,638

CASH AND CASH EQUIVALENTS, END OF YEAR	$96,214	$74,577	$34,749

Supplemental disclosures:
Cash paid during the year for interest	$5,961	$4,125	$636
Cash paid (received) during the year for income taxes, net of refunds	(7,535)	(1,590)	11,064
Stock issued to acquire DLC	13,511	—	—
Stock issued to acquire GW	16,000	8,000	—
Stock issued in SemiFab settlement	1,618	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization of the Company

      The accompanying consolidated financial statements include the accounts of Asyst Technologies, Inc. (“Asyst” or the “Company”), which was incorporated in California on May 31, 1984, our subsidiaries and our majority-owned joint venture. We develop, manufacture, sell and support integrated automation systems for the semiconductor (chip) and flat panel display (FPD) manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and protect their investment in fragile materials and work-in-process.

      In October 2002, we purchased a 51 percent interest in Asyst Shinko, Inc. (“ASI” or “Asyst Shinko”), a Japanese corporation.

      In May 2002, Asyst Connectivity Technologies, Inc.(“ACT”), our wholly-owned subsidiary, purchased substantially all of the assets of domainLogix Corporation, (“DLC”), a Delaware corporation.

      In May 2001, we acquired 100 percent of the common stock of GW Associates, Inc. (“GW”), a California corporation.

      In February 2001, we acquired 100 percent of the common stock of Advanced Machine Programming, Inc. (“AMP”), a Delaware corporation and manufacturer of precision parts.

      In February 2001, we acquired 100 percent of the common stock of SemiFab, Inc. (“SemiFab”), a Delaware corporation and manufacturer of environmental control equipment and a contract manufacturer.

      In fiscal 2000, we acquired a majority ownership percentage of MECS, a Japanese engineering and robotics manufacturing company, and in fiscal 2003 our ownership percentage increased 2.1 percent to 98.9 percent. MECS is now merged into AJI, our wholly-owned subsidiary.

      The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Consolidated Statements of Operations and of Cash Flows for each of the years in the three year period ended March 31, 2003 include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the consolidated financial statements.

2.     Significant Accounting Policies

Basis of Preparation

      The accompanying consolidated financial statements include the accounts of Asyst and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Minority shareholder’s interest represents the minority shareholders proportionate share of the net assets and results of operations of our majority-owned subsidiary, ASI. The AMP and SemiFab businesses are accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from our results of continuing operations for all periods presented. Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the year ended March 31, 2003.

      We have an accumulated deficit of $265.2 million at March 31, 2003 and we have generated losses in fiscal 2003 and 2002. We may incur additional operating losses in the future. Failure to generate sufficient revenue or reduce certain discretionary spending could have a material adverse affect on our ability to achieve our intended business objectives. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for the next twelve months.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, obsolescence of inventory, cost of product warranties, recoverability of depreciable assets, intangibles and deferred tax assets and the adequacy of acquisition-related and restructuring reserves. Although we regularly assess these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

Foreign Currency Translation

      Our subsidiaries located in Japan operate using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income.

      All other foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

Cash and Cash Equivalents

      We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

Restricted Cash and Cash Equivalents

      Restricted cash and cash equivalents represent amounts that are restricted as to their use in accordance with Japanese debt agreements.

      Restricted cash and cash equivalents by security type are as follows (dollars in thousands):

	March 31,

	2003	2002

CASH	$3,088	$4,552
CASH EQUIVALENTS:
Institutional money market funds debt securities	—	500

Total	$3,088	$5,052

Short-term Investments

      As of March 31, 2002, our short-term investments consisted of liquid debt investments with maturities, at the time of purchase, greater than three months and less than one year. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, have not been material to date. The cost of debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2003. The cost of investments sold is based on specific identification. We do not intend to hold individual securities for greater than one year.

      Short-term investments by security type are as follows (dollars in thousands):

	March 31,

	2003	2002

U.S. corporate debt securities	$—	$5,000

Total	$—	$5,000

Fair Value of Financial Instruments

      The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At March 31, 2003, the carrying amount of long-term debt, including current portion, was $116 million, and the estimated fair value was $70.0 million. At March 31, 2002, the carrying amount was $91.4 million and the estimated fair value was $115.9 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables and temporary and long-term cash investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of our revenues. We regularly monitor the creditworthiness of our customers and believe that we have adequately provided for exposure to potential credit losses.

      We had one, zero and zero customers that accounted for more than 10 percent of sales for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consisted of the following (dollars in thousands):

	March 31,

	2003	2002

Raw materials	$8,448	$22,492
Work-in-process and finished goods	13,756	16,804

Total	$22,204	$39,296

      During the year ended March 31, 2003, we outsourced the majority of our remaining manufacturing to Solectron Corporation (“Solectron”). As part of the arrangement, Solectron purchased $20 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. In October 2003, we may be obligated to repurchase any of this inventory that is not used by Solectron in manufacturing our products. On an ongoing basis we may be obligated to acquire inventory purchased by Solectron based on our forecasts and not used timely under terms of the outsourcing agreement.

      In fiscal 2003, we recorded a reserve of $4.5 million for estimated excess and obsolete inventory held by us or Solectron.

Goodwill and Other Intangible Assets

      We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or “SFAS 142”, in the first quarter of fiscal 2003. Based on criteria set out in SFAS No. 142, we reclassified $3.0 million of assets previously classified as intangible assets to goodwill. Intangible assets subject to amortization are being amortized over the following estimated useful lives using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, five to ten years; and licenses and patents, ten years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. In connection with the DLC acquisition in May 2002, we recorded goodwill of $2.1 million. In connection with the ASI acquisition in October 2002, we recorded goodwill of $62.6 million.

      We completed an annual goodwill impairment test in the third quarter of fiscal 2003. The first step of the test identifies if an impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. As a result of the test, a goodwill impairment expense of $2.1 million was recognized. To determine the amount of the impairment, we estimated the fair value of our reporting segments that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. During fiscal 2003, an impairment expense of $6.2 million was recognized for acquired technology and $0.1 million was recognized for customer base, based upon our projection of significantly reduced future cash flows of ACT.

      Goodwill and other intangible impairment charges are included in “Asset Impairment Charges” on Consolidated Statements of Operations.

      Goodwill and intangible assets were as follows (dollars in thousands):

	March 31, 2003			March 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$57,294	$9,963	$47,331	$18,752	$7,673	$11,079
Customer base and other intangible assets	32,691	8,920	23,771	17,112	5,135	11,977
Licenses and patents	7,770	2,010	5,760	8,390	1,545	6,845

Total	$97,755	$20,893	$76,862	$44,254	$14,353	$29,901

Unamortized intangible assets:
Goodwill	$65,505	$—	$65,505	$—	$—	$—

      Amortization expense was $14.1 million, $7.1 million and $7.0 million for the years ended March 31, 2003, 2002 and 2001, respectively.

      Expected future intangible amortization expense, based on current balances for the following fiscal years is as follows (dollars in thousands):

Fiscal Years:
2004	$19,746
2005	19,746
2006	18,746
2007	14,325
2008 and beyond	4,299

      The changes in the carrying amount of goodwill for the year ended March 31, 2003 are as follows (dollars in thousands):

	Fab
	Automation	AMHS	Total

Balance at March 31, 2002	$—	$—	$—
Reclassification upon adoption of SFAS 142	2,954	—	2,954
Acquisitions	2,100	62,551	64,651
Impairment charges	(2,100)	—	(2,100)

Balance at March 31, 2003	$2,954	$62,551	$65,505

      To facilitate comparison with prior periods, the following table shows net income (loss) before cumulative effect of change in accounting principle, if goodwill was not amortized for those periods (dollars in thousands):

	Fiscal Years Ended
	March 31,

	2002	2001

Income (loss) before cumulative effect of change in accounting principle — as reported	$(148,917)	$29,532
Add: Goodwill amortization	1,806	3,457

Income (loss) before cumulative effect of change in accounting principle — pro forma	$(147,111)	$32,989

Basic earnings (loss) per share
Income (loss) before cumulative effect of change in accounting principle — as reported	$(4.21)	$0.90
Add: Goodwill amortization per share	0.05	0.11

Income (loss) before cumulative effect of change in accounting principle — pro forma	$(4.16)	$1.01

Diluted earnings (loss) per share
Income (loss) before cumulative effect of change in accounting principle — as reported	$(4.21)	$0.85
Add: Goodwill amortization per share	0.05	0.09

Income (loss) before cumulative effect of change in accounting principle — pro forma	$(4.16)	$0.94

Property and Equipment

      Property and equipment are recorded at cost or in the case of property and equipment purchased through corporate acquisitions at fair value based upon the allocated purchase price on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (or over the lease term if it is shorter for leasehold improvements) which range from two to five years. Depreciation expense was $16.7 million, $10.2 million and $9.0 million for the years ended March 31, 2003, 2002 and 2001, respectively. Property and equipment consist of the following (dollars in thousands):

	Fiscal Years Ended
	March 31,

	2003	2002

Land	1,875	1,875
Buildings	6,724	6,699
Leasehold Improvements	11,697	12,418
Machinery and equipment	25,660	26,324
Office equipment, furniture and fixtures	32,371	30,222

Sub-total	78,327	77,538
Less accumulated depreciation	(54,032)	(43,139)

Total	24,295	34,399

Impairment of Long-lived Assets

      We evaluate the recoverability of our long-lived tangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of (“SFAS No. 144”).” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets are based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair valueless costs to sell.

Warranty Reserve

      We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty accrual (dollars in millions):

Amount

Balance at March 31, 2002	$4,689
Reserve assumed in acquisition of ASI	2,552
Reserve for warranties issued during the period	4,147
Settlements made (in cash or in kind)	(3,827)

Balance, March 31, 2003	$7,561

Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Deferred revenue consists primarily of product shipments creating legally enforceable receivables that did not meet Asyst’s revenue recognition policy in compliance with SAB 101. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

      During the year ended, March 31, 2001, we recorded a non-cash charge of $2.5 million, net of an income tax benefit of $1.3 million or a loss of $0.07 per diluted share, to reflect the cumulative effect of the change in accounting principle, as of the beginning of the year, in accordance with the guidance provided in SAB 101. Revenue of $5.0 million resulting in this charge was fully recognized during the year ended March 31, 2001.

      Prior to the year ended March 31, 2001, our revenue policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

      We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. We treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We intend to disclose material changes in our financial results that result from changes in estimates. Unbilled receivables relating to long-term contracts were $17.4M at March 31, 2003 and are included in accounts receivable.

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

Contract Loss Reserve

      We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We recorded loss reserves from ASI totaling approximately $2.0 million for contracts entered into prior to the acquisition date. These loss reserves are included in the purchase accounting for ASI. At March 31, 2002, we had a loss reserve of approximately $2.0 million.

Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The following table presents our comprehensive income (loss) items (in thousands):

	Year Ended March 31,

	2003	2002	2001

Net income (loss), as reported	$(135,869)	$(148,917)	$27,026
Foreign currency translation adjustments	4,740	(35)	—

Comprehensive income (loss)	$(131,129)	$(148,952)	$27,026

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

      Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share (in thousands, except per share data):

	Income (Loss)	Shares	Per Share
	Numerator	(Denominator)	Amount

For Year Ended March 31, 2001
Basic earnings per share
Net income	27,026	32,697	$0.82

Common shares issuable upon exercise of stock options using the treasury method	—	2,231

Diluted earnings per share

Net income	27,026	34,928	$0.78

      The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	March 31

	2003	2002	2001

Restricted stock	53	43	—
Stock options	2,347	2,387	—
Convertible notes	5,682	4,262	—

Total	8,082	6,692	—

Stock-Based Compensation

      We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and comply with the disclosure provisions of Statement of Financial Accounting Standards, (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument.

      We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and value awards using the Black Scholes option pricing model as of the date at which the non-employees performance is complete. We recognize the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.

      Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances been determined based on the fair value at the grant date for awards in fiscal years 2003, 2002 and 2001 consistent with the provision of SFAS No. 123, and SFAS No. 148, our net loss for 2003 and 2002 would have increased and our net income for 2001 decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended March 31,

	2003	2002	2001

Net income (loss) — as reported	$(135,869)	$(148,917)	$27,026
Add: stock-based compensation expense included in reported net income (loss)	2,585	858	326
Less: Pro forma stock-based compensation expense if we adopted FAS No. 123	(20,566)	(13,861)	(13,509)

Net income (loss) — pro forma	$(153,850)	$(161,920)	$13,843

Basic earnings (loss) per share — as reported	$(3.62)	$(4.21)	$0.82

Basic earnings (loss) per share — pro forma	$(4.10)	$(4.52)	$0.42

Diluted earnings (loss) per share — as reported	$(3.62)	$(4.21)	$0.78

Diluted earnings (loss) per share — pro forma	$(4.10)	$(4.52)	$0.40

New Accounting Standards

      In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 discontinues amortization of goodwill and intangible assets deemed to have indefinite lives. In addition, SFAS No. 142 includes provisions regarding: (1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets as set forth in SFAS No. 141, “Business Combinations”; (2) the reassessment of the useful lives of existing intangibles; and (3) the testing for impairment of goodwill and other intangibles. We adopted SFAS No. 142 during the quarter ended June 30, 2002.

      In July 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 in fiscal 2003. The adoption of SFAS No. 143 did not have a significant impact on our consolidated financial statements.

      In October 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for impairment of long-lived assets. SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Division of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 in the first quarter of fiscal 2003.

      In June 2002 the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue No. 94-3”). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of EITF Issue No. 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We adopted SFAS No. 146 during the quarter ended March 31, 2003. The adoption of SFAS No. 146 to date has not had a significant impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

      We, as permitted under California law and in accordance with our Bylaws, have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

      Our sales agreements indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any claim.

      Prior to December 31, 2002, we guaranteed certain lease payments with respect to equipment and real estate of our Japanese subsidiary as disclosed in Note 9. We have not recorded a liability for the amount of our guarantee.

      As more fully described in Note 11, we are contingently liable to provide funding for plan benefits under a pension plan of Asyst Shinko. Our consolidated financial statements include an accrued benefit liability of $12.1 million at March 31, 2003.

      These pension obligations are included in the Shinko Electric Co., Ltd., (“Shinko”), pension plan. Under certain remote circumstances including bankruptcy and inability to pay by Shinko, we may have to assume up to $200 million of pension obligations. We have not recorded a liability for this as it is considered remote.

      In November 2002 the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 to date has not had a significant impact on our consolidated financial statements.

      In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended March 31, 2003 and will adopt the interim disclosure provisions for our financial reports for the quarter ending June 30, 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our consolidated financial statements.

      In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN No. 46 to date has not had a significant impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

3.     Acquisitions

Asyst Shinko Inc. (ASI)

      On October 16, 2002, we established a joint venture with Shinko, called Asyst Shinko, Inc. (“ASI”). The joint venture develops, manufactures and markets Shinko’s market-leading Automated Materials Handling Systems (“AMHS”) with principal operations in Tokyo and Ise, Japan. Under terms of the agreement, Asyst acquired 51 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees. The consolidated financial statements for the year ended March 31, 2003 include the results of ASI from the date of acquisition. We believe ASI has a strong presence in the 300mm AMHS and flat panel display markets. We believe that ASI, in addition to Asyst’s FasTrack AMHS solution, provides us an opportunity to benefit from growth opportunities in the

300mm generation of the AMHS business. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141.

      A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. We are amortizing developed technology over a period of five years and the customer base and trademarks over a period of three years, using the straight-line method, with a weighted-average life of 4.4 years. The balance of the excess purchase price was recorded as goodwill. A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid	$65,700
Transaction costs	1,796

Total consideration	67,496
Total Enterprise Value	132,345

Fair value of net assets acquired	744

Excess of consideration over fair value of net assets acquired	$131,601

Allocation of excess consideration to identifiable intangible assets and goodwill:
Developed technology	44,500
Customer base and other intangible assets	18,800
In-process research and development	5,750
Goodwill	62,551

Total intangible assets and goodwill	$131,601

      The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS No. 141. The $62.6 million of goodwill arising from the acquisition is not deductible for tax purposes. We acquired $5.8 million of in-process research and development as part of the acquisition. The in-process research and development costs were expensed in fiscal 2003.

      Minority interest of $58.9 million was recorded at March 31, 2003 representing the minority interest of 49 percent of the fair value of ASI at the time of acquisition and the proportionate share of net income (loss) and cumulative translation adjustment for the year ended March 31, 2003.

      The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands).

Cash and cash equivalents	$15,200
Other current assets	54,537
Property and equipment	3,332
Other assets	782
Current liabilities	(32,797)
Deferred tax liabilities	(26,586)
Pension and other long-term liabilities	(13,724)

Net assets acquired	$744

      The following pro-forma consolidated results of operations are presented as if the acquisition of ASI had been made at April 1, 2001 (unaudited; dollars in thousands, except per share amounts). The ASI results included in the pro forma consolidated results of operations are based on the estimated carve-out of ASI from the consolidated results of Shinko for the periods prior to the acquisition. Due to the difficulty and costs to restate the historic information from Japan Generally Accepted Accounting Principles (GAAP) to US

GAAP, the Shinko results were prepared in accordance with Japan GAAP which differs from US GAAP. The principle difference between US and Japan GAAP relates to the application of percentage of completion revenue recognition. While such differences may be significant in any one period the pro forma information below is deemed to be directionally correct and therefore useful. Additionally, Shinko allocated certain costs to ASI and these allocations may not be reflective of the costs to ASI to provide such activities on a stand-alone basis.

	Year Ended	Year Ended
	March 31, 2003	March 31, 2002

Net sales	$309,002	$280,163

Net income	$(133,547)	$(144,886)

Basic earnings (loss) per share	$(3.57)	$(4.10)

Diluted earnings (loss) per share	$(3.57)	$(4.10)

      As part of the acquisition, we assumed pension related obligations. In addition, as certain pension obligations are included in the former owner of ASI’s pension plan, under certain remote circumstances including bankruptcy and inability to pay by Shinko, we may have to assume up to $200 million of pension obligations. No recognition of this amount has been recorded to date as it is considered remote.

domainLogix (“DLC”)

      In May 2002, ACT, a wholly-owned subsidiary of Asyst, purchased substantially all of the assets of DLC, a developer of next-generation software for tool communication and a provider of a variety of consulting, development and integration services to customers. Prior to this acquisition, we owned approximately seven percent of the outstanding shares of DLC. The results of ACT reflect the acquisition of DLC’s assets from the purchase date. The DLC assets were acquired for $2.2 million of cash, $1.0 million of liabilities assumed, and 468,796 shares of Asyst common stock valued at $8.0 million. In addition, there were acquisition costs of $0.4 million and certain former employees of DLC, upon acceptance of employment with ACT received grants totaling 304,327 shares of Asyst common stock, to vest over four years based on continued employment with ACT. The stock grants are valued at approximately $5.7 million, based on their intrinsic value at the date of grant. Assets acquired include $768,000 of receivables and $40,000 of fixed assets. The majority of the purchase price was recorded as goodwill and intangible assets, including in-process research and development. We recorded the value of intangible assets as follows (dollars in thousands):

Amortizable intangible assets	$7,615
Goodwill	2,100
In-process research and development	2,082

      Comparative pro forma information reflecting the acquisition of DLC’s assets has not been presented because the operations of DLC were not material to our financial statements.

GW Associates, Inc. (GW)

      On May 22, 2001 we acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of our common stock valued at $8.0 million and a note for $16.0 million. The note was paid in May 2002 in 841,308 shares of common stock. The note payable was paid in shares of common stock in fiscal 2003. The acquisition was accounted for using the purchase method of accounting. Accordingly the results of GW have been combined with ours since the date of acquisition. Approximately $26.5 million of the purchase price, in excess of the net assets of $4.5 million acquired, was allocated to intangible assets. These intangible assets consist of in-process research and development, developed technology, installed customer base, assembled workforce, trade name, and the excess purchase price of the net assets acquired. Because there can be no assurance that we will be able to successfully complete the associated products or that the technology has any alternative future use, $2.0 million of such in-

process research and development was charged as an expense during fiscal 2002. The remaining intangible assets are being amortized over three to six years.

      Comparative pro forma information reflecting the acquisition of GW has not been presented because the operations of GW are not material to our consolidated financial statements.

4.     Restructuring Charges

      Restructuring charges and related utilization for the fiscal years ended March 31, 2003, 2002 and 2001 were (dollars in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facility	Impairment	Total

Balance, March 31, 2000	—	—	—	—
Additional accruals	$540	$439	—	$979
Non-cash related utilization	(540)	(439)	—	(979)

Balance, March 31, 2001	—	—	—	—
Additional accruals	4,278	3,685	$200	8,163
Non-cash related utilization	—	(781)	—	(781)
Amounts paid in cash	(3,537)	(472)	—	(4,009)

Balance, March 31, 2002	741	2,432	200	3,373
Additional accruals	2,125	2,733	2,161	7,019
Non-cash related utilization	(331)	(214)	(2,077)	(2,622)
Amounts paid in cash	(2,244)	(1,334)	(92)	(3,670)

Balance, March 31, 2003	$291	$3,617	$192	$4,100

      In the quarter ended December 31, 2002, we recorded an excess facility charge of $1.1 million reflecting revised estimates of future sublease income. We also recorded severance charges of $0.7 million resulting from headcount reductions of 52 employees, including manufacturing, sales, research and development and administrative staff. We also recorded a fixed asset impairment charge of $0.7 million for assets to be disposed of due to headcount reductions and vacating facilities. In the quarter ended September 30, 2002, we recorded severance charges of $0.8 million and contractual obligations of $0.6 million as a result of workforce reduction measures affecting approximately 24 employees and a manufacturing outsourcing agreement whereby approximately 191 employees joined Solectron. The workforce reduction affected employees in manufacturing, sales, research and development and administration. An additional charge of $1.6 million relates to excess facilities that we have under lease but have abandoned as a result of the manufacturing outsourcing agreement. We also recorded a fixed asset impairment charge of $1.5 million for assets that will not be used as we consolidate facilities and integrate certain programs into a joint venture.

      In fiscal 2002, non-recurring restructuring charges were recorded resulting from our plan to shut down some of our manufacturing and service locations, outsource some of our manufacturing activities and consolidate the remainder of our domestic manufacturing in Fremont California, as well as to reduce our workforce due to economic conditions. These charges include approximately $3.9 million in write-downs of assets and reserves for lease commitments, net of estimated sublease income that we expect to generate from the vacated facilities, and severance costs of approximately $4.3 million related to reductions in force of approximately 435 employees or 29 percent of our workforce.

      In the fourth quarter of fiscal 2001, in response to a decrease in net sales and new orders, we incurred $0.5 million charge relating to the reduction in workforce by 149 regular full-time employees and approximately 150 temporary employees primarily in Fremont, California. In addition, we recorded $0.5 million relating to closing a small manufacturing facility in Japan.

      We expect to utilize the remaining balance, primarily unused leased facilities, over the following three fiscal years. All remaining accrual balances are expected to be settled in cash.

5.	Asset Impairment Charges

      During fiscal 2003, we completed a periodic goodwill impairment analysis. As a result, we determined that impairment charges of $8.4 million were required because the forecasted undiscounted cash flows were less than the book values of certain businesses. The charges relate to goodwill and intangible assets recorded in connection with our acquisition of DLC. Based on similar analyses, goodwill impairment charges were also recorded in fiscal 2002 for $22.6 million. The charges were measured on the basis of comparison of estimated fair values with corresponding book values and relate to goodwill and intangible assets recorded in connection with previously acquired businesses.

      We own land in Fremont, California. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000, which was subsequently amended on February 21, 2001 and May 30, 2001. We purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our non-cancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. In total, $17.9 million were recorded in fiscal 2002 for land impairment charges. In fiscal 2003, we recorded an additional $7.1 million write-down based on our revised estimate of market value. We continue to classify the land as held for sale.

6.	Income Taxes

      The provision for (benefit from) income taxes is based upon income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of change in accounting principle as follows (dollars in thousands):

	Fiscal Year Ended March 31,

	2003	2002	2001

Domestic	$(57,557)	$(138,359)	$39,679
Foreign	(4,544)	2,819	7,082

	$(62,101)	$(135,540)	$46,761

      The provision for (benefit from) income taxes consisted of (dollars in thousands):

	Fiscal Year Ended March 31,

	2003	2002	2001

Current:
Federal	$—	$(2,443)	$16,674
State	80	80	861
Foreign	2,394	747	123

Total Current	2,474	(1,616)	17,658
Deferred
Federal	51,557	(32,330)	(12)
State	6,378	(4,080)	(417)
Foreign	(3,074)	—	—

Total Deferred	54,861	(36,410)	(429)
Total provision for (benefit from) income taxes	$57,335	$(38,026)	$17,229

      The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows (dollars in thousands):

	Fiscal Year Ended March 31,

	2003	2002	2001

Provision computed at Federal statutory rate	$(21,735)	$(47,439)	$16,366
State taxes, net of Federal benefit	(3,092)	(3,342)	2,287
Foreign income and withholding taxes in excess of statutory rate	718	(118)	569
In-process research and development	2,415	185	—
Non-deductible expenses and other	469	264	665
Foreign sales corporation benefit	—	—	(1,714)
Change in valuation allowance	78,560	—	(1,500)
Goodwill amortization	—	12,637	1,777
Tax exempt income	—	(213)	(1,221)

Provision for (benefit from) income taxes	$57,335	$(38,026)	$17,229

Effective income tax rate	92.3%	(28.1)%	37.0%

      The components of the net deferred tax assets (liabilities) are as follows (dollars in thousands):

	Fiscal Year Ended
	March 31,

	2003	2002

Net operating loss and credit carryforwards	$64,685	$36,151
Reserves and accruals	24,712	26,264
Foreign deferred tax asset (MECS)	7,898	10,791
Depreciation and amortization	2,551	2,918

Deferred tax asset	99,846	76,124
Intangibles	(27,933)	(6,478)

Deferred tax liability	(27,933)	(6,478)

Gross deferred tax asset	71,913	69,646
Valuation allowance for deferred tax assets	(95,670)	(11,924)

Net deferred tax asset (liability)	$(23,757)	$57,722

      We have a gross deferred tax asset of approximately $99.8 million, of which approximately $64.7 million related to net operating loss carryforwards and tax credits generated by us and our domestic subsidiaries, which expire at various dates through March 2023. In addition, as of March 31, 2003, $7.9 million of the deferred tax asset relates to pre-merger foreign net operating loss carryforwards of MECS which expire in 2005.

      Based on the available objective evidence, management believes that it is more likely than not that the deferred tax assets including the net operating losses, will not be fully realizable. Accordingly, we have provided a full valuation allowance against its deferred tax assets at March 31, 2003.

      A deferred tax liability was recorded as part of purchase accounting for the identifiable intangible assets acquired as part of the joint venture, ASI. Therefore, we have recorded a net deferred tax liability of approximately $23.8 million as of March 31, 2003.

7.     Sale of Wafer and Reticle Carrier Products

      In fiscal 2003 we sold our wafer and reticle carrier (WRC) products to Entegris for net proceeds of $34.2 million. As a result of this transaction, we recorded a gain on sale of $28.4 million.

      A summary of the transaction is as follows (dollars in thousands):

Gross proceeds	$38.8
Less: Transaction expenses	(4.6)
Net Book value of assets	(5.8)

Gain on sale	$28.4

      The wafer and reticle carrier products contributed revenues of $31.1 million, $28.9 million and $38.8 million in fiscal years 2003, 2002 and 2001, respectively.

8.     Discontinued Operations

      In fiscal 2003, our Board of Directors approved a plan to discontinue operations of our AMP and SemiFab subsidiaries. Accordingly, these businesses were classified as held for sale and accounted for as discontinued operations and, therefore, the results of operations and cash flows have been reclassified from our results of continuing operations to discontinued operations for all periods presented. We based our decision on an evaluation of, and decision to focus on our core business, concluding AMP and SemiFab were not critical to our long-term strategy. We completed the sale of each business at the end of fiscal 2003 and recorded a loss on sale of $5.9 million, which has been classified as part of the loss from discontinued operations on the Consolidated Statements of Operations.

      Summarized selected financial information for the discontinued operations is as follows (dollars in thousands):

	Year Ended March 31,

	2003	2002

Net sales	$12,227	$10,718

Loss before income taxes	(21,096)	(58,095)
Income taxes (benefit)	—	6,692

Net loss	$(21,096)	$(51,403)

      The loss before income taxes in fiscal 2003 includes a charge of approximately $1.6 million related to settlement of a contingent purchase adjustment with the former shareholders of SemiFab. The contingency was paid in shares of our common stock in the fourth quarter of fiscal 2003.

      The assets and liabilities of discontinued operations are stated separately as of March 31, 2002 on the statement of financial position and consist of (unaudited, in thousands):

	Year Ended
	March 31,

	2003	2002

Inventories	$—	$5,814
Property and equipment, net	—	3,967
Other assets	—	7,104
Accrued losses	—	—

Assets of discontinued operations	$—	$16,885

Liabilities of discontinued operations	$—	$4,190

9.     Debt

      We had $18.0 million and $16.7 million at March 31, 2003 and 2002, respectively, of short-term debt from banks in Japan. As of March 31, 2003, the interest rate ranged from 1.4 percent to 2.4 percent (interest rates ranged from 1.4 percent to 1.9 percent at March 31, 2002). Substantially all of this debt is guaranteed by collateralized assets and letters of guarantee.

      Long-term debt and finance leases consisted of the following (dollars in thousands):

	Year Ended March 31,

	2003	2002

Convertible subordinated notes	$86,250	$86,250
Line of credit	25,000	—
Secured straight bonds	4,075	4,508
Finance leases	760	649

Total long-term debt and finance leases	116,085	91,407
Less: Current portion of long-term debt and finance leases	(1,273)	(1,076)

Long-term debt and finance leases, net of current portion	$114,812	$90,331

      At March 31, 2003, maturities of all debt and finance leases, including current portion are as follows (dollars in thousands):

Fiscal Year Ending March 31,	Amount

2004	$1,273
2005	25,299
2006	116
2007	1,145
2008 and thereafter	88,252

$116,085

Convertible Subordinated Notes

      On July 3, 2001 we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization, are included in other assets. Issuance costs are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.5 and $0.4 million during the year ended March 31, 2003 and March 31, 2002, respectively.

Secured Straight Bonds

      We had $4.1 million and $4.5 million of secured straight bonds from a bank in Japan at March 31, 2003 and 2002, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.4 percent as of March 31, 2003 and 1.4 to 1.9 percent as of March 31, 2002 and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

Line of Credit

      We have a $25 million 2-year revolving credit agreement with a commercial bank and are required under the agreement to maintain compliance with financial covenants, including total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. We were in compliance with the covenants at March 31, 2003. The amount of the credit line available may change based on the amount of receivables held and reductions in the non-formulary piece of the credit line which is subject to periodic review and amendment.

10.     Common Stock

      As of March 31, 2003, the following shares of our common stock were available for issuance:

Employee Stock Option Plans	1,848,634
Employee Stock Purchase Plan	229,570

2,078,204

Stock Option Plans

      We have five stock option plans; the 1986 Employee Stock Option Plan (the “1986” plan), the 1993 Employee Stock Option Plan (the “93 Plan”), the 1993 Non-Employee Directors’ Stock Plan, the 2001 Non-Officer Equity Plan (“the 2001 Plan”) and the SemiFab Inc. 1993 Flexible Stock Incentive Plan (“ the SemiFab Plan”). Under all of our stock option plans, options are granted for ten year periods and become exercisable ratably over a vesting period of four years or as determined by the Board of Directors.

      The 1986 Plan was terminated in 1994, and there are no further stock options available for issuance.

      Under the 93 Plan, as amended, 13,837,269 shares of common stock are reserved for issuance. The 93 Plan provides for the grant of both incentive and non-qualified stock options to our key employees and consultants. In fiscal 2001, we began granting non-employee directors stock options pursuant to the 93 Plan. Under the 93 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date (85.0 percent for non-qualified options).

      The 1993 Non-Employee Directors’ Stock Plan was terminated in 1999, and there are no further stock options available for issuance.

      Under the 2001 Plan, adopted in January 2001, 2,100,000 shares of common stock are reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date.

      The SemiFab Plan was acquired with the acquisition of SemiFab in February 2001. In connection with our acquisition of SemiFab, options are no longer granted from the SemiFab plan and any options outstanding that were initially granted under the SemiFab Plan are exercisable into Asyst common stock.

      Activity in our stock option plans is summarized as follows (prices are weighted average prices):

	Fiscal Year Ended March 31,

	2003		2002		2001

	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	9,971,917	$12.76	8,194,290	$13.47	6,193,219	$11.13
Granted	2,144,023	10.62	3,716,432	11.83	3,536,097	22.30
Exercised	(525,269)	7.92	(560,954)	6.63	(435,576)	5.93
Cancelled	(2,380,610)	14.00	(1,377,851)	17.13	(1,099,450)	32.75

Options outstanding, end of year	9,210,061	$12.20	9,971,917	$12.76	8,194,290	$13.47

Exercisable, end of year	5,276,209	$11.59	4,498,458	$10.77	3,373,002	$8.89

      The following table summarizes the stock options as of March 31, 2003 (prices and contractual life are weighted averages):

	Options Outstanding
				Exercisable Options
		Remaining
Actual Range of	Number	Contractual		Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.0000 – $ 6.1900	1,469,053	6.52	$4.47	763,735	$3.96
6.5000 – 8.4800	1,630,505	5.75	7.07	1,417,812	6.94
9.1563 – 12.8125	1,472,608	6.50	10.56	1,091,119	10.65
12.9000 – 13.3125	1,509,005	8.51	12.95	524,250	12.99
13.4000 – 17.6800	1,566,963	8.14	14.87	644,055	14.76
17.8800 – 73.0647	1,561,927	7.16	22.84	835,238	24.07

	9,210,061	7.09	$12.20	5,276,209	$11.59

      The weighted-average grant date fair value of options during 2003, 2002 and 2001 was $10.25, $7.27 and $13.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001:

	Fiscal Year Ended
	March 31,

	2003	2002	2001

Risk-free interest rate	2.62	4.97	4.89
Expected term of option	4.30	4.73	4.80
Expected volatility	107%	76%	81%
Expected dividend yield	0%	0%	0%

Employee Stock Purchase Plan

      Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 1,900,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10 percent of an employee’s compensation, at a price not less than 85 percent of the market value of the stock on specified dates. During the years ended March 31, 2003, 2002 and 2001, 242,686, 239,702 and 132,804 shares, respectively, were issued under the plan. As of March 31, 2003, 1,670,430 shares had been purchased by employees under the Plan.

      The weighted-average stock purchases during 2003, 2002 and 2001 was $8.40, $11.14 and $15.42, respectively. The fair value of each stock purchase is on the date of purchase using the Black-Scholes model with the following weighted average assumptions used:

	Fiscal Year Ended
	March 31,

	2003	2002	2001

Risk-free interest rate	1.83	2.41	4.89
Expected term of option	0.50	0.50	0.50
Expected volatility	107%	76%	81%
Expected dividend yield	0%	0%	0%

11.     Pension Plans

Defined Benefit Plan

      Our joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law.

      The changes in the benefit obligations and plan assets for the plans described above were as follows (dollars in thousands):

Fiscal Year Ended
March 31, 2003

Change in benefit obligation:
Beginning benefit obligation	$—
Acquisitions	15,707
Service cost	308
Interest cost	154
Participant contributions	—
Actuarial (gain)/loss	—
Currency exchange rate changes	678
Benefits paid to plan participants	(321)

Ending benefit obligation	$16,526

Change in Plan Assets:
Beginning fair value of plan assets	$—
Acquisitions	3,387
Actual return on plan assets	(244)
Employer contributions	988
Currency exchange rate changes	167
Benefits paid to participants	(227)

Ending fair value of plan assets	$4,071

Funded Status:
Ending funded status	(12,455)
Unrecognized net transition obligation Unrecognized net actuarial (gain)/loss	313

Net amount recognized	(12,142)

Amounts Recognized in the Balance Sheet:
Prepaid pension cost	$—
Accrued benefit liability	(12,142)
Accumulated other comprehensive income	—

Net amount recognized	$(12,142)

      Economic assumptions used to determine the costs and benefit obligations for the pension plan at March 31, 2003 were as follows:

Discount rate	2.00%
Expected return on plan assets	3.00%
Rate of compensation increase	2.25%

      Asset return assumptions are required by generally accepted accounting principles and are derived, following actuarial and statistical methodologies, from the analysis of long-term historical data relevant to Japan where the plan is in effect, and the investment applicable to the plan. Plans are subject to regulation under local law which may directly or indirectly affect the types of investment that the plan may hold.

      The net periodic benefit cost for the plan included the following components (dollars in thousands):

Fiscal Year Ended
March 31, 2003

Company service cost	$308
Interest cost	154
Expected return on plan assets	(57)
Amortization of net transition obligatio	—
Amortization of unrecognized prior service cost	—
Amortization of unrecognized net (gain)/loss	—

Net periodic pension cost	$405

      At March 31, 2003, the plan’s accumulated benefit obligation of $14.2 million and the plan’s projected benefit obligation of $16.5 million exceed the plan assets of $4.1 million.

     Employee Savings and Retirement Plan

      We maintain a 401(k) retirement savings plan for our U.S. full-time employees. Participants in the 401(k) plan may contribute up to 15% of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. No contributions were made in fiscal years ended March 31, 2003 and 2002. Contributions and expenses in connection with this plan accounted for $0.1 million for the fiscal year ended March 31, 2001.

12.     Reportable Segments

      We have two reportable segments: Fab Automation and AMHS.

      Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software.

      AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

      We evaluate performance and allocate resources based on revenues and operating income (loss).

      Segment information is summarized as follows (dollars in millions):

	Fiscal Year Ended March 31,

	2003	2002	2001

Fab Automation:
Net sales	$213.1	$183.2	$491.5

Operating (loss)/income	$(66.9)	$(132.1)	$43.1

AMHS:
Net sales	$46.4	$—	$—

Operating (loss)/income	$(16.7)	$—	$—

Total:
Net sales	$259.5	$183.2	$491.5

Operating (loss)/income	$(83.6)	$(132.1)	$43.1

      We acquired 51 percent of ASI on October 16, 2002. Operating segment data includes results from ASI for the period from the effective date of the acquisition. Total operating loss is equal to consolidated loss from operations for the periods presented. We do not allocate other income (expense), net to individual segments.

      Net sales by geography were as follows (dollars in millions):

	Year Ended March 31,

	2003	2002	2001

United States	$90.5	$82.4	$192.3
Japan	48.0	45.6	102.8
Taiwan	47.0	20.3	98.3
Other Asia/ Pacific (excluding Japan and Taiwan)	51.1	16.6	58.3
Europe	22.9	18.3	39.8

Total	$259.5	$183.2	$491.5

      Property and equipment, net, by geographical location were as follows (dollars in thousands):

	Fiscal Year Ended
	March 31,

	2003	2002

United States	$12,133	$25,554
Japan	11,393	7,928
Other	769	917

Total	$24,295	$34,399

13.     Commitments

      We lease various facilities under non-cancelable finance and operating leases. At March 31, 2003, the future minimum commitments under these leases are as follows (dollars in thousands):

	Finance	Operating
Fiscal Year Ending March 31,	Lease	Lease

2004	$310	$6,024
2005	243	5,775
2006	123	3,518
2207	64	1,842
2008 and thereafter	53	1,885

Total	$793	$19,044

Less interest	33

Present value of minimum lease payments	760
Less: current portion of finance leases	304

Finance leases, net of current portion	$456

      Rent expense under our operating leases was approximately $5.5 million, $8.0 million and $7.5 million for the years ended March 31, 2003, 2002 and 2001, respectively.

14.     Contingencies

      On October 28, 1996 we filed suit against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ’421 patent”) and 4,974,166 (“the ’166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. We have since narrowed our case to the ’421 patent, and continue to seek monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. Defendants’ related declaratory judgment claims are also pending. The court held a claims construction hearing on September 30, 2002, and issued its claims construction ruling on February 28, 2003. The Court has since set a trial date of November 3, 2003. We believe our remaining claims are meritorious, and we intend to vigorously pursue this matter.

      On February 25, 2003, Mihir Parikh, our former Chief Executive Officer and Chairman of the Board, filed a demand for arbitration with the American Arbitration Association against us, alleging breach of his employment agreement, wrongful termination in violation of public policy, discrimination based on age, race and national origin, fraud and deceit, defamation and violation of the California Labor Code. On March 4, 2003, Dr. Parikh resigned as a member of the Company’s Board of Directors. On June 17, 2003, Dr. Parikh filed an amended demand for arbitration adding as respondents our Chief Executive Officer and Chairman of the Board, Stephen S. Schwartz, and three outside directors, Walter W. Wilson, Stanley J. Grubel and Anthony E. Santelli to all claims other than the breach of contract claim. Dr. Parikh seeks compensatory damages in excess of $2 million plus punitive damages and attorney’s fees. We deny Dr. Parikh’s allegations and intend to defend the action vigorously. The arbitration hearing is scheduled for early 2004.

      In July 2002, three former shareholders of SemiFab, Inc., a corporation that merged with a subsidiary of ours in February 2001, filed a complaint in San Benito County Superior Court against us claiming breach of contract, declaratory relief, conversion, constructive trust, and injunctive relief. The plaintiffs alleged that we failed to provide sufficient funding to SemiFab to make specified capital expenditures, as required by the merger agreement under which SemiFab was acquired. They further alleged that they were entitled to receive approximately 450,000 shares of our stock pursuant to the achievement of milestones on specified dates. The plaintiffs sought the shares of common stock, plus interest, attorney fees and other relief. We denied that we failed to fulfill our obligations under the merger agreement. Following mediation, we and the plaintiffs entered into a settlement agreement that disposed of the matter.

15.     Related Party Transactions

      At March 31, 2003, we held notes from two former employees and two current employees totaling $0.7 million. At March 31, 2002, we held notes from two former employees totaling $0.2 million and notes from four current employees totaling $0.9 million. Also at March 31, 2002, we held two notes receivable from a former executive officer totaling $0.8 million. These two notes were paid off in fiscal 2003. One other note was transferred in connection with the sale of a business. Approximately $0.3 million and $0.6 million of the notes receivable are secured by deeds of trust on certain real property and/or pledged securities of Asyst owned by the employees and are included in other assets at March 31, 2003 and March 31, 2002, respectively.

      In April 2003 Asyst Shinko acquired the AMHS portion of Shinko Technologies, Inc. from Shinko, our 49% joint venture partner. Shinko Technologies provided service and support to Shinko customers in the United States of America. The acquired subsidiary was named Asyst Shinko America. The purchase price of approximately $2.3 million was based on the estimated fair value of assets less liabilities acquired.

      Our majority owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At March 31, 2003, significant balances due from and owed to Shinko were (dollars in thousands):

Accounts and notes receivable from Shinko	$391
Accounts payable due to Shinko	$(8,500)
Accrued liabilities due to Shinko	$(755)

      In addition, ASI purchased various administrative and IT services from Shinko in order to provide for an orderly transition. During the year ended March 31, 2003, sales to and purchases from Shinko were (dollars in thousands):

Sales	$203
Material purchases	$3,285
Services purchased	$4,421

SCHEDULE II

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance	to/			Balance
	Beginning	Recovery			End
	of Year	of Expenses	Deductions	Acquired	of Year

	(In thousands)
Accounts Receivable:
Reserve for doubtful accounts, March 31, 2001	$2,809	$2,279	($1,533)	$240	$3,795
Reserve for doubtful accounts, March 31, 2002	$3,795	$1,155	($787)	$35	$4,198
Reserve for doubtful accounts, March 31, 2003	$4,198	$488	($1,160)	$1,354	$4,880
Inventory:
Reserve for excess and obsolete inventory, March 31, 2001	$11,763	$16,457	($101)	—	$28,119
Reserve for excess and obsolete inventory, March 31, 2002	$28,119	$12,810	($8,225)	—	$32,704
Reserve for excess and obsolete inventory, March 31, 2003	$32,704	$4,536	($31,342)	—	$5,898

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

Date: June 30, 2003

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN S. SCHWARTZ Stephen S. Schwartz	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2003

/s/ GEOFFREY G. RIBAR Geoffrey G. Ribar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2003

/s/ P. JACKSON BELL P. Jackson Bell	Director	June 30, 2003

/s/ STANLEY GRUBEL Stanley Grubel	Director	June 30, 2003

/s/ ROBERT A. MCNAMARA Robert A. McNamara	Director	June 30, 2003

/s/ ANTHONY E. SANTELLI Anthony E. Santelli	Director	June 30, 2003

/s/ WALTER W. WILSON Walter W. Wilson	Director	June 30, 2003

/s/ TSUYOSHI KAWANISHI Tsuyoshi Kawanishi	Director	June 30, 2003

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, Stephen S. Schwartz, certify that:

      1.     I have reviewed this annual report on Form 10-K of Asyst Technologies, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ STEPHEN S. SCHWARTZ

Stephen S. Schwartz,
President and Chief Executive Officer

CERTIFICATION OF SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

I, Geoffrey G. Ribar, certify that:

      1.     I have reviewed this annual report on Form 10-K of Asyst Technologies, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ GEOFFREY G. RIBAR

Geoffrey G. Ribar,
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.2(1)	Agreement and Plan of Merger and Reorganization among the Company, PSTI Merger SubAcquisition Corp., Progressive System Technologies, Inc., Advent International Investor 11, Envirotech Fund I and Global Private Equity Fund 11, dated as of June 2, 1999.
2	.3(2)	Stock Purchase Agreement among the Company, Palo Alto Technologies, Inc., or PAT, the Shareholders of PAT and the option holders of PAT, dated August 27, 1999.
2	.4(3)	Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999.
2	.5(4)	Amended Agreement between the Company and MECS Corporation, dated March 23, 2000.
2	.6(5)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among Asyst Technologies, Inc., Ramp Acquisition Corp., Advanced Machine Programming, Inc., New AMP LLC, Matlock Charles Rowe & Company and the Selling Shareholders.
2	.7(6)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among Asyst Technologies, Inc., Tin Man Acquisition Corp., SemiFab, Inc. and certain principal shareholders of SemiFab.
2	.8(7)	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2001, among Asyst Technologies, Inc., Gem Acquisition Corp., GW Associates, Inc. and John S. Ghiselli.
2	.9(22)	Asset Purchase Agreement among Asyst Technologies, Inc., Asyst Connectivity Technologies, Inc. and Domain Logix Corporation, dated as of April 9, 2002.
2	.10**	Asset Purchase Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.
3	.1(8)	Amended and Restated Articles of Incorporation of the Company.
3	.2(8)	Bylaws of the Company.
3	.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3	.4(9)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4	.1(10)	Rights Agreement among the Company and Bank of Boston, N.A., as Right Agent, dated June 25, 1998.
4	.2(1)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4	.3(11)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4	.4(11)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4	.5(19)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 31, 2001.
10	.1(8)	Form of Indemnity Agreement entered into between the Company and its directors and officers.
10	.2(12)	Company’s 1993 Stock Option Plan and related form of stock option agreement.
10	.3(8)	Company’s 1993 Employee Stock Purchase Plan and related offering document.
10	.4(8)	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.
10	.5(8)	Hewlett-Packard SMIF License Agreement dated June 6, 1984.
10	.6(13)	Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
10	.10(14)	Secured Promissory Note between the Company and Dennis Riccio, dated November 16, 1998.
10	.11(14)	Secured Promissory Note between the Company and Dennis Riccio, dated February 1, 1999.
10	.12(13)	Employment and Compensation Agreement between the Company and Mihir Parikh, dated April 1, 1999.
10	.13(2)	Lease Agreement between Aetna Life Insurance Company and Hine Design, Incorporated, dated August 4, 1995.

Exhibit
Number		Description of Document

10	.14(2)	Industrial Space Lease Agreement between the Company and PEN Associates, dated November 13, 1995.
10	.15(2)	Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc. dated November 20, 1995.
10	.16(2)	Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.
10	.17(2)	Industrial Space Lease Agreement between the Company and PEN Associates, dated December 14, 1997.
10	.19(2)	Amendment to Lease Agreement between the Company and the Kato Road Partners, dated July 30, 1999.
10	.20(2)	Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.
10	.21(15)	Lease agreement between the Company and Exar Corporation, dated October 18, 1999.
10	.22(16)	Employment Agreement between the Company and James C. Mitchener, Ph.D., dated March 28, 2000.
10	.23(17)	Employment Agreement between the Company and Pat Boudreau, dated May 25, 2000.
10	.24(17)	Master Lease between the Company and Lease Plan North America, Inc., dated June 30, 2000.
10	.25(7)	Second Amended and Restated Participation Agreement among the Company, Lease Plan North America, Inc., ABN Amro Bank N.V., and Certain Other Banks and Financial Institutions, dated February 21, 2001.
10	.26(7)	First Amendment to Second Amended and Restated Participation Agreement and Other Operative Documents and Termination of Certain Operative Documents, dated May 25, 2001.
10	.27(7)	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.
10	.28(11)*	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.
10	.29(11)*	Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.
10	.30(11)*	Banking Consent & Agreement between MECS, K.K. and Tokai Bank, K.K. dated November 30, 1998, December, 6, 1999.
10	.31(11)*	Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November, 14, 1994.
10	.32(11)*	Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.
10	.33(18)	Palo Alto Technologies, Inc. 1997 Stock Plan and related stock option agreement.
10	.34(18)	Progressive System Technologies, Inc. 1995 Stock Option/ Stock Issuance Plan and related notice document.
10	.35(19)	Employment Separation Agreement between the Company and Dennis Riccio dated February 28, 2002.
10	.36(19)	Second Amended and Restated Secured Promissory Note between the Company and Dennis Riccio dated April 12, 2002.
10	.37(19)	Amended and Restated Secured Promissory Note between the Company and Dennis Riccio dated April 12, 2002.
10	.38(20)*	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.
10	.39(20)*	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.
10	.40(20)	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.
10	.41(20)	Loan and Security Agreement between the Company and Comerica Bank — California, dated as of October 1, 2002.

Exhibit
Number		Description of Document

10	.42(20)	Amendment No. 1 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of November 8, 2002.
10	.43(21)*	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.
10	.44**	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.
16	.1(23)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 2, 2002.
21.1		Subsidiaries of the Company.
23.1		Consent of Independent Accountants, PricewaterhouseCoopers LLP.
99	.1***	Certificate by the Chief Executive Officer and the Chief Financial Officer of the Company as required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted) (the Sarbanes-Oxley Act of 2002), dated June 30, 2003.

*	English translation of original document.

**	Confidential treatment has been requested for portions of this document.

***	This certification “accompanies” the Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 18, 1999, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to our Registration Statement on Form S-3/ A, File No. 333-89489, filed with the Securities Exchange Commission on October 29, 1999, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K/ A, filed with the Securities Exchange Commission on June 6, 2000, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-54924, filed with the Securities Exchange Commission on February 2, 2001, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-56068, filed with the Securities Exchange Commission on February 23, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities Exchange Commission on June 19, 2001, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities Exchange Commission on July 19,1993, and incorporated herein by reference.

(9)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities Exchange Commission on July 31, 2000, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 29, 1998, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities Exchange Commission on August 14, 2001, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to our Registration Statement on Form S-1, File No. 333-88246, filed with the Securities Exchange Commission on February 13, 1995, and incorporated herein by reference.

(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities Exchange Commission on July 19, 1995, and incorporated herein by reference.

(14)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Securities Exchange Commission on August 16, 1999, and incorporated herein by reference.

(15)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, filed with the Securities Exchange Commission on February 14, 2000, and incorporated herein by reference.

(16)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities Exchange Commission on June 29, 2000, and incorporated herein by reference.

(17)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities Exchange Commission on August 14, 2000, and incorporated herein by reference.

(18)	Previously filed as an Exhibit to our Registration Statement on Form S-8, File No. 333-94619, filed with the Securities Exchange Commission on January 13, 2000, and incorporated herein by reference.

(19)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities Exchange Commission on June 28, 2002, and incorporated herein by reference.

(20)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities Exchange Commission on November 12, 2002, and incorporated herein by reference.

(21)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed with the Securities Exchange Commission on February 11, 2003, and incorporated herein by reference.

(22)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-97227, filed with the Securities Exchange Commission on July 29, 2002, and incorporated herein by reference.

(23)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on April 4, 2002, and incorporated herein by reference.