Form 10-Q
period 2003-06-30
ASYST TECHNOLOGIES INC /CA/
filed 2003-08-12
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission File number 000-22430

ASYST TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

California	94-2942251
(State or other jurisdiction	(IRS Employer identification No.)
of incorporation or organization)

48761 Kato Road, Fremont, California 94538
(Address of principal executive offices, including zip code)

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 31, 2003 was 39,245,636.

ASYST TECHNOLOGIES, INC.

Page No.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets — June 30, 2003 and March 31, 2003	3
Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2003 and June 30, 2002	4
Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2003 and June 30, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
Part II. Other Information
Item 1. Legal Proceedings	35
Item 6. Exhibits and Reports on Form 8-K	35
Signatures	37
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit Index

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30,	March 31,
	2003	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,116	$96,214
Restricted cash	3,178	3,088
Accounts receivable, net of allowance for doubtful accounts of $4,976 and $4,880 at June 30, 2003 and March 31, 2003, respectively	69,729	74,878
Inventories	17,671	22,204
Prepaid expenses and other	12,367	10,317

Total current assets	176,061	206,701

Property and equipment, net	23,381	24,295
Goodwill	65,876	65,505
Intangible assets, net	71,859	76,862
Other assets	17,111	21,862

Total assets	$354,288	$395,225

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$20,183	$17,976
Current portion of long-term debt and finance leases	1,251	1,273
Accounts payable	29,877	36,527
Accounts payable-related party	5,115	8,500
Accrued liabilities and other	59,514	50,572
Deferred revenue	1,595	2,130

Total current liabilities	117,535	116,978

LONG-TERM LIABILITIES:
Long-term debt and finance leases, net of current portion	114,640	114,812
Deferred tax liability	22,080	23,754
Other long-term liabilities	12,257	12,754

Total long-term liabilities	148,977	151,320

MINORITY INTEREST	56,707	58,893

SHAREHOLDERS’ EQUITY
Common stock	334,027	332,569
Deferred stock-based compensation	(3,998)	(3,992)
Accumulated deficit	(302,624)	(265,248)
Accumulated other comprehensive income	3,664	4,705

Total shareholders’ equity	31,069	68,034

Total liabilities, minority interest and shareholders’ equity	$354,288	$395,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	June 30,	June 30,

	2003	2002

NET SALES	$45,268	$51,865
COST OF SALES	40,824	35,310

Gross profit	4,444	16,555

OPERATING EXPENSES:
Research and development	9,624	10,292
Selling, general and administrative	17,605	16,539
Amortization of acquired intangible assets	4,785	1,650
Restructuring charges	4,363	—
Asset impairment charges	6,853	—
In-process research and development of acquired business	—	2,500

Total operating expenses	43,230	30,981
Operating loss	(38,786)	(14,426)
OTHER INCOME (EXPENSE):
Interest income and other income (expense)	749	(408)
Interest expense	(1,674)	(1,297)

Other income (expense), net	(925)	(1,705)

Loss before benefit from income taxes, minority interest and discontinued operations	(39,711)	(16,131)
BENEFIT FROM INCOME TAXES	(1,380)	(4,033)
MINORITY INTEREST	(955)	—

LOSS FROM CONTINUING OPERATIONS	(37,376)	(12,098)
DISCONTINUED OPERATIONS, net of income tax	—	(1,360)

NET LOSS	$(37,376)	$(13,458)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.97)	$(0.33)
Discontinued operations, net of income tax	—	(0.04)

Net loss	$(0.97)	$(0.37)

SHARES USED IN THE PER SHARE CALCULATION – basic and diluted	38,475	36,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	June 30,	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,376)	$(13,458)
Less: Loss from discontinued operations	—	1,360

Net loss from continuing operations	(37,376)	(12,098)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,441	5,077
Asset impairment charges	6,853	—
Minority interest in net loss in consolidated subsidiary	(955)	—
Stock-based compensation	595	383
Provision for doubtful accounts	—	(276)
Provision for excess inventories	2,098	—
In-process research and development of acquired business	—	2,500
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,969	(9,637)
Inventories	2,750	4,912
Prepaid expenses and other assets	(3,297)	(5,006)
Accounts payable, accrued liabilities and deferred revenue	(5,281)	9,536

Net cash used in operating activities	(21,203)	(4,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(9,000)
Sale or maturity of short-term investments	—	—
Purchase of restricted cash and cash equivalents and short-term investments	(90)	(12,500)
Sale or maturity of restricted cash and cash equivalents and short-term investments	—	13,394
Purchase of property and equipment	(1,239)	(3,627)
Net cash used in acquisitions	(1,165)	—

Net cash used in investing activities	(2,494)	(11,733)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	1,890
Net proceeds from short-term loans	2,013	—
Net proceeds from long-term debt and finance leases	—	106
Issuance of common stock	857	3,303

Net cash provided by financing activities	2,870	5,299

Effect of exchange rate changes on cash and cash equivalents	(2,271)	456

Net cash used in continuing operations	(23,098)	(10,587)

Net cash provided by discontinued operations	—	698

DECREASE IN CASH AND CASH EQUIVALENTS	(23,098)	(9,889)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,214	74,577

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,116	$64,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION OF THE COMPANY:

     The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc., Asyst, which was incorporated in California on May 31, 1984, our subsidiaries and our majority-owned joint venture. We develop, manufacture, sell and support integrated automation systems, primarily for the semiconductor and secondarily for the flat panel display, or FPD, manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and protect their investment in fragile materials and work-in-process.

     In April 2003, our majority-owned joint venture, Asyst Shinko, Inc., or ASI, acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American Automated Material Handling Systems, or AMHS, customers from Shinko Electric, Inc. ASI renamed this subsidiary Asyst Shinko America, or ASAM.

     In October 2002, we purchased a 51 percent interest in ASI, a Japanese corporation.

     In May 2002, Asyst Connectivity Technologies, Inc., or ACT, our wholly-owned subsidiary, purchased substantially all of the assets of domainLogix Corporation, or DLC, a Delaware corporation.

     The above transactions were accounted for using the purchase method of accounting. Accordingly, our Condensed Consolidated Statements of Operations and of Cash Flows for the periods ended June 30, 2003 and June 30, 2002 include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which we consider necessary for the fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. All significant intercompany accounts and transactions have been eliminated. Minority shareholder’s interest represents the minority shareholder’s proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the quarter ended June 30, 2003. We close our books on the last Saturday of each quarter and thus the actual date of the quarter-end, June 28, 2003, is different from the month-end dates used throughout this Form 10-Q report. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2003 included in our Annual Report on Form 10-K. The Advanced Machine Programming, Inc., or AMP, and SemiFab, Inc., or SemiFab, businesses were sold in March 2003 and were accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from our results of continuing operations for all periods presented.

     New Accounting Standards

     In November 2002 the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of

EITF Issue No. 00-21 on our consolidated financial statements.

     In January 2003 the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN No. 46 to date has not had a significant impact on our consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

     Restricted Cash

     Restricted cash represents amounts that are restricted as to its use in accordance with Japanese debt agreements.

     Inventories

     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2003	2003

Raw materials	$12,129	$8,448
Work-in-process and finished goods	5,542	13,756

Total	$17,671	$22,204

     During the year ended March 31, 2003, we outsourced the majority of our remaining manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. In October 2003, we may be obligated to repurchase any of this inventory that is not used by Solectron in manufacturing our products. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron based on our forecasts and not used timely under terms of the outsourcing agreement. As of June 30, 2003, our best estimate of the inventory expenses for our obligation to repurchase inventory at Solectron has been accrued.

     Goodwill and Intangible Assets, net

     Intangible assets subject to amortization are being amortized over the following estimated useful lives using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, five to ten years; and licenses and patents, ten years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. For the ASI acquisition in October 2002, a goodwill of $62.6 million was recorded. In connection with the ASAM acquisition in April 2003, ASI recorded goodwill of $0.4 million.

     We completed an annual goodwill impairment test in third quarter of fiscal 2003. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. As a result of the test, a goodwill impairment expense of $2.1 million was recognized. To determine the amount of the impairment, we estimated the fair value of our reporting segments that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. During fiscal 2003, an impairment expense of $6.2 million was recognized for acquired technology and $0.1 million was recognized for customer base, based upon our projection of significantly reduced future cash flows of ACT.

     Goodwill and intangible assets were as follows (in thousands):

	June 30, 2003			March 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$57,294	$12,740	$44,554	$57,294	$9,963	$47,331
Customer lists and other intangible assets	32,691	10,914	21,777	32,691	8,920	23,771
Licenses and patents	7,654	2,126	5,528	7,770	2,010	5,760

Total	$97,639	$25,780	$71,859	$97,755	$20,893	$76,862
Unamortized intangible assets:
Goodwill	$65,876	$—	$65,876	$65,505	$—	$65,505

     Amortization expense was $4.8 million for the quarter ended June 30, 2003 and $1.7 million for the quarter ended June 30, 2002.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2004 and for the following fiscal years is as follows (in thousands):

Fiscal Years:
Remainder of 2004	$14,961
2005	19,746
2006	18,746
2007	14,325
2008 and beyond	4,081

     The changes in the carrying amount of goodwill for the quarter ended June 30, 2003 are as follows (in thousands):

	Fab Automation	AMHS	Total

Balance at March 31, 2003	$2,954	$62,551	$65,505
Acquisitions	—	376	376
Foreign currency translation	—	(5)	(5)

Balance at June 30, 2003	$2,954	$62,922	$65,876

     Warranty Reserve

     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty accrual (in thousands):

Amount

Balance at March 31, 2003	$(7,561)
Accruals for warranties issued during the period	406
Settlements made (in cash or in kind)	(1,148)

Balance, June 30, 2003	$(6,819)

     Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Deferred revenue consists primarily of product shipments creating legally enforceable receivables that did not meet our revenue recognition policy in compliance with SAB 101. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

     We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. We treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We intend to disclose material changes in our financial results that result from changes in estimates. Under this accounting policy, we are obligated to recognize revenues on work-in-process inventory prior to invoicing, and in some instances prior to shipment to the customer. Receivable balances that have not yet been invoiced to the customer, but where revenue has been recognized, were $25.6 million and $17.4 million at June 30, 2003 and March 31, 2003, respectively, and are included in accounts receivable on the condensed consolidated balance sheets.

     We account for software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” Revenue for integration software work is recognized on a percentage of completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

     Contract Loss Reserve

     We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We recorded loss reserves from ASI totaling approximately $2.0 million for contracts entered into prior to the acquisition date. These loss reserves are included in the purchase accounting for ASI. We had a loss reserve of approximately $2.0 million both at June 30, 2003 and March 31, 2003.

     Loss Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding, while diluted earnings per share is computed using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method and the conversion of the redeemable convertible preferred stock. For periods for which there is a net loss, the number of shares used in the computation of diluted earnings (loss) per share are the same as those used for the computation of basic earnings (loss) per share as the inclusion of dilutive securities would be anti-dilutive.

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Restricted stock	53	43
Stock options	694	1,881
Convertible notes	5,682	5,682

Total	6,429	7,606

     Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income (loss) and reflected instead in equity. The following table presents our comprehensive loss items (in thousands):

	Three Months Ended
	June 30,
	2003	2002

Net loss, as reported	$(37,376)	$(13,458)
Foreign currency translation adjustments	(1,041)	(6,391)

Comprehensive loss	$(38,417)	$(19,849)

     Stock-Based Compensation

     We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument.

     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF ) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and value awards using the Black Scholes option pricing model as of the date at which the non-employees performance is complete. We recognize the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.

     Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances to employees been determined based on the fair value at the grant date for the awards, our net loss for the three months ended June 30, 2003 and 2002 would have increased as indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,

	2003	2002

Net loss – as reported	$(37,376)	$(13,458)
Add: stock-based compensation expense included in reported net loss	595	383
Less: stock-based compensation expenses determined under fair value based method for all awards	(3,705)	(4,774)

Net loss – pro forma	$(40,486)	$(17,849)

Basic and diluted net loss per share – as reported	$(0.97)	$(0.37)

Basic and diluted net loss per share – pro forma	$(1.05)	$(0.49)

3. RESTRUCTURING CHARGES:

     Restructuring charges and related utilization for the quarter ended June 30, 2003 were (in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	$470	$4,207	$—	$4,677

     We incurred restructuring charges of $4.4 million during the quarter ended June 30, 2003, consisting primarily of severance costs from a reduction in workforce in April 2003. As a result of these restructuring activities, we terminated the employment of approximately 196 employees, including 80 in manufacturing, 34 in research and development and 82 in selling, general and administration, from our domestic operations as well as international operations. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds. We anticipate additional restructuring charges during the second and third quarters of fiscal 2004 as we complete the workforce reductions and outsourcing of manufacturing in Japan.

     We expect to utilize the remaining balance, primarily unused leased facilities, over the following three fiscal years. All remaining accrual balances are expected to be settled in cash.

4. ASSET IMPAIRMENT CHARGES:

     We own land in Fremont, California, which we are currently marketing for sale. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004 we recorded a $6.9 million write-down based on our latest estimate of market value as supported by a pending sale agreement. The prospective buyer deposited $1.0 million of the purchase price in July 2003, and these proceeds will be forfeited to us if the purchase is not completed.

5. INCOME TAXES:

     Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS No. 109, requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods and existing contracts or sales backlog that will result in future profits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of current losses, difficult industry conditions and revised downward future projections a review was undertaken at September 30, 2002, and we concluded that it was appropriate to establish a full valuation allowance for our domestic net deferred tax assets. In addition, we expect to continue to provide a full valuation allowance on future domestic tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets. Deferred tax assets are recognized to the extent realizable related to our Japanese operations. A tax benefit has been recognized in the three months ended June 30, 2003 as we expect to have net income in Japan for the 12-month period ended March 31, 2004.

6. REPORTABLE SEGMENTS:

We have two reportable segments: Fab Automation and AMHS. Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. We began tracking AMHS as a reportable segment with the acquisition of ASI in the third quarter of fiscal 2003.

     Segment information is summarized as follows (in millions):

	Three Months Ended June 30,

	2003	2002

Fab Automation Products:
Net Sales	$23.6	$51.9

Operating loss	$(35.5)	$(14.4)

AMHS:
Net Sales	$21.7	$—

Operating loss	$(3.3)	$—

Total:
Net Sales	$45.3	$51.9

Operating loss	$(38.8)	$(14.4)

     Our net sales by geography, including local revenues recorded at our foreign locations, were as follows (in millions):

	Three Months Ended June 30,
Geographic Region	2003	2002

North America	$10.4	$22.2
Taiwan	6.3	11.0
Japan	15.6	7.7
Other Asia/Pacific	7.6	6.2
Europe	5.4	4.8

Total	$45.3	$51.9

7. DISCONTINUED OPERATIONS:

     In August 2002, our Board of Directors approved a plan to discontinue operations of our AMP and SemiFab subsidiaries. Accordingly, these businesses were accounted for as discontinued operations and, therefore, the results of operations and cash flows were reclassified from our results of continuing operations to discontinued operations for all periods presented. We based the decision to discontinue these operations on an evaluation of, and decision to focus on our core business, concluding AMP and SemiFab were not critical to our long-term strategy. We completed the sale of each business in March 2003.

     Summarized selected financial information for discontinued operations in the quarter ended June 30, 2002 is as follows (in thousands):

Three Months
Ended
June 30,

2002

Net sales	$4,038
Loss before income taxes	(1,360)
Income taxes (benefit)	—

Net loss	$(1,360)

8. ACQUISITIONS

     ASYST SHINKO AMERICA (ASAM)

     In April 2003, ASI acquired the portion of Shinko Technologies, Inc., a subsidiary of Shinko Electric, Inc., that provided ongoing support to ASI’s North American AMHS customers. Shinko Electric owns 49 percent of ASI. ASI renamed this subsidiary Asyst Shinko America (ASAM). The total purchase price, net of cash acquired, was approximately $1.2 million. A summary of assets acquired and liabilities assumed follows (in thousands):

Accounts receivable, net	$820
Inventories	315
Property and equipment, net	286
Other assets	30
Current liabilities	(662)

Net assets acquired	789
Goodwill	376

Net cash paid	$1,165

     ASAM provides ongoing service to customers who installed ASI’s AMHS solution. As such, there is no in-process research and development activity at ASAM. The acquisition was made to provide better support to North American AMHS customers. We believe the purchase price reasonably reflects the fair value of the business based on estimates of future revenues and earnings.

     Comparative pro forma information reflecting the acquisition of ASAM has not been presented because the operations of ASAM were not material to our financial statements.

     ASYST-SHINKO INC. (ASI)

     On October 16, 2002, we established a joint venture with Shinko Electric Co., Ltd., or Shinko, called ASI. The joint venture develops, manufactures and markets Shinko’s market-leading AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the agreement, Asyst acquired 51 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees. The consolidated financial statements for the period ended June 30, 2003 include the results of ASI for the quarter. We believe that ASI has a strong presence in the 300mm AMHS and flat panel display markets. We believe that ASI, in addition to Asyst’s FasTrack AMHS solution, provides us an opportunity to benefit from growth opportunities in the 300mm generation of the AMHS business. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141.

     A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. We amortize developed technology over a period of five years and the customer base and trademarks over a period of three years, using the straight-line method, with a weighted-average life of 4.4 years. The balance of the excess purchase price was recorded as goodwill. We are completing our final analysis of the acquisition and will record any remaining adjustments in the second quarter of fiscal year 2004. A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid	$65,700
Transaction costs	1,796

Total consideration	67,496
Total Enterprise Value	132,345

Fair value of net assets acquired	744

Excess of consideration over fair value of net assets acquired	$131,601

Allocation of excess consideration to identifiable intangible assets and goodwill:
Developed technology	44,500
Customer lists	18,800
In-process research and development	5,750
Goodwill	62,551

Total intangible assets and goodwill	$131,601

     The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS No. 141. The $62.6 million of goodwill arising from the acquisition is not deductible for tax purposes. We expensed $5.8 million of in-process research and development as part of the acquisition in the third quarter of fiscal 2003.

     Minority interest of $56.7 million was recorded at June 30, 2003 representing the minority interest of 49 percent of the fair value of ASI at the time of acquisition and the proportionate share of net income (loss) and cumulative translation adjustment for the periods since acquisition.

          The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and short-term investments	$15,200
Other current assets	54,537
Property plant and equipment	3,332
Other assets	782
Current liabilities	(32,797)

Deferred tax liabilities	(26,586)
Pension and other long-term liabilities	(13,724)

Net assets acquired	$744

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

9. DEBT

     On July 3, 2001, we completed the sale of $86.3 million of 5-3/4 percent convertible subordinated notes which provided us with aggregate proceeds of $82.9 million net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

     Asyst Japan Inc., or AJI, our Japanese subsidiary, had $20.2 and $18.0 million of short-term debt from banks in Japan at June 30, 2003 and March 31, 2003, respectively. The interest rate ranged from 1.4 percent to 2.4 percent as of June 30, 2003. AJI had secured straight bonds from a bank in Japan of $4.0 million at June 30, 2003. The bonds bore interest at rates ranging from 1.5 percent to 2.9 percent as of June 30, 2003 and mature in fiscal year 2008. Certain of AJI’s assets have been pledged as security for these secured straight bonds as well as for short-term debt. As of June 30, 2003, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling approximately $14.0 million. Additionally Asyst U.S. has provided letters of guarantee to financial institutions in Japan covering substantially all of AJI’s debts.

     We have, and have fully drawn down, a $25 million 2-year revolving credit agreement with a commercial bank and are required under the agreement to maintain compliance with financial covenants, including total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. We were not in compliance with the minimum consolidated tangible net worth and the total liabilities to tangible net worth covenants at June 30, 2003 as defined in the revolving credit agreement. We received a waiver of default from the lender with respect to compliance with these covenants at June 30, 2003. We are in the process of amending the financial covenants contained in the credit agreement. The amount of the credit line available may change based on the amount of receivables held and changes in the non-formulary piece of the credit line which is subject to periodic review and amendment. Based upon original maturities, this debt will be classified as short-term in October 2003.

10. RELATED PARTY TRANSACTIONS:

     At June 30, 2003, we held notes from two former employees and two current employees totaling $0.5 million. These notes receivable are secured by deeds of trust on certain real property and/or pledged securities of the Company owned by the employees and are included in other assets at June 30, 2003.

     Our majority owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. ASI purchased various administrative and IT services from Shinko. At June 30, 2003, significant balances owed (to) from Shinko were (in thousands):

Accounts and notes receivable from Shinko	$1,265
Accounts payable due to Shinko	$(5,115)
Accrued liabilities due to Shinko	$(578)

11. LEGAL PROCEEDINGS:

     On October 28, 1996 we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States

Patents Nos. 5,097,421 (“the ‘421 patent”) and 4,974,166 (“the ‘166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. We have since narrowed our case to the ‘421 patent, and we continue to seek monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. Defendants’ related declaratory judgment claims are also pending. The trial court held a claims construction hearing on September 30, 2002, and issued its claims construction ruling on February 28, 2003. We have filed motions seeking summary judgment of infringement and summary judgment against certain claims of invalidity and unenforceability brought by defendants. Defendants have filed motions seeking summary judgment of non-infringement and patent invalidity. The trial court is scheduled to hear these motions on September 22, 2003. The Court has set a trial date of November 3, 2003 for any matters not resolved by summary judgment. We believe the remaining claims are meritorious and intend to vigorously pursue this matter.

     On February 25, 2003, Mihir Parikh, our former Chief Executive Officer and Chairman of the Board, filed a demand for arbitration with the American Arbitration Association against us, alleging breach of his employment agreement, wrongful termination in violation of public policy, discrimination based on age, race and national origin, fraud and deceit, defamation and violation of the California Labor Code. On March 4, 2003, Dr. Parikh resigned as a member of our Board of Directors. On June 17, 2003, Dr. Parikh filed an amended demand for arbitration adding as respondents our Chief Executive Officer and Chairman of the Board, Stephen S. Schwartz, and three outside directors, Walter W. Wilson, Stanley J. Grubel and Anthony E. Santelli to all claims other than the breach of contract claim. Dr. Parikh seeks compensatory damages in excess of $5 million plus punitive damages and attorney’s fees. We deny Dr. Parikh’s allegations and intend to defend the action vigorously. The arbitration hearing has not been scheduled but we believe it will be held in the first half of 2004.

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 2003.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Overview

     We develop, manufacture, sell and support integrated automation systems primarily for the semiconductor, and secondarily for the flat panel display, or FPD, manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials and work-in-process.

     We sell our systems directly to semiconductor and FPD manufacturers, as well as to original equipment manufacturers, or OEMs, that integrate our systems with their equipment for sale to semiconductor manufacturers.

     In response to the industry downturn, we have reduced costs in several areas. We reduced approximately 35 percent of our headcount in April 2003 due to ongoing weakness in our business, our outsourcing of manufacturing, and the sale of two discontinued operations and the wafer carrier business. We also announced plans to outsource our Japanese manufacturing operations. In October 2002, we began transitioning substantially all of our U.S. manufacturing to Solectron Corporation, which we believe will reduce our fixed manufacturing costs and improve our ability to respond to sales fluctuations. The transition was substantially completed in June 2003. Over the past two years, we have reduced our workforce from a peak of approximately 1,800 employees to approximately 550 employees.

     We sell our products principally through a direct sales force worldwide. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. The costs and expenses of our international subsidiaries are recorded in local currency, and foreign currency translation adjustments are reflected as a component of “Accumulated other comprehensive income” in our Condensed Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

     Information with respect to our critical accounting policies and estimates may be found in our Annual Report on Form 10-K filed for the fiscal year ended March 31, 2003.

Acquisitions

     In April 2003, our 51 percent owned subsidiary, Asyst-Shinko, Inc., or ASI, acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American AMHS customers from Shinko Electric, Inc. ASI renamed this subsidiary Asyst Shinko America (ASAM).

     In October 2002, Asyst Japan, Inc., or AJI, our Japanese subsidiary, purchased a 51 percent interest in ASI, a Japanese corporation.

     In May 2002, Asyst Connectivity Technologies, Inc., or ACT, our wholly-owned subsidiary, purchased substantially all of the assets of domainLogix Corporation, or DLC, a Delaware corporation. The results of operations for the first quarter of fiscal 2003 include the revenues and expenses of ACT from the date of acquisition.

     The above transactions were accounted for using the purchase method of accounting. Accordingly, our Condensed Consolidated Statements of Operations and of Cash Flows for the periods ended June 30, 2003 and June 30, 2002 include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

Three Months Ended June 30, 2003 and 2002

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated (unaudited):

	Three Months Ended
	June 30,

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	90.2	68.1

Gross profit	9.8	31.9
Operating expenses:
Research and development	21.3	19.8
Selling, general and administration	38.9	31.9
Amortization of acquired intangible assets	10.6	3.2
Restructuring charges	9.6	—
Asset impairment charges	15.1	—
In-process research and development of acquired business	—	4.8

Total operating expenses	95.5	59.7

Operating loss	(85.7)	(27.8)
Other income (expense), net	(2.0)	(3.3)

Loss before benefit from income taxes, minority interest and discontinued operations	(87.7)	(31.1)
Benefit from income taxes	(3.0)	(7.8)

Minority interest	(2.1)	—

Loss from continuing operations	(82.6)	(23.3)

Discontinued operations, net of income tax	—	(2.6)

Net loss	(82.6)%	(25.9)%

Results of Operations

     Net Sales. Net sales for the first quarter of fiscal 2004 were $45.3 million, a decrease of $6.6 million or 12.7 percent from net sales of $51.9 million in the first quarter of fiscal 2003. Excluding the impact of ASI, net sales were $23.5 million in the first quarter of fiscal 2004, a decline of $28.4 million or 54.7 percent from the first quarter of fiscal 2003. This decline reflects reduced sales from our traditional business across substantially all products and geographic regions and is reflective of the general downturn in the semiconductor equipment sector. We sold our wafer and reticle carrier product lines during fiscal 2003. These products generated $10.1 million of revenue in the first quarter of fiscal 2003.

     We have two reportable segments: Fab Automation and AMHS. Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. We began tracking AMHS as a reportable segment with the acquisition of ASI in the third quarter of fiscal 2003.

     Segment information is summarized as follows (in millions):

	Three Months Ended June 30,

	2003	2002

Fab Automation
Net Sales	$23.6	$51.9
AMHS:
Net Sales	$21.7	$—

Total:
Net Sales	$45.3	$51.9

     Our net sales by geography were as follows (in millions):

	Three Months Ended June 30,
Geographic Region	2003	2002

North America	$10.4	$22.2
Taiwan	6.3	11.0
Japan	15.6	7.7
Other Asia/Pacific	7.6	6.2
Europe	5.4	4.8

Total	$45.3	$51.9

     The increase in Japan is primarily due to AMHS sales, with modest increases in our traditional business as well. Other Asia/Pacific increases are also due to AMHS sales, with our traditional business down on weak sales activity in the region.

     Gross Profit. Gross profit decreased to $4.4 million or 9.8 percent of net sales for the quarter ended June 30, 2003, compared to $16.6 million or 31.9 percent of net sales for the quarter ended June 30, 2002. The decrease is the result of charges incurred during the first quarter of fiscal 2004 in connection with our outsourcing of manufacturing to Solectron Corporation, as well as lower sales volumes to absorb our remaining fixed manufacturing costs. The expected gross margin benefits from outsourcing our manufacturing have been negatively impacted by our lower revenue levels. Solectron continues to utilize inventory they purchased from Asyst that was purchased at Asyst’s historical costs, which are higher than we expect in the future when Solectron uses its vendor network and purchasing leverage. Further, manufacturing overhead costs at Asyst remain above planned long-term levels to ensure a smooth transition of manufacturing activities to Solectron. During fiscal 2002, we took aggressive actions to eliminate fixed costs by consolidating manufacturing facilities and adjusting variable costs to meet current manufacturing volumes. We substantially reduced manufacturing headcount during fiscal 2002. These efforts resulted in improved gross margins in the first quarter of fiscal 2003.

     In the quarter ended June 30, 2003, 300mm products contributed approximately 36.6 percent of our net sales, comparable with the quarter ended June 30, 2002. Net sales of 300mm products decreased by $2.2 million. We expect 300mm product sales to trend upward, particularly as new 300mm AMHS product installations commence in fiscal 2004 , although quarterly fluctuations are possible. Additionally, 200mm SMIF upgrades or new 200mm fabs may result in significant mix changes. Our 300mm products are very early in their product life cycle and currently have low margins in comparison to our 200mm products. Swings in product mix may impact our gross margins on a quarter over quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect 300mm gross margins to improve. However, because of the anticipated size of the emerging 300mm product market, we face strong competition on price and features for these products from existing and new competitors.

     We believe that gross margin will increase several percentage points in the quarter ending September 30, 2003 from the gross margin in the quarter ended June 30, 2003. This anticipated increase is due to the non-recurring charges which negatively impacted fiscal first quarter margins, expected sales increases of approximately 10 percent as well as continued progress in our outsourcing strategy. Our gross margin will continue to be impacted by future changes in product mix and net sales volumes, as well as market competition.

     Research and Development. Research and development expenses decreased 6.5 percent to $9.6 million for the quarter ended June 30, 2003, compared with $10.3 million for the quarter ended June 30, 2002. As a percentage of sales, research and development increased to 21.3 percent of sales in the quarter ended June 30, 2003, compared to 19.8 percent in the quarter ended June 30, 2002. The decrease in spending is due to headcount reductions and other spending cuts during the past year to reduce research and development expenses in response to declines in our net sales. Our first quarter fiscal 2004 results include approximately $2.0 million of research and development spending at ASI. Excluding ASI, research and development expenses were approximately $7.6 million, a decline of $2.7 million or 26.2 percent, from the first quarter of fiscal 2003. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. We expect our research and development expenses will decrease in the next quarter, reflecting the headcount reductions taken in the first quarter of fiscal 2004 as well as lower spending at ASI as key development projects reach completion.

     Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses increased 6.5 percent to $17.6 million for the quarter ended June 30, 2003, compared to $16.5 million for the quarter ended June 30, 2002. As a percent of net sales, SG&A expenses increased to 38.9 percent for the quarter ended June 30, 2003 compared to 31.9 percent for the quarter ended June 30, 2002. The increase includes approximately $3.3 million of SG&A spending at ASI. Excluding the impact of additional costs assumed from ASI, our SG&A costs declined by $2.2 million or approximately 13 percent from the first quarter of fiscal 2003. This decrease was a result of SG&A headcount reductions in our traditional business throughout fiscal 2003 in response to lower net sales, and a further substantial headcount reduction in April 2003. We expect SG&A expenses will decline in the second quarter of fiscal 2004 as we realize the full impact of the April headcount reductions and other targeted cost reductions.

     Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $4.8 million or 10.6 percent of net sales for the quarter ended June 30, 2003 and $1.7 million or 3.2 percent of net sales for the quarter ended June 30, 2002. The increase in amortization expense in the first quarter of fiscal 2004 is primarily due to the acquisition of the ASI joint venture interest in the third quarter of fiscal 2003. We amortize acquired intangible assets over periods ranging from three to ten years.

     Restructuring Charges. The following table summarizes the activities in our restructuring accrual during the quarter ended June 30, 2003 (in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	$470	$4,207	$—	$4,677

     We incurred restructuring charges of $4.4 million during the quarter ended June 30, 2003, consisting primarily of severance costs from a reduction in workforce in April 2003. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds. We anticipate additional restructuring charges during the second and third quarter of fiscal 2004 as we complete the workforce reductions and outsourcing of manufacturing in Japan.

     We expect to utilize the remaining balance, primarily unused leased facilities, over the following three fiscal years. All remaining accrual balances are expected to be settled in cash.

     Asset Impairment Charges. We own land in Fremont, California, which we are currently marketing for sale. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004 we recorded a $6.9 million write-down based on our latest estimate of market value as supported by a pending sale agreement. The prospective buyer deposited $1.0 million of the purchase price in July 2003, and these proceeds will be forfeited to us if the purchase is not completed.

     In-process Research and Development Costs of Acquired Business. On May 29, 2002, ACT purchased substantially all of the assets of DLC. In connection with the estimated purchase price allocation, $2.5 million was assigned to in-process research and development costs of acquired business, or IPR&D. IPR&D was subsequently adjusted to approximately $2.1 million as we completed our analysis of the fair value of intangible assets in the second quarter of fiscal 2003. The amount allocated to IPR&D was estimated through established valuation techniques in the high-technology industry and was expensed upon acquisition as it was determined that the projects had not reached technological feasibility at the time of our acquisition.

     Interest Income and Other Income (Expense). Interest income and other income (expense), was $0.7 million for the quarter ended June 30, 2003, compared to $(0.4) million for the quarter ended June 30, 2002. The increase was primarily due to royalty income of approximately $0.5 million received in the first quarter of fiscal 2004.

     Interest Expense. Interest expense was $(1.7) million for the quarter ended June 30, 2003, compared to $(1.3) million for the quarter ended June 30, 2002.

     Benefit from Income Taxes. We recorded a benefit from income taxes of $1.4 million for the quarter ended June 30, 2003, or approximately 3.0 percent of our loss before income taxes. The benefit is primarily due to $1.6 million amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by $0.2 million of tax provisions in international subsidiaries, primarily Japan. We recorded a benefit for income taxes of $4.0 million for the quarter ended June 30, 2002, representing an annual effective income tax rate of 25 percent. In fiscal 2003 we established a full valuation allowance for our domestic net deferred tax assets. Deferred tax assets are recognized to the extent realizable related to our Japanese operations. A tax benefit has been recognized in the three months ended June 30, 2003 as we expect to have net income in Japan for the 12-month period ended March 31, 2004.

     Minority Interest. Minority interest for the first quarter of fiscal 2003 was $1.0 million. No minority interest was recorded in the quarter ended June 30, 2002. The amount for minority interest represents 49 percent of our joint venture partner, Shinko, in the operations of ASI.

     Discontinued Operations, net of income tax. There were no losses from discontinued operations for the first quarter of fiscal 2004 and the loss from discontinued operations was $1.4 million for the quarter ended June 30, 2002. We divested two of our subsidiaries, AMP and SemiFab, in March 2003 to allow us to better focus on our core business.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. As of June 30, 2003, we had approximately $73.1 million in cash and cash equivalents, $3.2 million in restricted cash, $58.5 million in working capital and $114.6 million in long-term debt and finance leases.

     Operating activities. Net cash used in operating activities was $21.2 million in the quarter ended June 30, 2003, primarily consisting of our $37.4 million net loss and reductions in payables, accrued liabilities and deferred revenue of $5.3 million. These uses of cash were partially offset by non-cash charges of $7.4 million for depreciation and amortization, $6.9 million for impairment in our land held for sale and $2.1 million for inventory reserves, as well as reductions in receivables of $6.0 million and inventory of $2.8 million. The reductions in the current asset and liability accounts reflect our lower sales volume compared with the immediately preceding quarter.

     Net cash used in operating activities was $4.6 million in the quarter ended June 30, 2002, primarily consisting of a $13.5 million loss, increases in accounts receivable of $9.6 million and increase in prepaid expenses and other assets of $5.0 million. These uses of cash were partially offset by non-cash charges of $5.1 million for depreciation and amortization and $2.5 million for in-process research and development, an increase in accounts payable, accrued liabilities and deferred revenue of $9.5 million and a decrease in inventory of $4.9 million. The increases in receivables, accounts payable, accrued liabilities and deferred revenue reflected substantial sales growth during the quarter. The decrease in inventory resulted from ongoing efforts to improve inventory turns as well as increased sales.

     Investing activities. Net cash used in investing activities was $2.5 million in the quarter ended June 30, 2003, due to purchases of property and equipment of $1.2 million and net cash of $1.2 million used in ASI’s acquisition of Shinko Technologies, Inc., the American subsidiary of Shinko Electric, Inc.

     Net cash used in investing activities was $11.7 million in the quarter ended June 30, 2002, due to net purchases of short-term investments of $8.1 million and purchases of property and equipment of $3.6 million.

     Financing activities. Net cash provided by financing activities was $2.9 million for the quarter ended June 30, 2003, due to loan proceeds net of loan payments of approximately $2.0 million for borrowings in Asyst Japan, Inc. and $0.9 million from issuance of common stock under our employee stock programs.

     Net cash provided by financing activities was $5.3 million for the quarter ended June 30, 2002, due to net proceeds from short- and long-term borrowing of $2.0 million and $3.3 million from issuance of common stock under our employee stock programs.

     In October 2002, we entered into and fully drew down a $25.0 million two-year revolving credit agreement with a commercial bank. Borrowings under the credit agreement bear interest at a rate indexed to LIBOR. We are required by the lender to maintain compliance with certain financial covenants. These covenants include a total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. We were not in compliance with the minimum consolidated tangible net worth and the total liabilities to tangible net worth covenants at June 30, 2003 as defined in the revolving credit agreement. We received a waiver of default from the lender with respect to compliance with these covenants at June 30, 2003. We are in the process of amending the financial covenants contained in the credit agreement. The amount of the credit line available to us may change based on the amount of receivables we have and changes in the non-formulary piece of the credit line which is subject to periodic review and amendment. The credit agreement also restricts our ability to incur additional indebtedness; pay dividends and make distributions in respect of our capital stock; redeem capital stock; make investments or other restricted payments; engage in transactions with stockholders and affiliates; create liens; sell or otherwise dispose of assets; make payments on our subordinated debt; and engage in mergers and acquisitions. Based upon original maturities, this debt will be classified as short-term in October 2003.

     On July 3, 2001, we completed the sale of $86.3 million of 5-3/4 percent convertible subordinated notes which provided us with aggregate proceeds of $82.9 million net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

     AJI had $20.2 and $18.0 million of short-term debt from banks in Japan at June 30, 2003 and March 31, 2003, respectively. The interest rate ranged from 1.4 percent to 2.4 percent as of June 30, 2003. AJI had secured straight bonds from a bank in Japan of $4.0 million at June 30, 2003. The bonds bore interest at rates ranging from 1.5 percent to 2.9 percent as of June 30, 2003 and mature in fiscal year 2008. Certain of AJI’s assets have been pledged as security for these secured straight bonds as well as for short-term debt. As of June 30, 2003, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling approximately $14.0 million. Additionally Asyst U.S. has provided letters of guarantee to financial institutions in Japan covering substantially all of AJI’s debts.

     We anticipate that operating losses will constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through March 31, 2004.

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

New Accounting Pronouncements

     In November 2002 the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21). EITF Issue No. 00-

21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

     In January 2003 the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN No. 46 to date has not had a significant impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

Risk Factors

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward- looking statements.

     The semiconductor manufacturing industry is highly cyclical, and the current substantial downturn is harming our operating results.

     Our business is entirely dependent upon the capital expenditures of semiconductor manufacturers, which at any point in time are dependent on the then-current and anticipated market demand for semiconductors, as well as products utilizing ICs. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or capacity growth temporarily exceeding growth in demand for semiconductors, are difficult to predict and often have a severe adverse effect on the semiconductor industry’s demand for tools. Sales of tools to semiconductor manufacturers may be significantly more cyclical than sales of semiconductors, as the large capital expenditures required for building new fabs or facilitizing existing fabs is often delayed until semiconductor manufacturers are confident about future demand growth. If demand for semiconductor equipment remains depressed for an extended period, it will seriously harm our business.

     The industry is currently experiencing a significant downturn due to decreased worldwide demand for semiconductors from peak levels reached in 2000. During this downturn, most of our customers have reduced capital expenditures, which has adversely impacted our business. Excluding sales of ASI, which was acquired during the third quarter of fiscal 2003, our net sales declined sequentially in the third and fourth quarter of fiscal 2003 and again in the first quarter of fiscal 2004. We cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development and engineering that are necessary to maintain our competitive position, which could seriously curtail our long-term business prospects.

     We believe that the cyclical nature of the semiconductor industry will continue, leading to industry downturns, which may seriously harm our business and financial position.

     We have existing debts, and may not be able to secure additional financing to meet our future capital needs.

     We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash generated from operations and other existing sources of working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. In October 2002, we entered into and fully drew down a $25 million 2-year revolving credit agreement with Comerica Bank - California. We are required under this agreement to maintain compliance with financial covenants, including a total liabilities to tangible net worth ratio, tangible net worth and minimum liquidity covenants. We were not in compliance with the minimum consolidated tangible net worth and the total liabilities to tangible net worth covenants at June 30, 2003 as defined in the revolving credit agreement. We received a waiver of default from the lender with respect to compliance with these covenants at June 30, 2003. We are in the process of amending the financial covenants contained in the credit agreement. However, we cannot assure you that we will reach an agreement with the bank on the amendment. The amount of the credit line available to us may change based on the amount of receivables we have and changes in the non-formulary piece of the credit line which is subject to periodic review and amendment. Additionally, our Japanese subsidiary, AJI, has loans outstanding with Japanese banks totaling approximately $24.2 million, substantially all of which is guaranteed by the U.S. parent company.

     We may be unable to meet the financial covenants contained in our credit agreement with Comerica in future periods. If we are unable to meet the covenants, we cannot assure you that the bank will grant future waivers, and Comerica may require us to repay the outstanding balance. Further, we cannot assure you that we will reach an agreement with the bank on the amended loan covenant language that will resolve the covenant violations present at June 30, 2003. If the amount of credit available to us changes, we may also be required to repay some or all of the outstanding balance. Additionally, the Japanese banks may call our outstanding loans, requiring repayment, some of which would be paid by the U.S. parent under existing loan guarantees. This could leave us with inadequate cash resources to effectively manage the business and require us to obtain additional financing.

     In July 2001, we completed the sale of $86.3 million of 5-3/4 percent convertible subordinated notes which are convertible, at the option of the holder, at any time on or prior to maturity into share of our common stock at a converstion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

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

     The $25 million credit facility we entered into in October 2002 restricts, without agreement from our lender, Comerica Bank - California, our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	redeem capital stock;

•	make investments or other restricted payments;

•	engage in transactions with stockholders and affiliates;

•	Create liens;

•	sell or otherwise dispose of assets;

•	make payments on our subordinated debt; and

•	engage in mergers and acquisitions.

     We are also required under the credit facility to maintain compliance with financial tests, including a total leverage ratio and net worth and liquidity covenants. We were not in compliance with the minimum consolidated tangible net worth and the total liabilities to tangible net worth covenants at June 30, 2003 as defined in the revolving credit agreement. We received a waiver of default from the lender with respect to compliance with these covenants at June 30, 2003. We are in the process of amending the financial covenants contained in the credit agreement. However, we cannot assure you that we will reach an agreement with the bank on the amendment. Covenants in the credit facility may also impair our ability to expand or pursue our business strategies. Our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may impair our ability to comply with these covenants and other provisions of the credit facility. In addition, if we do not comply with these covenants, we may be required to negotiate new terms and conditions with our lender, or the lender may accelerate our debt under the credit facility. New terms and conditions could be more restrictive than under the current credit facility. If the indebtedness under the credit facility is accelerated, we may be required to repay all outstanding indebtedness in full. Forced repayment of our indebtedness would reduce our available cash balances. Any of these scenarios could have an adverse impact on our operating or financial performance or could impair our ability to expand or pursue our business strategies.

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

     The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition in this production line and we sell a greater percentage of our 300mm products directly to OEMs rather than semiconductor manufacturers.

     The 300mm market is still relatively new. Manufacturing costs are generally higher in the early stages of new product introduction and decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. However, we cannot assure you that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products. We face increased competition for our 300mm products because of the development of SEMI standards for 300mm products. While semiconductor manufacturers purchased a majority of 200mm automation products, OEM manufacturers are purchasing most of the tool automation products for 300mm.

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

     The markets in which we sell our products are comprised of a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and makes our relationship with each customer critical to our business. The high cost of building a fab is causing increasing numbers of semiconductor manufacturers to outsource the manufacturing of their semiconductors to foundries. This trend toward foundry outsourcing, combined with increasing consolidation within the semiconductor industry, could decrease the number of our potential customers and increase our dependency on our remaining customers. This concentrated customer base is even more pronounced at ASI. We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling their equipment with our embedded systems. Our success will depend on our continued ability to develop and manage relationships with significant customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, some of our customers may in the future shift their purchases of products from us to our competitors. Additionally, the inability to successfully develop relationships with additional customers or the need to provide future price concessions would have a negative impact on our business.

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

     Representatives of Arthur Andersen LLP are not available to consent to the inclusion of Arthur Andersen LLPs reports on our financial statements and incorporated in our SEC filings, and you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933.

     Arthur Andersen LLP was previously our independent accountant. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Arthur Andersen has ceased practicing before the SEC. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements into which our Annual Report on Form 10-K may be incorporated by reference, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. In light of the cessation of Arthur Andersen’s SEC practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Because representatives for Arthur Andersen LLP are not available to provide the consents required for the inclusion of their report on our consolidated financial statements for the year ended March 31, 2001, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in these financial statements audited by Arthur Andersen LLP.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     There has not been a material change in our exposure to interest rate and foreign currency risks since March 31, 2003, the end of our preceding fiscal year.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to the investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2003, the fair market value of these investments would decline by an immaterial amount. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary foreign currency cash flows are located mainly in Japan and to a lesser extent in China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10 percent, our quarterly results of operations may improve or deteriorate in the range of $1.0 million. Although we do not anticipate any significant fluctuations within a quarter, there can be no assurance that foreign currency risk will not be a material impact on our financial position, results of operations or cash flow in the future.

Item 4 — Controls and Procedures

     Introduction. Rules promulgated under the Securities Exchange Act of 1934, as amended, or the Act, define “disclosure controls and procedures” to mean controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms (Disclosure Controls). New rules promulgated under the Act define “internal control over financial reporting” to mean a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP, including those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements (Internal Controls).

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

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Office, or CEO, and our Chief Financial Officer, or CFO, are responsible for establishing and maintaining our Disclosure Controls and Procedures. Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls and Procedures as of June 30, 2003, have concluded that our Disclosure Controls and Procedures are effective to provide reasonable assurances that our Disclosure Controls and Procedures will meet their defined objectives.

     Changes in Internal Controls. During the period covered by this report, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     On October 28, 1996 we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ‘421 patent”) and 4,974,166 (“the ‘166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. We have since narrowed our case to the ‘421 patent, and we continue to seek monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. Defendants’ related declaratory judgment claims are also pending. The trial court held a claims construction hearing on September 30, 2002, and issued its claims construction ruling on February 28, 2003. We have filed motions seeking summary judgment of infringement and summary judgment against certain claims of invalidity and unenforceability brought by defendants. Defendants have filed motions seeking summary judgment of non-infringement and patent invalidity. The trial court is scheduled to hear these motions on September 22, 2003. The Court has set a trial date of November 3, 2003 for any matters not resolved by summary judgment. We believe the remaining claims are meritorious and intend to vigorously pursue this matter.

     On February 25, 2003, Mihir Parikh, our former Chief Executive Officer and Chairman of the Board, filed a demand for arbitration with the American Arbitration Association against us, alleging breach of his employment agreement, wrongful termination in violation of public policy, discrimination based on age, race and national origin, fraud and deceit, defamation and violation of the California Labor Code. On March 4, 2003, Dr. Parikh resigned as a member of our Board of Directors. On June 17, 2003, Dr. Parikh filed an amended demand for arbitration adding as respondents our Chief Executive Officer and Chairman of the Board, Stephen S. Schwartz, and three outside directors, Walter W. Wilson, Stanley J. Grubel and Anthony E. Santelli to all claims other than the breach of contract claim. Dr. Parikh seeks compensatory damages in excess of $5 million plus punitive damages and attorney’s fees. We deny Dr. Parikh’s allegations and intend to defend the action vigorously. The arbitration hearing has not been scheduled but we believe it will be held in the first half of 2004.

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of June 2003.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.

3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.

4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.

4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.

Exhibit
Number	Description of Document
4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)  Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities and Exchange Commission on July 19, 1993, and incorporated herein by reference.

(2)  Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)  Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by reference.

(4)  Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by reference.

(5)  Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 1999, and incorporated herein by reference.

(6)  Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(7)  Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.

*  The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K.

     1.     On April 8, 2003, we filed a Current Report on Form 8-K, dated April 1, 2003, to furnish our public announcement of preliminary results for our fourth fiscal quarter ended March 31, 2003.

     2.     On May 6, 2003, we filed a Current Report on Form 8-K, dated April 29, 2003, to furnish our public announcement of our results for our fourth fiscal quarter ended March 31, 2003.

     3.     On June 30, 2003, we filed a Current Report on Form 8-K, dated April 29, 2003, to furnish a correction of certain of the numbers reported in the consolidated balance sheets and statements of operations included in our public announcement of our results for our fourth fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: August 12, 2003	By:	/s/ Geoffrey G. Ribar

Geoffrey G. Ribar
Senior Vice President
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting and financial officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.

3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.

4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.

4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.

4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)  Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities and Exchange Commission on July 19, 1993, and incorporated herein by reference.

(2)  Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)  Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by reference.

(4)  Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by reference.

(5)  Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 1999, and incorporated herein by reference.

(6)  Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(7)  Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.

*  The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.