Form 10-K/A
period 2003-03-31
ASYST TECHNOLOGIES INC /CA/
filed 2003-10-29
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 0-22430

Asyst Technologies, Inc.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2942251 (Federal employer identification no.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     There were 37,857,109 shares of common stock, no par value, outstanding as of September 30, 2002. The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the common stock on September 30, 2002 was approximately $226,656,938.

     There were 39,847,286 shares of common stock, no par value, outstanding as of October 24, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this report: The Registrant’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on June 30, 2003, is incorporated by reference into Part I, Part II, Part III and Part IV of this Report. Portions of the Registrant’s Definitive Proxy Statement on Form 14A, filed with the Securities and Exchange Commission on July 29, 2003, are incorporated by reference into Part II, Item 5 and Part III of this Report.

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
EXHIBIT 2.10
EXHIBIT 10.44
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

EXPLANATORY NOTE

     Asyst Technologies, Inc. (“Asyst”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as an exhibit-only filing in connection with the resolution of a confidential treatment request made to the Securities and Exchange Commission. This Amendment No. 1 on Form 10-K/A does not reflect any events occurring after the date of filing of the original Form 10-K, or otherwise modify or update any of the information contained therein.

     Asyst is refiling Exhibit 2.10, Asset Purchase Agreement among Asyst, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003, and Exhibit 10.44, Patent Assignment and Cross-License and Trademark License Agreement among Asyst, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003. Confidential treatment has been requested for certain portions of Exhibit 10.44.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

/s/ David L. White

David L. White
Senior Vice President
Chief Financial Officer
Principal accounting and financial officer
Date: October 29, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Schwartz	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2003

Stephen S. Schwartz

/s/ David L. White	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2003

David L. White

/s/ P. Jackson Bell	Director	October 29, 2003

P. Jackson Bell

/s/ Stanley Grubel	Director	October 29, 2003

Stanley Grubel

Director

Tsuyoshi Kawanishi

/s/ Robert A. McNamara	Director	October 29, 2003

Robert A. McNamara

/s/ Anthony E. Santelli	Director	October 29, 2003

Anthony E. Santelli

/s/ Walter W. Wilson	Director	October 29, 2003

Walter W. Wilson

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.2(1)	Agreement and Plan of Merger and Reorganization among the Company, PSTI Merger SubAcquisition Corp., Progressive System Technologies, Inc., Advent International Investor 11, Envirotech Fund I and Global Private Equity Fund 11, dated as of June 2, 1999.

2.3(2)	Stock Purchase Agreement among the Company, Palo Alto Technologies, Inc., or PAT, the Shareholders of PAT and the option holders of PAT, dated August 27, 1999.

2.4(3)	Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999.

2.5(4)	Amended Agreement between the Company and MECS Corporation, dated March 23, 2000.

2.6(5)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among Asyst Technologies, Inc., Ramp Acquisition Corp., Advanced Machine Programming, Inc., New AMP LLC, Matlock Charles Rowe & Company and the Selling Shareholders.

2.7(6)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among Asyst Technologies, Inc., Tin Man Acquisition Corp., SemiFab, Inc. and certain principal shareholders of SemiFab.

2.8(7)	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2001, among Asyst Technologies, Inc., Gem Acquisition Corp., GW Associates, Inc. and John S. Ghiselli.

2.9(22)	Asset Purchase Agreement among Asyst Technologies, Inc., Asyst Connectivity Technologies, Inc. and Domain Logix Corporation, dated as of April 9, 2002.

2.10	Asset Purchase Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.

3.1(8)	Amended and Restated Articles of Incorporation of the Company.

3.2(8)	Bylaws of the Company.

3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.

3.4(9)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.

4.1(10)	Rights Agreement among the Company and Bank of Boston, N.A., as Right Agent, dated June 25, 1998.

4.2(1)	Common Stock Purchase Agreement, dated as of May 26, 1999.

4.3(11)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

4.4(11)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

4.5(19)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.

10.1(8)	Form of Indemnity Agreement entered into between the Company and its directors and officers.

10.2(12)	Company’s 1993 Stock Option Plan and related form of stock option agreement.

10.3(8)	Company’s 1993 Employee Stock Purchase Plan and related offering document.

10.4(8)	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.

10.5(8)	Hewlett-Packard SMIF License Agreement dated June 6, 1984.

10.6(13)	Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.

10.10(14)	Secured Promissory Note between the Company and Dennis Riccio, dated November 16, 1998.

10.11(14)	Secured Promissory Note between the Company and Dennis Riccio, dated February 1, 1999.

10.12(13)	Employment and Compensation Agreement between the Company and Mihir Parikh, dated April 1, 1999.

10.13(2)	Lease Agreement between Aetna Life Insurance Company and Hine Design, Incorporated, dated August 4, 1995.

10.14(2)	Industrial Space Lease Agreement between the Company and PEN Associates, dated November 13, 1995.

10.15(2)	Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc. dated November 20, 1995.

10.16(2)	Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.

10.17(2)	Industrial Space Lease Agreement between the Company and PEN Associates, dated December 14, 1997.

10.19(2)	Amendment to Lease Agreement between the Company and the Kato Road Partners, dated July 30, 1999.

10.20(2)	Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.

10.21(15)	Lease agreement between the Company and Exar Corporation, dated October 18, 1999.

10.22(16)	Employment Agreement between the Company and James C. Mitchener, Ph.D., dated March 28, 2000.

10.23(17)	Employment Agreement between the Company and Pat Boudreau, dated May 25, 2000.

10.24(17)	Master Lease between the Company and Lease Plan North America, Inc., dated June 30, 2000.

10.25(7)	Second Amended and Restated Participation Agreement among the Company, Lease Plan North America, Inc., ABN Amro Bank N.V., and Certain Other Banks and Financial Institutions, dated February 21, 2001.

10.26(7)	First Amendment to Second Amended and Restated Participation Agreement and Other Operative Documents and Termination of Certain Operative Documents, dated May 25, 2001.

10.27(7)	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.

10.28(11)*	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.

10.29(11)*	Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.

10.30(11)*	Banking Consent & Agreement between MECS, K.K. and Tokai Bank, K.K. dated November 30, 1998, December, 6, 1999.

10.31(11)*	Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November, 14, 1994.

10.32(11)*	Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.

10.33(18)	Palo Alto Technologies, Inc. 1997 Stock Plan and related stock option agreement.

10.34(18)	Progressive System Technologies, Inc. 1995 Stock Option/ Stock Issuance Plan and related notice document.

10.35(19)	Employment Separation Agreement between the Company and Dennis Riccio dated February 28, 2002.

10.36(19)	Second Amended and Restated Secured Promissory Note between the Company and Dennis Riccio dated April 12, 2002.

10.37(19)	Amended and Restated Secured Promissory Note between the Company and Dennis Riccio dated April 12, 2002.

10.38(20)*	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.

10.39(20)*	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.

10.40(20)	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.

10.41(20)	Loan and Security Agreement between the Company and Comerica Bank — California, dated as of October 1, 2002.

10.42(20)	Amendment No. 1 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of November 8, 2002.

10.43(21)*	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.

10.44+	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.

16.1(23)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 2, 2002.

21.1♦	Subsidiaries of the Company.

23.1♦	Consent of Independent Accountants, PricewaterhouseCoopers LLP.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1++	Certification by the Chief Executive Officer and the Chief Financial Officer of Asyst Technologies, Inc. as required by Rule 13a–14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Confidential treatment has been requested for portions of this document.

*	English translation of original document.

♦	Previously filed.

++	This certification “accompanies” the Form 10-K to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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