Form 10-Q
period 2003-09-30
ASYST TECHNOLOGIES INC /CA/
filed 2003-11-12
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [X]   No [  ]

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 31, 2003 was 39,847,286.

ASYST TECHNOLOGIES, INC.

		Page No.

Part I. Financial Information
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets — September 30, 2003 and March 31, 2003	3
	Condensed Consolidated Statements of Operations — Three Months and Six Months Ended September 30, 2003 and September 30, 2002	4
	Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2003 and September 30, 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
Part II. Other Information
Item 1.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 6.	Exhibits and Reports on Form 8-K	35
Signatures		37
Exhibit Index		38
Exhibit 10.45
Exhibit 10.46
Exhibit 10.47
Exhibit 10.48
Exhibit 10.49
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30,	March 31,
	2003	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,444	$96,214
Restricted cash	2,268	3,088
Accounts receivable, net of allowance for doubtful accounts of $5,078 and $4,880 at September 30, 2003 and March 31, 2003, respectively	81,848	74,878
Inventories	17,581	22,204
Prepaid expenses and other	9,651	10,317

Total current assets	188,792	206,701

Property and equipment, net	23,760	24,295
Goodwill	69,428	65,505
Intangible assets, net	73,520	76,862
Other assets	2,744	21,862

Total assets	$358,244	$395,225

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$18,009	$17,976
Current portion of long-term debt and finance leases	27,477	1,273
Accounts payable	40,478	36,527
Accounts payable-related party	4,770	8,500
Accrued liabilities and other	50,145	50,572
Deferred revenue	1,416	2,130

Total current liabilities	142,295	116,978

LONG-TERM LIABILITIES:
Long-term debt and finance leases, net of current portion	92,523	114,812
Deferred tax liability	23,227	23,754
Other long-term liabilities	12,434	12,754

Total long-term liabilities	128,184	151,320

MINORITY INTEREST	62,714	58,893

SHAREHOLDERS’ EQUITY
Common stock	343,176	332,569
Deferred stock-based compensation	(3,588)	(3,992)
Accumulated deficit	(318,939)	(265,248)
Accumulated other comprehensive income	4,402	4,705

Total shareholders’ equity	25,051	68,034

Total liabilities, minority interest and shareholders’ equity	$358,244	$395,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET SALES	$51,349	$72,319	$96,617	$124,183
COST OF SALES	39,350	44,150	80,174	79,459

Gross profit	11,999	28,169	16,443	44,724

OPERATING EXPENSES:
Research and development	8,391	10,058	18,015	20,350
Selling, general and administrative	14,914	17,346	32,519	33,884
Amortization of acquired intangible assets	4,778	1,916	9,563	3,566
Restructuring charges	487	3,027	4,850	3,027
Asset impairment charges	—	8,594	6,853	8,594
In-process research and development of acquired business	—	(418)	—	2,082

Total operating expenses	28,570	40,523	71,800	71,503

Operating loss	(16,571)	(12,354)	(55,357)	(26,779)
OTHER INCOME (EXPENSE):
Interest income and other income (expense)	363	552	1,112	255
Interest expense	(1,826)	(1,497)	(3,500)	(2,907)

Other income (expense), net	(1,463)	(945)	(2,388)	(2,652)

Loss before provision (benefit) from income taxes, minority interest and discontinued operations	(18,034)	(13,299)	(57,745)	(29,431)
PROVISION (BENEFIT) FROM INCOME TAXES	(1,005)	62,661	(2,385)	58,628
MINORITY INTEREST	(714)	—	(1,669)	—

LOSS FROM CONTINUING OPERATIONS	(16,315)	(75,960)	(53,691)	(88,059)
DISCONTINUED OPERATIONS, net of income tax	—	(2,093)	—	(3,453)

NET LOSS	$(16,315)	$(78,053)	$(53,691)	$(91,512)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.41)	$(2.03)	$(1.38)	$(2.38)
Discontinued operations, net of income tax	—	(0.05)	—	(0.09)

Net loss	$(0.41)	$(2.08)	$(1.38)	$(2.47)

SHARES USED IN THE PER SHARE CALCULATION – basic and diluted	39,517	37,452	38,996	37,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	September 30,	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,691)	$(91,512)
Less: Loss from discontinued operations	—	3,453

Net loss from continuing operations	(53,691)	(88,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,738	9,354
Minority interest in net loss in consolidated subsidiary	1,669	—
Stock-based compensation	1,184	1,608
Provision for doubtful accounts	198	(463)
Provision for excess inventories	1,489	—
Non-cash charges for restructuring and write-down of land	6,853	9,840
In-process research and development of acquired business	—	2,082
Deferred tax asset, net	—	59,432
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,485)	(18,754)
Inventories	4,433	10,582
Prepaid expenses and other assets	(8,008)	2,372
Accounts payable, accrued liabilities and deferred revenue	(4,751)	7,127

Net cash used in operating activities	(38,371)	(4,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(9,000)
Purchase of restricted cash and cash equivalents and short-term investments	—	(22,500)
Sale or maturity of restricted cash and cash equivalents and short-term investments	—	23,324
Net proceeds from sale of land	12,106	—
Net cash used in acquisitions	(1,179)	—
Purchase of property and equipment	(1,922)	(4,258)

Net cash used in investing activities	9,005	(12,434)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from short-term loans and long-term loans	7,454	1,259
Repayment of short-term debt, long-term debt and finance leases	(5,437)	(400)
Issuance of common stock	9,825	4,666

Net cash provided by financing activities	11,843	5,525

Effect of exchange rate changes on cash and cash equivalents	(1,247)	617

Net cash used in continuing operations	(18,770)	(11,171)
Net cash used in discontinued operations	—	(1,802)

DECREASE IN CASH AND CASH EQUIVALENTS	(18,770)	(12,973)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,214	74,577

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,444	$61,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION OF THE COMPANY:

     The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc., or Asyst, which was incorporated in California on May 31, 1984, our subsidiaries and our majority-owned joint venture. We develop, manufacture, sell and support integrated automation systems, primarily for the semiconductor and secondarily for the flat panel display, or FPD, manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and protect their investment in fragile materials and work-in-process.

     In April 2003, our majority-owned joint venture, Asyst Shinko, Inc., or ASI, acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American Automated Material Handling Systems, or AMHS, customers from Shinko Electric, Co., Ltd. ASI renamed this subsidiary Asyst Shinko America, or ASAM.

     In October 2002, we purchased a 51 percent interest in ASI, a Japanese corporation.

     The above transactions were accounted for using the purchase method of accounting. Accordingly, our condensed consolidated statements of operations and of cash flows for the periods ended September 30, 2003 and September 30, 2002 include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which we consider necessary for the fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. Certain information and footnote disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. All significant inter-company accounts and transactions have been eliminated. Minority shareholder’s interest represents the minority shareholder’s proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI, and our majority-owned subsidiary, Asyst Japan, Inc., or AJI. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the quarter ended September 30, 2003. We close our books on the last Saturday of each quarter and thus the actual date of the quarter-end, September 27, 2003, is different from the month-end dates used throughout this Form 10-Q report. This presentation is for convenience purposes. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2003 included in our Annual Report on Form 10-K as amended. The Advanced Machine Programming, Inc., or AMP, and SemiFab, Inc., or SemiFab, businesses were sold in March 2003 and were accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from our results of continuing operations for all periods presented.

     New Accounting Standards

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 to date did not have a significant impact on our consolidated financial statements.

     In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”. This issue focuses solely on whether non-software deliverables included in arrangement that contain more than incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more than incidental to the products or services as a whole, only the software and software related elements are included within the scope of SOP 97-2. Software related elements include software related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 will be effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. We are currently in the process of determining the effect, if any, the adoption of EIFF Issue No. 03-5 will have on our consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the Financial Accounting Standards Board deferred the latest date by which all public entities must apply FIN No. 46, to the first reporting period ending after December 15, 2003. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 to date has not had a significant impact on our consolidated financial statements.

     Restricted Cash

     Restricted cash represents amounts that are restricted as to their use in accordance with Japanese debt agreements.

     Inventories

     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2003	2003

Raw materials	$9,040	$8,448
Work-in-process and finished goods	8,541	13,756

Total	$17,581	$22,204

     During the year ended March 31, 2003, we outsourced the majority of our remaining manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20.0 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. In the quarter ending December 31, 2003, we may be obligated to repurchase any of this inventory that is not used by Solectron in manufacturing our products. The buy-back of Solectron inventory is estimated to be $6.0 million. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron based on our forecasts and not used timely under terms of the outsourcing agreement. At September 30, 2003, we recorded a receivable of $2.3 million and the corresponding decrease in cost of sales for product cost savings from Solectron, primarily resulting from the localization of our material purchasing in the Asia-Pacific region.

     Goodwill and Intangible Assets, net

     Intangible assets subject to amortization are being amortized over the following estimated useful lives, using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, five to ten years; and licenses and patents, ten years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. For the ASI acquisition in October 2002, goodwill of $60.5 million was recorded, as adjusted in the quarter ended September 30, 2003. In connection with the ASAM acquisition in April 2003, ASI recorded goodwill of $0.4 million.

     Purchase accounting for the acquisition of ASI was finalized in the quarter ended September 30, 2003, resulting in approximately a $2.0 million adjustment to goodwill.

     We completed an annual goodwill impairment test in the third quarter of fiscal 2003. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. As a result of the test, a goodwill impairment expense of $2.1 million was recognized. To determine the amount of the impairment, we estimated the fair value of our reporting segments that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. During fiscal 2003, an impairment expense of $6.2 million was recognized for acquired technology and $0.1 million was recognized for customer base, based upon our projection of significantly reduced future cash flows of Asyst Connectivity Technologies, Inc., or ACT.

     Goodwill and intangible assets were as follows (in thousands):

	September 30, 2003			March 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$61,966	$15,517	$46,449	$57,294	$9,963	$47,331
Customer lists and other intangible assets	34,683	12,908	21,775	32,691	8,920	23,771
Licenses and patents	7,498	2,202	5,296	7,770	2,010	5,760

Total	$104,147	$30,627	$73,520	$97,755	$20,893	$76,862
Unamortized intangible assets:
Goodwill	$69,428	$—	$69,428	$65,505	$—	$65,505

     Amortization expense was $9.6 million for the six months ended September 30, 2003 and $3.6 million for the six months ended September 30, 2002.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2004 and for the following fiscal years is as follows (in thousands):

Fiscal Years:
Remainder of 2004	$10,280
2005	20,566
2006	18,778
2007	14,120
2008 and beyond	9,776

     The changes in the carrying amount of goodwill for the six months ended September 30, 2003 are as follows (in thousands):

	Fab Automation	AMHS	Total

Balance at March 31, 2003	$2,954	$62,551	$65,505
Acquisitions	—	376	376
Purchase accounting adjustments	—	(2,017)	(2,017)
Foreign currency translation	—	5,564	5,564

Balance at September 30, 2003	$2,954	$66,474	$69,428

     Warranty Reserve

     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty accrual (in thousands):

Amount

Balance at March 31, 2003	$7,561
Accruals for warranties issued during the period	1,812
Settlements made (in cash or in kind)	(2,072)
Other additions	640

Balance, September 30, 2003	$7,941

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

     We recognize revenue for long-term AMHS contracts in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. We treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We intend to disclose material changes in our financial results that result from changes in estimates. Under this accounting policy, we are obligated to recognize revenues on work-in-process inventory prior to invoicing, and in some instances prior to shipment to the customer. Receivable balances that have not yet been invoiced to the customer, but where revenue has been recognized, were $35.0 million and $17.4 million at September 30, 2003 and March 31, 2003, respectively, and are included in accounts receivable on the condensed consolidated balance sheets.

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

     Contract Loss Reserve

     We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We had a loss reserve of approximately $1.2 million and $2.0 million at September 30, 2003 and March 31, 2003. The balance at September 2003 was for two contracts identified in the quarter ended September 30, 2003 as likely to incur losses.

     Loss Per Share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding, while diluted earnings (loss) per share is computed using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method. For periods for which there is a net loss, the numbers of shares used in the computation of diluted earnings (loss) per share are the same as those used for the computation of basic earnings (loss) per share as the inclusion of dilutive securities would be anti-dilutive.

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Restricted stock	44	304	44	304
Stock options	2,536	1,913	1,887	2,524
Convertible notes	5,682	5,682	5,682	5,682

Total	8,262	7,899	7,613	8,510

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(16,315)	$(78,053)	$(53,691)	$(91,512)
Foreign currency translation adjustments	738	(250)	(303)	(977)

Total	$(15,577)	$(78,303)	$(53,994)	$(92,489)

     Stock-Based Compensation

     We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure – an amendment of FAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument.

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

     Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances to employees been determined based on the fair value at the grant date for the awards, our net loss for the three months and six months ended September 30, 2003 and 2002 would have increased as indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss - as reported	$(16,315)	$(78,053)	$(53,691)	$(91,512)
Add: stock-based compensation expense included in reported net loss	589	1,225	1,184	1,608
Less: stock-based compensation expenses determined under fair value based method for all awards	(3,618)	(4,774)	(7,323)	(9,549)

Net loss - pro forma	$(19,344)	$(81,602)	$(59,830)	$(99,453)

Basic and diluted net loss per share - as reported	$(0.41)	$(2.08)	$(1.38)	$(2.47)

Basic and diluted net loss per share - pro forma	$(0.49)	$(2.18)	$(1.53)	$(2.69)

3. RESTRUCTURING CHARGES:

     Restructuring charges and related utilization for the six months ended September 30, 2003 were (in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	$470	$4,207	$—	$4,677

Additional accruals	160	327	—	487
Non-cash related utilization	—	—	—	—
Amounts paid in cash	(305)	(957)	—	(1,262)

Balance, September 30, 2003	$325	$3,577	$—	$3,902

     We incurred restructuring charges of $0.5 million during the quarter ended September 30, 2003, consisting primarily of severance costs of $0.2 million from a reduction in our worldwide workforce and secondarily for exiting a facility in connection with our restructuring activities. As a result of these restructuring activities, we terminated the employment of approximately 49 employees, mainly in manufacturing, from our international operations. We anticipate additional restructuring charges during the remainder of fiscal 2004 as we complete the workforce reductions and outsourcing of manufacturing in Japan.

     In the six months ended September 30, 2003, we incurred restructuring charges of $4.9 million, consisting primarily of severance costs from a reduction in workforce in April 2003. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds.

     We expect to utilize the remaining balances, primarily unused leased facilities, over the following three fiscal years. All remaining accrual balances are expected to be settled in cash.

4. ASSET IMPAIRMENT CHARGES:

     We completed the sale of land in Fremont, California, in the quarter ended September 30, 2003. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004 we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time.

5. INCOME TAXES:

     Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, or SFAS No. 109, requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carry-back and carry-forward periods, and existing contracts or sales backlog that will result in future profits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of current losses, difficult industry conditions and revised downward future projections a review was undertaken at September 30, 2002, and we concluded that it was appropriate to establish a full valuation allowance for our domestic net deferred tax assets. In addition, we expect to continue to provide a full valuation allowance on future domestic tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets. Deferred tax assets are recognized to the extent realizable related to our Japanese operations. A tax benefit has been recognized in the three months and the six months ended September 30, 2003 as we expect to have net income in Japan for the 12-month period ending March 31, 2004.

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

     Segment information is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Fab Automation
Net sales	$26.0	$72.3	$49.6	$124.2
Operating loss	$(13.5)	$(12.4)	$(47.3)	$(26.8)
AMHS:
Net sales	$25.3	$—	$47.0	$—
Operating loss	$(3.1)	$—	$(8.0)	$—
Total:
Net sales	$51.3	$72.3	$96.6	$124.2
Operating loss	$(16.5)	$(12.4)	$(55.3)	$(26.8)

     Our net sales by geography, including local revenues recorded at our foreign locations, were as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

North America	$11.0	$26.0	$21.4	$48.2
Japan	20.0	12.1	35.6	19.8
Taiwan	7.4	18.1	13.7	29.1
Other Asia/Pacific	9.3	11.2	16.9	17.4
Europe	3.6	4.9	9.0	9.7

Total	$51.3	$72.3	$96.6	$124.2

7. DISCONTINUED OPERATIONS:

     In August 2002, our Board of Directors approved a plan to discontinue operations of our AMP and SemiFab subsidiaries. Accordingly, these businesses were accounted for as discontinued operations and, therefore, the results of operations and cash flows were reclassified from our results of continuing operations to discontinued operations for all periods presented. We based the decision to discontinue these operations on an evaluation of, and decision to focus on our core business, concluding that AMP and SemiFab were not critical to our long-term strategy. We completed the sale of each business in March 2003.

     Summarized selected financial information for discontinued operations in the three and the six months ended September 30, 2002 is as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,

	2002	2002

Net sales	$3,945	$7,983
Loss before income taxes	(2,093)	(3,907)
Income taxes (benefit)	—	(454)

Net loss	$(2,093)	$(3,453)

8. ACQUISITIONS:

     ASYST SHINKO AMERICA (ASAM)

     In April 2003, ASI acquired the portion of Shinko Technologies, Inc., a subsidiary of Shinko Electric, Co., Ltd., or Shinko, that provided ongoing support to ASI’s North American AMHS customers. Shinko owns 49 percent of ASI. ASI renamed this subsidiary Asyst Shinko America (ASAM). The total purchase price, net of cash acquired, was approximately $1.2 million. A summary of assets acquired and liabilities assumed follows (in thousands):

Accounts receivable, net	$820
Inventories	315
Property and equipment, net	286
Other assets	30
Current liabilities	(662)

Net assets acquired	789
Goodwill	390

Net cash paid	$1,179

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

     ASYST SHINKO INC. (ASI)

     On October 16, 2002, we established a joint venture with Shinko called ASI. The joint venture develops, manufactures and markets Shinko’s market-leading AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, Asyst acquired 51 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees. The consolidated financial statements for the period ended September 30, 2003 include the results of ASI for the quarter and year-to-date. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141.

     A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. We amortize developed technology over a period of five years and the customer base and trademarks over a period of three years, using the straight-line method, with a weighted-average life of 4.4 years. The balance of the excess purchase price was recorded as goodwill. We have completed our final analysis of the acquisition and recorded all remaining adjustments in the second quarter of fiscal year 2004. A summary of the transaction is as follows (in thousands):

Total Enterprise Value	128,824
Transaction costs	1,796

$130,620

Less fair value of identifiable intangibles contributed by Shinko:
Net assets	1,036
Developed technology	44,500
Customer lists	18,800
In-process research and development	5,750

Excess of consideration over fair value of net assets acquired — Goodwill	$60,534

     The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS No. 141. The $60.5 million of goodwill arising from the acquisition is not deductible for tax purposes. We expensed $5.8 million of in-process research and development as part of the acquisition in the third quarter of fiscal 2003.

     Minority interest of $62.7 million was recorded at September 30, 2003, representing the minority interest of 49 percent of the fair value of ASI at the time of acquisition and the proportionate share of net income (loss) including its own interest in amortization of intangible assets and cumulative translation adjustment for the periods since acquisition.

     The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and short-term investments	$15,200
Other current assets	52,955
Property plant and equipment	3,332
Other assets	775
Current liabilities	(31,234)
Deferred tax liabilities	(26,586)
Pension and other long-term liabilities	(13,406)

Net assets acquired	$1,036

     As part of the acquisition, we assumed pension-related obligations. In addition, as certain pension obligations are included in the former owner of ASI’s pension plan, under certain remote circumstances, including bankruptcy and inability to pay by Shinko, we may have to assume up to $200 million of pension obligations. No recognition of this amount has been recorded to date as it is considered remote.

9. DEBT:

     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes, which provided us with aggregate proceeds of $82.9 million, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

     Asyst Japan Inc., or AJI, our Japanese subsidiary, had $21.6 million and $22.1 million of debt from banks in Japan at September 30, 2003 and March 31, 2003, respectively. The interest rates ranged from 1.4 percent to 3.0 percent as of September 30, 2003. Certain of AJI’s assets have been pledged as security for this debt. As of September 30, 2003, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling approximately $15.3 million. Additionally, Asyst U.S. has provided letters of guarantee to financial institutions in Japan covering substantially all of AJI’s debts.

     We have, and have fully drawn down, a $25.0 million 2-year revolving credit agreement with a commercial bank. The debt is due for repayment in October 2004. During the quarter ended September 30, 2003, we amended the financial covenants. As amended, we are required under the agreement to maintain compliance with financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis excluding depreciation, amortization and other non-cash items and minimum liquidity covenants. We must also meet a minimum liquidity covenant. We are in compliance with the covenants for the quarter ended September 30, 2003. The maximum net income/loss covenant requires that we substantially improve the financial performance for the quarter ending

December 31, 2003, compared to the quarter ended September 30, 2003. Non-compliance with these financial covenants in the future could result in this debt becoming immediately due and payable. Based upon uncertainty whether we will remain in compliance with all financial covenants in future periods, we have classified this debt as current at September 30, 2003. The amount of the credit line available may change based on the amount of receivables held.

     In September 2003 ASI entered into a short-term bank facility with a Japanese bank under which they may borrow up to approximately $27.0 million at September’s month-end exchange rate. The current interest rate is 1.395%. This facility primarily supports ASI’s working capital requirements during the construction of two projects currently in process in Japan where substantially all of the payment is expected upon completion of the project. ASI had outstanding borrowings of $4.5 million under this facility at September 30, 2003. Under terms of the bank facility, ASI must generate operating profits on a statutory basis. We are in compliance with the covenants for the quarter ended September 30, 2003.

10. RELATED PARTY TRANSACTIONS:

     At September 30, 2003, we held notes from two current non-officer employees totaling $0.4 million. These notes receivable are secured by deeds of trust on certain real property and/or pledged securities of Asyst owned by the employees and are included in other assets at September 30, 2003.

     Our majority-owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At September 30, 2003, significant balances owed (to) from Shinko were (in thousands):

Accounts and notes receivable from Shinko	$2,562
Accounts payable due to Shinko	$(4,770)
Accrued liabilities due to Shinko	$(6,048)

     In addition, ASI purchased various administrative and IT services from Shinko. During the six months ended September 30, 2003, there were no sales to Shinko and material and services purchased from Shinko were (in thousands):

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,

Material purchased	$(2,041)	$(3,989)
Services purchased	$(228)	$(490)

11. LEGAL PROCEEDINGS:

     On October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ‘421 patent”) and 4,974,166 (“the ‘166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. The case was subsequently narrowed to the ‘421 patent, and we sought monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. On October 9, 2003 the court (i) granted defendants’ motion for summary judgment to the effect that the defendants had not infringed those of our patent claims that were at issue and (ii) directed that judgment be entered for the defendants. The Court also denied defendants’ motion for judgment as to the invalidity of our asserted patents. In conjunction with entry of judgement, defendants requested that the Court direct us to pay defendants’ attorney’s fees and costs in the action, which potentially could be in excess of $5 million. No action has been taken at defendants request. We have filed a notice of appeal of both the order and the entry of judgment against us.

     On February 25, 2003, Mihir Parikh, our former Chief Executive Officer and Chairman of the Board, filed a demand for arbitration with the American Arbitration Association against us, alleging breach of his employment agreement, wrongful termination in violation of public policy, discrimination based on age, race and national origin, fraud and deceit, defamation and violation of the California Labor Code. On March 4, 2003, Dr. Parikh resigned as a member of our Board of Directors. On June 17, 2003, Dr. Parikh filed an amended demand for arbitration adding as respondents our Chief Executive Officer and Chairman of the Board, Stephen S. Schwartz, and three outside directors, Walter W. Wilson, Stanley J. Grubel and Anthony E. Santelli to all claims other than the breach of contract claim. Dr. Parikh seeks compensatory damages in excess of $5.0 million plus punitive damages and attorney’s fees. We deny Dr. Parikh’s allegations and intend to defend the action vigorously. The arbitration hearing has been scheduled tentatively for April 2004.

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30, 2003.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption “Risk Factors.”

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

     In response to the industry downturn, we have reduced costs in several areas. We reduced approximately 35 percent of our headcount in April 2003, due to ongoing weakness in our business, our outsourcing of manufacturing, and the sale of two discontinued operations and the wafer carrier business. We also announced plans to outsource our Japanese manufacturing operations. In October 2002, we began transitioning substantially all of our U.S. manufacturing to Solectron Corporation, which we believe will reduce our fixed manufacturing costs and improve our ability to respond to sales fluctuations. The transition was substantially completed in June 2003. Over the past two years, we have reduced our workforce from a peak of approximately 1,800 employees to approximately 550 employees.

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

     In October 2002, we purchased a 51 percent interest in Asyst Shinko, Inc., or ASI, a Japanese corporation, for $67.5 million of cash and transaction costs. The consolidated financial statements for the three- and six-month periods ended September 30, 2003 include the results of ASI. The acquisition has been accounted for as a purchase acquisition.

     In April 2003, our majority-owned joint venture, Asyst Shinko, Inc., or ASI, acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American AMHS customers from Shinko Electric, Co., Ltd. ASI renamed this subsidiary Asyst Shinko America, or ASAM.

     The above transactions were accounted for using the purchase method of accounting. Accordingly, our condensed consolidated statements of operations and of cash flows for the periods ended September 30, 2003 and September 30, 2002 include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

     Information with respect to our critical accounting policies and estimates may be found in our Annual Report on Form 10-K filed for the fiscal year ended March 31, 2003.

Three Months and Six Months Ended September 30, 2003 and 2002

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.6	61.0	83.0	64.0

Gross profit	23.4	39.0	17.0	36.0
Operating expenses:
Research and development	16.4	13.9	18.6	16.4
Selling, general and administration	29.0	24.0	33.7	27.3
Amortization of acquired intangible assets	9.3	2.7	9.9	2.9
Restructuring charges	1.0	4.2	5.0	2.4
Asset impairment charges	—	11.9	7.1	6.9
In-process research and development of acquired business	—	(0.6)	—	1.7

Total operating expenses	55.7	56.1	74.3	57.6

Operating loss	(32.3)	(17.1)	(57.3)	(21.6)
Other income (expense), net	(2.8)	(1.3)	(2.5)	(2.1)

Loss before provision (benefit) for/from income taxes, minority interest and discontinued operations	(35.1)	(18.4)	(59.8)	(23.7)
Provision (benefit) for/from income taxes	(1.9)	86.6	(2.5)	47.2

Minority interest	(1.4)	—	(1.7)	—

Loss from continuing operations	(31.8)	(105.0)	(55.6)	(70.9)

Discontinued operations, net of income tax	—	(2.9)	—	(2.8)

Net loss	(31.8)%	(107.9)%	(55.6)%	(73.7)%

Results of Operations

     Net Sales. We have two reportable segments: Fab Automation and AMHS. Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. We began tracking AMHS as a reportable segment with the acquisition of ASI in the third quarter of fiscal 2003.

     Segment information is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Fab Automation Products:
Net sales	$26.0	72.3	$49.6	$124.2
AMHS:
Net sales	25.3	—	47.0	—

Total:
Net sales	$51.3	$72.3	$96.6	$124.2

     Total net sales decreased by $21.0 million or 29 percent in the three months ended September 30, 2003 and by $27.6 million or 22.2 percent in the six months ended September 30, 2003. Total net sales include net sales of $25.3 million and $47.0 million by ASI during the three and six month periods. ASI was acquired in October 2002.

     Net sales of Fab Automation Products decreased by $46.3 million or 64 percent in the three months ended September 30, 2003 and by $74.6 million or 60 percent in the six months ended September 30, 2003. The decrease is mainly due to the general decline in the semiconductor equipment sector and sale of our wafer and reticle carrier product line during fiscal 2003. The product line generated $12.2 million and $23.2 million of revenue in the three months and the six months ended September 30, 2002, respectively.

     Our net sales by geography were as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

North America	$11.0	$26.0	$21.4	$48.2
Japan	20.0	12.1	35.6	19.8
Taiwan	7.4	18.1	13.7	29.1
Other Asia/Pacific	9.3	11.2	16.9	17.4
Europe	3.6	4.9	9.0	9.7

Total	$51.3	$72.3	$96.6	$124.2

     The increase in Japan in the three months and six months ended September 30, 2003 from the same periods in the prior year is primarily due to increase in AMHS sales, offset by decreases in our traditional business. All other regions were down due to lower sales activities in our traditional business in line with the downturn of the industry.

     Gross Profit. Gross profit decreased to $12.0 million, representing 23.4 percent of net sales, for the quarter ended September 30, 2003, compared to $28.2 million, or 39.0 percent of net sales, for the quarter ended September 30, 2002. The decline was mainly due to lower sales volumes in our Fab Automation Products business coupled with the acquisition of the ASI business that generates lower profit margins. The gross profit decline was favorably impacted by $2.3 million in product cost savings from the localization of our material purchasing in the Asia-Pacific region.

     Gross profit decreased $28.2 million to $16.4 million, or 17.0 percent of net sales, for the six months ended September 30, 2003, compared to $44.7 million, or 36.0 percent of net sales, in the corresponding period of the prior year. The decrease in gross margin was primarily due to lower sales volumes and the lower gross margin at ASI. The changes in the product mix to the new 300mm products also negatively impacted the first two quarters of fiscal 2004 as our 300mm products are early in their product life cycle and currently have low margins in comparison to our 200mm products. Swings in product mix may impact our gross margins on a quarter-over-quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect 300mm gross margins to improve. However, because of the anticipated size of the emerging 300mm product market, we face strong competition on price and features for these products from existing and new competitors.

     We believe that gross margin will increase several percentage points in the quarter ending December 31, 2003 from the gross margin in the quarter ended September 30, 2003. This anticipated increase is due to expected sales increases of approximately 10 percent as well as continued progress in our outsourcing strategy. Our gross margin will continue to be impacted by future changes in product mix and net sales volumes, as well as market competition.

     Research and Development. Research and development expenses decreased $1.7 million to $8.4 million for the quarter ended September 30, 2003, compared with $10.1 million for the quarter ended September 30, 2002. As a percentage of sales, research and development increased to 16.4 percent of sales in the quarter ended September 30, 2003, compared to 13.9 percent in the quarter ended September 30, 2002. The decrease in spending is due to headcount reductions and other spending cuts in the preceding quarters to reduce research and development expenses in response to declines in our net sales. Our second quarter fiscal 2004 results include approximately $1.4 million of research and development spending at ASI. Excluding ASI, research and development expenses were approximately $7.0 million, a decline of $3.1 million or 30.2 percent, from the second quarter of fiscal 2002. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales.

     Research and development expenses for the six months ended September 30, 2003 were $18.0 million, or 18.6 percent of revenue, compared to $20.4 million, or 16.4 percent of revenue, in the six months ended September 30, 2002. The decrease of $2.4 million is due to headcount reductions and other spending cuts during the past year to reduce expenses in response to declines in our sales, offset by spending at ASI. The decrease in our research and development expenses was achieved even as we accelerated efforts on key new products. Our research and development expenses vary as a percentage of net sales because these expenditures are based on long-term product development plans targeted toward future revenue opportunities and we may or may not modify our expenditures levels based on short-term changes in the actual or anticipated level of net sales.

     Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses decreased $2.4 million to $14.9 million in the quarter ended September 30, 2003, compared to $17.3 million for the quarter ended September 30, 2002. However, due to lower sales, SG&A expenses increased, as a percentage of sales, 4.9 percent to 29.0 percent for the quarter ended September 30, 2003, compared to 24.0 percent for the quarter ended September 30, 2002. SG&A expenses for the six months ended September 30, 2003 were $32.5 million, or 33.7 percent of net sales, compared to $33.9 million, or 27.3 percent of net sales, for the corresponding period of the prior year. The decrease was mainly due to substantial headcount reductions in the first half of fiscal 2004 and other spending controls to reduce expenses in response to declines in our sales, offset by $5.4 million of SG&A spending at ASI. Excluding the impact of additional costs assumed from ASI, our SG&A costs declined by $6.7 million, or approximately 19.9 percent, from the second quarter of fiscal 2003. This decrease was a result of SG&A headcount reductions in our traditional business throughout fiscal 2003 in response to lower sales, and a further substantial headcount reduction in April 2003.

     Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $4.8 million, or 9.3 percent of net sales, for the quarter ended September 30, 2003 and $1.9 million, or 2.7 percent of net sales, for the quarter ended September 30, 2002. Amortization expenses for acquired intangible assets were $9.6 million for the six months ended September 30, 2003 and $3.6 million for the six months ended September 30, 2002. The increases in amortization expense in the three months and the six months ended September 30, 2003 are primarily due to the acquisition of the ASI joint venture in the third quarter of fiscal 2003. We amortize acquired intangible assets over periods ranging from three to ten years.

     Restructuring Charges. The following table summarizes the activities in our restructuring accrual during the six months ended September 30, 2003 (in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	$470	$4,207	$—	$4,677

Additional accruals	160	327	—	487
Non-cash related utilization	—	—	—	—
Amounts paid in cash	(305)	(957)	—	(1,262)

Balance, September 30, 2003	$325	$3,577	$—	$3,902

     We incurred restructuring charges of $0.5 million during the quarter ended September 30, 2003, consisting primarily of severance costs from a reduction in our worldwide workforce and secondarily for exiting a facility in connection with our restructuring activities.

As a result of these restructuring activities, we terminated the employment of approximately 49 employees, mainly in manufacturing, from our international operations. We anticipate additional restructuring charges during the remainder of fiscal 2004 as we complete the workforce reductions and outsourcing of manufacturing in Japan.

     In the six months ended September 30, 2003, we incurred restructuring charges of $4.9 million, consisting primarily of severance costs from a reduction in workforce in April 2003. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds. We expect to utilize the remaining balance, primarily unused leased facilities, over the following three fiscal years. All remaining accrual balance are expected to be settled in cash.

     We incurred restructuring charges of $3.0 million in the six months ended September 30, 2002. The charges include severance charges of $0.8 million for approximately 215 manufacturing and other employees as a result of workforce reduction measures and contractual obligations of $0.6 million related to our manufacturing outsourcing agreement. An additional charge of $1.6 million relates to excess facilities that we had under lease but no longer intend to use as a result of the manufacturing outsourcing agreement.

     Asset Impairment Charges. We completed the sale of land in Fremont, California, in the quarter ended September 30, 2003. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004 we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time.

     In the quarter and the six months ended September 30, 2002, we wrote down the land held for sale by $7.1 million based on the estimated market value and $1.5 million to write off fixed assets that will not be used as we consolidated facilities and integrated our AMHS programs with ASI.

     In-process Research and Development Costs of Acquired Business. On May 29, 2002, ACT purchased substantially all of the assets of domainLogix Corporation, or DLC. In connection with the estimated purchase price allocation, $2.5 million was assigned to in-process research and development costs of acquired business, or IPR&D. IPR&D was subsequently adjusted to approximately $2.1 million as we completed our analysis of the fair value of intangible assets in the second quarter of fiscal 2003. The amount allocated to IPR&D was estimated through established valuation techniques in the high-technology industry and was expensed upon acquisition as it was determined that the projects had not reached technological feasibility at the time of our acquisition.

     Other Income (Expense), Net. The net increase in other income (expense) for the three months ended September 30, 2003 is due to higher interest expense on larger debt balances, foreign exchange losses due to the strengthening yen, offset by royalty income. The net decrease in other income (expense) for the six months ended September 30, 2003 is due to royalty income for the full six months more than offsetting higher interest expense due to the higher debt balances.

     Provision/Benefit from Income Taxes. We recorded a benefit from income taxes of $1.0 million for the quarter ended September 30, 2003, or 5.6 percent of our loss before income taxes. The benefit is primarily due to $1.6 million amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by tax provisions in our international subsidiaries. We recorded a benefit from income taxes of $2.4 million for the six months ended September 30, 2003. A tax benefit has been recognized in the three months and six months ended September 30, 2003 as we expect to have net income in Japan for the 12-month period ending March 31, 2004.

     We recorded an expense for income taxes of $62.7 million and $58.6 million for the quarter and six months ended September 30, 2002, respectively. As a result of the review undertaken at September 30, 2002, we concluded that it was appropriate to establish a full valuation allowance for our U.S. net deferred tax assets. The valuation allowance for deferred tax assets increased from $11.9 million at March 31, 2002, to approximately $74.5 million at September 30, 2002. We expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates the ability to utilize the assets.

     Minority Interest. Minority interest for the second quarter and year-to-date of fiscal 2003 were $0.7 million and $1.7 million, respectively. No minority interest was recorded in the quarter ended September 30, 2002. The amount for minority interest represents 49 percent interest of our joint venture partner, Shinko, in the operations of ASI.

     Discontinued Operations, net of income tax. There were no losses from discontinued operations for the three or six months of fiscal 2004 and the loss from discontinued operations was $2.1 million and $3.5 million for the three months and six months ended

September 30, 2002, respectively. We divested two of our subsidiaries, AMP and SemiFab, in March 2003 to allow us to better focus on our core business.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. As of September 30, 2003, we had approximately $77.4 million in cash and cash equivalents, $2.3 million in restricted cash, $46.5 million in working capital and $92.5 million in long-term debt and finance leases.

     Operating activities. Net cash used in operating activities was $38.4 million in the six months ended September 30, 2003, primarily consisting of our $53.7 million net loss, increases in receivables of $1.5 million and reductions in payables, accrued liabilities and deferred revenue of $4.8 million, as well as increases of prepaid expenses and other assets of $8.0 million. These uses of cash were partially offset by non-cash charges of $13.7 million for depreciation and amortization, $6.9 million for impairment in our land held for sale and $1.5 million for inventory reserves, as well as reductions in inventory of $4.4 million. The reductions in the current asset and liability accounts reflect our lower sales volume compared with the prior quarters.

     Net cash used in operating activities was $4.9 million in the six months ended September 30, 2002, primarily consisting of an $88.1 million net loss from continuing operations, and an $18.8 million increase in accounts receivable. These uses of cash were largely offset by a decrease in the net deferred tax asset of $59.4 million, a decrease in inventory of $10.6 million, non-cash charges for write-down of land and other restructuring of $9.8 million, an increase in accounts payable, accrued liabilities and deferred revenue of $7.1 million and non-cash charges of $9.4 million for depreciation and amortization. The increases in receivables, accounts payable, accrued liabilities and deferred revenue reflected substantial sales growth during the period. The decrease in inventory resulted from ongoing efforts to improve inventory turns as well as increased sales.

     Investing activities. Net cash provided by investing activities was $9.0 million in the six months ended September 30, 2003, due to the net proceeds of $12.1 million from the sale of land offset by the purchases of property and equipment of $1.9 million and ASAM acquisition of $1.2 million.

     Net cash used in investing activities during the six months ended September 30, 2002 was $12.4 million due to net purchases of short-term investments of $8.1 million and purchases of property and equipment of $4.3 million.

     Financing activities. Net cash provided by financing activities was $11.8 million for the six months ended September 30, 2003, including total loan proceeds of $7.5 million from a short-term borrowing and additional long-term debt in our Japanese subsidiaries, offset by $5.4 million of loan repayments in the first half of the year. Additionally, a total of $9.8 million was provided from issuance of common stock under our employee stock programs in the six months ended September 30, 2003. Substantial stock transactions resulted from exercises of stock options by terminated employees prior to the expiration of their stock options.

     Net cash provided by financing activities was $5.5 million for the six months ended September 30, 2002, due to net proceeds from short- and long-term borrowing of $1.3 million and $4.7 million from issuance of common stock under our employee stock programs.

     In September 2003 ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately $27.0 million at September’s month-end exchange rate. The current interest rate is 1.395%. This facility primarily supports ASI’s working capital requirements during the current construction of two projects currently in process in Japan where customers generally pay four to six months after acceptance of a completed project. ASI had outstanding borrowings of $4.5 million under this facility at September 30, 2003. Under terms of the bank facility, ASI must generate operating profits on a statutory basis.

     In October 2002, we entered into and fully drew down a $25.0 million two-year revolving credit agreement with a commercial bank. The debt is due for repayment in October 2004. Borrowings under the credit agreement bear interest at a rate indexed to LIBOR. As amended, we are required under the agreement to maintain compliance with financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis excluding depreciation, amortization and other non-cash items and minimum liquidity covenants. We must also meet a minimum liquidity covenant. We are in compliance with the covenants for the quarter ended September 30, 2003. The maximum net loss covenant requires that we substantially improve the financial performance for the quarter ending December 31, 2003 compared to the quarter ending September 30, 2003. The amount of the credit line available to us may change based on the amount of receivables we have and changes in the non-formulary piece of the credit line which is subject to periodic review and amendment. The credit agreement also restricts our ability to incur additional indebtedness; pay dividends and make distributions in respect of our capital stock; redeem capital stock; make investments or other restricted payments; engage in transactions with shareholders and affiliates; create liens; sell or otherwise dispose of assets; make payments on our subordinated debt; and engage in mergers and acquisitions. We cannot assure you that we will meet the quarterly net income/loss covenant in the quarter ending December 31, 2003 or in subsequent quarters. Based upon uncertainty whether we will remain in compliance with all financial covenants in future periods, we have classified this debt as current at September 30, 2003.

     On July 3, 2001, we completed the sale of $86.3 million of 53/4 percent convertible subordinated notes which provided us with aggregate proceeds of $82.9 million net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

     AJI had $21.6 million and $22.1 million of debt from banks in Japan at September 30, 2003 and March 31, 2003, respectively. The interest rates ranged from 1.4 percent to 3.0 percent as of September 30, 2003. Certain of AJI’s assets have been pledged as security for this debt. As of September 30, 2003, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling approximately $15.3 million. Additionally, Asyst U.S. has provided letters of guarantee to financial institutions in Japan covering substantially all of AJI’s debts. Certain notes of AJI will mature in the second half of fiscal 2004. We intend to renew or roll over these notes but we cannot assure you that we will be successful in renewing these notes.

     During the year ended March 31, 2003, we outsourced the majority of our remaining manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20.0 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. In the quarter ending December 31, 2003, we may be obligated to repurchase any of this inventory that is not used by Solectron in manufacturing our products. The buy-back of Solectron inventory is estimated to be $6.0 million. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron based on our forecasts and not used timely under terms of the outsourcing agreement. At September 30, 2003, we recorded a receivable of $2.3 million and the corresponding decrease in cost of sales for product cost savings from Solectron, primarily resulting from the localization of our material purchasing in the Asia-Pacific region.

     We anticipate that operating losses will constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through September 30, 2004.

     We expect to pursue additional funds to support our working capital and operating expense requirements or for other purposes within the next several quarters and we expect to raise these additional funds through an equity financing. However, financing may not be available to us on a timely basis, if at all, or, if available, on terms acceptable to us and not dilutive to our shareholders.

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 to date did not have a significant impact on our consolidated financial statements.

     In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”. This issue focuses solely on whether non-software deliverables included in arrangement that contain more than incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more than incidental to the products or services as a whole, only the software and software related elements are included within the scope of SOP 97-2. Software related elements include software related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 will be effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. We are currently in the process of determining the effect, if any, the adoption of EIFF Issue No. 03-5 will have on our consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the Financial Accounting Standards Board deferred the latest date by which all public entities must apply FIN No. 46, to the first reporting period ending after December 15, 2003. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 to date has not had a significant impact on our consolidated financial statements.

Risk Factors

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward- looking statements.

Risks Related to Our Business

We have significant existing debts; the restrictive covenants under some of our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to pay some or all of this indebtedness our financial position would be severely and adversely affected.

      We have a significant amount of outstanding indebtedness. At September 30, 2003, our long-term debt was $92.5 million, and our short-term debt was $45.5 million, for an aggregate of $138.0 million. We have entered into a $25.0 million revolving credit agreement with Comerica Bank — California, which facility has been fully drawn down and expires in October 2004. We have $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004. Our majority-owned joint venture, Asyst Shinko, Inc., or ASI, entered into a short-term facility with a Japanese bank under which it may borrow up to approximately $27.0 million, of which $4.5 million is currently outstanding. We have also guaranteed the loans of our Japanese subsidiary, Asyst Japan, Inc., or AJI, which loans total approximately $22.3 million.

      Our revolving credit agreement with Comerica requires us to maintain compliance with numerous financial covenants. In the past, we have had to obtain waivers for noncompliance with these covenants and amendments of these covenants in order to remain in compliance. After giving effect to recent amendments, we are in compliance with the covenants for the quarter ended September 30, 2003. In order for us to comply with our financial covenants, including in particular the maximum net loss covenant for the quarter ended December 31, 2003, we will need to substantially improve our financial performance in that quarter compared to the quarter ended September 30, 2003. The covenants contained in our credit agreement with Comerica restrict our ability to take certain actions, including our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	redeem capital stock;

•	make investments or other restricted payments;

•	engage in transactions with shareholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our debt, other than in the ordinary course; and

•	engage in mergers and acquisitions.

      We may be unable to meet the financial covenants contained in our credit agreement with Comerica in the quarter ended December 31, 2003 and in subsequent quarters. Specifically, we may be unable to meet the maximum loss covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assure you that the bank will again grant waivers and amend the covenants, and Comerica may require us to repay the outstanding balance.

      Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. Additionally, upon an event of default, the Japanese banks may call the loans outstanding at AJI, requiring repayment, which we have guaranteed.

      As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies. Forced repayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

We may not be able to secure additional financing to meet our future capital needs; if we do secure financing, it may be on unfavorable terms.

      Our operations are currently consuming cash and are expected to continue to do so for the next few quarters. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

If we fail to maintain our position in Automated Materials Handling Systems, through our ASI joint venture, our growth prospects could be negatively impacted.

      Sales of Automated Material Handling Systems, or AMHS, accounted for approximately 50 percent of our sales in the quarter ended September 30, 2003 and will be an important component of our future revenues. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, ASI, of which we acquired 51 percent in the third quarter of fiscal 2003. While we have effective operating control of ASI, certain major decisions require the approval of our joint venture partner, Shinko Electric Co., Ltd., and our future success depends in part on the strength of our relationship with our joint venture partner. Other than a right of first refusal if our joint venture partner is considering selling its stake, we have no mechanism to acquire the 49 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, we may not have sufficient funds available to facilitate such acquisition. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively could harm our business.

      Orders for AMHS are relatively large, often exceeding $20 million for a given project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacture and installation of these systems at our customers’ manufacturing facilities can take up to 6 months. We recognize revenue and costs for AMHS based on percentage of completion because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for our Japanese AMHS customers require payment to be made 6 months after customer acceptance of the installation. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital. Further, gross margins on our AMHS sales are lower than those for our other products. Our overall financial performance will therefore be impacted by the mix of sales between AMHS and other products in a given period.

If we are unable to successfully increase our sales of AMHS to FPD manufacturers, or if the FPD industry enters a cyclical downturn, our growth prospects could be negatively impacted.

      In recent quarters, ASI has begun to sell AMHS to FPD manufacturers. While we believe that FPD AMHS presents a significant opportunity for growth, the size of this market opportunity depends in large part on capital expenditures by FPD manufacturers. The market for FPD products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for manufacturing and automation equipment. If the FPD market enters into a cyclical downturn, demand for our FPD AMHS may be significantly reduced, impacting our growth prospects.

      As a relatively new entrant to the FPD equipment market, we do not have the customer relationships that our competitors have. Similarly, our relative inexperience in the FPD industry may cause us to misjudge important trends and dynamics in this market. If we are unable to anticipate future customer needs in the FPD market our growth prospects may be severely reduced.

The timing of the transition to 300mm technology is uncertain and competition may be intense.

      The 300mm market is still relatively new. We have invested, and are continuing to invest, substantial resources to develop new systems and technologies to automate the processing of 300mm wafers. However, the timing of the industry’s transition from the current, widely-used 200mm manufacturing technology to 300mm manufacturing technology is uncertain, partly as a result of the recent period of reduced wafer fabrication capacity utilization. Delay in the adoption of 300mm manufacturing technology could adversely affect our future revenue. Manufacturers who are implementing factory automation in new 300mm fabs may seek to purchase systems from multiple vendors. Competition, including price competition, for these 300mm orders is intense. We face increased competition for our 300mm products from a number of new entrants because of the development of Semiconductor Equipment and Materials International, or SEMI, standards for 300mm products.

Our gross margins on 300mm products may be lower than on 200mm products, which could result in decreased profitability.

      The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition in this product area and we sell a greater percentage of our 300mm products to OEMs rather than directly to semiconductor manufacturers. Manufacturing costs are generally higher in the early stages of new product introduction and decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. However, we cannot assure you that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products, which will be supplied primarily by contract manufacturers. SEMI standards for 300mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating pricing pressure. While semiconductor manufacturers purchased a majority of 200mm tool automation products, OEMs are purchasing most of the tool automation products for 300mm. Sales to OEMs typically have lower gross margins.

      These factors may prevent us from achieving or maintaining similar relative pricing and gross margin performance on 300mm products as we have achieved on 200mm products.

If our fully-integrated tool front-end solutions are not widely accepted, our financial performance could be negatively impacted.

      The decision by OEMs to adopt our tool front-end, or portal, solutions for a large product line involves significant organizational, technological and financial commitments by the OEMs. OEMs expect these portal solutions to meet stringent design, reliability and delivery specifications. If we fail to satisfy these expectations, whether based on limited or expanded sales levels, OEMs will not adopt our portal solutions. We cannot ensure that these tools will be widely accepted in the marketplace or that additional OEMs will adopt them. We have invested significant time and expense in the development of Spartan, our next generation portal offering specifically designed for the 300mm market. While we believe Spartan may improve our competitive position and gross margins in the 300mm industry, if the market acceptance of Spartan is less than we have forecast or if the timing of this acceptance is delayed, our financial performance could be impacted. Notwithstanding our solutions, OEMs may purchase components to assemble or invest in the development of their own comparable portals. If our solutions are not adopted by OEMs, our prospects will be negatively impacted and our profits substantially harmed.

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet their needs on a timely basis.

      We do not have long-term contracts with our customers, and our sales are typically made pursuant to individual purchase orders. Accordingly:

•	our customers can cease purchasing our products at any time without penalty;

•	our customers are free to purchase products from our competitors;

•	we are exposed to competitive price pressure on each order; and

•	our customers are not required to make minimum purchases.

      Customer orders are often received with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we could lose sales and customers.

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business.

      The markets in which we sell our products comprise a relatively small number of customers, primarily OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycle to new customers ranges from 6 to 12 months from initial inquiry to placement of an order, depending on the complexity of the project. This extended sales cycle makes the timing of customer orders uneven and difficult to predict. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. Generally, our customers may cancel or reschedule shipments with limited or no penalty.

      Our customers’ demand for our products is largely driven by the timing of new fab construction and the upgrading of existing fabs initiated by those customers. As such, when we complete projects for a customer, business from that customer will decline substantially unless it undertakes additional projects incorporating our products. The high cost of building a fab is causing increasing numbers of semiconductor manufacturers to outsource the manufacturing of their semiconductors to foundries. This trend toward foundry outsourcing, combined with increasing consolidation within the semiconductor industry, could continue to decrease the number of our potential customers and increase our dependency on our remaining customers. We may not be able to retain our largest customers or attract new customers, and our OEM customers may not be successful in selling the OEM equipment in which our systems are embedded. Our success will depend on our continued ability to develop and manage relationships with significant customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, some of our customers may in the future shift their purchases of products from us to our competitors. Additionally, the inability to successfully develop relationships with new customers or the need to provide future price concessions would have a negative impact on our business.

      If we are unable to collect a receivable from a large customer, our financial results will be negatively impacted. In addition, since each customer represents a significant percentage of net sales, the timing of the completion of an order can lead to a fluctuation in our quarterly results.

Most of our manufacturing is outsourced and we rely on a single contract manufacturer for much of our product manufacturing.

      We have outsourced the manufacturing of most of our products. Solectron currently manufactures, under a long-term contract, our products, other than AMHS and our Japanese robotics products. ASI outsources a large portion of its AMHS manufacturing to third parties. In the future we may increase our dependence on contract manufacturers. Outsourcing may not yield the benefits we expect, and instead could result in increased product costs, and product delivery delays.

      Outsourced manufacturing could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements. From time to time, we have experienced delays in receiving products from Solectron. Problems with quality or timeliness could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor, availability of raw materials or components to the outsourced vendor, improper product specifications, and the learning curve to commence manufacturing at a new outsourced site. Our contract with Solectron contains minimum purchase commitments which, if not met, could result in increased costs, which would adversely affect our gross margins. We must also provide Solectron with forecasts and targets based on actual and anticipated demand, which we may not be able to do effectively or efficiently. If Solectron purchases inventory based on our forecasts, and that inventory is not used, we must repurchase the unused inventory, which would adversely affect both our cash flows and our gross margins. If product supply is adversely affected because of problems in outsourcing we may lose sales and profits.

      Our outsourcing agreement with Solectron includes commitments from Solectron to adjust, up and down, manufacturing volume based on updates to our forecast demand. However, Solectron may be unable to meet these commitments and, even if it can, may be unable to react efficiently to rapid fluctuations in demand. If our agreement with Solectron terminates or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for most of our products in a timely manner. If our agreement with Solectron terminates, we may be unable to find another suitable outsource manufacturer.

      Any delays in meeting customer demand or quality problems resulting from product manufactured at an outsourced location could result in lost or reduced future sales to key customers and could have a material negative impact on our net sales and results of operations.

Shortages of components necessary for product assembly by Solectron or us can delay shipments to our customers and can lead to increased costs, which may negatively impact our financial results.

      When demand for semiconductor manufacturing equipment is strong, suppliers, both domestic and international, strain to provide components on a timely basis. We have outsourced the manufacturing of many of our products, and disruption or termination of supply sources to our contract manufacturers or us could have a serious adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a limited group of suppliers or in some cases, may come from a single supplier. A prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases for components and as a result, could decrease our margins and negatively impact our financial results.

If we are unable to develop and introduce new products and technologies in a timely manner, our business could be negatively impacted.

      Semiconductor equipment and processes are subject to rapid technological changes. The development of more complex semiconductors has driven the need for new facilities, equipment and processes to produce these devices at an acceptable cost. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products in a timely manner. We often require long lead times for development of our products, which requires us to expend significant management effort and incur material development costs and other expenses. During development periods we may not realize corresponding revenue in the same period, or at all. We may not succeed with our product development efforts and we may not respond effectively to technological change, which could have a negative impact on our financial condition and results of operations.

We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the intellectual property rights of others.

      We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to take reasonable steps to protect our patent rights, we cannot assure you that our patents and other intellectual property rights will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others.

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

      There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Litigation may be necessary to enforce our patents, to protect our trade secrets or know how, to defend us against claimed infringement of the rights of others or to determine the scope and validity of the patents or intellectual property rights of others. Any litigation could result in substantial cost to us and divert the attention of our management, which by itself could have an adverse material effect on our financial condition and operating results. Further, adverse determinations in any litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products. Any of these effects could have a negative impact on our financial condition and results of operations.

      The intellectual property laws in Asia do not protect our intellectual property rights to the same extent as do the laws of the United States. It may be necessary for us to participate in proceedings to determine the validity of our, or our competitors’, intellectual property rights in Asia, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights in Asia, our future business, operating results and financial condition could be adversely affected.

We may not be able to efficiently integrate the operations of our acquisitions and may incur substantial losses in the divestiture of assets or operations.

      We have made and may continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, has in the past presented and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations. For example, in fiscal 2003, we decided to discontinue operations of our SemiFab and AMP subsidiaries, both of which we had acquired in February 2001, as these subsidiaries were generating significant operating losses and not considered critical to our long-term strategy. These subsidiaries were sold at the end of fiscal 2003 at a substantial loss. The dedication of management resources to such integrations or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to successfully rationalize our acquisitions or divestitures. The difficulties of integration may increase because of the necessity of combining personnel with disparate business backgrounds and combining different corporate cultures. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. Consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result if shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

As our quarterly and yearly operating results are subject to variability, comparisons between periods may not be meaningful; this variability in our results could cause our stock price to decline.

      Our revenues and operating results can fluctuate substantially from quarter to quarter and year to year depending on factors such as:

•	general trends in the overall economy, electronics industry and semiconductor manufacturing industry;

•	fluctuations in the semiconductor equipment market;

•	changes in customer buying patterns;

•	the degree of competition we face;

•	the size, timing and product mix of customer orders;

•	lost sales due to any failures in the outsourcing of our manufacturing;

•	the availability of key components;

•	the timing of product shipment and acceptance, which are factors in determining when we recognize revenue; and

•	the timely introduction and acceptance of new products.

      These and other factors increase the risk of unplanned fluctuations in our net sales. A shortfall in net sales in a quarter or a fiscal year as a result of these factors could negatively impact our operating results for that period. Given these factors, we expect quarter-to-quarter and year-to-year performance to fluctuate for the foreseeable future. As a result, period-to-period comparisons of our performance may not be meaningful, and you should not rely on them as an indication of our future performance. In one or more future periods, our operating results may be below the expectations of public market analysts and investors, which may cause our stock price to decline.

We face significant economic and regulatory risks because a majority of our net sales are from outside the United States.

      A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Singapore and Europe. International sales were 61 percent of our net revenue for our 2001 fiscal year, 55 percent in our 2002 fiscal year and 65 percent in our 2003 fiscal year and 78 percent for the first six months of our 2004 fiscal year. We expect that international sales will continue to represent a significant portion of our total revenue in the future. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

•	exposure to currency fluctuations;

•	the imposition of governmental controls;

•	the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States;

•	the need to comply with a wide variety of foreign and U.S. export laws;

•	political and economic instability;

•	terrorism and anti-American sentiment;

•	trade restrictions;

•	changes in tariffs and taxes;

•	longer payment cycles; and

•	the greater difficulty of administering business overseas.

      Any kind of political or economic instability in parts of Asia where we do business, can have a severe negative impact on our operating results due to the large concentration of our sales activities in this region. For example, during 1997 and 1998, several Asian countries, including Taiwan and Japan, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. The economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

      Although we invoice a majority of our international sales in United States dollars, for sales in Japan, we invoice our sales in Japanese yen. Future changes in the exchange rate of the U.S. dollar to the Japanese yen may adversely affect our future results of operations. We do not currently engage in active currency hedging transactions. Nonetheless, as we expand our international operations, we may allow payment in additional foreign currencies and our exposure to losses in foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products or reduce our customers’ ability to purchase our products.

      Asian and European courts might not enforce judgments rendered in the United States. There is doubt as to the enforceability in Asia and Europe of judgments obtained in any federal or state court in the United States in civil and commercial matters. The United States does not currently have a treaty with many Asian and European countries providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of a fixed debt or sum of money rendered by any federal or state court in the United States based on civil liability would not automatically be enforceable in many European and Asian countries.

Our current and planned operations may strain our resources and increase our operating expenses.

      We may expand our operations through both internal growth and acquisitions. We expect that this expansion will strain our systems and operational and financial controls. In addition, we may incur higher operating costs. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited. Our officers have limited experience in managing large or rapidly growing businesses.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, our business would be harmed.

      Our success depends, in large part, on the continued contributions of our key management and other key personnel, many of whom are highly skilled and would be difficult to replace. In particular, the services of Dr. Stephen Schwartz, Chairman of our Board of Directors, Chief Executive Officer and President, who has led our company since August 2002 and been Chairman since January 2003, are very important to our business. None of our senior management, key technical personnel or key sales personnel is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or key personnel could harm our business.

      Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. If we fail to do this, business would be harmed.

      Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our Chief Financial Officer joined us during the current quarter. Our future success will depend to a significant extent on the ability of our management team to work effectively together.

Representatives of Arthur Andersen LLP are not available to consent to the inclusion of Arthur Andersen LLP’s reports on our financial statements and incorporated in our SEC filings, and you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933.

      Arthur Andersen LLP was previously our independent accountant. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen has ceased practicing before the SEC. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements into which our Annual Report on Form 10-K may be incorporated by reference, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. In light of the cessation of Arthur Andersen’s SEC practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Because representatives for Arthur Andersen are not available to provide the consents required for the inclusion of its report on our consolidated financial statements for the year ended March 31, 2001, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in these financial statements audited by Arthur Andersen.

Risks Related to Our Industry

The semiconductor manufacturing industry is highly cyclical, and these cycles can harm our operating results.

      Our business is largely dependent upon the capital expenditures of semiconductor manufacturers. Semiconductor manufacturers are dependent on the then-current and anticipated market demand for semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or decreases in demand for semiconductors, are difficult to predict and often have a severe adverse effect on the semiconductor industry’s demand for semiconductor manufacturing equipment. Sales of equipment to semiconductor manufacturers may be significantly more cyclical than sales of semiconductors, as the large capital expenditures required for building new fabs or facilitizing existing fabs is often delayed until semiconductor manufacturers are confident about increases in future demand. If demand for semiconductor equipment remains depressed for an extended period, it will seriously harm our business.

      Since 2000, our industry has been experiencing a significant downturn due to decreased worldwide demand for semiconductors. During this downturn, most of our customers have reduced capital expenditures, which has adversely impacted our business. Excluding sales of ASI, which was acquired during the third quarter of fiscal 2003, our net sales declined sequentially in the third and fourth quarter of fiscal 2003 and again in the first quarter of fiscal 2004. Although our net sales in the second quarter ended September 30, 2003 increased $6.1 million, or 13.5 percent, from the first quarter of fiscal 2004, we cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development and engineering that are necessary to maintain our competitive position, which could seriously harm our long-term business prospects.

      We believe that the cyclical nature of the semiconductor industry will continue, leading to periodic industry downturns, which may seriously harm our business and financial position.

We may not effectively compete in a highly-competitive semiconductor equipment industry.

      The markets for our products are highly competitive and subject to rapid technological change. We currently face direct competition with respect to all of our products. A number of our competitors may have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than those available to us.

      Brooks Automation, Inc., or Brooks, and TDK Corporation of Japan are our primary competitors in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as from Brooks, and a number of smaller competitors. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Newport Corp., Rorze Corporation and Yasukawa Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks. Our wafer and reticle sorters compete primarily with products from Recif, Inc. and Brooks. In addition, the transition to 300mm wafers is likely to draw new competitors to the semiconductor automation market. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies such as Brooks, as well as new competition from semiconductor equipment and cleanroom construction companies.

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

      Companies in the semiconductor capital equipment industry face continued pressure to reduce costs. Pricing actions by our competitors may require us to make significant price reductions to avoid losing orders. Further, our current and prospective customers continuously exert pressure on us to lower prices, shorten delivery times and improve the capabilities of our products. Failure to respond adequately to such pressures could result in a loss of customers or orders.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     There has not been a material change in our exposure to interest rate and foreign currency exchange risks since March 31, 2003, the end of our preceding fiscal year.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by periodically positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed-rate securities have their fair market value adversely affected due to rise in interest rates. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2003, the fair market value of these investments would decline by an immaterial amount. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in the U.S. dollar, except in Japan, therefore reducing the foreign currency risk factor. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10 percent from the level at September 30, 2003, our quarterly results of operations may improve or deteriorate in the range of $1.0 million. Although we do not anticipate any significant fluctuations within a quarter, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

Item 4 — Controls and Procedures

     Introduction. Rules promulgated under the Securities Exchange Act of 1934, as amended, or the Act, define “disclosure controls and procedures” to mean controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms (“Disclosure Controls”). New rules promulgated under the Act define “internal control over financial reporting” to mean a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements (“Internal Controls”).

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

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Office, or CEO, and our Chief Financial Officer, or CFO, are responsible for establishing and maintaining our Disclosure Controls and Procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls and Procedures as of September 30, 2003, have concluded that our Disclosure Controls and Procedures are effective to provide reasonable assurances that our Disclosure Controls and Procedures will meet their defined objectives.

     Changes in Internal Controls. During the period covered by this report, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     On October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ‘421 patent”) and 4,974,166 (“the ‘166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. The case was subsequently narrowed to the ‘421 patent, and we sought monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. On October 9, 2003 the court (i) granted defendants’ motion for summary judgment to the effect that the defendants had not infringed those of our patent claims that were at issue and (ii) directed that judgment be entered for the defendants. The Court also denied defendants’ motion for judgment as to the invalidity of our asserted patents. In conjunction with entry of judgement, defendants requested that the Court direct us to pay defendants’ attorney’s fees and costs in the action, which potentially could be in excess of $5 million. No action has been taken at defendants request. We have filed a notice of appeal of both the order and the entry of judgment against us.

     On February 25, 2003, Mihir Parikh, our former Chief Executive Officer and Chairman of the Board, filed a demand for arbitration with the American Arbitration Association against us, alleging breach of his employment agreement, wrongful termination in violation of public policy, discrimination based on age, race and national origin, fraud and deceit, defamation and violation of the California Labor Code. On March 4, 2003, Dr. Parikh resigned as a member of our Board of Directors. On June 17, 2003, Dr. Parikh filed an amended demand for arbitration adding as respondents our Chief Executive Officer and Chairman of the Board, Stephen S. Schwartz, and three outside directors, Walter W. Wilson, Stanley J. Grubel and Anthony E. Santelli to all claims other than the breach of contract claim. Dr. Parikh seeks compensatory damages in excess of $5.0 million plus punitive damages and attorney’s fees. We deny Dr. Parikh’s allegations and intend to defend the action vigorously. The arbitration hearing has been scheduled tentatively for April 2004.

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of September 30 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on September 23, 2003 for the purpose of: (1) electing directors to serve for the ensuing year and until their successors are elected; (2) approving our 2003 Equity Incentive Plan; (3) approving our 1993 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under this plan by 550,000 shares; and (4) ratifying the selection of PricewaterhouseCoopers LLP as our independent auditors for the 2004 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Shareholders passed all proposals. The final vote on the proposals was recorded as follows:

Proposal 1:

Stephen S. Schwartz, Ph.D. was elected to the board of directors to serve for the ensuing year and until a successor is elected with 31,186,761 votes for and 1,780,629 votes withheld.

P. Jackson Bell was elected to the board of directors to serve for the ensuing year and until a successor is elected with 31,968,671 votes for and 998,719 votes withheld.

Stanley Grubel was elected to the board of directors to serve for the ensuing year and until a successor is elected with 32,000,571 votes for and 966,819 votes withheld.

Robert A. McNamara was elected to the board of directors to serve for the ensuing year and until a successor is elected with 31,969,571 votes for and 997,819 votes withheld.

Anthony E. Santelli was elected to the board of directors to serve for the ensuing year and until a successor is elected with 31,997,531 votes for and 969,859 votes withheld.

Walter W. Wilson was elected to the board of directors to serve for the ensuing year and until a successor is elected with 31,967,972 votes for and 999,418 votes withheld.

Tsuyoshi Kawanishi was elected to the board of directors to serve for the ensuing year and until a successor is elected with 32,006,587 votes for and 960,803 votes withheld.

Proposal 2:

     Our 2003 Equity Incentive Plan was approved by the following vote:

“FOR”	“AGAINST”	“ABSTAIN”

20,283,211	12,578,559	105,620

Proposal 3:

     Our amendment to the 1993 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under this plan by 550,000 shares was approved by the following vote:

“FOR”	“AGAINST”	“ABSTAIN”

31,357,746	1,475,453	134,191

Proposal 4:

     The selection of PricewaterhouseCoopers LLP as our independent auditors for the 2004 fiscal year was ratified by the following vote:

“FOR”	“AGAINST”	“ABSTAIN”

31,713,591	1,209,853	43,946

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Articles of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.
4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.
10.45	Amendment No. 2 to Loan and Security Agreement between the Company and Comerica Bank— California, dated as of March 17, 2003.
10.46	Amendment No. 3 to Loan and Security Agreement between the Company and Comerica Bank— California, dated as of September 26, 2003.
10.47	Change-In-Control Agreement between the Company and Stephen S. Schwartz, dated as of October 20, 2003.
10.48	Change-In-Control Agreement between the Company and David L. White, dated as of November 7, 2003.
10.49	Agreement for Purchase and Sale of 44960 Warm Springs Boulevard, Fremont, California, between the Company and Milpitas Square 880 @ 237, LLC, dated as of June 13, 2003.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(b) Reports on Form 8-K.

     1.     On August 5, 2003, we filed a Current Report on Form 8-K, dated July 22, 2003, to furnish our public announcement of Board approval of a change of our fiscal year end from March 31 to the last Saturday in March beginning with the 2004 fiscal year and preliminary results for our first fiscal quarter ended June 30, 2003.

     2.     On September 18, 2003, we filed a Current Report on Form 8-K, dated September 16, 2003, to furnish our public announcement that Geoffrey Ribar, our former Senior Vice President and Chief Financial Officer, was leaving Asyst.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: November 12, 2003	By:	/s/ David L. White

David L. White
Senior Vice President
Chief Financial Officer

Signing on behalf of the registrant and as the
principal accounting and financial officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Articles of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.
4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.
10.45	Amendment No. 2 to Loan and Security Agreement between the Company and Comerica Bank— California, dated as of March 17, 2003.
10.46	Amendment No. 3 to Loan and Security Agreement between the Company and Comerica Bank— California, dated as of September 26, 2003.
10.47	Change-In-Control Agreement between the Company and Stephen S. Schwartz, dated as of October 20, 2003.
10.48	Change-In-Control Agreement between the Company and David L. White, dated as of November 7, 2003.
10.49	Agreement for Purchase and Sale of 44960 Warm Springs Boulevard, Fremont, California, between the Company and Milpitas Square 880 @ 237, LLC, dated as of June 13, 2003.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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