Form 10-Q
period 2003-12-31
ASYST TECHNOLOGIES INC /CA/
filed 2004-02-10
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes      [X]      No      [  ]

The number of shares of the Registrant’s Common Stock, no par value, outstanding as of January 31, 2004 was 46,962,494.

ASYST TECHNOLOGIES, INC.

Page No.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets — December 31, 2003 and March 31, 2003	3
Condensed Consolidated Statements of Operations — Three Months and Nine Months Ended December 31, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Cash Flows — Nine Months Ended December 31, 2003 and December 31, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
Part II. Other Information
Item 1. Legal Proceedings	37
Item 6. Exhibits and Reports on Form 8-K	38
Signatures	40
Exhibit Index	41
Exhibit 10.50
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	December 31,	March 31,
	2003	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,406	$96,214
Restricted cash	2,341	3,088
Accounts receivable, net of allowance for doubtful accounts of $5,214 and $4,880 at December 31, 2003 and March 31, 2003, respectively	122,699	74,878
Inventories	20,577	22,204
Prepaid expenses and other	10,613	10,317

Total current assets	278,636	206,701

Property and equipment, net	23,799	24,295
Goodwill	71,503	65,505
Intangible assets, net	70,210	76,862
Other assets	2,573	21,862

Total assets	$446,721	$395,225

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$23,888	$17,976
Current portion of long-term debt and finance leases	2,544	1,273
Accounts payable	53,286	36,527
Accounts payable-related party	12,681	8,500
Accrued liabilities and other	52,026	50,572
Deferred revenue	2,779	2,130

Total current liabilities	147,204	116,978

LONG-TERM LIABILITIES:
Long-term debt and finance leases, net of current portion	91,993	114,812
Deferred tax liability	24,181	23,754
Other long-term liabilities	12,340	12,754

Total long-term liabilities	128,514	151,320

MINORITY INTEREST	63,310	58,893

SHAREHOLDERS’ EQUITY
Common stock	444,247	332,569
Deferred stock-based compensation	(3,215)	(3,992)
Accumulated deficit	(340,996)	(265,248)
Accumulated other comprehensive income	7,657	4,705

Total shareholders’ equity	107,693	68,034

Total liabilities, minority interest and shareholders’ equity	$446,721	$395,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

NET SALES	$74,888	$75,624	$171,505	$199,807
COST OF SALES	64,301	56,495	144,475	135,955

Gross profit	10,587	19,129	27,030	63,852

OPERATING EXPENSES:
Research and development	9,204	11,160	27,219	31,510
Selling, general and administrative	18,755	20,462	51,274	54,346
Amortization of acquired intangible assets	5,271	5,707	14,834	9,273
Restructuring and other charges	1,743	2,519	6,593	7,019
Asset impairment charges	—	8,398	6,853	15,519
In-process research and development of acquired business	—	5,750	—	7,834

Total operating expenses	34,973	53,996	106,773	125,501

Operating loss	(24,386)	(34,867)	(79,743)	(61,649)
OTHER INCOME (EXPENSE):
Interest income and other income (expense)	(407)	(777)	705	(520)
Interest expense	(1,798)	(1,801)	(5,298)	(4,708)

Other income (expense), net	(2,205)	(2,578)	(4,593)	(5,228)

Loss before provision (benefit) from income taxes, minority interest and discontinued operations	(26,591)	(37,445)	(84,336)	(66,877)
PROVISION (BENEFIT) FROM INCOME TAXES	(2,117)	—	(4,502)	58,628
MINORITY INTEREST	(2,417)	(4,824)	(4,086)	(4,824)

LOSS FROM CONTINUING OPERATIONS	(22,057)	(32,621)	(75,748)	(120,681)
DISCONTINUED OPERATIONS, net of income tax	—	(8,300)	—	(11,753)

NET LOSS	$(22,057)	$(40,921)	$(75,748)	$(132,434)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.52)	$(0.86)	$(1.89)	$(3.23)
Discontinued operations, net of income tax	—	(0.22)	—	(0.32)

Net loss	$(0.52)	$(1.08)	$(1.89)	$(3.55)

SHARES USED IN THE PER SHARE CALCULATION – basic and diluted	42,206	37,932	40,066	37,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	December 31,	December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,748)	$(132,434)
Less: loss from discontinued operations	—	11,753

Net loss from continuing operations	(75,748)	(120,681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,732	19,928
Minority interest in net loss in consolidated subsidiary	(4,086)	—
Stock-based compensation	1,749	2,243
Provision for doubtful accounts	334	(400)
Provision for excess inventories	2,566	—
Non-cash charges for restructuring and write-down of land	6,853	10,317
In-process research and development of acquired business	—	7,834
Deferred tax asset, net	(3,849)	59,432
Impairment of goodwill and other intangible assets	—	8,398
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(37,092)	(17,473)
Inventories	1,124	30,598
Prepaid expenses and other assets	4,182	362
Accounts payable, accrued liabilities and deferred revenue	12,040	23,210

Net cash provided by (used in) operating activities	(70,195)	23,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(9,000)
Sale (purchase) of restricted cash and cash equivalents and short-term investments	987	(22,500)
Sale or maturity of restricted cash and cash equivalents and short-term investments	—	24,716
Net proceeds from sale of land	12,106	—
Net cash used in acquisitions	(1,179)	(52,296)
Purchase of property and equipment	(4,097)	(7,271)

Net cash provided by (used in) investing activities	7,817	(66,351)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from short-term and long-term loans	13,957	27,995
Repayment of short-term debt, long-term debt and finance leases	(32,837)	(620)
Issuance of common stock	110,704	1,922

Net cash provided by financing activities	91,824	29,297

Effect of exchange rate changes on cash and cash equivalents	(3,254)	3,880

Net cash provided by (used in) continuing operations	26,192	(9,406)
Net cash used in discontinued operations	—	(5,038)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,192	(14,444)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,214	74,577

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,406	$60,133

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

     The above transactions were accounted for using the purchase method of accounting. Accordingly, our condensed consolidated statements of operations and of cash flows for the periods ended December 31, 2003 and December 31, 2002 include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which we consider necessary for the fair presentation of the results of operations for the interim periods covered and of our financial condition at the date of the interim balance sheet. Certain information and footnote disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. All significant inter-company accounts and transactions have been eliminated. Minority shareholder’s interest represents the minority shareholder’s proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI, and our majority-owned subsidiary, Asyst Japan, Inc., or AJI. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the presentation for the quarter ended December 31, 2003. Also during the current quarter, we recorded a $2.1 million charge to selling, general and administrative expenses relating to prior quarters of fiscal 2004 and 2003 and 2002. The effect of this adjustment on any prior quarter or year was not material. We close our books on the last Saturday of each quarter and thus the actual date of the quarter-end, December 27, 2003, is different from the month-end dates used throughout this Form 10-Q report. This presentation is for convenience purposes. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2003 included in our Annual Report on Form 10-K as amended. The Advanced Machine Programming, Inc., or AMP, and SemiFab, Inc., or SemiFab, businesses were sold in March 2003 and were accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from our results of continuing operations for all periods presented.

     New Accounting Standards

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 to date did not have a significant impact on our consolidated financial statements.

     In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-5 to date did not have a significant impact on our consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the Financial Accounting Standards Board deferred the latest date by which all public entities must apply FIN No. 46, to the first reporting period ending after March 15, 2004. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

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

     Restricted Cash

     Restricted cash represents amounts that are restricted as to their use in accordance with Japanese debt agreements.

     Inventories

     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2003	2003

Raw materials	$8,622	$8,448
Work-in-process and finished goods	11,955	13,756

Total	$20,577	$22,204

     During the fiscal year ended March 31, 2003, we began to transition substantially all of our U.S. manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20.0 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. In the quarter ended December 31, 2003, we repurchased $4.3 million of this inventory that was not used by Solectron in manufacturing our products. This amount was fully reserved in prior periods. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron if the inventory is not used over certain specified period of time per the terms of our agreement.

     Goodwill and Intangible Assets, net

     Intangible assets subject to amortization are being amortized over the following estimated useful lives, using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, five to ten years; and licenses and patents, five to ten years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. For the ASI acquisition in October 2002, goodwill of $60.5 million was recorded. Purchase accounting for the acquisition of ASI was finalized in the quarter ended September 30, 2003, resulting in approximately a $2.0 million adjustment to goodwill. In connection with the ASAM acquisition in April 2003, ASI recorded goodwill of $0.4 million.

     We completed an annual goodwill impairment test in accordance with SFAS No. 142 during the quarter ended December 31, 2003 and concluded that there was no impairment of goodwill and intangible assets.

     In connection with the annual impairment test in accordance with SFAS No. 142 during the quarter ended December 31, 2002, a goodwill impairment expense of $2.1 million was recognized during the third quarter of fiscal 2003 related to goodwill recorded in connection with our May 2002 acquisition of substantially all the assets of domainLogix Corporation, or DLC. To determine the amount of the impairment, we estimated the fair value of our reporting segments that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. During the quarter ended December 31, 2002, an impairment expense of $6.2 million was recognized for acquired technology and $0.1 million was recognized for customer base, based upon our projection of significantly reduced future cash flows of DLC.

     Goodwill and intangible assets were as follows (in thousands):

	December 31, 2003			March 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$63,545	$18,609	$44,936	$57,294	$9,963	$47,331
Customer lists and other intangible assets	35,350	15,124	20,226	32,691	8,920	23,771
Licenses and patents	7,376	2,328	5,048	7,770	2,010	5,760

Total	$106,271	$36,061	$70,210	$97,755	$20,893	$76,862
Unamortized intangible assets:
Goodwill	$71,503	$—	$71,503	$65,505	$—	$65,505

     Amortization expense was $14.8 million for the nine months ended December 31, 2003 and $9.3 million for the nine months ended December 31, 2002.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2004 and for the following fiscal years is as follows (in thousands):

Fiscal Years:
Remainder of 2004	$5,266
2005	21,072
2006	19,355
2007	14,300
2008 and beyond	10,217

     The changes in the carrying amount of goodwill for the nine months ended December 31, 2003 are as follows (in thousands):

	Fab
	Automation	AMHS	Total

Balance at March 31, 2003	$2,954	$62,551	$65,505
Acquisitions	—	376	376
Purchase accounting adjustments	—	(2,017)	(2,017)
Foreign currency translation	—	7,639	7,639

Balance at December 31, 2003	$2,954	$68,549	$71,503

     Warranty Reserve

     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty accrual (in thousands):

Amount

Balance at March 31, 2003	$7,561
Accruals for warranties issued during the period	2,892
Settlements made (in cash or in kind)	(2,594)
Other additions	640

Balance, December 31, 2003	$8,499

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

     We recognize revenue for long-term AMHS contracts in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue each period based on the percentage of completion to date on each contract, measured by costs incurred to that date relative to the total estimated costs of each contract. We treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We intend to disclose material changes in our financial results that result from changes in estimates. Under this accounting policy, we are obligated to recognize revenues on work-in-process inventory prior to invoicing, and in some instances prior to shipment to the customer. Receivable balances that have not yet been invoiced to the customer, but where revenue has been recognized, were $49.3 million and $17.4 million at December 31, 2003 and March 31, 2003, respectively, and are included in accounts receivable on the condensed consolidated balance sheets.

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

     Contract Loss Reserve

     We routinely evaluate the contractual commitments we have entered into with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We had a loss reserve of approximately $5.6 million and $2.0 million at December 31, 2003 and March 31, 2003, respectively. The balance at December 31, 2003 mainly related to three AMHS contracts entered into by ASI during the quarter ended December 31, 2003.

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

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Restricted stock	44	53	44	50
Stock options	3,380	938	2,203	1,342
Convertible notes	5,682	5,682	5,682	5,682

Total	9,106	6,673	7,929	7,074

     Comprehensive Loss

     The components of our comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	$(22,057)	$(40,921)	$(75,748)	$(132,434)
Foreign currency translation adjustments	3,255	2,242	2,952	2,242

Total	$(18,802)	$(38,679)	$(72,796)	$(130,192)

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

     Had we determined compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances to employees based on the fair value at the grant date for the awards, our net loss for the three months and nine months ended December 31, 2003 and 2002, respectively, would have increased as indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss - as reported	$(22,057)	$(40,921)	$(75,748)	$(132,434)
Add: stock-based compensation expense included in reported net loss	565	635	1,749	2,243
Less: stock-based compensation expenses determined under fair value based method for all awards	(3,547)	(4,774)	(10,870)	(14,323)

Net loss - pro forma	$(25,039)	$(45,060)	$(84,869)	$(144,514)

Basic and diluted net loss per share - as reported	$(0.52)	$(1.08)	$(1.89)	$(3.55)

Basic and diluted net loss per share - pro forma	$(0.59)	$(1.19)	$(2.12)	$(3.87)

3. RESTRUCTURING AND OTHER CHARGES:

     Restructuring charges and related utilization for the nine months ended December 31, 2003 were as follows (in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	$470	$4,207	$—	$4,677

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Additional accruals	160	327	—	487
Non-cash related utilization	—	—	—	—
Amounts paid in cash	(305)	(957)	—	(1,262)

Balance, September 30, 2003	$325	$3,577	$—	$3,902

Additional accruals	1,743	—	—	1,743
Non-cash related utilization	70	(47)	—	23
Amounts paid in cash	(2,074)	(491)	—	(2,565)

Balance, December 31, 2003	$64	$3,039	$—	$3,103

     In the quarter ended December 31, 2003, we recorded net severance and other charges of $1.0 million primarily related to the settlement and release of claims arising from the termination of a former officer. We also incurred a net $0.7 million of severance expenses mainly from headcount reductions in our Japanese operations resulting from its outsourcing activities. We anticipate potential restructuring charges of $3.0 million to $5.0 million over the next several quarters as we continue our previously announced cost reduction initiatives.

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

     In the quarter ended June 30, 2003, we incurred restructuring charges of $4.4 million, consisting primarily of severance costs from a reduction in workforce in April 2003. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds.

     In the quarter ended December 31, 2002, we recorded an excess facility charge of $1.1 million reflecting revised estimates of future sublease income based on continued weakness in the Austin, Texas commercial real estate market. We also recorded severance charges of $0.7 million resulting from headcount reductions of 52 employees, including manufacturing, sales, research and development and administrative staff. We also recorded a fixed asset impairment charge of $0.7 million for assets to be disposed of due to headcount reductions and vacating facilities.

     We expect to utilize the remaining balances, primarily unused leased facilities, over the following two fiscal years. All remaining accrual balances are expected to be settled in cash.

4. ASSET IMPAIRMENT CHARGES:

     We completed the sale of land in Fremont, California, in the quarter ended September 30, 2003. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004 we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time. We previously entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses. This transaction did not close. As a result, a $7.1 million write-down was recorded in the second quarter in fiscal 2003.

     In the quarter ended December 31, 2002, we completed a periodic goodwill impairment test. As a result of the test, we determined that impairment charges of $8.4 million were required because the forecasted undiscounted cash flows were less than the book values of certain businesses. The charges were measured on the basis of comparing estimated fair values with corresponding book values related to the goodwill and intangible assets recorded in connection with our May 2002 acquisition of substantially all the assets of domainLogix Corporation, or DLC.

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

     Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Fab Automation Products:
Net sales	$32.5	$51.5	$82.0	$175.7
Operating loss	$(18.0)	$(22.5)	$(67.9)	$(43.5)
AMHS:
Net sales	$42.4	$24.1	$89.5	$24.1
Operating loss	$(6.4)	$(12.4)	$(11.8)	$(18.1)
Total:
Net sales	$74.9	$75.6	$171.5	$199.8
Operating loss	$(24.4)	$(34.9)	$(79.7)	$(61.6)

     Our net sales by geography, including local revenues recorded at our foreign locations, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

North America	$16.9	$23.5	$38.3	$71.6
Japan	19.7	9.3	55.3	38.4
Taiwan	9.4	16.7	23.1	36.5
Korea	16.0	8.9	18.3	9.0
Other Asia/Pacific	6.8	12.7	21.4	30.1
Europe	6.1	4.5	15.1	14.2

Total	$74.9	$75.6	$171.5	$199.8

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

     Summarized selected financial information for discontinued operations in the three and the nine months ended December 31, 2002 is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,

	2002	2002

Net sales	$2,876	$10,859

Loss before income taxes	(8,300)	(11,753)
Income taxes (benefit)	—	—

Net loss	$(8,300)	$(11,753)

8. ACQUISITIONS:

     ASYST SHINKO AMERICA (ASAM)

     In April 2003, ASI acquired the portion of Shinko Technologies, Inc., a subsidiary of Shinko Electric, Co., Ltd., or Shinko, that provided ongoing support to ASI’s North American AMHS customers. Shinko owns 49 percent of ASI. ASI renamed this subsidiary Asyst Shinko America (ASAM). The total purchase price, net of cash acquired, was approximately $1.2 million. A summary of assets acquired and liabilities assumed is as follows (in thousands):

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

     ASYST SHINKO INC. (ASI)

     On October 16, 2002, we established a joint venture with Shinko called Asyst Shinko, Inc, or ASI. The joint venture develops, manufactures and markets market-leading AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, Asyst acquired 51 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees. The consolidated financial statements for the period ended September 30, 2003 include the results of ASI for the quarter and year-to-date. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141.

     A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. We amortize developed technology over a period of five years and the customer base and trademarks over a period of three years, using the straight-line method, with a weighted-average life of 4.4 years. The balance of the excess purchase price was recorded as goodwill. We completed our final analysis of the acquisition and recorded all remaining adjustments in the second quarter of fiscal year 2004. A summary of the transaction is as follows (in thousands):

Total Enterprise Value	128,824
Transaction costs	1,796

$130,620
Less fair value of identifiable intangibles contributed by Shinko:
Net assets	1.036
Developed technology	44,500
Customer lists	18,800
In-process research and development	5,750

Excess of consideration over fair value of net assets acquired - Goodwill	$60,534

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

     Minority interest of $63.3 million was recorded at December 31, 2003, representing the minority interest of 49 percent of the fair value of ASI at the time of acquisition and the proportionate share of net income (loss) including its own interest in amortization of intangible assets and cumulative translation adjustment for the periods since acquisition.

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

     As part of the acquisition, we assumed pension-related obligations. In addition, as certain pension obligations are included in the former owner of Shinko’s pension plan, under certain remote circumstances, including bankruptcy and inability to pay by Shinko, we may have to assume up to $200 million of Shinko’s pension obligations. No recognition of this amount has been recorded to date as it is considered remote.

9. DEBT:

     On July 3, 2001, we completed the sale of $86.3 million of 53/4 percent convertible subordinated notes, which provided us with aggregate proceeds of $82.9 million, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

     Asyst Japan Inc., or AJI, our Japanese subsidiary, had $22.3 million and $22.1 million of debt from banks in Japan at December 31, 2003 and March 31, 2003, respectively. The interest rates ranged from 1.4 percent to 3.0 percent as of December 31, 2003. Certain of AJI’s assets have been pledged as security for this debt. As of December 31, 2003, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling approximately $15.1 million. Additionally, Asyst has provided letters of guarantee to financial institutions in Japan covering substantially all of AJI’s debts.

     We have a $25.0 million 2-year revolving credit agreement with a commercial bank. The specific amount of the credit line available, however, may change based on the amount of receivables held. Any outstanding borrowings under the credit agreement are repayable in full in October 2004. The credit line was fully paid down during the quarter ended December 31, 2003 from the proceeds of the sale of 6,900,000 shares of common stock (refer to footnote 10).

During the quarter ended September 30, 2003, we amended the financial covenants. As amended, we are required under the agreement to maintain compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis excluding depreciation, amortization and other non-cash items. We must also meet a minimum liquidity covenant. As of the quarter ended December 31, 2003, we were not in compliance with certain of these financial covenants, however, we have obtained a waiver from the bank of compliance with these certain covenants. We are currently negotiating with the bank to amend and extend the credit agreement and, specifically, to revise the applicable financial covenants. Non-compliance with the financial covenants in the future may preclude our ability to borrow under the credit agreement or require us to repay any borrowings outstanding.

     In September 2003, ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately $27.9 million at the exchange rate as of December 31, 2003. The current interest rate is 1.4%. This facility primarily supports ASI’s working capital requirements during the construction phase of the projects currently in process in Japan where substantially all of the payment is expected upon completion of the projects. ASI had outstanding borrowings of $9.3 million under this facility at December 31, 2003. Under terms of the bank facility, ASI must generate annual operating profits on a statutory basis. We were in compliance with the covenants for the quarter ended December 31, 2003.

10. SALE OF EQUITY SECURITIES

     In November 2003, we sold 6,900,000 shares of our common stock, including exercise of the underwriters’ over-allotment option, at an offering price to the public of $15.17 per share. We received total proceeds of $99.0 million, net of the related issuance fees and costs.

11. RELATED PARTY TRANSACTIONS:

     At December 31, 2003, we held notes from two current non-officer employees totaling $0.4 million. These notes receivable are secured by deeds of trust on certain real property and/or pledged securities of Asyst owned by the employees and are included in other assets at December 31, 2003.

     Our majority-owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At December 31, 2003, significant balances owed (to) from Shinko were (in thousands):

	December 31,	March 31,
	2003	2003

Accounts and notes receivable from Shinko	$1,476	$391
Accounts payable due to Shinko	$(12,681)	$(8,500)
Accrued liabilities due to Shinko	$(654)	$(755)

     In addition, ASI purchased various administrative and information technology services from Shinko. During the nine months ended December 31, 2003, material and services purchased from Shinko were (in thousands):

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,

Material purchased	$(5,194)	$(9,183)
Services purchased	$(8,747)	$(9,237)

12. LEGAL PROCEEDINGS:

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

We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. The case was subsequently narrowed to the ‘421 patent, and we sought monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. On October 9, 2003, the court: (i) granted defendants’ motion for summary judgment to the effect that the defendants had not infringed our patent claims at issue and (ii) directed that judgment be entered for defendants. We have filed a notice of appeal of both the order and the entry of judgment against us. The court also denied defendants’ motion for judgment as to the invalidity of our asserted patents. Defendants have filed a notice of appeal as to the court’s denial of that motion.

     On February 25, 2003, Mihir Parikh, our former Chief Executive Officer and Chairman of the Board, filed a demand for arbitration with the American Arbitration Association against us, alleging breach of his employment agreement, wrongful termination in violation of public policy, discrimination based on age, race and national origin, fraud and deceit, defamation and violation of the California Labor Code. On March 4, 2003, Dr. Parikh resigned as a member of our Board of Directors. On June 17, 2003, Dr. Parikh filed an amended demand for arbitration adding as respondents our Chief Executive Officer and Chairman of the Board, Stephen S. Schwartz, and three outside directors, Walter W. Wilson, Stanley J. Grubel and Anthony E. Santelli to all claims other than the breach of contract claim. Dr. Parikh sought compensatory damages in excess of $5.0 million plus punitive damages and attorney’s fees. The matter has since been resolved pursuant to a settlement and release agreement entered into by the parties, and the claims underlying the action have been dismissed with prejudice. We recorded severance and associated costs of $1.3 million related to the settlement in the quarter ended December 31, 2003.

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2003.

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

     In response to the industry downturn, we have reduced costs in several areas. We reduced approximately 35 percent of our headcount in April 2003, due to ongoing weakness in our business, our outsourcing of manufacturing, and the sale of two discontinued operations and our wafer carrier business. We also announced plans to outsource our Japanese manufacturing operations. In October 2002, we began transitioning substantially all of our U.S. manufacturing to Solectron Corporation, which we believe will reduce our fixed manufacturing costs and improve our ability to respond to sales fluctuations. The transition was substantially completed in June 2003. Over the past two years, we have reduced our workforce from a peak of approximately 1,800 employees to approximately 550 employees.

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

     In October 2002, we purchased a 51 percent interest in Asyst Shinko, Inc., or ASI, a Japanese corporation, for $67.5 million of cash and transaction costs. The consolidated financial statements for the three- and nine-month periods ended December 31, 2003 include the results of ASI. The acquisition has been accounted for as a purchase acquisition.

     In April 2003, our majority-owned joint venture, Asyst Shinko, Inc., or ASI, acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American AMHS customers from Shinko Electric, Co., Ltd. ASI renamed this subsidiary Asyst Shinko America, or ASAM.

     The above transactions were accounted for using the purchase method of accounting. Accordingly, our condensed consolidated statements of operations and of cash flows for the periods ended December 31, 2003 and December 31, 2002 include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

     Information with respect to our critical accounting policies and estimates may be found in our Annual Report on Form 10-K filed for the fiscal year ended March 31, 2003.

Three Months and Nine Months Ended December 31, 2003 and 2002

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.9	74.7	84.2	68.0

Gross profit	14.1	25.3	15.8	32.0
Operating expenses:
Research and development	12.3	14.8	15.8	15.8
Selling, general and administration	25.0	27.1	29.9	27.2
Amortization of acquired intangible assets	7.1	7.5	8.7	4.7
Restructuring and other charges	2.3	3.3	3.8	3.5
Asset impairment charges	—	11.1	4.1	7.8
In-process research and development of acquired business	—	7.6	—	3.9

Total operating expenses	46.7	71.4	62.3	62.9

Operating loss	(32.6)	(46.1)	(46.5)	(30.9)
Other income (expense), net	(2.9)	(3.4)	(2.7)	(2.6)

Loss before provision (benefit) from income taxes, minority interest and discontinued operations	(35.4)	(49.5)	(49.2)	(33.5)
Provision (benefit) for/from income taxes	(2.9)	—	(2.6)	29.3

Minority interest	(3.2)	(6.4)	(2.4)	(2.4)

Loss from continuing operations	(29.4)	(43.1)	(44.2)	(60.4)

Discontinued operations, net of income tax	—	(11.0)	—	(5.9)

Net loss	(29.4)%	(54.1)%	(44.2)%	(66.3)%

Results of Operations

     Net Sales. We have two reportable segments: Fab Automation and AMHS. Fab Automation products include interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display, or FPD, manufacturers. We began tracking AMHS as a reportable segment with the acquisition of ASI in the third quarter of fiscal 2003.

     Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Fab Automation Products:
Net sales	$32.5	$51.5	$82.0	$175.7
AMHS:
Net sales	42.4	24.1	89.5	24.1

Total:
Net sales	$74.9	$75.6	$171.5	$199.8

     Total net sales in the three months ended December 31, 2003 were relatively flat from the same quarter in the prior year with a marginal 1.0 percent decline. However, net sales for the quarter ended December 31, 2003 increased by $23.6 million, or 46 percent, from the prior quarter. Net sales for the nine months ended December 31, 2003 decreased by $28.3 million or 14.2 percent from the same period last year. Total net sales included ASI net sales of $42.4 million and $89.4 million by ASI during the three and nine month periods, respectively. We acquired our fifty-one percent majority interest in ASI in October 2002.

     Net sales of Fab Automation products decreased by $19.0 million or 36.9 percent in the three months ended December 31, 2003 and by $93.7 million or 53.3 percent in the nine months ended December 31, 2003 compared to the same periods in the prior year. This decrease was mainly due to the general decline in the semiconductor equipment sector and the sale of our wafer and reticle carrier product lines during fiscal 2003. These product lines generated $6.9 million and $30.0 million of revenue in the three months and the nine months ended December 31, 2002, respectively.

     Net sales of AMHS products increased by $18.3 million, or 75.9 percent, in the three months ended December 31, 2003. The increase was mainly due to growth in both semiconductor and FPD businesses. AMHS net sales for the nine months ended December 31, 2003 were $89.5 million compared to $24.1 million for nine months ended December 31, 2002. Nine months ended December 31, 2002 only included ASI net sales from the date of acquisition in October 2002.

     Our net sales by geography were as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

North America	$16.9	$23.5	$38.3	$71.6
Japan	19.7	9.3	55.3	38.4
Taiwan	9.4	16.7	23.1	36.5
Korea	16.0	8.9	18.3	9.0
Other Asia/Pacific	6.8	12.7	21.4	30.1
Europe	6.1	4.5	15.1	14.2

Total	$74.9	$75.6	$171.5	$199.8

     The increase in Japan and other Asia Pacific countries in the three months and nine months ended December 31, 2003 from the same periods in the prior year is primarily due to an increase in AMHS sales, offset by decreases in our traditional business. Compared to the same periods in the prior year, all other regions were mostly down due to lower sales activities in our traditional business which was in line with the downturn of the industry.

     Gross Profit. Gross profit decreased to $10.6 million, or 14.1 percent of net sales, for the quarter ended December 31, 2003, compared to $19.1 million, or 25.3 percent of net sales, for the quarter ended December 31, 2002. The decline was primarily the result of three factors. First, an increased proportion of sales in the period at our ASI joint venture, which generates lower profit margins than that of our traditional business. Second, ASI accrued a $5.4 million charge in the quarter for the estimated loss that is anticipated on one large, and two smaller, customer contracts. Other projects and services that contributed to ASI revenue in the quarter delivered an average gross margin of 25%. Finally, ASI also recorded in the current quarter a $0.9 million inventory provision relating to excess and obsolete inventory which also negatively impacted reported gross margins in the period. Although our traditional business helped by our continuing transition to outsourced manufacturing and a lower cost supply chain, the gross profit improvement from the prior quarter was partly offset by an increased mix of legacy portal and sorter products which carry lower gross margins.

     Gross profit decreased $36.8 million to $27.0 million, or 15.8 percent of net sales, for the nine months ended December 31, 2003, compared to $63.9 million, or 32.0 percent of net sales, for the corresponding period of the prior year. The decrease in gross margin was primarily due to lower gross margins at ASI and changes in product mix. The shift in the product mix to newer 300mm products negatively impacted gross profit for the first three quarters of fiscal 2004 as our 300mm products are early in their product life cycle and currently have lower margins compared to our 200mm products. Swings in product mix may impact our gross margins on a quarter-over-quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect 300mm gross profit to improve. However, because of the anticipated size of the emerging 300mm product market, we face strong price competition from existing and new competitors and pressure to enhance product features. Our gross profit will continue to be impacted by future changes in product mix and net sales volumes, as well as market competition.

     Research and Development. Research and development expenses decreased $2.0 million to $9.2 million for the quarter ended December 31, 2003, compared with $11.2 million for the quarter ended December 31, 2002. As a percentage of net sales, research and development decreased to 12.3 percent of net sales for the quarter ended December 31, 2003, compared to 14.8 percent for the quarter ended December 31, 2002. The decrease in spending is due to headcount reductions and other spending cuts in the preceding quarters to reduce research and development expenses in response to declines in our net sales. Our third quarter fiscal 2004 results included approximately $1.7 million of research and development spending at ASI. Excluding ASI, research and development expenses were approximately $7.5 million, a decline of $2.2 million or 22.7 percent, from the third quarter of fiscal 2003. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales.

     Research and development expenses for the nine months ended December 31, 2003 were $27.2 million, or 15.8 percent of net sales, compared to $31.5 million, or 15.8 percent of net sales, for the nine months ended December 31, 2002. The decrease of $4.3 million is due to headcount reductions and other spending cuts during the past year to reduce expenses in response to declines in our sales, offset by spending at ASI.

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

     Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses decreased $1.7 million to $18.8 million for the quarter ended December 31, 2003, compared to $20.5 million for the quarter ended December 31, 2002. SG&A expenses decreased, as a percentage of net sales, 2.1 percent to 25.0 percent for the quarter ended December 31, 2003, compared to 27.1 percent for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, SG&A expenses were $51.3 million, down $3.0 million from the same period a year ago. However, due to lower sales, SG&A expenses increased, as a percentage of net sales, 2.7 percent to 29.9 percent of net sales, compared to 27.2 percent of net sales, for the corresponding period of the prior year. The decrease in SG&A expenses was mainly due to substantial headcount reductions in the first half of fiscal 2004 and other spending controls to reduce expenses in response to declines in our sales, offset by $8.0 million of SG&A spending at ASI and a $2.1 million charge to SG&A expenses relating to prior quarters of fiscal 2004 and 2003 and 2002. The effect of this adjustment on any prior quarter or year was not material. Excluding the impact of additional costs assumed from ASI, our SG&A costs declined by $2.0 million, or approximately 11.0 percent, from the third quarter of fiscal 2003.

     Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $5.3 million, or 7.1 percent of net sales, for the quarter ended December 31, 2003 and $5.7 million, or 7.5 percent of net sales, for the quarter ended December 31, 2002. Amortization expense for acquired intangible assets was $14.8 million for the nine months ended December 31, 2003 and $9.3 million for the nine months ended December 31, 2002. The increase in amortization expense for the nine months ended December 31, 2003 was primarily due to the acquisition of the ASI joint venture in the third quarter of fiscal 2003. We amortize acquired intangible assets over periods ranging from three to ten years.

     Restructuring and Other Charges. The following table summarizes the activities in our restructuring accrual during the nine months ended December 31, 2003 (in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	$470	$4,207	$—	$4,677

Additional accruals	160	327	—	487
Non-cash related utilization	—	—	—	—
Amounts paid in cash	(305)	(957)	—	(1,262)

Balance, September 30, 2003	$325	$3,577	$—	$3,902

Additional accruals	1,743	—	—	1,743
Non-cash related utilization	70	(47)	—	23
Amounts paid in cash	(2,074)	(491)	—	(2,565)

Balance, December 31, 2003	$64	$3,039	$—	$3,103

     In the quarter ended December 31, 2003, we recorded the net severance and other charges of $1.0 million primarily related to the settlement for the termination of a former officer. We also incurred a net $0.7 million of severance expenses mainly from headcount reductions in our Japanese operations resulting from its outsourcing activities. We anticipate potential restructuring charges of $3.0 million to $5.0 million over the next several quarters as we continue our previously announced cost reduction initiatives.

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

     In the quarter ended June 30, 2003, we incurred restructuring charges of $4.4 million, consisting primarily of severance costs from a reduction in workforce in April 2003. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds.

     In the quarter ended December 31, 2002, we recorded an excess facility charge of $1.1 million reflecting revised estimates of future sublease income based on continued weakness in the Austin, Texas commercial real estate market. We also recorded severance charges of $0.7 million resulting from headcount reductions of 52 employees, including manufacturing, sales, research and development and administrative staff. We also recorded a fixed asset impairment charge of $0.7 million for assets to be disposed of due to headcount reductions and vacating facilities.

     Asset Impairment Charges. We completed the sale of land in Fremont, California, in the quarter ended September 30, 2003. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004 we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time. We previously entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses, which was expected to close in the quarter ending December 31, 2002. As a result, a $7.1 million write-down was recorded in the second quarter in fiscal 2003.

     In the quarter ended December 31, 2002, we completed a periodic goodwill impairment test. As a result of the test, we determined that impairment charges of $8.4 million were required because the forecasted undiscounted cash flows were less than the book values of certain businesses. The charges were measured on the basis of comparing estimated fair values with corresponding book values related to the goodwill and intangible assets recorded in connection with our May 2002 acquisition of DLC.

     In-process Research and Development Costs of Acquired Business. On October 16, 2002, we acquired 51 percent of the common stock of Asyst-Shinko Inc., our Japanese joint venture. In connection with the purchase price allocation, in the quarter ended December 31, 2002 we assigned $5.8 million to in-process research and development, or IPR&D.

     On May 29, 2002, Asyst Connectivity Technologies, Inc., or ACT, a wholly-owned subsidiary of Asyst, purchased substantially all of the assets of DLC. In connection with the estimated purchase price allocation, $2.5 million was assigned to IPR&D. IPR&D was subsequently adjusted to approximately $2.1 million as we completed our analysis of the fair value of intangible assets in the second quarter of fiscal 2003. For the nine months ended December 31, 2002, a total of $7.8 million was recorded as IPR&D. The amounts allocated to IPR&D were estimated through established valuation techniques in the high-technology industry and were expensed upon acquisition as it was determined that the projects had not reached technological feasibility at the time of our acquisition.

     Other Income (Expense), net. The other income (expense) for the three months ended December 31, 2003 is decreased from the quarter in the prior year due to royalty income and the foreign exchange gains due to the strengthening yen. The net decrease in other income (expense) for the nine months ended December 31, 2003 is due to royalty income for the full nine months more than offsetting higher interest expense due to the higher debt balances.

     Provision/Benefit from Income Taxes. We recorded a benefit from income taxes of $2.1 million in total for the quarter ended December 31, 2003, or 2.9 percent of our loss before income taxes. The benefit is primarily due to $2.2 million amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by tax provisions in our international subsidiaries. We recorded a benefit from income taxes of $4.5 million for the nine months ended December 31, 2003. A tax benefit has been recognized in the three months and nine months ended December 31, 2003 as we expect to have net income in Japan for the 12-month period ending March 31, 2004.

     We had no expenses or benefit for income taxes in the quarter ended December 31, 2002 but recorded $62.7 million in the second quarter official 2003, therefore netting a $58.6 million for the nine months ended December 31, 2002. As a result of the review undertaken at September 30, 2002, we concluded that it was appropriate to establish a full valuation allowance for our U.S. net deferred tax assets. We expect to provide a full valuation allowance on future U.S. tax benefits until we can sustain a level of profitability that demonstrates the ability to utilize the assets.

     Minority Interest. Benefit from Minority interest for the third quarter and year-to-date of fiscal 2004 were $2.4 million and $4.1 million, respectively. Benefit from minority interest of $4.8 million was first recorded in the quarter ended December 31, 2002. The amount for minority interest represents our joint venture partner’s 49 percent interest in the results of operations of ASI.

     Discontinued Operations, net of income tax. There were no losses from discontinued operations for the three or nine months ended December 31, 2003, and the losses from discontinued operations were $8.3 million and $11.8 million for the three months and nine months ended December 31, 2002, respectively. Included in the losses was a one-time charge of $6.6 million related to the impairment of the value of assets in the companies to be divested based on expected value. We divested two of our subsidiaries, AMP and SemiFab, in March 2003 to allow us to better focus on our core business.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. As of December 31, 2003, we had approximately $122.4 million in cash and cash equivalents, $2.3 million in restricted cash, $131.4 million in working capital and $92.0 million in long-term debt and finance leases.

     Operating activities. Net cash used in operating activities was $70.2 million for the nine months ended December 31, 2003, primarily consisting of our $75.7 million net loss and increases in receivables of $37.1 million. These uses of cash were partially offset by non-cash charges of $21.7 million for depreciation and amortization, $6.9 million for impairment in our land prior to its sale and the increases in current assets and liability accounts resulted from our higher sales volume compared with the prior quarters.

     Net cash provided by operating activities was $23.8 million for the nine months ended December 31, 2002, primarily consisting of non-cash charges of $59.4 million for a valuation allowance on the Company’s deferred tax asset; $28.6 million of charges primarily related to the impairment of intangible assets, restructuring charges, write-down of land and fixed assets and the write-off of in-process research and development; $19.9 million of depreciation and amortization; and $36.7 million of changes in assets and liabilities. The changes in assets and liabilities are largely attributable to the sale of $20 million of inventory to Solectron and usage of inventory in operations and higher payables in the base business, offset by increased receivables due to higher sales. These sources of cash were largely offset by the $120.7 million net loss from operations.

     Investing activities. Net cash provided by investing activities was $7.8 million for the nine months ended December 31, 2003, due to the net proceeds of $12.1 million from the sale of land offset by the purchases of property and equipment of $4.1 million and ASAM acquisition of $1.2 million.

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

     Financing activities. Net cash provided by financing activities was $91.8 million for the nine months ended December 31, 2003, including total loan proceeds of $14.0 million from a short-term borrowing and additional long-term debt in our Japanese subsidiaries, offset by $32.8 million of loan repayments including the $25.0 million Comerica line of credit in the quarter ended December 31, 2003. Additionally, a total of $110.7 million was provided from issuance of common stock through our secondary stock offering in the third quarter of fiscal 2004 and under our employee stock programs for the nine months ended December 31, 2003.

     Net cash provided by financing activities of $29.3 million for the nine months ended December 31, 2002 consisted primarily of $25.0 million of proceeds from our line of credit, $2.3 million of proceeds from short-term loans net of payments and $1.9 million from the issuance of common stock.

     In November 2003, we sold 6,900,000 shares of our common stock, including the exercise of the underwriters’ over-allotment option, at an offering price to the public of $15.17 per share. We received total proceeds of $99.0 million, net of the related issuance fees and costs.

     In September 2003, ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately $27.0 million at the exchange rate as of December 31, 2003. The current interest rate is 1.4%. This facility primarily supports ASI’s working capital requirements during the current construction of two projects currently in process in Japan where customers generally pay four to six months after acceptance of a completed project. ASI had outstanding borrowings of $9.3 million under this facility at December 31, 2003. Under terms of the bank facility, ASI must generate annual operating profits on a statutory basis.

     In October 2002, we entered into a $25.0 million two-year revolving credit agreement with a commercial bank. The specific amount of the credit line available, however, may change based on the amount of receivables held. Any outstanding borrowings under the credit agreement are repayable in full in October 2004. Borrowings under the credit agreement bear interest at a rate indexed to LIBOR. The credit line was fully paid down during the quarter ended December 31, 2003. During the quarter ended September 30, 2003, we amended the financial covenants. As amended, we are required under the agreement to maintain compliance with financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis excluding depreciation, amortization and other non-cash items. We must also meet a minimum liquidity covenant. As of the quarter ended December 31, 2003, we were not in compliance with certain of these financial covenants, however, we have obtained a waiver from the bank of compliance with these certain covenants. We are currently negotiating with the bank to amend and extend the credit agreement and, specifically, to revise the applicable financial covenants. The credit agreement also restricts our ability to incur additional indebtedness; pay dividends and make distributions in respect of our capital stock; redeem capital stock; make investments or other restricted payments; engage in transactions with shareholders and affiliates; create liens; sell or otherwise dispose of assets; make payments on our subordinated debt; and engage in mergers and acquisitions. We cannot assure you that we will meet the quarterly net income/loss covenant in the subsequent quarters. Non-compliance with the financial covenants in the future may preclude our ability to borrow under the credit agreement or require us to repay any borrowings outstanding.

     On July 3, 2001, we completed the sale of $86.3 million of 5¾ percent convertible subordinated notes which provided us with aggregate proceeds of $82.9 million net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004.

     AJI had $22.3 million and $22.1 million of debt from banks in Japan at December 31, 2003 and March 31, 2003, respectively. The interest rates ranged from 1.4 percent to 3.0 percent as of December 31, 2003. Certain of AJI’s assets have been pledged as security for this debt. As of December 31, 2003, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling approximately $15.1 million. Additionally, Asyst U.S. has provided letters of guarantee to financial institutions in Japan covering substantially all of AJI’s debts. Certain notes of AJI will mature in the second half of fiscal 2004. We intend to renew or roll over these notes but we cannot assure you that we will be successful in renewing these notes.

     During the year ended March 31, 2003, we outsourced the majority of our remaining manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20.0 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. In the quarter ending December 31, 2003, we repurchased $4.3 million of this inventory that was not used by Solectron in manufacturing our products. This amount was fully reserved in prior periods. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron based on our forecasts and inventory not used in 180 days under terms of our agreement.

     We anticipate that operating losses will constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through the end of fiscal 2005.

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF Issue No. 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 to date did not have a significant impact on our consolidated financial statements.

     In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-5 to date did not have a significant impact on our consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the Financial Accounting Standards Board deferred the latest date by which all public entities must apply FIN No. 46, to the first reporting period ending after March 15, 2004. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

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

Risk Related to Our Business

     If we fail to maintain our position in Automated Materials Handling System, through our ASI joint venture, our growth prospects could be negatively impacted.

     Sales of Automated Materials Handling Systems, or AMHS, accounted for approximately 56 percent of our sales in the quarter ended December 31, 2003 and are expecetd to be an important component of our future revenues. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, ASI, of which we acquired 51 percent in the third quarter of fiscal 2003. While we have effective operating control of ASI, certain major decisions require the approval of our joint venture partner, Shinko Electric Co., Ltd., and our future success depends in part on the strength of our relationship with our joint venture partner. Other than a right of first refusal if our joint venture partner is considering selling its stake, we have no mechanism to acquire the 49 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, we may not have sufficient funds available to facilitate such acquisition. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively could harm our business.

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

     As a relatively new entrant to the FPD equipment market, we do not have the customer relationships that our competitors have. Similarly, our relative inexperience in the FPD industry may cause us to misjudge important trends and dynamics in this market. If we are unable to anticipate future customer needs in the FPD market, our growth prospects may be severely reduced.

     The timing of the transition to 300mm technology is uncertain and competition may be intense.

     The 300 mm market is still relatively new. We have invested, and are continuing to invest, substantial resources to develop new systems and technologies to automate the processing of 300mm wafers. However, the timing of the industry’s transition from the current, widely-used 200mm manufacturing technology to 300mm manufacturing technology is uncertain, partly as a result of the recent period of reduced wafer fabrication capacity utilization. Delay in the adoption of 300mm manufacturing technology could adversely affect our potential revenue.

Manufacturers who are implementing factory automation in 300mm fabs may seek to purchase systems from multiple vendors. Competition, including price competition, for these 300mm orders is intense. We face increased competition for our 300mm products from a number of new entrants because of the development of Semiconductor Equipment and Materials International, or SEMI, standards for 300mm products.

     Our gross margins on 300mm products may be lower than on 200mm products, which could result in decreased profitability.

     The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition in this production line and we sell a greater percentage of our 300mm products to OEMs rather than directly to semiconductor manufacturers. Manufacturing costs are generally higher in the early stages of new product introduction and decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. However, we cannot assure you that we will see such economies of scale and efficiencies in our future manufacturing of 300 mm products, which will be supplied primarily by contract manufacturers. SEMI standards for 300 mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating pricing pressure. While semiconductor manufacturers purchased a majority of 200 mm tool automation products, OEMs are purchasing most of the tool automation products for 300mm. Sales to OEMs typically have lower gross margins.

     These factors may prevent us from achieving or maintaining similar relative pricing and gross margin performance on 300mm products as we have achieved on 200mm products.

     Most of our manufacturing is outsourced and we rely on a single contract manufacturer for much of our product manufacturing.

     We have outsourced the manufacturing of most of our products. Solectron currently manufactures, under a long-term contract, our products, other than AMHS and our Japanes robotics products. ASI also has outsourced a large portion of its AMHS manufacturing to third parties. In the future we may increase our dependence on contract manufacturers. Outsourcing may not yield the benefits we expect, and instead could result in increased product costs, and product delivery delays.

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

     Any delays in meeting customer demand or quality problems resulting from product manufactured at an outsourced location could result in lost or reduced future sales to key customers and could have a material negative impact on our net sales, gross profits and results of operations.

     Shortages of components necessary for product assembly by Solectron or us can delay shipments to our customers and can lead to increased costs, which may negatively impact our financial results.

     When demand for semiconductor manufacturing equipment is strong, suppliers, both domestic and international, strain to provide components on a timely basis. We have outsourced the manufacturing of many of our products, and disruption or termination of supply sources to our contract manufacturers or us could have a serious adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a limited group of suppliers or in some cases, may come from a single supplier. A prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases for components and, as a result, could decrease our margins and negatively impact our financial results.

     We have significant existing debts; the restrictive covenants under some of our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to pay some or all of this indebtedness our financial position would be severely and adversely affected.

     We have a significant amount of outstanding indebtedness. At December 31, 2003, our long-term debt was $92.0 million, and our short-term debt was $23.9 million, for an aggregate of $118.4 million. We have $86.3 million of 53/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004. Our majority-owned joint venture, Asyst Shinko, Inc., or ASI, entered into a short-term facility with a Japanese bank under which it may borrow up to approximately $27.0 million, of which $9.3 million is currently outstanding. We have also guaranteed the loans of our Japanese subsidiary, Asyst Japan, Inc., or AJI, which loans total approximately $22.3 million.

     Our revolving credit agreement with Comerica requires us to maintain compliance with numerous financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis excluding depreciation, amortization and other non-cash items. We must also meet a minimum liquidity covenant. The specific amount of the credit line available, however, may change based on the amount of receivables held.The covenants contained in our credit agreement with Comerica also restrict our ability to take certain actions, including our ability to:

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

     The credit line was fully paid down during the quarter ended December 31, 2003. As of the quarter ended December 31, 2003, we were not in compliance with certain of these financial covenants, however, we have obtained a waiver of compliance from the bank on the non-compliance with the loan covenants. We are currently negotiating with the bank to amend and extend the credit agreement and, specifically, to revise the applicable financial covenants. While we believe that we will obtain agreement from the bank on an appropriate amendment and extension to the loan agreement, we cannot assure you of the outcome and, absent such amendment and extension, of the continued availability of credit under the credit agreement. We cannot assure you that we will meet the financial covenants contained in our credit agreement with Comerica in subsequent quarters. Specifically, we may be unable to meet the maximum loss covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assure you that the bank will again grant waivers and amend the covenants, and Comerica may terminate the agreement, preclude further borrowings and require us to repay the outstanding borrowings.

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

     The markets in which we sell our products are comprised of a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycle to new customers range from 6 to 12 months from initial inquiry to placement of an order, depending on the complexity of the project. This extended sales cycle makes the timing of customer orders uneven and difficult to predict. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. Generally, our customers may cancel or reschedule shipments with limited or no penalty.

     Our customers’ demand for our products is largely driven by the timing of new fab construction and the upgrading of existing fabs initiated by those customers. As such, when we complete projects for a customer, business from that customer will decline substantially unless it undertakes additional projects incorporating our products. The high cost of building a fab is causing increasing numbers of semiconductor manufacturers to outsource the manufacturing of their semiconductors to foundries. This trend toward foundry outsourcing, combined with increasing consolidation within the semiconductor industry, could continue to decrease the number of our potential customers and increase our dependency on our remaining customers. We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling the OEM equipment in which our systems are embedded. Our success will depend on our continued ability to develop and manage relationships with significant customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, some of our customers may in the future shift their purchases of products from us to our competitors. Additionally, the inability to successfully develop relationships with new customers or the need to provide future price concessions would have a negative impact on our business.

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

     Our revenues and operating results can fluctuate substantially from quarter to quarter and year to year depending on factors such as:

•	general trends in the overall economy, electronics industry and semiconductor manufacturing industry;

•	fluctuations in the semiconductor equipment market;

•	changes in customer buying patterns;

•	the degree of competition we face;

•	the size, timing and product mix of customer orders;

•	lost sales due to any failure in the outsourcing of our manufacturing;

•	the availability of key components;

•	the timing of product shipment and acceptance, which are factors in determining when we recognize revenue; and

•	the timely introduction and acceptance of new products.

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

     A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were 61 percent of our net revenue for our 2001 fiscal year, 55 percent in our 2002 fiscal year and 65 percent in our 2003 fiscal year and 78 percent for the first nine months of our 2004 fiscal year. We expect that international sales will continue to represent a significant portion of our total revenue in the future. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

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

     Any kind of economic instability in parts of Asia where we do business, can have a severe negative impact on our operating results due to the large concentration of our sales activities in this region. For example, during 1997 and 1998, several Asian countries, including Taiwan and Japan, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. The economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

     Asian and European courts might not enforce judgments rendered in the United States. There is doubt as to the enforceability in Asia and Europe of judgments obtained in any federal or state court in the United States in civil and commercial matters. The United States does not currently have a treaty with many Asian and European countries providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of a fixed debt or sum of money rendered by any federal or state court in the United States based on civil liability would not automatically be enforceable in many European and Asian ocuntries.

     Our current and planned operations may strain our resources and increase our operating expenses.

     We may expand our operations through both internal growth and acquisitions. We expect that this expansion will strain our systems and operational and financial controls. In addition, we may incur higher operating costs and be required to expend substantial working capital to fund operations during such an expansion. In addition, during an expansion, we may incurr significantly increased up front costs of sale and product manfuacture well in advance of receiving revenue for such product sales. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited and our liquidity and abiloity to fund our operations could be significantly strained. Our officers have limited experience in managing large or rapidly growing businesses.

     If we lose any of our key personnel or are unable to attract, train or retain qualified personnel, our business would be harmed.

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

     Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our Chief Financial Officer joined us during the quarter ended September 30, 2003. Our future success will depend to a significant extent on the ability of our management team to work effectively together.

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

     Since 2000, our industry has been experiencing a significant downturn due to decreased worldwide demand for semiconductors. During this downturn, most of our customers have reduced capital expenditures, which has adversely impacted our business. Excluding sales of ASI, which was acquired during the third quarter of fiscal 2003, our net sales declined sequentially in the third and fourth quarter of fiscal 2003 and again in the first quarter of fiscal 2004. Although our net sales in the third quarter ended December 31, 2003 increased $23.5 million, or 45.8 percent, from the prior quarter, we cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development and engineering that are necessary to maintain our competitive position, which could seriously harm our long-term business prospects.

     We believe that the cyclical nature of the semiconductor industry will continue, leading to periodic industry downturns, which may seriously harm our business and financial position.

     We may not effectively compete in a highly competitive semiconductor equipment industry.

     The markets for our products are highly competitive and subject to rapid technological change. We currently face direct competition with respect to all of our products. A number of competitors may have greater name recognition, more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technical and personnel resources than those available to us.

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

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by periodically positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed-rate securities have their fair market value adversely affected due to rise in interest rates. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2003, the fair market value of these investments would decline by an immaterial amount. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. In March 2001, we began to employ a foreign currency hedge program utilizing foreign currency forward exchange contracts in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10 percent from the level at December 31, 2003, our quarterly results of operations may improve or deteriorate in the range of $2.0 to $3.0 million. Although we do not anticipate any significant fluctuations within a quarter, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

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

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Office, or CEO, and our Chief Financial Officer, or CFO, are responsible for establishing and maintaining our Disclosure Controls and Procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls and Procedures as of December 31, 2003, have concluded that our Disclosure Controls and Procedures are effective to provide reasonable assurances that our Disclosure Controls and Procedures will meet their defined objectives.

     Changes in Internal Controls. During the period covered by this report, we did not make any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     On October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ‘421 patent”) and 4,974,166 (“the ‘166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. The case was subsequently narrowed to the ‘421 patent, and we sought monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. On October 9, 2003, the court: (i) granted defendants’ motion for summary judgment to the effect that the defendants had not infringed our patent claims at issue and (ii) directed that judgment be entered for defendants. We have filed a notice of appeal of both the order and the entry of judgment against us. The court also denied defendants’ motion for judgment as to the invalidity of our asserted patents. Defendants have filed a notice of appeal as to the court’s denial of that motion.

     On February 25, 2003, Mihir Parikh, our former Chief Executive Officer and Chairman of the Board, filed a demand for arbitration with the American Arbitration Association against us, alleging breach of his employment agreement, wrongful termination in violation of public policy, discrimination based on age, race and national origin, fraud and deceit, defamation and violation of the California Labor Code. On March 4, 2003, Dr. Parikh resigned as a member of our Board of Directors. On June 17, 2003, Dr. Parikh filed an amended demand for arbitration adding as respondents our Chief Executive Officer and Chairman of the Board, Stephen S. Schwartz, and three outside directors, Walter W. Wilson, Stanley J. Grubel and Anthony E. Santelli to all claims other than the breach of contract claim. Dr. Parikh sought compensatory damages in excess of $5.0 million plus punitive damages and attorney’s fees. The matter has since been resolved pursuant to a settlement and release agreement entered into by the parties, and the claims underlying the action have been dismissed with prejudice. We recorded severance and associated costs of $1.3 million related to the settlement in the quarter ended December 31, 2003.

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. As a result, no losses have been accrued in our financial statements as of December 31, 2003.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.
4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.
10.50*	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

* Confidential treatment has been requested for portions of this document.

** The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K.

     1.     On October 6, 2003, we filed a Current Report on Form 8-K, dated October 3, 2003, to furnish our public announcement of our filing of a Form S-3 shelf registration statement with the Securities and Exchange Commission.

     2.     On November 12, 2003, we filed a Current Report on Form 8-K, dated November 6, 2003, to furnish our public announcement of our results for our second fiscal quarter ended September 27, 2003.

     3.     On November 14, 2003, we filed a Current Report on Form 8-K, dated November 12, 2003, to furnish our public announcement of our public offering of common stock.

     4.     On November 21, 2003, we filed a Current Report on Form 8-K, dated November 20, 2003, to furnish our public announcement of the pricing of common stock in our public offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: February 10, 2004	By:	/s/ David L. White

David L. White
Senior Vice President
Chief Financial Officer

Signing on behalf of the registrant and as the
principal accounting and financial officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.
4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.
10.50*	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

* Confidential treatment has been requested for portions of this document.

** The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.