Form 10-K
period 2004-03-27
ASYST TECHNOLOGIES INC /CA/
filed 2004-06-10
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2004

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

Common Stock, no par value.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑

      The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the common stock on September 30, 2003 was approximately $558,304,097.

      There were 47,155,983 shares of common stock, no par value, outstanding as of May 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended March 27, 2004 are incorporated by reference into Part III of this report.

ASYST TECHNOLOGIES, INC.

		Page No.

PART I
Item 1.	Business	2
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	14
Item 6.	Selected Consolidated Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item 9A.	Controls and Procedures	40

PART III
Item 10.	Directors and Executive Officers of the Registrant Legal Proceedings	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Principal Accountant Fees and Services	41

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	42
Signatures		80
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

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

      Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” in this report and our other SEC filings. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

      ASYST, the Asyst logo, FLUOROTRAC, KPOD, ADU and MANUFACTURING CONNECTIVITY are registered trademarks of Asyst Technologies, Inc. or its subsidiaries in the United States or in other countries. AXYS, Fastrack, Fastmove, Fastload, Fastore, Asyst-SMIF System, SMIF-Pod, SMIF-FOUP, SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMIF-E, Versaport, Plus, Inx, Advan Tag, Link-Manager, Smart-Fab, Smart-Tag, Smart-Station, Smart-Storage, Smart-Traveler, Smart-Comm, Substrate Management System, Reticle Management System, Wafer Management System, Global Lot Server and Fluorotrac Auto Id System are trademarks of Asyst Technologies, Inc. or its subsidiaries in the United States or in other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

Item 1 — Business

Overview

      We develop, manufacture, sell and support integrated hardware and software automation systems primarily for the semiconductor, and secondarily for the flat panel display, or FPD, manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yields, and to protect their investment in fragile materials and work-in-process. We believe that our systems are becoming increasingly important because of several trends in the manufacturing of semiconductors and FPDs:

•	The transition to larger diameter silicon wafers and larger FPD glass plates, which require automated handling because of ergonomic issues and increased yield risk.

•	Continuing decreases in semiconductor device line widths, which require higher levels of cleanliness in the manufacturing process.

•	Advances in new semiconductor manufacturing materials, such as copper, which may introduce additional contamination into the semiconductor manufacturing plant (fab).

•	Continuing customer requirements for enhanced manufacturing productivity and return on capital.

•	Growing inter-dependency of connectivity software.

      We sell our systems directly to semiconductor and FPD manufacturers, as well as to original equipment manufacturers, or OEMs, that make production equipment for sale to semiconductor manufacturers.

Business Developments

      Common Stock Offering. In November 2003, we sold 6,900,000 shares of our common stock, including exercise of the underwriters’ over-allotment option, at an offering price to the public of $15.17 per share which reflects the closing market price on the date of the offering. We received total proceeds of $99.0 million, net of the related issuance fees and costs of $5.7 million.

      Fiscal 2004 Acquisitions. In April 2003, our majority-owned joint venture, Asyst Shinko, Inc., or ASI, acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American AMHS customers from Shinko Electric Co., Ltd.

      Recent Appointments of Executive Officers. In October 2003, the Company appointed David L. White as Senior Vice President and Chief Financial Officer. In September 2003, the Company appointed Stephen Debenham as Vice President and General Counsel.

      Fiscal 2004 Employee Reduction and Completed Outsourcing Transition. We reduced approximately 35.0 percent of our headcount in April 2003, due to ongoing weakness in our business, our decision to outsource manufacturing, and the sale of two discontinued operations and our wafer carrier business. Over the past two years, we have reduced our workforce from a peak of approximately 1,800 employees to 530 employees, not including the employees of our Asyst Shinko joint venture, as of March 31, 2004. In October 2002, we began transitioning substantially all of our U.S. manufacturing to Solectron Corporation, and completed this transition in June 2003.

Fiscal 2004 Year-end Date

      We close our books on the last Saturday of each quarter and thus the actual date of the year-end, March 27, 2004, is different from the year-end date used throughout this Form 10-K report. For convenience of presentation and comparison to prior fiscal years ended March 31, we refer throughout this report to a fiscal year ended March 31, 2004. However, all references to our fiscal year ended March 31, 2004 means our actual fiscal year ended March 27, 2004.

Industry Background

      In recent years, advances in semiconductor production equipment and facilities have supported the continuation of historical trends toward production of chips with ever smaller line widths on ever larger wafers. Most semiconductor production continues to rely on process wafers with diameters of 200mm. However, we estimate that approximately 20 fabs are currently operating production lines utilizing 300mm wafers and more new fabs are expected to be built for 300mm wafers. Concurrently, line widths for the many advanced production chips have decreased to 0.13 micron and are expected to decrease further. In addition, the increasing cost of semiconductor manufacturing equipment and facilities continues to push chip manufacturers to maximize the productivity of these investments. Keeping pace with these trends presents semiconductor manufacturers with a number of technical and economic challenges.

      In response to these challenges, many chip manufacturers use automation systems to maximize tool utilization and to minimize wafer mishandling, misprocessing and contamination. We believe that semiconductor manufacturers will increase their commitments to these solutions in their 300mm fabs, given the significant cost of a 300mm fab, the value of work-in-process inventory, and the ergonomic issues introduced by the significantly increased weight and bulk of loaded 300mm wafer carriers.

      As device dimensions decrease, the harmful effects of microscopic contamination during the manufacturing process increase, heightening the need for isolation of wafers throughout manufacturing and controlled environments around tools. Isolation technology allows for control of the environment in the immediate vicinity of the in-process wafers and the tools. Wafers are enclosed in sealed carriers, or pods, which provide additional environmental control during storage, transport and loading and unloading of the tools. Pods holding wafers up to 200mm are known as standard mechanical interface pods, or SMIF-Pods, and pods holding 300mm wafers are known as front-opening unified pods, or FOUPs. In both the SMIF and FOUP processes, the carrier is docked with an automated system that typically includes a load port or other door-opening device and a robotic transfer arm to move the wafer from the carrier to the tool. An enclosure with engineered airflows surrounds and encapsulates this system. Because wafer carriers fully encapsulate the wafers during transport between process steps and during tool loading and unloading, these devices also help protect the wafers from accidental damage due to mishandling.

      Semiconductor manufacturers are also increasingly automating the tracking, sorting, stocking and transport of wafers throughout the fab, as well as wafer carrier loading and unloading at the tool. In 200mm manufacturing, these technologies are employed to reduce the risk of misprocessing, to efficiently track and manage work-in-process inventory, and to speed the movement of wafers between manufacturing steps. In 300mm manufacturing, these technologies take on added importance because of the ergonomic issues associated with human transport and loading of heavy, bulky 300mm wafer carriers.

      The FPD manufacturing industry uses automated transport and robotic handling systems primarily because of the substantial size and weight of FPD glass plates and panels.

The Asyst Solution

      We offer a comprehensive line of integrated automation systems for the semiconductor manufacturing industry. These solutions provide two distinct benefits to semiconductor manufacturers:

      Increased Manufacturing Productivity. We believe that semiconductor manufacturers are able to attain a higher level of productivity and performance from their equipment by integrating our products into their manufacturing processes. With our automated transportation, loading and wafer handling solutions, tool idle time is reduced and timely wafer delivery is improved, thereby increasing equipment utilization and productivity. In addition, our connectivity software solutions help to improve chipmakers’ access to automation performance information, which aids troubleshooting of tool down time issues that can impair productivity.

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

Strategy

      We believe that our historical success has been driven by our ability to develop, manufacture, market, install and support products that provide unique value to customers. Our continuing strategy is to focus on the development or acquisition of products and capabilities that deliver productivity and yield benefits to customers. We are focused on maintaining and enhancing our relationships with chip and FPD manufacturers and with OEM equipment manufacturers to inform product development and maintain high customer satisfaction. We also continue to focus on operational excellence to support product quality, on-time delivery, and company-wide efficiency. Following are our six principal growth and operating strategies:

      Further Penetrate the Markets for 300mm and FPD AMHS. Our Asyst Shinko joint venture company, or ASI, is a leader in AMHS. We have captured a total of 20 interbay and intrabay AMHS installations to date as of May 15, 2004 in 300mm fabs, compared to 12 installations for our nearest competitor. We have begun to penetrate the market for FPD AMHS, having largely completed the AMHS installation for a large

Gen 5 FPD fab in South Korea and more recently substantially completing Phase One of a new Gen 6 FPD fab in the same country. Based on the anticipated size and number of fab construction and expansion projects that we believe will move forward over the next two to three years, we believe that our combined market opportunity over that period for 300mm semiconductor AMHS and FPD AMHS is significant. We have a small market position in AMHS for 200mm chip fabs and believe that, based on our expectations of a small number of new 200mm fabs and fab expansions, we have a small but material market opportunity in 200mm AMHS. In addition to our Asyst Shinko technology, we have developed a unique continuous-flow AMHS system called FasTrack™. We have demonstrated FasTrack’s ability to move wafers through the fab significantly faster than competitive systems in certain applications. We currently are pursuing opportunities to combine the Asyst Shinko vehicle-based technologies with FasTrack, creating a hybrid AMHS solution tailored to the mixed-throughput needs of semiconductor fabs. We believe that our market leadership in 300mm AMHS, combined with the unique capabilities of our FasTrack system, positions us to capture increased market share in both FPD and 300mm AMHS.

      Focus on Portal Automation. Essentially all 300mm wafer fabrication equipment requires an automated atmospheric front-end (portal) solution that enables the clean, automated transfer of wafers from the wafer carrier to the tool and back again. As a result, most manufacturers of process and metrology tools pre-integrate portals with their tools before shipping to the end customer. This integration can be accomplished in two ways: (1) The OEM can purchase or manufacture various automation components — loadports, atmospheric robotics, wafer ID systems — and perform the mechanical and software integration necessary to make the components work smoothly together as a system, or (2) The OEM can purchase a fully integrated portal from a third-party supplier such as Asyst. We participate in all aspects of the atmospheric tool front-end market and are a leading supplier of components such as loadports and robotics and of fully integrated portals. We increasingly have seen OEMs seeking to focus on their core competencies at the tool level, and choosing to outsource the production of components and portals. In its April 2004 report, Dataquest estimated this merchant market for atmospheric tool front-end products at $300 million for calendar year 2003. We believe that the total market, including captive production being done by OEMs and contract manufacturing by small assemblers not tracked by Dataquest, was closer to $450 million in 2003. We believe that our product offerings provide price/performance advantages and we are continuing to invest in both our component and portal products to take advantage of this significant market opportunity.

      Leverage 200mm Market Leadership. We have a very strong 200mm market position. As many chip manufacturers are slowly recovering from the industry’s severe cyclical downturn from 2000, we believe that the transition to 300mm manufacturing will take time. As a result, we believe that 200mm fabs will continue to operate for many years and that these operators will seek to extend the useful lives of these fabs by adding higher technology equipment and/or implementing Asyst’s isolation technology. In the case of technology upgrades, such as fabs moving to smaller line widths or adding copper-interconnects, we believe that fabs will make concurrent purchases of isolation products as they seek to maximize the yields and productivity of the new equipment. We plan to continue to promote the benefits of our technology and to leverage our leadership position throughout the 200mm market.

      Capitalize on the Emerging Market in China. Because of our 200mm market leadership and our strong customer relationships and long history of success with the foundries of Asia, we have enjoyed strong initial success in the emerging wafer fabrication market in China. During the past three fiscal years we have received large SMIF orders from a total of five fab operators representing seven separate 200mm fabs in China. We plan to continue to leverage our competitive advantages in this market, which is expected to see the development of a significant number of new 200mm and 300mm fabs over the next several years.

      Further Penetrate the Japanese Market. We have seen a significant increase in fab expansion activity in Japan during the past year. In addition, we have become an important supplier to Japanese equipment makers, which continue to have a strong presence in the world market. We have a strong engineering, sales and support capability in Japan and intend to continue our penetration of both Japanese chipmakers and Japanese OEMs.

      Focus on Supply Chain Excellence. In fiscal 2003, we made the strategic decision to begin to transition all of our U.S. manufacturing operations to Solectron Corporation, a leading contract manufacturer of electronics products, and to begin to transition our supply chain to lower cost geographic regions. Our strategic objectives are four-fold: (1) to sharpen our focus on our core competencies of developing, selling and supporting our automation products, (2) to reduce our fixed manufacturing costs and improve our ability to efficiently scale manufacturing through cyclical upturns and downturns, (3) to improve our product quality and on-time delivery performance by partnering with a world-class manufacturing organization, and (4) to improve gross margins through labor and material cost reductions. We believe that progress toward these objectives will provide us with substantial competitive advantages, as to the best of our knowledge none of our key competitors have outsourced their production to the same extent.

Products

Tool Automation Components

      Our tool automation components are designed to automate the rapid transfer of wafers and other substrates between manufacturing equipment and wafer and substrate carriers while maintaining an ultra-clean environment throughout the transfer. These components are sold to OEMs for integration with their tools or directly to fabs that are adding isolation technology to existing equipment as a manufacturing process enhancement. Our tool automation components include multiple types of 200mm and 300mm loadports and substrate-handling robotics.

Loadports

      We are a leading supplier of automated systems that provide the interface between the fab and manufacturing equipment, or loadports. The IsoPort™, our latest generation loadport for the 300mm market, has received strong customer acceptance since its introduction in 2002. We offer a variety of other input/output systems designed to address a broad range of customer applications and equipment types. These include FL-300s, SMIF-LPTs, SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, Versaport 2200’s, and related products.

Substrate-Handling Robotics

      We offer comprehensive robotic substrate handling solutions to the semiconductor and related industries. Our robotics products transfer semiconductor wafers and substrates of all diameters, liquid crystal display (LCD) and plasma display substrates, and other substrates like rigid disks used in disk drive handling between the substrate carrier, the tool interface system and the tool itself. These products include robots, prealigners and elevators specifically designed for atmospheric, harsh environment, and wet chemical process applications. We also use our robots and prealigners in our Plus™ Portal Front-End Solutions and our line of wafer sorter products.

Systems

      Our systems include wafer sorters and fully integrated atmospheric tool front-end solutions (portals). Our sorters are sold to semiconductor makers and our portals are typically sold to OEM tool manufacturers.

Portals

      Our line of portal solutions combines our expertise in isolation systems, work-in-process materials management, substrate handling robotics and connectivity solutions to provide a complete, integrated, automated front-end for process and metrology equipment. For the OEM, use of a portal solution substantially reduces the labor and engineering resources required to assemble and integrate a front-end solution in-house. Portals also can simplify the installation and set-up of the tool and associated front-end upon arrival at the end customer. Our Plus Portal line combines our components — atmospheric robots, environmental control systems, integrated input/output interfaces, automated ID and tracking systems, and connectivity software — into an integrated solution for OEMs. Our newest portal offering, the Spartan™ Integrated Portal, achieves portal functionality through a unified, minimalist approach that uses significantly fewer components, thereby reducing alignment and interoperability issues between components and simplifying maintenance and repair.

We believe the Spartan offers significantly higher performance than our current Plus Portal line, in addition to higher reliability and ease of integration. Because Spartan was designed for volume manufacturing, we believe that it also will provide cost advantages to customers as well as margin advantages to us.

Sorters

      Our sorters are used to rearrange wafers between manufacturing processes, experiments, and single wafer processing, without operator handling, which helps to increase fab yields. Sorters also avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. During fiscal 2004, we introduced the Spartan™ sorter, which is based on the same basic hardware platform as the Spartan Portal.

AMHS

      Automated Material Handling Systems, or AMHS, automate the stocking, transport and tool loading of silicon wafer containers and FPD glass plates in fabs. Our Asyst Shinko line of products includes wafer stockers, inter-bay transport systems, and intra-bay transport and tool loading systems. Our FasTrack line of products includes micro-stocking shelves, conveyor-based track systems, and multi-axis intra-bay carrier management and tool loading solutions.

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

Connectivity Software

      We are the largest merchant provider of the industry-standard software driver protocol for communications between tools and fab host systems, known as SECS/ GEM. In fiscal 2004 we began marketing more advanced software solutions that provide additional functionality to support trouble-shooting of automation communication errors, e-diagnostics, advanced process control, and other applications.

Customers

      Semiconductor manufacturers drive our sales by building new fabs or expanding capacity, adding isolation technology, or upgraded process technology. For many years leading up to the fourth calendar quarter of 2000, the majority of our sales were direct to semiconductor manufacturers. During fiscal 2002 and fiscal 2003, as the industry began migrating to 300mm wafer fabs, OEMs began purchasing a significant proportion of our equipment solutions for integration with their tools. Net sales to OEMs represented 40.0 percent and 59.0 percent of our total net sales for the fiscal years ended March 31, 2003 and 2002, respectively. Subsequent to the formation of our joint-venture, Asyst Shinko, in October 2002, which sells its AMHS products directly to semiconductor and FPD manufacturers, net sales to OEMs have declined on a percentage basis to 25.2 percent of our sales in fiscal 2004.

      Our net sales to any particular semiconductor or FPD manufacturer customer are dependent on the number of fabs the customer is constructing and the number of fab upgrades the customer undertakes. As major projects are completed, the amount of sales to these customers will decline unless they undertake new projects. Our net sales to any particular OEM are dependent on the extent to which our automation products are designed-in to the OEM’s product line and the unit shipments of that product line. During fiscal 2004, two customers, L.G. Philips and Taiwan Semiconductor Manufacturing Corp., each accounted for more than 10.0 percent of sales.

      Our ten largest customers based on cumulative sales during fiscal year 2004, arranged alphabetically, were:

Applied Materials, Elpida, Intel, KLA Tencor, L.G. Philips, NEC, Powerchip, Semiconductor Manufacturing International Corp., Taiwan Semiconductor Manufacturing Corp. and Trecenti.

Sales and Marketing

      We sell our products principally through a direct sales force in the United States, Japan, Europe and the Asia/ Pacific region. Our sales organization is based in California, and our U.S. field sales personnel are stationed in Massachusetts, New York and Texas. Japan is supported by sales and service offices in Tokyo, Nagoya and Yokohama and a software distributor. The European market is supported through offices in Crawley, United Kingdom, Paris, France and Dresden, Germany, and is augmented by a distributor based in Israel. The Asia/ Pacific region is supported through sales and service offices in Hsinchu, Taichung, and Tainan, Taiwan; Singapore; Kuching and Kulim, Malaysia; Shanghai and Tianjin, People’s Republic of China; and Seoul, South Korea. We supplement our direct sales efforts in Asia/ Pacific through a distributor in China.

      International sales, which consist mainly of export sales from the United States, accounted for approximately 78.9 percent, 65.0 percent, and 55.0 percent of total sales for fiscal years 2004, 2003 and 2002, respectively. In fiscal 2004, approximately 60.0 percent of total net sales originated from Asyst Japan, Inc., or AJI, and Asyst Shinko, or ASI. A portion of these sales was invoiced in Japanese yen and subject to fluctuating currency exchange rates.

      The sales cycle to new customers ranges from six to 12 months from initial inquiry to placement of an order, depending on the type and complexity of the project and the time required to communicate the nature and benefits of our systems. For sales to existing customers, the sales cycle is relatively short. The sales cycle for follow-on orders by OEM customers can be as short as two to three weeks. The sales cycle for AMHS products tends to be longer than for our other products because of substantial specification and other pre-sales activity related to an AMHS order.

Research and Development

      Research and development efforts are focused on enhancing our existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. Our research and development expenses were approximately $36.4 million, $40.1 million and $39.0 million during fiscal years 2004, 2003, and 2002, respectively.

      Our research and development employees are involved in mechanical and electrical engineering, software development, micro-contamination control, product documentation and support. Our central research and development facilities include a prototyping lab and a cleanroom used for product research, development and equipment demonstration purposes. These research and development facilities are primarily located in Fremont, California. In addition, we maintain a research and development facility in Hsin-Chu, Taiwan, which is focused on research and development efforts related to AMHS and other projects on an as-needed basis. AJI conducts research and development activities related to atmospheric robotics at its facility in Nagoya, Japan, and ASI conducts AMHS-related research and development at its facility in Ise, Japan.

Manufacturing

      Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished systems. While we use standard components whenever possible, many mechani-

cal parts, metal fabrications and castings are made to our specifications. Once our systems are completed, we perform final tests on all electronic and electromechanical sub-assemblies and cycle products before shipment.

      In October 2002, we began transitioning our U.S-based manufacturing operations to Solectron Corporation, a provider of outsourced manufacturing services. As of May 2004, most of our U.S.-based products were manufactured by Solectron and shipped out of Solectron’s facilities in Singapore. We currently manufacture certain robotics products in AJI’s facilities in Nagoya, Japan, representing approximately 10.0 percent of our fiscal 2004 net sales. Asyst-Shinko products are manufactured at its facilities in Ise, Japan. During fiscal 2003 we sold our AMP and SemiFab manufacturing subsidiaries.

Competition

      We currently face direct competition in all of our served markets. Many of our competitors have extensive engineering, manufacturing and marketing capabilities and some have greater financial resources than those available to us. The markets for our products are highly competitive and subject to rapid technological changes.

      Brooks Automation, Inc., or Brooks, and TDK Corporation of Japan are our primary competitors in the area of loadports. Our SMART-Traveler System products face competition from bar code technology, Brooks (through its acquisition of Hermos) and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Newport Corp., Rorze Corporation and Yasukawa-Super Mecatronics Division. In the area of AMHS, we face competition primarily from Daifuku Co., Ltd., Murata Co., Ltd. and Brooks. Our wafer sorters compete primarily with products from Recif, Inc. and Brooks.

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

Intellectual Property

      We pursue patent, trademark and/or copyright protection for most of our products. We currently hold 98 issued United States patents (with foreign equivalents) and 64 foreign patents, have 20 pending patent applications in the United States, 149 pending foreign patent applications, and intend to file additional patent applications as appropriate. Our patents expire between 2004 and 2021. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology.

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

Backlog

      Our backlog was approximately $167.7 million, $81.8 million and $61.5 million as of the fiscal years ended March 31, 2004, 2003, and 2002, respectively. We include in our backlog only orders for which a customer’s purchase order has been received and a delivery date within 12 months has been specified. As backlog may be cancelled or delayed by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings.

Employees

      As of March 31, 2004, we employed 530 persons on a full-time basis, excluding employees at ASI. Additionally, we employed 26 persons on a temporary basis. We have never had a work stoppage or strike. Approximately 200 employees of ASI are represented by a labor union. We consider our employee relations to be good. During fiscal year 2003 and the first quarter of fiscal 2004, we restructured certain U.S. and international operations in response to continued difficult market conditions. As a result of these restructuring activities, we terminated the employment of approximately 472 full-time employees in fiscal 2003 and approximately 284 full-time employees in fiscal 2004, respectively, from our operations in the United States and our international operations.

Financial Information by Business Segment and Geographic Data

      As a result of our 51.0 percent ownership of the common stock of ASI which was formed in October 2002, we now operate and track our results in two segments: Fab Automation Solutions and Automated Material Handling Systems, or AMHS. Fab Automation Solutions include interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. The chief operating decision maker is our Chief Executive Officer. Information concerning segments is included in Note 13 of Notes to the Consolidated Financial Statements and is incorporated herein by reference.

Environmental Compliance

      Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect on our capital expenditures, operating results or competitive position. Currently we have no commitments with environmental authorities regarding any compliance related matters. However, there can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

Additional Information and Governance Matters

      The Company was incorporated in California on May 31, 1984.

      The Company’s website is www.asyst.com.

      The Company makes the following filings available on its website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished under applicable provisions of the Securities Exchange Act of 1934 and SEC rules. You may access these filings on our website at http://www.asyst.com by clicking on “Investor Relations,” and then “SEC Filings.” Within the “SEC Filings” section, we provide a link to view our SEC filings referred to above, and a separate groupings link to view the Section 16 filings (Forms 3, 4 and 5) that our directors and officers (and, if applicable, more than 10.0 percent stockholders) make to report initial beneficial ownership and changes in beneficial ownership of our common stock.

      The Company’s Code of Business Conduct is applicable to the Company’s directors, officers and employees, and meets the definition of a code of ethics as defined by the SEC. The code also includes a section entitled “Special Obligations of our CEO and CFO” applicable to our principal executive, principal financial and principal accounting officers that contains specific standards applicable to these senior officers with responsibilities for disclosure to investors and financial reporting. We have made the code available on our website, by clicking on “Investor Relations,” and then “Corporate Governance.” As permitted by SEC rules, we have posted the code on our website in lieu of filing the code as an exhibit to this Form 10-K. Other information concerning our board of directors is also available under the “Corporate Governance” link.

      Under Nasdaq listing standards, the Company may grant waivers of the Code of Business Conduct for directors and officers only if approved by the board of directors, and must make any such waivers along with the reasons for the waivers publicly available by filing a Form 8-K within 5 business days. Under SEC rules, the Company is required to file a Form 8-K to disclose any amendment of the code (other than non-substantive amendments) or any explicit or implicit waiver of the code (i.e., any material departure from the code) granted to the chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions, if the waiver relates to matters contained in the SEC’s definition of a code of ethics. As permitted by SEC rules, the Company intends to satisfy the requirement under SEC rules to disclose amendments and waivers of the code by posting this information on the Company’s website under the Corporate Governance link indicated above. To the extent the Nasdaq rules do not permit this alternate means of disclosure allowed by SEC rules, the Company will file a Form 8-K to report waivers, if any.

      All of the filings and governance documents available under the Investor Relations link on our website are free of charge.

Item 2 — Properties

      We are headquartered in Fremont, California and maintain the following facilities:

		Square
		Footage
Location	Functions	(approximate)	Lease Expiration	Facilities by Segments

Fremont, California	Corporate headquarters, R&D	91,275	October 2005	Fab Automation
Fremont, California	Administration, R&D	35,360	January 2006	Fab Automation
Fremont, California	Administration, R&D	35,360	February 2008	Fab Automation/AMHS
Andover, Massachusetts	Sales and support	5,308	September 2006	Fab Automation
Austin, Texas	Sales and support	20,000	April 2006	Fab Automation
Nagoya, Japan	Administration, manufacturing,	66,500	Owned	Fab Automation
	R&D
Tokyo, Japan	Administration, sales and support	3,023	January 2005	Fab Automation
Yokohama, Japan	Administration, sales and support	14,466	March 2004	Fab Automation
Hsin-Chu City, Taiwan	Administration, sales and support	5,821	May 2005	Fab Automation/AMHS
Tainan Hsien, Taiwan	Administration, sales and support	1,200	September 2004	Fab Automation
Taichung City, Taiwan	Administration, sales and support	12,000	February 2005	Fab Automation
Shanghai, China	Sales and support	3,000	March 2005	Fab Automation/AMHS
Shanghai, China	Sales and support	4,000	September 2005	Fab Automation/AMHS
Crawley, UK	Sales and support	5,500	November 2011	Fab Automation
Dresden, Germany	Sales and support	2,377	September 2004	Fab Automation
Genting, Singapore	Sales and support	3,687	September 2004	Fab Automation
Jaian Utama, Malaysia	Sales and support	1,000	August 2004	Fab Automation
Kulim, Malaysia	Sales and support	755	July 2005	Fab Automation
Ise, Japan	Administration, manufacturing,	176,120	September 2007	AMHS
	R&D
Tokyo, Japan	Sales and support	3,540	April 2005	AMHS

      In addition to the above facilities, there are a number of properties under lease that we do not currently use or occupy at this time. These properties include a total of approximately 117,000 square feet of leased office space. Some of these properties are presently subleased. We are actively exploring options to market these surplus properties for sublease or sale or to negotiate early termination agreements for the leases in question.

      We completed the sale of land in Fremont, California, in the quarter ended September 30, 2003. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004 we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time. We previously entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses. This transaction did not close. As a result, a $7.1 million write-down was recorded in the second quarter in fiscal 2003. We initially leased the property and purchased the land from the lessor on October 22, 2001 for $41.1 million, and paid the lessor approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our non-cancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001.

Item 3 — Legal Proceedings

      On October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ’421 patent”) and 4,974,166 (“the ’166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. The case was subsequently narrowed to the “421 patent, and we sought monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. On October 9, 2003, the court: (i) granted defendants’ motion for summary judgment to the effect that the defendants had not infringed our patent claims at issue and (ii) directed that judgment be entered for defendants. We have filed a notice of appeal of both the order and the entry of judgment against us. The court also denied defendants’ motion for judgment as to the invalidity of our asserted patents. Defendants have filed a notice of appeal as to the court’s denial of that motion.

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

      From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of March 31, 2004.

Item 4 — Submission of Matters to a Vote for Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter.

PART II

Item 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Since September 22, 1993, our common stock has been traded on the Nasdaq National Market under the symbol “ASYT.” The price per share reflected in the following table represents the range of high and low closing prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

April 1 — June 30, 2002	$20.41	$14.06
July 1 — September 30, 2002	$19.26	$6.04
October 1 — December 31, 2002	$8.58	$3.51
January 1 — March 31, 2003	$10.71	$5.42
April 1 — June 30, 2003	$7.93	$3.70
July 1 — September 30, 2003	$15.64	$6.61
October 1 — December 31, 2003	$20.14	$14.31
January 1 — March 27, 2004	$19.15	$7.99

Approximate Number of Equity Security Holders

      There were approximately 354 record holders of our common stock as of May 17, 2004.

Dividends

      We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Item 6 — Selected Consolidated Financial Data

      We acquired companies in fiscal 2004, 2003, 2002, 2001 and 2000, and our implementation of SAB No. 101, SFAS No. 142 and SFAS No. 144 has impacted the year over year comparability of the selected financial data. We adopted SAB No. 101 on April 1, 2000, SFAS No. 142 and SFAS No. 144 on April 1, 2002. The following table reflects selected consolidated financial data (in thousands, except per share amounts):

	Fiscal Years Ended March, 31

	2004	2003	2002	2001	2000

Consolidated Statements of Operations Data:
Net sales	$301,642	$259,495	$183,234	$491,542	$225,554
Gross profit	53,189	75,052	40,928	185,746	103,055
In-process research and development of acquired businesses	—	7,832	2,000	—	4,884
Income (loss) from operations	(87,322)	(83,603)	(132,084)	43,106	15,456
Gain on sale of wafer and reticle carrier product line	—	28,420	—	—	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(83,449)	(114,773)	(97,514)	29,532	10,019
Discontinued operations, net of income tax	—	(21,096)	(51,403)	—	—
Cumulative effect of change in accounting Principle, net of income tax	—	—	—	(2,506)	—
Net income (loss)	(83,449)	(135,869)	(148,917)	27,026	10,019
Basic net income (loss) per share:
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(2.00)	$(3.06)	$(2.76)	$0.90	$0.36
Discontinued operations, net of income taxes	$—	$(0.56)	$(1.45)	$—	$—
Cumulative effect of a change in accounting principle, net of income tax	$—	$—	$—	$(0.08)	$—
Shares used in basic earnings per share calculation	41,805	37,489	35,373	32,697	27,639
Diluted net income (loss) per share:
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(2.00)	$(3.06)	$(2.76)	$0.85	$0.32
Discontinued operations, net of income taxes	$—	$(0.56)	$(1.45)	$—	$—
Cumulative effect of a change in accounting principle, net of income tax	$—	$—	$—	$(0.07)	$—
Shares used in diluted net income (loss) per share calculation	41,805	37,489	35,373	34,928	30,986

	Fiscal Years Ended March, 31

	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and short-term investments	$119,764	$99,302	$84,629	$90,249	$106,088
Working capital	127,573	89,723	122,594	179,154	171,550
Total assets	473,609	395,225	344,415	408,432	329,200
Long-term debt and capital leases, net of current portion	91,074	114,812	90,331	3,683	910
Shareholders’ equity	103,109	68,034	164,937	302,463	233,106

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

      In response to the industry downturn, we have reduced costs in several areas. We reduced approximately 35.0 percent of our headcount in April 2003, due to ongoing weakness in our business, our outsourcing of manufacturing, and the sale of two discontinued operations and our wafer carrier business. We also announced plans to outsource our Japanese manufacturing operations. In October 2002, we began transitioning substantially all of our U.S. manufacturing to Solectron Corporation, which we believe will reduce our fixed manufacturing costs and improve our ability to respond to sales fluctuations. The transition was substantially completed in June 2003. Over the past two years, we have reduced our workforce from a peak of approximately 1,800 employees to 530 employees, not including employees of Asyst Shinko, as of March 31, 2004.

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

      On October 16, 2002, we established a joint venture with Shinko called Asyst Shinko, Inc, or ASI. The joint venture develops, manufactures and markets market-leading AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141 and, accordingly, the results of ASI are included in the consolidated financial statements for the periods subsequent to its acquisition.

      In April 2003, ASI acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American AMHS customers from Shinko Electric, Co., Ltd., Shinko. ASI renamed this subsidiary Asyst Shinko America, or ASAM.

      In May 2002, Asyst Connectivity Technologies, Inc., or ACT, a wholly-owned subsidiary of Asyst, purchased substantially all of the assets of domainLogix Corporation, or DLC, a Delaware corporation.

      In May 2001, we acquired 100.0 percent of the common stock of GW Associates, Inc., or GW, a California corporation.

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

Revenue Recognition

      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Revenue for these types of products is recognized at shipment.

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

      Revenues from long-term contracts are recognized using the percentage-of-completion method of contract accounting, based on the ratio that costs incurred to date bear to estimated total costs at completion. Because of the size, complexity and duration of the projects, significant judgment is required to estimate the total cost of the project. When using the percentage of completion method, revisions in revenue and cost estimates are recorded in the periods in which the facts that require such revisions become known and losses, if any, are provided for in the period in which such losses are first identified by management. We utilize the percentage-of-completion method due to the significance of the service effort and the length of time of the contracts.

      Revenue for spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities.

      We account for software revenue recognition in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition”. Revenues for integration software work are recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when the software is shipped; payment is due within one year; collectibility is probable and there are no significant obligations remaining.

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

Goodwill and Other Intangible Assets

      We perform an annual goodwill impairment test in the third quarter of each fiscal year using a two-step process. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. To determine the amount of the impairment, we estimate the fair value of our reporting segments that contain goodwill, based primarily on expected future cash flows, reduce the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compare the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeds the unallocated fair value of the business, an impairment expense is recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144.

Warranty Accrual

      Our warranty policy generally states that we will provide warranty coverage for a pre-determined amount of time, generally 15 to 24 months, for material and labor to repair and service our equipment. In fiscal 2003, we outsourced all of our products manufactured in the United States to Solectron Corporation. Solectron assumes the warranty liability for the first 12 months on products it manufacturers, with Asyst liable for warranty obligations beyond 12 months. We record the estimated warranty cost upon shipment of our products. The estimated warranty cost is determined based on the warranty term and historical warranty costs for a specific product. If actual product failure rates or material usage differs from our estimates, we may need to revise our estimated warranty reserve.

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

Impairment of Long-Lived Assets

      We evaluate the recoverability of our long-lived tangible assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of, or SFAS No. 144.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Results of Operations

Net Sales

      Net sales for the fiscal year ended March 31, 2004 were $301.6 million, an increase of $42.1 million or 16.2 percent from the prior year. The increase in fiscal 2004 sales was in AMHS and 200mm SMIF products sold to semiconductor manufacturers. Excluding the impact of ASI, net sales for fiscal 2004 were $133.1 million, a decrease of $80.0 million or 37.5 percent from the prior year. This decrease was mainly due to the general decline in the semiconductor equipment sector and the sale of our wafer and reticle carrier product lines during fiscal 2003. These product lines generated $31.1 million of revenue in fiscal 2003. Net sales for the fiscal year ended March 31, 2003 were $259.5 million, an increase of $76.3 million or 41.6 percent from fiscal 2002. The increase in fiscal 2003 sales was primarily due to revenue associated with the acquisition of ASI and increased sales to customers in China and Taiwan.

Gross Profit

      Because the semiconductor capital equipment industry is subject to rapid fluctuations in demand, we have made significant reductions and changes in our manufacturing operations to decrease the fixed component of our manufacturing costs and improve our margins during downturns. In fiscal 2004, we had reductions of workforce, in both U.S. and international operations. In fiscal 2003, we began transitioning all of our U.S. manufacturing operations to Solectron, a contract manufacturer, and completed this transition in fiscal 2004.

      Our gross profit was $53.2 million for the fiscal year ended March 31, 2004, $75.1 million for the fiscal year ended March 31, 2003 and $40.9 million for the fiscal year ended March 31, 2002. This represented 17.6 percent of net sales for the fiscal year ended March 31, 2004, 28.9 percent of net sales for the fiscal year ended March 31, 2003 and 22.3 percent of net sales for the fiscal year ended March 31, 2002. The decrease in gross profit as a percent of sales in fiscal 2004 was primarily due to product mix change resulting from higher AMHS revenue with lower gross margins. In addition, ASI recorded a $7.3 million charge in fiscal 2004 for estimated losses that are anticipated on certain customer contracts and recorded a $0.9 million provision relating to excess and obsolete inventory. Although our traditional business was helped by our continuing transition to outsourced manufacturing and a lower cost supply chain, the gross profit deteriorated from the prior year due to an increased mix of legacy portal and sorter products with lower gross margins.

      The improvement in gross profit in fiscal 2003 from the prior year was primarily attributable to increased sales volumes, which better absorbed manufacturing overhead, facility and headcount reduction actions taken in fiscal 2002, and higher mix of 200mm products.

Research and Development

      R&D expenses were $36.4 million for the fiscal year ended March 31, 2004, $40.1 million for the fiscal year ended March 31, 2003 and $39.0 million for the fiscal year ended March 31, 2002. This represented 12.1 percent of net sales for the fiscal year ended March 31, 2004, 15.4 percent of net sales for the fiscal year ended March 31, 2003 and 21.3 percent of net sales for the fiscal year ended March 31, 2002. The decrease in R&D spending in fiscal 2004 was mainly due to headcount reductions and other spending cuts in early fiscal 2004 in response to our sales declines. Our higher R&D spending in fiscal 2003 resulted from our decision to continue strategic product development programs and the inclusion of R&D spending in ASI and ACT.

Selling, General and Administrative

      Over the past three years we have reduced selling, general and administrative, or SG&A, expenses to better align our spending with lower sales levels. SG&A expenses declined to $70.5 million, or 23.4 percent of net sales, compared with $74.2 million, or 28.6 percent of net sales in fiscal 2003. SG&A expense was $76.3 million for the fiscal year ended March 31, 2002, representing 41.6 percent of net sales. The decreases in fiscal 2004 and fiscal 2003 resulted primarily from workforce reductions, facility closures, and reduced discretionary spending offset by increases due to acquisitions of ASI and DLC.

Amortization of Acquired Intangible Assets

      Amortization expenses relating to acquired intangible assets were $20.2 million for the fiscal year ended March 31, 2004, $14.1 million for the fiscal year ended March 31, 2003 and $7.1 million for the fiscal year ended March 31, 2002. This represented 6.7 percent of net sales for the fiscal year ended March 31, 2004, 5.4 percent of net sales for the fiscal year ended March 31, 2003 and 3.9 percent of net sales for the fiscal year ended March 31, 2002. We amortize acquired intangible assets over periods ranging from three to ten years. The increases in amortization expenses in fiscal 2004 and 2003 are primarily due to the acquisition of the ASI joint venture interest.

Restructuring and Other Charges

      Restructuring and other charges for the fiscal years ended March 31, 2004, 2003 and 2002 were (in thousands):

	Severance	Excess	Fixed Asset
	and Benefits	Facility	Impairment	Total

Balance, March 31, 2001	$—	$—	$—	$—
Additional accruals	4,278	3,685	200	8,163
Non-cash related adjustments	—	(781)	—	(781)
Amounts paid in cash	(3,537)	(472)	—	(4,009)

Balance, March 31, 2002	741	2,432	200	3,373
Additional accruals	2,125	2,733	2,161	7,019
Non-cash related adjustments	(331)	(214)	(2,077)	(2,622)
Amounts paid in cash	(2,244)	(1,334)	(92)	(3,670)

Balance, March 31, 2003	291	3,617	192	4,100
Additional accruals	5,460	1,075	46	6,581
Non-cash related adjustments	70	(335)	(205)	(470)
Amounts paid in cash	(5,757)	(2,058)	(33)	(7,848)

Balance, March 31, 2004	$64	$2,299	$—	$2,363

      In fiscal 2004, we recorded net severance and other charges of $5.5 million, primarily related to $3.4 million in severance costs from a reduction in workforce in April 2003 and a $1.0 million charge related to the settlement and release of claims arising from the termination of a former officer. Included were also

$1.1 million of severance expenses primarily from headcount reductions in our Japanese operations. In addition to the severance charges, we recorded $1.1 million for exiting a facility in connection with our restructuring activities and for future lease obligations on a vacated facility in excess of estimated future sublease proceeds. As a result of these restructuring activities, we terminated the employment of approximately 245 employees, including 129 in manufacturing, 34 in research and development and 82 in selling, general and administration, from our U.S. operations as well as international operations. We anticipate potential restructuring charges of $3.0 million to $5.0 million over the next several quarters as we continue our previously announced cost reduction initiatives.

      In fiscal 2003, we recorded a charge of $1.6 million related to excess facilities that we had under lease but had abandoned as a result of our decision to outsource our manufacturing activities and an excess facility charge of $1.1 million reflecting revised estimates of future sublease income based on continued weakness in the Austin, Texas commercial real estate market. We also recorded severance charges of $1.5 million resulting from headcount reductions and contractual obligations of $0.6 million as a result of workforce reduction measures. The restructuring activities affected approximately 291 employees in manufacturing, sales, research and development and administrative staff, including approximately 191 employees who joined Solectron. We also recorded a fixed asset impairment charge of $2.2 million for assets abandoned due to facility consolidation and the integration of certain programs into ASI.

      In fiscal 2002, restructuring charges were recorded resulting from our plan to shut down some of our manufacturing and service locations, outsource some of our manufacturing activities and consolidate the remainder of our U.S. manufacturing in Fremont, California, as well as to reduce our workforce due to economic conditions. These charges include approximately $3.9 million in write-downs of assets and reserves for lease commitments, net of estimated sublease income that we expect to generate from the vacated facilities, and severance costs of approximately $4.3 million related to reductions in force of approximately 450 employees, or 29.0 percent of our workforce.

      We expect to utilize the remaining accrual balance, primarily unused leased facilities, over the next two fiscal years. All remaining accrual balances are expected to be settled in cash.

Asset Impairment Charges

      Asset impairment charges for fiscal years 2004, 2003 and 2002 were as follows:

	Fiscal Years Ended March 31,

	2004	2003	2002

Goodwill and intangible impairment	$—	$8,398	$22,574
Land impairment	6,853	7,121	17,925

Totals	$6,853	$15,519	$40,499

      We completed the sale of land in Fremont, California, in the fiscal year ended March 31, 2004. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In fiscal 2004, we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time. We previously entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses, which was expected to close in the quarter ended December 31, 2002. This transaction did not close. As a result, a $7.1 million write-down was recorded in the second quarter in fiscal 2003. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000, which was subsequently amended on February 21, 2001 and May 30, 2001. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our non-cancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value in fiscal 2002.

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

      We also performed a goodwill impairment test in fiscal 2002 and determined that impairment charges of $22.6 million were required because the estimated fair value of certain businesses were less than their book values. The charges were measured by comparing the forecasted undiscounted cash flows, which we believed approximates fair value, with their corresponding book values. The charges related to goodwill and intangible assets recorded in connection with previously acquired businesses.

In-Process Research and Development Costs of Acquired Businesses and Product Lines

      In October 2002, we acquired 51.0 percent of the common stock of ASI, our Japanese AMHS joint venture company. In connection with the purchase price allocation, in the quarter ended December 31, 2002, we assigned $5.8 million to in-process research and development, or IPR&D. In June 2002, we acquired DLC. In connection with the purchase price allocation $2.0 million was assigned to IPR&D. We identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value.

Gain on Sale of Wafer and Reticle Carrier Product Line

      In fiscal 2003, we sold our wafer and reticle carrier (WRC) products to Entegris for net proceeds of $34.2 million. As a result of this transaction, we recorded a gain on sale of $28.4 million. The wafer and reticle carrier products contributed revenues of $31.1 million and $28.9 million in fiscal years 2003 and 2002, respectively.

Other Expense, Net Excluding Gain on Sale of Wafer and Recticle Carrier Product Line

      Other expense, net was $6.6 million for the fiscal year ended March 31, 2004, $6.9 million excluding gain on sale of WRC for the fiscal year ended March 31, 2003 and $3.5 million for the fiscal year ended March 31, 2002. The other expenses for the fiscal year ended March 31, 2004 were relatively flat from the prior year. The increased expense in fiscal 2003 compared with fiscal 2002 is primarily attributable to financing costs and fees related to funding the ASI joint venture transaction, increased interest expense related to the $25 million credit facility which was established and drawn down to partially fund the transaction, lower interest-bearing cash balances, and lower interest rates on invested cash.

Provision for (Benefit from) Income Taxes

      We recorded a benefit from income taxes of $6.2 million for the fiscal year ended March 31, 2004, or 6.5 percent of our loss before income taxes. The benefit is primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $6.7 million, offset by tax provisions in our international subsidiaries. As a result of the review undertaken at September 30, 2002, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets. We therefore recorded a tax provision of $57.3 million in fiscal 2003. Benefit from income taxes was $38.0 million for the fiscal year ended March 31, 2002. This represented an effective tax rate of (6.5) percent for the fiscal year ended March 31, 2004 and 92.3 percent for the fiscal year ended March 31, 2003 and 28.1 percent for the fiscal year ended March 31, 2002.

Minority Interest

      Minority interest in the loss from continuing operations was $4.4 million and $4.7 million for the fiscal years ended March 31, 2004 and 2003, respectively. No minority interest was recorded in fiscal 2002. This amount represents the 49.0 percent of our joint venture partner, Shinko, in the operations of ASI.

Discontinued Operations, Net of Income Tax

      There were no discontinued operations in fiscal 2004. Loss from discontinued operations was $21.1 million for the fiscal year ended March 31, 2003 and $51.4 million for the fiscal year ended March 31, 2002. The loss in fiscal 2002 included goodwill and impairment charges of $37.8 million. In August 2002, we announced our intention to divest two subsidiaries, AMP and SemiFab, in order to allow us to better focus on our core business. Both subsidiaries were divested in March 2003.

Related Party Transactions

      At March 31, 2004, we held notes from two current non-officer employees totaling $0.4 million. At March 31, 2003, we held notes from two former employees and two current employees totaling $0.7 million. One of the notes receivable is secured by a deed of trust on certain real property. The fair market value of the property exceeds the loan amount. These notes receivable are included in other assets at March 31, 2004 and March 31, 2003, respectively.

      Our majority owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At March 31, 2004, significant balances owed to Shinko were (in thousands):

Accounts payable due to Shinko	$17,194
Accrued liabilities due to Shinko	248

      In addition, the consolidated condensed financial statements reflect that ASI purchased various administrative and IT services from Shinko. During the year ended March 31, 2004, sales to and purchases from Shinko were (in thousands):

Sales	$743
Material purchases	18,887
Services purchased	12,375

Guarantees & Commitments

      We have guaranteed certain lease payments with respect to equipment and real estate of our Japanese subsidiary as disclosed in Note 10 to the Consolidated Financial Statements.

      As more fully described in Note 12 to the Consolidated Financial Statements, we are contingently liable as part of the ASI acquisition to provide funding for plan benefits under a pension plan of Asyst Shinko. As part of the acquisition of ASI in October 2002, we recorded $12.1 million of pension-related obligations. As of March 31, 2004, the remaining liability was $11.8 million. Under certain remote circumstances, including bankruptcy and inability to pay by Shinko, we may have to assume approximately up to $200 million of Shinko’s pension obligations. No recognition of this amount has been recorded to date as it is considered remote.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued

FIN 46R, which supercedes FIN 46. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our results of operation or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, or SFAS No. 150. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

      In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-5 did not have a significant impact on our financial position or results of operations.

      On December 17, 2003, the Staff of the Securities and Exchange Commission, SEC or the Staff, issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21, or EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or the FAQ, issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

      In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, or EITF 03-16. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our financial position or results of operations.

Liquidity and Capital Resources

      Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings and cash generated from operations. As of March 31, 2004, we had approximately $112.9 million in cash and cash equivalents, $1.9 million in restricted cash and cash equivalents, $127.6 million in working capital and $93.8 million in long- term debt and capital lease obligations.

      Cash flows from operating activities. Net cash used in operating activities in fiscal 2004 was $74.0 million. The net cash used in operating activities in fiscal 2004 was primarily attributable to our net loss of $83.5 million, and increases in receivables and inventory totaling $81.3 million primarily due to significantly higher revenue. These uses of cash were partially offset by non-cash charges to net income including depreciation and amortization of $29.3 million, asset impairment charges of $6.9 million, deferred taxes of $6.4 million, and inventory reserve adjustments of $13.0 million. Additionally accounts payable, accrued liabilities and deferred revenue increased by a combined $48.5 million, primarily due to increased purchasing activities from higher revenue.

      Net cash provided by operating activities in fiscal 2003 was $16.5 million. The net cash provided by operating activities in fiscal 2003 was primarily attributable to our net loss of $135.9 million, partially offset by non-cash charges of $59.2 million related to the deferred tax asset and $17.7 million of restructuring, goodwill and intangibles impairment and asset write-downs; $30.8 million of depreciation and amortization; $7.8 million of in-process R&D; and other items. Other significant sources of cash included increases in accounts payable accrued liabilities and deferred revenue by a combined $15.8 million; and an inventory decrease of $23.5 million primarily due to the sale of inventory to Solectron related to our outsourcing of manufacturing.

      Cash flows from investing activities. Net cash provided by investing activities in fiscal 2004 was $1.2 million. We received net proceeds of $12.1 million from the sale of land and purchased short-term investments of $3.6 million, net. This source of cash was offset by purchases of property and equipment of approximately $6.1 million and cash used in connection with our acquisition of ASAM of $1.2 million.

      Net cash used in investing activities in fiscal 2003 was $19.0 million. We used $51.1 million of net cash in the acquisitions of the ASI JV interest and DLC, and received $34.2 million from the sale of our wafer and reticle product lines (WRC). In addition, we sold short-term investments of $7.0 million, net, and used $9.1 million for purchases of property and equipment.

      Cash flows from financing activities. Net cash provided by financing activities in fiscal 2004 was $93.0 million, primarily from a total of $112.1 million from issuance of common stock through our secondary stock offering and under our employee stock programs. Proceeds from this issuance were used in the repayment of $25.0 million against our commercial banking line of credit. We also received proceeds from the sale of receivables in the amount of $5.8 million.

      In November 2003, we sold 6,900,000 shares of our common stock, including exercise of the underwriters’ over-allotment option, at an offering price to the public of $15.17 per share. We received total proceeds of $99.0 million, net of the related issuance fees and costs.

      Net cash provided by financing activities in fiscal 2003 was $29.8 million. During fiscal 2003, we received net proceeds of $25.0 million from our line of credit and $6.1 million from the issuance of common stock under our employee stock programs. These sources of cash were offset by net principal payments on short-term and long-term debt and capital leases of $1.2 million.

      In October 2002, we entered into a $25.0 million two-year revolving credit agreement with a commercial bank. The specific amount of the credit line available, however, may change based on the amount of receivables held. Borrowings under the credit agreement bear interest at a rate indexed to LIBOR. The credit line was fully paid down during the quarter ended December 31, 2003. During fiscal year 2004, we amended the financial covenants. As amended, we were required under the agreement to maintain compliance with financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis excluding depreciation, amortization and other non-cash items and a requirement that we maintain with the bank during the term of the credit agreement a minimum balance of $5 million of cash and cash-equivalents. As of the quarter ended December 31, 2003, we were not in compliance with certain of these financial covenants. However, we obtained a waiver of compliance from the bank for these certain covenants. We entered into an agreement with the bank, effective as of May 15, 2004, to amend and restate the terms of our existing credit agreement which extended its term through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowings under the credit facility and reduced certain fees and interest charges applicable to borrowings under the credit line. The credit agreement also restricts our ability to incur additional indebtedness; pay dividends and make distributions in respect of our capital stock; redeem capital stock; make investments or other restricted payments; engage in transactions with shareholders and affiliates; create liens; sell or otherwise dispose of assets; make payments on our subordinated debt; and engage in mergers and acquisitions.

      As of March 31, 2004, we were in compliance with these financial covenants. We cannot assure that we will meet the quarterly net income/loss covenant or other covenants in subsequent quarters. Non-compliance with the financial covenants in the future may preclude our ability to borrow under the credit agreement or require us to repay any borrowings outstanding. These covenants may otherwise adversely affect our company if our company fails to comply with them.

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

      We had $18.2 million and $18.0 million at March 31, 2004 and 2003, respectively, of short-term debt from banks in Japan. As of March 31, 2004, the interest rate ranged from 1.4 percent to 3.0 percent (interest rates ranged from 1.4 percent to 2.4 percent at March 31, 2003). We had secured straight bonds from a bank in Japan of $7.1 million at March 31, 2004. The bonds bore interest at rates ranging from 1.4 percent to 3.0 percent as of March 31, 2004 and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for these secured straight bonds as well as for short-term debt. As of March 31, 2004, pledged assets consist of land and other property and equipment, net of accumulated depreciation, time deposits and accounts receivable totaling $15.9 million. Additionally Asyst U.S. has provided letters of guarantee to financial institutions in Japan covering substantially all of AJI’s debts. In September 2003, ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately $28.3 million at the exchange rate as of March 31, 2004. The current interest rate is 1.4 percent. This facility primarily supports ASI’s working capital requirements during the construction of its AMHS projects, particularly located in Japan where customers generally pay four to six months after acceptance of a completed project. ASI had outstanding borrowings of $4.7 million under this facility that is recorded in short-term debt at March 31, 2004. Under terms of the bank facility, ASI must generate annual operating profits on a statutory basis. We were in compliance with the loan covenants at March 31, 2004.

      We have an agreement with a Japanese banking institution to sell certain of our trade receivables without recourse. During fiscal 2004, approximately $5.8 million of receivables were sold under this agreement. The total amount available under the facility is $14 million at March 31, 2004.

      We lease facilities under non-cancelable capital and operating leases, with expiration dates up to November 2011.

      We anticipate that operating expenses will constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next 12 months.

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

Off-Balance Sheet Arrangements

      We do not have any financial partnerships with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities referred to as structured finance or special purpose entities. Accordingly, we are not exposed to any financing or other risks that could arise if we had such relationships.

Contractual Obligations

      The following table (in thousands) summarizes our significant contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Short-term loans and notes payable	18,161	18,161	—	—	—
Operating lease obligations	$13,842	$6,282	$6,288	$1,141	$131
Long-term debt and capital lease obligations	113,741	8,533	13,818	91,390	—

Total	$145,744	$32,976	$20,106	$92,531	$131

      Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.

RISK FACTORS

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

Risk Related to Our Business

If we fail to effectively manage our ASI joint venture, our sales of Automated Material Handling Systems could be adversely affected and the mix of sales between AMHS and our other products could affect our overall financial performance.

      Sales of Automated Material Handling Systems, or AMHS, accounted for approximately 56.0 percent of our sales for the fiscal year ended March 31, 2004, and are expected to be an important component of our future revenues. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, Asyst Shinko, Inc., or ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we have effective operating control of ASI, certain major decisions require the approval of our joint venture partner, Shinko Electric Co., Ltd., or Shinko, and the future success of ASI depends in part on the strength of our relationship with Shinko. Other than a right of first refusal if Shinko is considering selling its stake in ASI, we have no mechanism to acquire the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, we may not have sufficient funds available to facilitate such acquisition. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively ASI in Japan could harm our business.

      Orders for AMHS are relatively large, often exceeding $20 million for a given project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacture and installation of these systems at our customers’ manufacturing facilities can take up to six months. We recognize revenue and costs for AMHS based on percentage of completion because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for our Japanese AMHS customers require payment to be made six months after customer acceptance of the installation. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital. Further, gross margins on our AMHS sales are lower than those for our other products. If we fail to effectively estimate costs and manage these long-term projects, we could have loss contract exposure and additional gross margin pressure. Our overall financial performance will therefore be impacted by the mix of sales between AMHS and other products in a given period.

If we are unable to increase our sales of AMHS to FPD manufacturers, or if the FPD industry enters a cyclical downturn, our growth prospects could be negatively impacted.

      In recent quarters, ASI has begun to sell AMHS to flat panel display, or FPD, manufacturers. While we believe that sales to the FPD industry present a significant opportunity for growth, the size of this market opportunity depends in large part on capital expenditures by FPD manufacturers. The market for FPD products is highly cyclical and has experienced periods of oversupply, resulting in significantly reduced demand for manufacturing and automation equipment. If the FPD market enters into a cyclical downturn, demand for AMHS by the FPD market may be significantly reduced, impacting our growth prospects.

      As a relatively new entrant to the FPD equipment market, we do not have the customer relationships that our competitors have. Similarly, our relative inexperience in the FPD industry may cause us to misjudge important trends and dynamics in this market. If we are unable to anticipate future customer needs in the FPD market, our growth prospects may be severely reduced.

The timing of the industry’s transition to 300mm technology is uncertain and competition may be intense, and could adversely affect our revenues.

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

Our gross margins on 300mm products may be lower than on 200mm products, which could adversely affect our ability to become and remain profitable.

      The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition in this production line, and we sell a greater percentage of our 300mm products to OEMs rather than directly to semiconductor manufacturers. Manufacturing costs are generally higher in the early stages of new product introduction and typically decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. However, we cannot assure you that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products, which will be supplied primarily by contract manufacturers. SEMI standards for 300mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating pricing pressure. While semiconductor manufacturers purchased a majority of 200mm tool automation products, OEMs are purchasing most of the tool automation products for 300mm. Sales to OEMs typically have lower gross margins.

      These factors may prevent us from achieving or maintaining similar relative pricing and gross margin performance on 300mm products as we have achieved on 200mm products, and could adversely affect our ability to become and remain profitable.

Most of our manufacturing is outsourced and we rely on a single contract manufacturer for much of our product manufacturing, which could disrupt the availability of our products or adversely affect our gross margins.

      We have outsourced the manufacturing of most of our products. Solectron currently manufactures, under a long-term contract, our products, other than AMHS and our Japanese robotics products. ASI also has outsourced a large portion of its AMHS manufacturing to third parties. In the future we may increase our dependence on contract manufacturers. Outsourcing may not yield the benefits we expect, and instead could result in increased product costs and product delivery delays.

      Outsourced manufacturing could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements or our customers’ expectations. From time to time, we have experienced delays in receiving products from Solectron. Problems with quality or timeliness could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor, availability of raw materials or components to the outsourced vendor, improper product specifications, and the learning curve to commence manufacturing at a new outsourced site. Our contract with Solectron contains minimum purchase commitments which, if not met, could result in increased costs, which would adversely affect our gross margins. We must also provide Solectron with forecasts and targets based on actual and anticipated demand, which we may not be able to do effectively or efficiently. If Solectron purchases inventory based on our forecasts, and that inventory is not used, we must repurchase the unused inventory, which would adversely affect both our cash flows and gross margins. If product supply is adversely affected because of problems in outsourcing we may lose sales and profits.

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

      When demand for semiconductor manufacturing equipment is strong, suppliers, both U.S. and international, strain to provide components on a timely basis. We have outsourced the manufacturing of many of our products, and disruption or termination of supply sources to our contract manufacturers or us could have a serious adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a limited group of suppliers, or in some cases may come from a single supplier. A prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases for components and, as a result, could decrease our margins and negatively impact our financial results.

We have significant existing debts; the restrictive covenants under some of our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to prepay some or all of this indebtedness our financial position would be severely and adversely affected.

      We have a significant amount of outstanding indebtedness. At March 31, 2004, our long-term debt was $91.1 million, and our short-term debt was $20.9 million, for an aggregate of $112.0 million. We have $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004. Our joint venture with Shinko, ASI, entered into a short-term facility with a Japanese bank under which it may borrow up to approximately $28.3 million, of which $4.7 million is currently outstanding. We have also guaranteed the loans of our Japanese subsidiary, Asyst Japan, Inc., or AJI, which loans currently total approximately $20.6 million as of March 31, 2004.

      Our two-year revolving credit agreement with a commercial bank requires us to maintain compliance with certain financial covenants, including a quarterly net income/ loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items) and a requirement that we maintain with the bank during the term of the credit agreement a minimum balance of $5.0 million of cash and cash equivalents. The specific amount of the credit line available at any time, however, may change based on the amount of current receivables we have outstanding. The covenants contained in our credit agreement with the bank also restrict our ability to take certain actions, including our ability to:

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

      The credit line has been fully paid down since the quarter ended December 31, 2003. As of the quarter ended December 31, 2003, we were not in compliance with certain of these financial covenants. However, we obtained a waiver of compliance from the bank for these certain covenants. As of the quarter ended March 31, 2004, we were in compliance with the financial covenants. We entered into an agreement with the bank, effective as of May 15, 2004, to amend and restate the terms of our existing credit agreement which extended its term through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowings under the credit facility and reduced certain fees and interest charges applicable to borrowings under the credit line. While we have substantial improvements in our financial results in the quarter ended March 31, 2004, we cannot assure you that we will meet the financial covenants contained in our credit agreement with Comerica in subsequent quarters. Specifically, we may be unable to meet the maximum loss covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers and amend the covenants, and Comerica may terminate the agreement, preclude further borrowings and require us to repay the outstanding borrowings.

      Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. Additionally, upon an event of default, the Japanese banks may call the loans outstanding at AJI, requiring repayment, which we have guaranteed.

      As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

We may need additional financing in the future to meet our capital needs; if we do need to secure financing, it may be on unfavorable terms.

      We recently raised capital by issuing 6.9 million shares of our common stock in a public offering in November 2003; however, our operations are currently consuming cash and are expected to continue to do so for the next few quarters. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

If our fully integrated tool front-end solutions are not widely accepted, our growth prospects could be negatively impacted.

      The decision by OEMs to adopt our tool front-end, or portal, solutions for a large product line involves significant organizational, technological and financial commitments by the OEMs. OEMs expect the portal solutions to meet stringent design, reliability and delivery specifications. If we fail to satisfy these expectations, whether based on limited or expanded sales levels, OEMs will not adopt our portal solutions. We cannot ensure that these tools will be widely accepted in the marketplace or that additional OEMs will adopt them. We have invested significant time and expense in the development of Spartan, our next generation portal offering specifically designed for the 300mm market. While we believe Spartan may improve our competitive position and gross margins in the 300mm industry, if the market acceptance of Spartan is less than we have forecast or if the timing of this acceptance is delayed, our financial performance could be impacted. Further, because Spartan is early in its production life, its manufacturing costs may be higher (and resulting margins may be lower) in the early stage of new product introduction. Notwithstanding our solutions, OEMs may purchase components to assemble or invest in the development of their own comparable portals. If our solutions are not adopted by OEMs, our prospects will be negatively impacted and we may not be able to achieve profitability.

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet their needs on a timely basis.

      We do not have long-term contracts with our customers, and our sales are typically made pursuant to individual purchase orders. Accordingly:

•	our customers can cease purchasing our products at any time, without penalty;

•	our customers are free to purchase products from our competitors;

•	we are exposed to competitive price pressure on each order; and

•	our customers are not required to make minimum purchases.

      Customer orders are often received with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we could lose sales and customers.

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from, these customers could harm our business.

      The markets in which we sell our products comprise a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycles to new customers range from six to 12 months from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. Generally, our customers may cancel or reschedule shipments with limited or no penalty.

      Our customers’ demand for our products is largely driven by the timing of new fab construction and the upgrading of existing fabs initiated by those customers. As such, when we complete projects for a customer, business from that customer will decline substantially unless it undertakes additional projects incorporating our products. The high cost of building a fab is causing increasing numbers of semiconductor manufacturers to outsource the manufacturing of their semiconductors to foundries. This trend toward foundry outsourcing, combined with increasing consolidation within the semiconductor industry, could continue to decrease the number of our potential customers and increase our dependency on our remaining customers. We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling the OEM equipment in which our systems are embedded. Our success will depend on our continued ability to develop and manage relationships with significant customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, our current and prospective customers have exerted pressure on us to shorten delivery times and to customize and improve the capabilities of our products, thus increasing our manufacturing costs. In addition, some of our customers may in the future shift their purchases of products from us to our competitors. Failure to respond adequately to such pressures could result in a loss of customers or orders and the inability to develop successful relationships with new customers, which would have a negative impact on our business.

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

      Semiconductor equipment and processes are subject to rapid technological changes. The development of more complex semiconductors has driven the need for new facilities, equipment and processes to produce these devices at an acceptable cost. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products in a timely manner. We often require long lead times for development of our products, which requires us to expend significant management effort and to incur material development costs and other expenses. During development periods we may not realize corresponding revenue in the same period, or at all. We may not succeed with our product development efforts and we may not respond effectively to technological change, which could have a negative impact on our financial condition and results of operations.

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

      Intellectual property rights are uncertain and involve complex legal and factual questions. We may unknowingly infringe on the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. If we do infringe the intellectual property rights of others, we could be forced to either seek a license to intellectual property rights of others or alter our products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical, could detract from the value of our product, or could delay our ability to meet customer demands or opportunities.

      There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Litigation may be necessary to enforce our patents, to protect our trade secrets or know how, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the patents or intellectual property rights of others. Any litigation could result in substantial cost to us and divert the attention of our management, which by itself could have an adverse material effect on our financial condition and operating results. Further, adverse determinations in any litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these effects could have a negative impact on our financial condition and results of operations.

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

We may not be able to integrate efficiently the operations of our acquisitions, and may incur substantial losses in the divestiture of assets or operations.

      We have made and may continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger entity, has in the past presented and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different technologies into our integrated solution. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our short-term earnings. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations, or we could decide to divest or discontinue existing or recently acquired assets or operations. For example, in fiscal 2003, we decided to discontinue operations of our SemiFab and AMP subsidiaries, both of which we had acquired in February 2001, as these subsidiaries were generating significant operating losses and not considered critical to our long-term strategy. These subsidiaries were sold at the end of fiscal 2003 at a substantial loss. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to mange our acquisitions or divestitures successfully.

As our quarterly and yearly operating results are subject to variability, comparisons between periods may not be meaningful; this variability in our results could cause our stock price to decline.

      Our revenues and operating results can fluctuate substantially from quarter to quarter and year to year, depending on factors such as:

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

      A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were 79.0 percent of our total net sales for fiscal 2004, 65.0 percent in fiscal 2003 and 55.0 percent in fiscal 2002. We expect that international sales will continue to represent a significant portion of our total revenue in the future. This concentration increases our exposure to any risks in this area. Sales to customers outside the United States are subject to various risks, including:

•	exposure to currency fluctuations;

•	the imposition of governmental controls;

•	the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States;

•	the need to comply with a wide variety of foreign and U.S. export laws;

•	political and economic instability;

•	terrorism and anti-American sentiment;

•	trade restrictions;

•	changes in tariffs and taxes;

•	longer product acceptance and payment cycles; and

•	the greater difficulty of administering business overseas.

      Any kind of economic instability in parts of Asia where we do business can have a severe negative impact on our operating results due to the large concentration of our sales activities in this region. For example, during 1997 and 1998, several Asian regions, including Taiwan and Japan, experienced severe currency fluctuation and economic deflation, which negatively impacted our revenues and also negatively impacted our ability to collect payments from customers. The economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

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

      Asian and European courts might not enforce judgments rendered in the United States. There is doubt as to the enforceability in Asia and Europe of judgments obtained in any federal or state court in the United States in civil and commercial matters. The United States does not currently have a treaty with many Asian and European countries providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of a fixed debt or sum of money rendered by any federal or state court in the United States would not automatically be enforceable in many European and Asian countries.

Our current and planned operations may strain our resources and increase our operating expenses.

      We may expand our operations through both internal growth and acquisitions. We expect that this expansion will strain our systems and operational and financial controls. In addition, we may incur higher operating costs and be required to expend substantial working capital to fund operations during such an expansion. In addition, during an expansion, we may incur significantly increased up-front costs of sale and product manufacture well in advance of receiving revenue for such product sales. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited and our liquidity and ability to fund our operations could be significantly strained. Our officers have limited experience in managing large or rapidly growing businesses.

      Further, consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock, or a combination thereof. Dilution to existing shareholders, and to earnings per share, may result if shares of common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

If we lose any of our key personnel or are unable to attract, train or retain qualified personnel, our business would be harmed.

      Our success depends, in large part, on the continued contributions of our key management and other key personnel, many of whom are highly skilled and would be difficult to replace. In particular, the services of Dr. Stephen Schwartz, Chairman of our Board of Directors, Chief Executive Officer and President, who has led our company since August 2002 (and Chairman since January 2003), are very important to our business. None of our senior management, key technical personnel or key sales personnel is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or key personnel could harm our business.

      Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. If we fail to do this, business would be harmed.

      Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our Chief Financial Officer joined us in October 2003 and our Senior Vice President of Worldwide Manufacturing Operations joined us in May 2004. Our future success will depend to a significant extent on the ability of our management team to work effectively together. There can be no assurance that our management team will be able to integrate and work together effectively.

If we account for employee stock options using the fair value method, it could significantly impact our results from operations.

      There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board, or FASB, issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could adversely impact our results from operations.

Risks Related to our Industry

The semiconductor manufacturing equipment industry is highly cyclical and is impacted by recurring downturns in the semiconductor industry, and these cycles can harm our operating results.

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

      Our industry began experiencing a significant downturn in 2000 due to decreased worldwide demand for semiconductors. During this downturn, most of our customers reduced capital expenditures, which adversely impacted our business. Excluding sales of ASI, which was acquired during the third quarter of fiscal 2003, our net sales declined sequentially in the third and fourth quarter of fiscal 2003 and again in the first quarter of fiscal 2004. Although our net sales increased $55.3 million in the fourth quarter ended March 27, 2004, or 73.8 percent sequentially, and increased $23.5 million in our third quarter ended December 31, 2003, or 45.8 percent, from the prior quarter, we cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development and engineering that are necessary to maintain our competitive position, which could seriously harm our long-term business prospects.

      We believe that the cyclical nature of the semiconductor and semiconductor manufacturing equipment industries will continue, leading to periodic industry downturns, which may seriously harm our business and financial position.

We may not effectively compete in a highly competitive semiconductor manufacturing equipment industry.

      The markets for our products are highly competitive and subject to rapid technological change. We currently face direct competition with respect to all of our products. A number of competitors may have greater name recognition, more extensive engineering, research & development, manufacturing, and marketing capabilities, and substantially greater financial, technical and personnel resources than those available to us.

      Brooks Automation, Inc., or Brooks, and TDK Corporation of Japan are our primary competitors in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as from Brooks, and a number of smaller competitors. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Newport Corp., Rorze Corporation and Yasukawa Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks. In our FPD business, we compete with Daifuku and Murata. Our wafer sorters compete primarily with products from Recif, Inc. and Brooks. In addition, the industry transition to 300mm wafers is likely to draw new competitors to the facility automation market. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies such as Brooks, as well as new competition from semiconductor equipment and cleanroom construction companies.

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

Item 7A — Quantitative and Qualitative Disclosures Regarding Market Risk

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by periodically positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed-rate securities have their fair market value adversely affected by rising interest rates. If market interest rates were to increase immediately and uniformly by 10.0 percent from levels at March 31, 2004, the fair market value of these investments would decline by an immaterial amount. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

      The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 2004. As a general matter, our intent is not to hold investments longer than 12 months. Restricted cash, cash equivalents and short-term investments represent amounts that are restricted as to their use primarily in accordance with a debt agreements more fully described in Note 10 to our financial statements (in thousands):

		Average
		Carrying Interest
	Remaining
	Maturities	Amount	Rate

CASH EQUIVALENTS:
Institutional money market funds	within 1 year	$37,415	0.4%–1.1%

U.S. corporate debt securities	within 1 year	39,450	1.0%–1.5%

Total cash equivalents		$76,865	0.4%–1.5%

RESTRICTED CASH and CASH EQUIVALENTS
U.S. corporate debt securities	within 1 year	$1,904	1.4%

      We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $112.0 million. Most of these borrowings have fixed interest rates. Convertible notes of $86.3 million are the most significant debt subject to interest rate risk. A hypothetical 100 basis point increase in interest rate would have a $3.4 million impact on income before taxes on our consolidated statements of operations for fiscal 2004. The following table presents the hypothetical changes in fair value in our outstanding convertible notes at March 31, 2004 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (0.5%), or BPS, 100 BPS (1.0%) and 150 BPS (1.5%) over a 12-month time horizon. The base value represents the fair market value of the notes (in thousands):

	Valuation of borrowing given an				Valuation of borrowing given an
	interest decrease of X basis points			Valuation with	interest increase of X basis points
no change in
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Convertible notes	$87,272	$86,848	$86,427	$86,008	$85,591	$85,177	$84,764

      Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10.0 percent from the level at March 31, 2004, our results of operations may improve or deteriorate in the range of $5.0 to $6.0 million. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

Item 8 — Financial Statements and Supplementary Data

      Our Financial Statements and notes thereto and Financial Statement Schedules appear on pages 44-70 of this Form 10-K. The quarterly financial data (unaudited) were as follows:

QUARTERLY FINANCIAL DATA

(In thousands, except per share data):

	Year ended March 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$45,268	$51,349	$74,888	$130,137
Gross profit	$4,444	$11,999	$10,587	$26,159
Net loss	$(37,376)	$(16,315)	$(22,057)	$(7,701)
Basic and diluted net loss per share	$(0.97)	$(0.41)	$(0.52)	$(0.16)

Shares used in basic and diluted net loss per share calculations	38,475	39,517	42,206	47,020

	Year ended March 31, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$51,865	$72,319	$75,624	$59,687
Gross profit	$16,555	$28,169	$19,129	$11,199
Net loss	$(13,458)	$(78,053)	$(40,921)	$(3,437)
Basic net income (loss) per share:
Continuing operations	$(0.33)	$(2.03)	$(0.86)	$0.16
Discontinued operations	(0.04)	(0.05)	(0.22)	(0.25)

Total basic net loss per share	$(0.37)	$(2.08)	$(1.08)	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$(0.33)	$(2.03)	$(0.86)	$0.15
Discontinued operations	(0.04)	(0.05)	(0.22)	(0.23)

Total diluted net loss per share	$(0.37)	$(2.08)	$(1.08)	$(0.08)

Shares used in basic net income (loss) per share calculations	36,565	37,452	37,932	38,005
Shares used in diluted net income (loss) per share calculations	36,565	37,452	37,932	40,586

      Comparability of quarterly data is affected by the following items which occurred during fiscal 2004 and 2003:

Asset impairment charges of $6.9 million, $7.1 million and $8.4 million in the first quarter of fiscal 2004, and second and third quarter of fiscal 2003, respectively. These charges relate to write-downs in value of goodwill, intangibles and land held for sale.

Reserve for net deferred tax assets of $62.7 million in the second quarter of fiscal 2003.

Loss contract accruals of $5.4 million and $1.9 million at ASI in the third and fourth quarters of fiscal 2004, respectively. Loss reserves and loss on sale of the AMP and SemiFab subsidiaries of $6.6 million and $5.9 million in the third and fourth quarters of fiscal 2003, respectively.

Net gain on sale of the WRC products in the fourth quarter of fiscal 2003 of $28.4 million.

Restructuring charges in the first, second and third quarters of fiscal 2004 and the second and third quarters of fiscal 2003 of $4.4 million, $0.5 million, $1.7 million, $4.5 million, $2.5 million, respectively. These charges were primarily for severance, excess facility and asset impairment charges related to workforce reductions and consolidation of our facilities.

Inventory reserves of $4.5 million in the fourth quarter of fiscal 2003.

      Refer to the consolidated financial statements contained in this 10-K for further disclosure of the above items.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A — Controls and Procedures

Introduction

      SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms (“Disclosure Controls”).

      SEC rules define “internal control over financial reporting” as a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements (“Internal Controls”).

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

Evaluation of Disclosure Controls

      Our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, are responsible for establishing and maintaining our Disclosure Controls as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls as of March 31, 2004, have concluded that our Disclosure Controls are effective to provide reasonable assurances that our Disclosure Controls will meet their defined objectives.

Changes in Internal Controls

      During the fourth quarter of fiscal 2004, we instituted procedural changes in our Internal Controls intended to improve the timing and accuracy of reconciliations of certain accounts. Other than as described above, there were no other procedural changes that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Internal Controls.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Information with respect to Directors and Executive Officers may be found in the Definitive Proxy Statement to be delivered to shareholders in connection with the solicitation of proxies for our Annual Meeting of Shareholders in 2004 (the “Definitive Proxy Statement”). Such information is incorporated herein by reference.

      Information relating to the Code of Ethics defined in SEC rules is set forth above in Part I, Item 1 “Business — Additional Information and Governance Matters,” and is incorporated herein by reference.

Item 11 — Executive Compensation

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 13 — Certain Relationships and Related Transactions

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 14 — Principal Accountant Fees and Services

      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15 — Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) Index to Financial Statements

      The Financial Statements required by this item are submitted in a separate section beginning on page 48 of this report.

      (b) Schedule II Valuation and Qualifying Accounts

      Schedule II Valuation and Qualifying Accounts for the years ended March 31, 2004, 2003 and 2002 appears on page 71 of this Annual Report and should be read in conjunction with the consolidated financial statements and related notes thereto and the report of independent registered public accounting firm filed herewith.

      All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      (c) Reports on Form 8-K

      We furnished a Current Report on Form 8-K to the Securities and Exchange Commission on February 10, 2004, to report information under Item 12 concerning results of operations and financial condition for the fiscal quarter ended December 31, 2003.

      (d) Exhibits

Exhibit
Number		Description of Document

2	.1(3)	Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999.
2	.2(4)	Amendment Agreement between the Company and MECS Corporation, dated March 23, 2000.
2	.3(5)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among the Company, Ramp Acquisition Corp., Advanced Machine Programming, Inc., New AMP LLC, Matlock Charles Rowe & Company and the Selling Shareholders.
2	.4(6)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among the Company, Tin Man Acquisition Corp., SemiFab, Inc. and certain principal shareholders of SemiFab.
2	.5(7)	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2001, among the Company, Gem Acquisition Corp., GW Associates, Inc. and John S. Ghiselli.
2	.6(18)	Asset Purchase Agreement among the Company, Aruba Solutions Consulting, Inc., and Domain Logix Corporation, dated as of April 9, 2002.
2	.7(19)	Asset Purchase Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.
3	.1(8)	Amended and Restated Articles of Incorporation of the Company.
3	.2(8)	Bylaws of the Company.

Exhibit
Number		Description of Document

3	.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3	.4(9)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4	.1(10)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.
4	.2(1)	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.
4	.3(11)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4	.4(11)	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.
4	.5(15)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.
10	.1(8)***	Form of Indemnity Agreement entered into between the Company and certain directors.
10	.2(12)***	Company’s 1993 Stock Option Plan and related form of stock option agreement.
10	.3(8)***	Company’s 1993 Employee Stock Purchase Plan and related offering document.
10	.4(8)***	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.
10	.5(8)	Hewlett-Packard SMIF License Agreement dated June 6, 1984.
10	.6(13)	Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
10	.7(2)	Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc. dated November 20, 1995.
10	.8(2)	Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.
10	.9(2)	Amendment to Lease Agreement between the Company and the Kato Road Partners, dated July 30, 1999.
10	.10(2)	Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.
10	.11(7)***	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.
10	.12(11)*	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.
10	.13(11)*	Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.
10	.14(11)*	Banking Consents & Agreements between MECS, K.K. and Tokai Bank, K.K. dated November 30, 1998 and December 6, 1999.
10	.15(11)*	Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November 14, 1994.
10	.16(11)*	Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.
10	.17(14)***	Palo Alto Technologies, Inc. 1997 Stock Plan and related stock option agreement.
10	.18(14)***	Progressive System Technologies, Inc. 1995 Stock Option/Stock Issuance Plan and related notice document.
10	.19(16)*	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.

Exhibit
Number		Description of Document

10	.20(16)*	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.
10	.21(16)**	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.
10	.22(16)	Loan and Security Agreement between the Company and Comerica Bank — California, dated as of October 1, 2002.
10	.23(16)	Amendment No. 1 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of November 8, 2002.
10	.24(17)*	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.
10	.25(19)**	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.
10	.26(20)	Amendment No. 2 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of March 17, 2003.
10	.27(20)	Amendment No. 3 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of September 26, 2003.
10	.28(20)***	Change-In-Control Agreement between the Company and Stephen S. Schwartz, dated as of October 20, 2003.
10	.29(20)***	Change-In-Control Agreement between the Company and David L. White, dated as of November 7, 2003.
10	.30(20)	Agreement for Purchase and Sale of 44960 Warm Springs Boulevard, Fremont, California, between the Company and Milpitas Square 880 @ 237, LLC, dated as of June 13, 2003.
10	.31(21)**	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.
10	.32(22)***	Company’s 2003 Equity Incentive Plan.
10	.33***	Form of Indemnity Agreement entered into between the Company and certain executive officers.
10	.34***	Separation Agreement between the Company and Geoffrey Ribar dated September 11, 2003.
10.35		Amendment No. 4 to Loan and Security Agreement between the Company and Comerica Bank dated February 3, 2004.
10.36		Letter agreement between the Company and Comerica Bank dated December 24, 2003.
10	.37***	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.
10	.38***	Company’s Compensation Program for Nonemployee Directors.
10	.39***	Company’s Executive Deferred Compensation Plan.
10	.40***	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.
10	.41***	Employment Agreement between the Company and David L. White dated September 29, 2003.
10	.42***	Summary of the Company’s Executive Bonus Plan.
10	.43***	Addendum dated September 23, 2003 to Separation Agreement between the Company and Geoffrey Ribar dated September 11, 2003.
21.1		Subsidiaries of Asyst Technologies, Inc.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

Exhibit
Number	Description of Document

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	English translation of original document.

**	Confidential treatment has been requested for portions of this document.

***	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 18, 1999, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to our Registration Statement on Form S-3/ A, File No. 333-89489, filed with the Securities Exchange Commission on October 29, 1999, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K/ A, filed with the Securities Exchange Commission on June 6, 2000, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-54924, filed with the Securities Exchange Commission on February 2, 2001, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-56068, filed with the Securities Exchange Commission on February 23, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities Exchange Commission on June 19, 2001, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities Exchange Commission on July 19, 1993, and incorporated herein by reference.

(9)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities Exchange Commission on July 31, 2000, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 29, 1998, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities Exchange Commission on August 14, 2001, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to our Registration Statement on Form S-1, File No. 333-88246, filed with the Securities Exchange Commission on February 13, 1995, and incorporated herein by reference.

(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities Exchange Commission on July 19, 1995, and incorporated herein by reference.

(14)	Previously filed as an Exhibit to our Registration Statement on Form S-8, File No. 333-94619, filed with the Securities Exchange Commission on January 13, 2000, and incorporated herein by reference.

(15)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities Exchange Commission on June 28, 2002, and incorporated herein by reference.

(16)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities Exchange Commission on November 12, 2002, and incorporated herein by reference.

(17)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed with the Securities Exchange Commission on February 11, 2003, and incorporated herein by reference.

(18)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-97227, filed with the Securities Exchange Commission on July 29, 2002, and incorporated herein by reference.

(19)	Previously filed as an Exhibit to our Annual Report on Form 10-K/ A (Amendment No. 1) for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on October 29, 2003.

(20)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 12, 2003 and incorporated herein by reference.

(21)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the Securities and Exchange Commission on February 10, 2004 and incorporated herein by reference.

(22)	Previously filed as an Exhibit to our Form S-8 filed with the Securities and Exchange Commissions on October 3, 2003 and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Asyst Technologies, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets” on April 1, 2002.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 4, 2004

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,907	$96,214
Restricted cash and cash equivalents	1,904	3,088
Short-term investments	4,953	—
Accounts receivable, net of allowances for doubtful accounts of $4,608 and $4,880 at March 31, 2004 and 2003, respectively	74,139	57,478
Unbilled receivables	73,800	17,400
Inventories	27,694	22,204
Prepaid expenses and other	14,276	10,317

Total current assets	309,673	206,701

Property and equipment, net	22,868	24,295
Goodwill	71,973	65,505
Intangible assets, net	65,778	76,862
Other assets	3,317	21,862

	$473,609	$395,225

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$18,161	$17,976
Current portion of long-term debt and capital leases	2,775	1,273
Accounts payable	92,716	36,527
Accounts payable-related party	17,194	8,500
Accrued liabilities and other	48,571	50,572
Deferred revenue	2,683	2,130

Total current liabilities	182,100	116,978

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	91,074	114,812
Deferred tax liability	20,704	23,754
Other long-term liabilities	12,826	12,754

Total long-term liabilities	124,604	151,320

COMMITMENTS AND CONTINGENCIES (see Note 14)
MINORITY INTEREST	63,796	58,893

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized shares — 300,000,000
Outstanding shares — 47,053,748 and 38,412,031 shares at March 31, 2004 and 2003, respectively	445,981	332,569
Deferred stock-based compensation	(2,619)	(3,992)
Accumulated deficit	(348,697)	(265,248)
Accumulated other comprehensive income	8,444	4,705

Total shareholders’ equity	103,109	68,034

Total liabilities, minority interest and shareholders’ equity	$473,609	$395,225

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,

	2004	2003	2002

	(In thousands, except per share data)
NET SALES	$301,642	$259,495	$183,234
COST OF SALES	248,453	184,443	142,306

Gross profit	53,189	75,052	40,928

OPERATING EXPENSES:
Research and development	36,376	40,059	39,010
Selling, general and administrative	70,541	74,175	76,262
Amortization of acquired intangible assets	20,160	14,051	7,078
Restructuring and other charges	6,581	7,019	8,163
Asset impairment charges	6,853	15,519	40,499
In-process research & development of acquired businesses	—	7,832	2,000

Total operating expenses	140,511	158,655	173,012

Loss from operations	(87,322)	(83,603)	(132,084)
OTHER INCOME (EXPENSE):
Gain on sale of wafer & reticle carrier products	—	28,420	—
Interest income	815	1,058	3,586
Interest expense	(7,213)	(6,100)	(5,088)
Other expense	(237)	(1,876)	(1,954)

Other income (expense), net	(6,635)	21,502	(3,456)

Loss before (provision for) benefit from income taxes, minority interest and discontinued operations	(93,957)	(62,101)	(135,540)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	6,150	(57,335)	38,026
MINORITY INTEREST	4,358	4,663	—

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(83,449)	(114,773)	(97,514)
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	—	(21,096)	(51,403)

NET LOSS	$(83,449)	$(135,869)	$(148,917)

BASIC NET LOSS PER SHARE:
Continuing operations	$(2.00)	$(3.06)	$(2.76)
Discontinued operations, net of income taxes	—	(0.56)	(1.45)

Basic net loss per share	$(2.00)	$(3.62)	$(4.21)

DILUTED NET LOSS PER SHARE:
Continuing operations	$(2.00)	$(3.06)	$(2.76)
Discontinued operations, net of income taxes	—	(0.56)	(1.45)

Diluted net loss per share	$(2.00)	$(3.62)	$(4.21)

SHARES USED IN THE PER SHARE CALCULATION:
Basic	41,805	37,489	35,373

Diluted	41,805	37,489	35,373

Non-cash stock-based compensation included in the above expenses:
Selling, general and administrative	$2,646	$2,585	$858

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock		Deferred	Earnings	Other
			Stock-Based	(Accumulated	Comprehensive
	Shares	Amount	Compensation	(Deficit)	Income (Loss)	Total

	(In thousands, except share data)
BALANCES, MARCH 31, 2001	34,602,343	$282,925	$—	$19,538	$—	$302,463
Components of comprehensive loss:
Net loss	—	—	—	(148,917)	—	(148,917)
Foreign currency translation	—	—	—	—	(35)	(35)

Total comprehensive loss						(148,952)

Issuance of common stock under employee stock option and employee stock purchase plans	800,656	2,568	—	—	—	2,568
Employee and non-employee stock-based compensation	10,396	553	—	—	—	553
Stock issued in acquisition of GW	451,263	8,000	—	—	—	8,000
Deferred stock-based compensation related to the acquisition of GW	—	3,151	(3,151)		—	—
Amortization of deferred stock-based compensation related to the acquisition of GW	—	—	305	—	—	305

BALANCES, MARCH 31, 2002	35,864,658	297,197	(2,846)	(129,379)	(35)	164,937
Components of comprehensive loss:
Net loss	—	—	—	(135,869)	—	(135,869)
Foreign currency translation	—	—	—	—	4,740	4,740

Total comprehensive loss						(131,129)

Issuance of common stock under employee stock option and employee stock purchase plans	767,955	6,068	—	—	—	6,068
Common stock issued in acquisition of GW	841,308	16,000	—	—	—	16,000
Common stock issued in acquisition of domainLogix (DLC)	434,398	7,955	—	—	—	7,955
Common stock issued in SemiFab settlement	249,880	1,618	—	—	—	1,618
Deferred stock-based compensation	304,327	6,599	(5,919)	—	—	680
Amortization of deferred stock-based compensation	—	—	1,905	—	—	1,905
Reversal of deferred stock-based compensation due to cancellations	(50,495)	(2,868)	2,868	—	—	—

BALANCES, MARCH 31, 2003	38,412,031	332,569	(3,992)	(265,248)	4,705	68,034
Components of comprehensive loss:
Net loss	—	—	—	(83,449)	—	(83,449)
Foreign currency translation	—	—	—	—	3,748	3,748
Unrealized loss on investment	—	—	—	—	(9)	(9)

Total comprehensive loss						(79,710)

Issuance of common stock from secondary stock offering, net of issuance costs of $5.7 million	6,900,000	98,945	—	—	—	98,945
Issuance of common stock under employee stock option and employee stock purchase plans	1,859,717	13,194	—	—	—	13,194
Deferred stock-based compensation related to employee stock grant	—	1,864	(1,864)	—	—	—
Amortization of deferred stock-based compensation	—	—	1,580	—	—	1,580
Non-employee stock-based compensation	—	1,066	—	—	—	1,066
Reversal of deferred stock-based compensation due to cancellations	(118,000)	(1,657)	1,657	—	—	—

BALANCES, MARCH 31, 2004	47,053,748	$445,981	$(2,619)	$(348,697)	8,444	$103,109

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,449)	$(135,869)	$(148,917)
Less: Loss from discontinued operations	—	21,096	51,403
Net loss from continuing operations	(83,449)	(114,773)	(97,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,274	30,833	17,311
Restructuring charges	190	2,161	6,638
Asset impairment charges	6,853	15,519	40,499
Gain on sale of wafer and reticle carrier products	—	(28,420)	—
Minority interest in net loss in consolidated subsidiary	(4,358)	(4,663)	—
Stock-based compensation	2,646	2,585	553
Provision for doubtful accounts	222	488	1,155
Provision for excess inventories	12,981	4,536	12,810
In-process research and development costs	—	7,832	2,000
Deferred taxes, net	(6,394)	59,247	(37,026)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(65,170)	(3,534)	45,042
Inventories	(16,118)	23,518	15,421
Prepaid expenses and other assets	1,222	5,387	715
Accounts payable, accrued liabilities and deferred revenue	48,488	15,803	(32,926)

Net cash provided by (used in) operating activities	(73,613)	16,519	(25,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(4,962)	—	(37,077)
Sale or maturity of short-term investments	—	5,000	35,077
Purchase of restricted cash equivalents and short-term investments	—	(35,500)	(57,652)
Sale or maturity of restricted cash equivalents and short-term investments	1,403	37,464	105,100
Purchase of property and equipment	(6,119)	(9,064)	(10,339)
Proceeds from sale of wafer and reticle carrier product line	—	34,186	—
Net proceeds from sale of land	12,106	—	—
Net cash used in acquisitions	(1,179)	(51,131)	(3,613)

Net cash provided by (used in) investing activities	1,249	(19,045)	31,496

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payment) from line of credit	(25,000)	25,000	—
Proceeds (payments) on short-term loans	(1,923)	(629)	(47,048)
Proceeds (principal payments) on long-term debt and capital leases	1,939	(620)	83,765
Proceeds from the sale of receivables	5,800	—	—
Issuance of common stock	112,139	6,068	2,568

Net cash provided by financing activities	92,955	29,819	39,285

Effect of exchange rate changes on cash and cash equivalents	(3,898)	2,744	(625)

Net cash provided by continuing operations	16,693	30,037	44,834

Net cash used in discontinued operations	—	(8,400)	(5,006)

INCREASE IN CASH AND CASH EQUIVALENTS	16,693	21,637	39,828
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	96,214	74,577	34,749

CASH AND CASH EQUIVALENTS, END OF YEAR	$112,907	$96,214	$74,577

Supplemental disclosures:
Cash paid during the year for interest	$6,751	$5,961	$4,125
Cash paid during the year for income taxes, net of refunds	(573)	(7,535)	(1,590)
Supplemental disclosures of non-cash financing activities:
Stock issued to acquire DLC	—	$13,511	—
Stock issued to acquire GW	—	$16,000	$8,000
Stock issued for SemiFab settlement	—	$1,618	—

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Company:

      The accompanying consolidated financial statements include the accounts of Asyst Technologies, Inc., or Asyst, which was incorporated in California on May 31, 1984, our subsidiaries and our majority-owned joint venture. We develop, manufacture, sell and support integrated automation systems, primarily for the semiconductor and secondarily for the flat panel display, or FPD, manufacturing industries.

      In April 2003, our majority-owned joint venture, Asyst Shinko, Inc., or ASI, acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American Automated Material Handling Systems, or AMHS, customers from Shinko Electric, Co., Ltd., or Shinko. ASI renamed this subsidiary Asyst Shinko America, or ASAM.

      In October 2002, we purchased a 51.0 percent interest in ASI, a Japanese corporation.

      In May 2002, Asyst Connectivity Technologies, Inc., or ACT, our wholly-owned subsidiary, purchased substantially all of the assets of domainLogix Corporation, or DLC, a Delaware corporation.

      In May 2001, we acquired 100.0 percent of the common stock of GW Associates, Inc., or GW, a California corporation.

      In fiscal 2000, we acquired a majority ownership percentage of MECS, a Japanese engineering and robotics manufacturing company, and in fiscal 2003 our ownership percentage increased 2.1 percent to 98.9 percent. MECS is now merged into AJI, our majority-owned subsidiary.

      The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Consolidated Statements of Operations and of Cash Flows for each of the years in the three year period ended March 31, 2004 include the results of these acquired entities for the periods subsequent to the date of the respective acquisitions. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the consolidated financial statements.

2.	Significant Accounting Policies:

Basis of Preparation

      The accompanying consolidated financial statements include the accounts of Asyst and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Minority shareholder’s interest represents the minority shareholders proportionate share of the net assets and results of operations of our majority-owned subsidiary, ASI, and our majority-owned subsidiary, Asyst Japan, Inc., or AJI. The Advanced Machine Programming, Inc., or AMP, and SemiFab, Inc., or SemiFab, businesses were accounted for as discontinued operations in fiscal 2003 and therefore, the results of operations and cash flows have been removed from our results of continuing operations for respective periods presented. Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the presentation for the year ended March 31, 2004. The reclassifications did not have an effect on the prior periods’ net loss. Also during the quarter ended December 31, 2003, we recorded a $2.1 million charge to selling, general and administrative expenses relating to prior quarters of fiscal 2004 and 2003 and 2002. The effect of this adjustment on any prior quarter or year was not material. We close our books on the last Saturday of each quarter and thus the actual date of the year-end, March 27, 2004, is different from the year-end date used throughout this Form 10-K report. This presentation is for convenience purposes.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation

      Our subsidiaries located in Japan operate using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income (loss).

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

Short-term Investments

      As of March 31, 2004, our short-term investments consisted of liquid debt investments with maturities, at the time of purchase, greater than three months and less than 18 months. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, are recorded as a component of other comprehensive income (loss). The cost of debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in other income (expense), net, on the accompanying consolidated statements of operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2004. The cost of investments sold is based on specific identification. We do not intend to hold individual securities for greater than one year.

Fair Value of Financial Instruments

      The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At March 31, 2004, the carrying amount of long-term debt, including current portion, was $93.8 million, and the estimated fair value was $93.5 million. At March 31, 2003, the carrying amount was $116.0 million and the estimated fair value was $70.0 million. The

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables and short-term and long-term cash investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of our revenues. We regularly monitor the credit worthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During the year ended March 31, 2004, L.G. Philips and Taiwan Semiconductor Manufacturing Corp. accounted for 17.8 percent and 9.5 percent of revenues, respectively.

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

Goodwill and Other Intangible Assets

      We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, in the first quarter of fiscal 2003. Based on criteria set out in SFAS No. 142, we reclassified approximately $3.0 million of assets related to assembled workforce previously classified as intangible assets to goodwill. Intangible assets subject to amortization are being amortized over the following estimated useful lives using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, five to 10 years; and licenses and patents, five to 10 years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. In connection with the DLC acquisition in May 2002, we recorded goodwill of $2.1 million. For the ASI acquisition in October 2002, goodwill of $62.6 million was originally recorded. Purchase accounting for the acquisition of ASI was finalized in the quarter ended September 30, 2003, resulting in an adjustment to reduce goodwill by approximately $2.0 million. In connection with the ASAM acquisition in April 2003, ASI recorded goodwill of $0.4 million.

      We completed an annual impairment test in accordance with SFAS No. 142 during the quarter ended December 31, 2003 and concluded that there was no impairment of goodwill and intangible assets. In connection with the annual impairment test as at December 31, 2002, an expense of $2.1 million was recognized related to the impairment of goodwill recorded in connection with our May 2002 acquisition of substantially all the assets of domainLogix Corporation, or DLC. To determine the amount of the impairment, we estimated the fair value of our reporting segments that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business, an impairment expense was recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. During the quarter ended December 31, 2002, an impairment expense of $6.2 million was recognized for acquired technology and $0.1 million was recognized for customer base, based upon our projection of significantly reduced future cash flows of DLC.

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

Impairment of Long-lived Assets

      We evaluate the recoverability of our long-lived tangible assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of, or SFAS No. 144.” Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Warranty Reserve

      We provide for the estimated cost of product warranties at the time revenue is recognized.

	Fiscal Years Ended
	March 31,

	2004	2003

Beginning Balance	$7,561	$4,689
Reserve assumed in acquisition of ASI	—	2,552
Reserve for warranties issued during the period	4,878	4,147
Settlements made (in cash or in kind)	(4,257)	(3,827)

Ending Balance	$8,182	$7,561

Revenue Recognition

      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Deferred revenue consists primarily of product shipments creating legally enforceable receivables that did not meet our revenue recognition policy in compliance with SAB 104. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

      We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. We treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We disclose material changes in our financial results that result from changes in estimates.

      We account for software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

Contract Loss Reserve

      We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We had a loss reserve of approximately $5.4 million and $2.0 million at March 31, 2004 and March 31, 2003, respectively. The balance at March 31, 2004 mainly related to three Automated Material Handling System, or AMHS, contracts entered into by ASI during the fiscal year ended March 31, 2004.

Comprehensive Income (loss)

      Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net loss and reflected instead in equity.

Earnings Per Share

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net income (loss) per share are the same as those used for the computation of basic net income (loss) per share as the inclusion of dilutive securities would be anti-dilutive.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and comply with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years.

      We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and value awards using the Black-Scholes option pricing model as of the date at which the non-employees performance is complete. We recognize the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.

      Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances been determined based on the fair value of the grant date for awards in fiscal years 2004, 2003 and 2002 consistent with the provision of SFAS No. 123, and SFAS No. 148, our net loss for 2004, 2003 and 2002 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended March 31,

	2004	2003	2002

Net loss — as reported	$(83,449)	$(135,869)	$(148,917)
Add: employee stock-based compensation expense included in reported net loss, net of tax	1,580	1,905	305
Less: total employee stock-based compensation expense determined under fair value, net of tax	(15,215)	(20,566)	(13,861)

Net loss — pro forma	$(97,084)	$(154,530)	$(162,473)

Basic net loss per share — as reported	$(2.00)	$(3.62)	$(4.21)
Basic net loss per share — pro forma	$(2.32)	$(4.12)	$(4.59)
Diluted net loss per share — as reported	$(2.00)	$(3.62)	$(4.21)
Diluted net loss per share — pro forma	$(2.32)	$(4.12)	$(4.59)

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R, which supercedes FIN 46. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our results of operation or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, or SFAS No. 150. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 to date did not have a material impact on our financial position or results of operations.

      In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-5 did not have a significant impact on our financial position or results of operations.

      On December 17, 2003, the Staff of the Securities and Exchange Commission, SEC or the Staff, issued Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, which supercedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21, or EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or the FAQ, issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

      In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, or EITF 03-16. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earning per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our financial position or results of operations.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Components:

Short-term Investments

      Short-term investments by security type are as follows (in thousands):

	March 31, 2004

	Cost	Unrealized Loss	Fair Value

U.S. corporate debt securities	$4,962	$(9)	$4,953

Inventories

      Inventories consisted of the following (in thousands):

	March 31,

	2004	2003

Raw materials	$16,241	$8,448
Work-in-process and finished goods	11,453	13,756

Total	$27,694	$22,204

      During the fiscal year ended March 31, 2003, we began to transition substantially all of our U.S. manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20.0 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. During the fiscal year ended March 31, 2004, we repurchased $4.3 million of this inventory that was not used by Solectron in manufacturing our products. This amount was fully reserved in prior periods. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron if the inventory is not used over certain specified period of time per the terms of our agreement.

      In fiscal 2004 and 2003, we recorded a reserve of $8.5 million and $4.5 million, respectively, for estimated excess and obsolete inventory held by us or Solectron.

     Intangible assets

      Intangible assets were as follows (in thousands):

	March 31, 2004			March 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amorizable intangible assets:
Developed technology	$64,317	$21,778	$42,539	$57,294	$9,963	$47,331
Customer base and other
intangible assets	35,676	17,394	18,282	32,691	8,920	23,771
Licenses and patents	7,440	2,483	4,957	7,770	2,010	5,760

Total	$107,433	$41,655	$65,778	$97,755	$20,893	$76,862

      Amortization expense was $20.2 million, $14.1 million and $7.1 million for the years ended March 31, 2004, 2003 and 2002, respectively.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Expected future intangible amortization expense, based on current balances for the following fiscal years is as follows (in thousands):

Fiscal Years:
2005	$21,075
2006	20,499
2007	15,096
2008	9,108

$65,778

Goodwill

      Goodwill balances were as follows (in thousands):

	March 31,	March 31,
	2004	2003

	Carrying	Carrying
	Amount	Amount

Goodwill	$71,973	$65,505

      The changes in the carrying amount of goodwill for the years ended March 31, 2004 and 2003, respectively, are as follows (in thousands):

	Fab Automation	AMHS	Total

Balances at March 31, 2002	$—	$—	$—
Reclassification upon adoption of SFAS 142	2,954	—	2,954
Acquisitions	2,100	62,551	64,651
Impairment charges	(2,100)	—	(2,100)

Balances at March 31, 2003	2,954	62,551	65,505
Acquisitions	—	376	376
Purchase accounting adjustments	—	(2,017)	(2,017)
Foreign currency translation	—	8,109	8,109

Balances at March 31, 2004	$2,954	$69,019	$71,973

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      To facilitate comparison with prior periods, the following table shows our loss before cumulative effect of change in accounting principle for the year ended March 31, 2002, if goodwill was not amortized for that period (in thousands):

Fiscal Year Ended
March 31, 2002

Loss before cumulative effect of change in accounting principle — as reported	$(148,917)
Add: Goodwill amortization	1,806

Loss before cumulative effect of change in accounting principle — pro forma	$(147,111)

Basic loss before cumulative effect of change in accounting principle per share — as reported	$(4.21)
Add: Goodwill amortization per share	0.05

Basic loss before cumulative effect of change in accounting principle per share — pro forma	$(4.16)

Diluted loss before cumulative effect of change in accounting principle per share — as reported	$(4.21)
Add: Goodwill amortization per share	0.05

Diluted loss before cumulative effect of change in accounting principle per share — pro forma	$(4.16)

Property and Equipment

      Depreciation expense was $9.1 million, $16.7 million and $10.2 million for the years ended March 31, 2004, 2003 and 2002, respectively. Property and equipment consist of the following (in thousands):

	March 31,

	2004	2003

Land	$2,347	$1,875
Buildings	8,363	6,724
Leasehold improvements	12,660	11,697
Machinery and equipment	29,855	25,660
Office equipment, furniture and fixtures	33,118	32,371

Sub-total	86,343	78,327
Less accumulated depreciation	(63,475)	(54,032)

Total	$22,868	$24,295

Comprehensive Income (loss)

      Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from net loss and reflected instead in equity. The following table presents our accumulated other comprehensive income (loss) items (in thousands):

	March 31,

	2004	2003	2002

Unrealized loss on investments	$(9)	$—	$—
Foreign currency translation adjustments	8,453	4,705	(35)

Accumulated other comprehensive income (loss)	$8,444	$4,705	$(35)

4.	Acquisitions:

Asyst Shinko America (ASAM):

      In April 2003, ASI acquired the portion of Shinko Technologies, Inc., a subsidiary of Shinko Electric, Co., Ltd., or Shinko, that provided ongoing support to ASI’s North American AMHS customers. Shinko owns 49.0 percent of ASI. ASI renamed this subsidiary Asyst Shinko America (ASAM). The total purchase price, net of cash acquired, was approximately $1.2 million. A summary of assets acquired and liabilities assumed is as follows (in thousands):

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

      Comparative pro forma information reflecting the acquisition of ASAM has not been presented because the operations of ASAM were not material to our consolidated financial statements.

Asyst Shinko, Inc. (ASI):

      On October 16, 2002, we established a joint venture with Shinko called Asyst Shinko, Inc, or ASI. The joint venture develops, manufactures and markets market-leading AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141 and accordingly, the results of ASI are included in the consolidated financial statements for the period subsequent to its acquisition.

      A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. We amortize developed technology over a period of five years and the customer base and trademarks over a period of three years, using the straight-line method, with a weighted-average life

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 4.4 years. The balance of the excess purchase price was recorded as goodwill. We completed our final analysis of the acquisition and recorded all remaining adjustments in the second quarter of fiscal year 2004. A summary of the transaction is as follows (in thousands):

Total Enterprise Value	$128,824
Transaction costs	1,796

$130,620

Fair value of identifiable intangibles contributed by Shinko:
Net assets	1,036
Developed technology	44,500
Customer lists	18,800
In-process research and development	5,750
Excess of consideration over fair value of net assets acquired — Goodwill	60,534

$130,620

      The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS No. 141. Goodwill of approximately $60.5 million arising from the acquisition is not deductible for tax purposes. We expensed approximately $5.8 million of in-process research and development as part of the acquisition in the third quarter of fiscal 2003. We identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. If the assumption and estimates used to allocate the purchase price are not correct, future asset impairment charges could be required.

      Minority interest of approximately $63.8 million was recorded at March 31, 2004, representing the minority interest of 49.0 percent of the fair value of ASI at the time of acquisition and the proportionate share of net income (loss) including its own interest in amortization of intangible assets and cumulative translation adjustment for the periods since acquisition.

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

      The following pro-forma consolidated results of operations are presented as if the acquisition of ASI had been made at April 1, 2001 (unaudited; in thousands, except per share amounts). The ASI results included in the pro forma consolidated results of operations are based on the estimated carve-out of ASI from the consolidated results of Shinko for the periods prior to the acquisition. Due to the difficulty and costs to restate the historic information from Japanese GAAP to US GAAP, the Shinko results were prepared in accordance

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with Generally Accepted Accounting Principles in Japan which differs from US GAAP. The principle difference between US and Japanese GAAP relates to the application of percentage of completion revenue recognition. While such differences may be significant in any one period, the pro forma information below is deemed to be directionally correct and therefore useful. Additionally, Shinko allocated certain costs to ASI and these allocations may not be reflective of the costs to ASI to provide such activities on a stand-alone basis.

	Year Ended	Year Ended
	March 31, 2003	March 31, 2002

Net sales	$309,002	$280,163
Net loss from continuing operations	$(133,547)	$(144,886)
Basic net loss from continuing operations per share	$(3.56)	$(4.10)
Diluted net loss from continuing operations per share	$(3.56)	$(4.10)

      As part of the acquisition, we assumed pension-related obligations. In addition, as certain pension obligations are included in the former owner of Shinko’s pension plan, under certain remote circumstances, including bankruptcy and inability to pay by Shinko, we may have to assume approximately up to $200 million of Shinko’s pension obligations. No recognition of this amount has been recorded to date as it is considered remote.

domainLogix (“DLC”):

      In May 2002, ACT, a wholly-owned subsidiary of Asyst, purchased substantially all of the assets of DLC, a developer of next-generation software for tool communication and a provider of a variety of consulting, development and integration services to customers. Prior to this acquisition, we owned approximately seven percent of the outstanding shares of DLC. The results of ACT reflect the acquisition of DLC’s assets from the purchase date. The DLC assets were acquired for $2.2 million of cash, $1.0 million of liabilities assumed, and 468,796 shares of Asyst common stock valued at $8.0 million. In addition, there were acquisition costs of $0.4 million and certain former employees of DLC, upon acceptance of employment with ACT received grants totaling 304,327 shares of Asyst common stock, to vest over four years based on continued employment with ACT. The stock grants are valued at approximately $5.7 million, based on their intrinsic value at the date of grant. Assets acquired include $768,000 of receivables and $40,000 of fixed assets. The majority of the purchase price was allocated to intangible assets, including in-process research and development, with the remainder recorded as goodwill. We expensed approximately $2.1 million of in-process research and development as part of the acquisition in fiscal 2003. The value of the acquired in-process research and development was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. If the assumption and estimates used to allocate the purchase price are not correct, future asset impairment charges could be required. We recorded the value of intangible assets as follows (in thousands):

Amortizable intangible assets	$7,615
Goodwill	2,100
In-process research and development	2,082

$11,797

      Comparative pro forma information reflecting the acquisition of DLC’s assets has not been presented because the operations of DLC were not material to our financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GW Associates, Inc. (GW):

      On May 22, 2001 we acquired GW, a developer of factory integration software used by electronics manufacturers, for $3.6 million of cash, 451,263 shares of our common stock valued at $8.0 million and a note for $16.0 million, which was converted to 841,308 shares of our common stock in May 2002. The note payable was paid in shares of common stock in fiscal 2003. The acquisition was accounted for using the purchase method of accounting. Approximately $26.5 million of the purchase price, in excess of the net assets of $4.5 million acquired, was allocated to intangible assets. These intangible assets consist of in-process research and development, developed technology, installed customer base, assembled workforce, trade name, and the excess purchase price of the net assets acquired. Because there can be no assurance that we will be able to successfully complete the associated products or that the technology has any alternative future use, $2.0 million of such in-process research and development was charged as an expense during fiscal 2002. The remaining intangible assets are being amortized over three to six years. We identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. If the assumption and estimates used to allocate the purchase price are not correct, future asset impairment charges could be required.

      Comparative pro forma information reflecting the acquisition of GW has not been presented because the operations of GW are not material to our consolidated financial statements.

5.     Restructuring and Other Charges:

      Restructuring and other charges and related utilization for the fiscal years ended March 31, 2004, 2003 and 2002 were (in thousands):

	Severance	Excess	Fixed Asset
	and Benefits	Facility	Impairment	Total

Balance, March 31, 2001	$—	$—	$—	$—
Additional accruals	4,278	3,685	200	8,163
Non-cash related adjustments	—	(781)	—	(781)
Amounts paid in cash	(3,537)	(472)	—	(4,009)

Balance, March 31, 2002	741	2,432	200	3,373
Additional accruals	2,125	2,733	2,161	7,019
Non-cash related adjustments	(331)	(214)	(2,077)	(2,622)
Amounts paid in cash	(2,244)	(1,334)	(92)	(3,670)

Balance, March 31, 2003	291	3,617	192	4,100
Additional accruals	5,460	1,075	46	6,581
Non-cash related adjustments	70	(335)	(205)	(470)
Amounts paid in cash	(5,757)	(2,058)	(33)	(7,848)

Balance, March 31, 2004	$64	$2,299	$—	$2,363

      In fiscal 2004, we recorded net severance and other charges of $5.5 million, primarily related to $3.4 million in severance costs from a reduction in workforce in April 2003 and a $1.0 million charge related to the settlement and release of claims arising from the termination of a former officer. Included were also $1.1 million of severance expenses primarily from headcount reductions in our Japanese operations. In addition to the severance charges, we recorded $1.1 million for exiting a facility in connection with our restructuring activities and for future lease obligations on a vacated facility in excess of estimated future

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sublease proceeds. As a result of these restructuring activities, we terminated the employment of approximately 245 employees, including 129 in manufacturing, 34 in research and development and 82 in selling, general and administration, from our U.S. operations as well as international operations.

      In fiscal 2003, we recorded a charge of $1.6 million related to excess facilities that we had under lease but had abandoned as a result of our decision to outsource our manufacturing activities and an excess facility charge of $1.1 million reflecting revised estimates of future sublease income based on continued weakness in the Austin, Texas commercial real estate market. We also recorded severance charges of $1.5 million resulting from headcount reductions and contractual obligations of $0.6 million as a result of workforce reduction measures. The restructuring activities affected approximately 291 employees in manufacturing, sales, research and development and administrative staff, including approximately 191 employees who joined Solectron. We also recorded a fixed asset impairment charge of $2.2 million for assets abandoned due to facility consolidation and the integration of certain programs into ASI.

      In fiscal 2002, restructuring charges were recorded resulting from our plan to shut down some of our manufacturing and service locations, outsource some of our manufacturing activities and consolidate the remainder of our U.S. manufacturing in Fremont California, as well as to reduce our workforce due to economic conditions. These charges include approximately $3.9 million in write-downs of assets and reserves for lease commitments, net of estimated sublease income that we expect to generate from the vacated facilities, and severance costs of approximately $4.3 million related to reductions in force of approximately 435 employees, or 29.0 percent of our workforce.

      We expect to utilize the remaining balance, primarily unused leased facilities, over the following two fiscal years. All remaining accrual balances are expected to be settled in cash.

6.     Asset Impairment Charges:

      We completed the sale of land in Fremont, California, in the quarter ended September 30, 2003. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. We purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our non-cancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. We entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses. This transaction did not close. As a result, an additional $7.1 million write-down was recorded in the second quarter in fiscal 2003. In the quarter ended June 30, 2003, we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time.

      In the quarter ended December 31, 2002, we completed an annual goodwill impairment test. As a result of the test, we determined that impairment charges of $8.4 million were required because the forecasted undiscounted cash flows were less than the book values of certain businesses. The charges were measured on the basis of comparing estimated fair values with corresponding book values related to the goodwill and intangible assets recorded in connection with our May 2002 acquisition of substantially all the assets of domainLogix Corporation, or DLC.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income Taxes:

      The provision for (benefit from) income taxes is based upon income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of change in accounting principle as follows (in thousands):

	Fiscal Year Ended March 31,

	2004	2003	2002

Domestic	$(73,828)	$(57,557)	$(138,359)
Foreign	(20,129)	(4,544)	2,819

	$(93,957)	$(62,101)	$(135,540)

      The provision for (benefit from) income taxes consisted of (in thousands):

	Fiscal Year Ended March 31,

	2004	2003	2002

Current:
Federal	$—	$—	$(2,443)
State	31	80	80
Foreign	2,272	2,394	747

Total Current	2,303	2,474	(1,616)

Deferred:
Federal	—	51,557	(32,330)
State	—	6,378	(4,080)
Foreign	(8,453)	(3,074)	—

Total Deferred	(8,453)	54,861	(36,410)

Total provision for (benefit from) income taxes	$(6,150)	$57,335	$(38,026)

      The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows (in thousands):

	Fiscal Year Ended March 31,

	2004	2003	2002

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of Federal benefit	(5.5)%	(5.0)%	(2.5)%
Foreign income and withholding taxes in excess of statutory rate	0.9%	1.1%	(0.1)%
In-process research and development	0.0%	3.9%	0.2%
Non-deductible expenses and other	(0.8)%	0.8%	0.2%
Change in valuation allowance	33.9%	126.5%	0.0%
Goodwill amortization	0.0%	0.0%	9.3%
Tax exempt income	0.0%	0.0%	(0.2)%

Effective income tax rate	(6.5)%	92.3%	(28.1)%

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year Ended March 31,

	2004	2003

Net operating loss and credit carryforwards	$97,740	$64,685
Reserves and accruals	19,050	23,084
Foreign deferred tax assets	9,035	7,898
Depreciation and Amortization	(626)	(1,625)
Capitalized R&D	4,217	1,628

Gross deferred tax assets	129,416	95,670
Valuation allowance	(126,848)	(95,670)

Net deferred tax assets	$2,568	$—

Gross deferred tax liability:
Intangibles	$(20,704)	$(23,754)

Net deferred tax liabilities	$(20,704)	$(23,754)

      At March 31, 2004, we had federal and state net operating losses of $244.9 million and $63.3 million, respectively. The federal net operating losses expire at various dates through March 2024. Approximately $13.7 million of net operating losses relates to stock options which when realized will be credited to equity. In addition, as of March 2004, $7.1 million of the federal tax asset relates to pre-merger foreign net operating loss carry-forwards of MECS, which expire in 2005.

      At March 31, 2004, we had federal and state research and development tax credits of $4.3 million and $3.9 million, respectively. The federal research and development tax credits will begin to expire in 2021, while the state research and development tax credits may be carried forward indefinitely.

      Based on the available objective evidence, we believe that it is more likely than not that the U.S. deferred tax assets, including the net operating losses, will not be fully realizable. Accordingly, we have provided a full valuation allowance against the U.S. deferred tax assets at March 31, 2004. A partial valuation allowance has been provided against the Japanese deferred tax assets based on an entity-by-entity analysis based on the available objective evidence.

      A deferred tax liability was recorded as part of purchase accounting for the identifiable intangible assets acquired as part of the joint venture, ASI. The joint venture had no deferred tax assets at the date of acquisition.

8.     Sale of Wafer and Reticle Carrier Product Line:

      In fiscal 2003, we sold our wafer and reticle carrier (WRC) product line to Entegris for net proceeds of $34.2 million. As a result of this transaction, we recorded a gain on sale of $28.4 million. The wafer and reticle carrier product line contributed revenues of $31.1 million and $28.9 million in fiscal years 2003 and 2002, respectively.

9.     Discontinued Operations:

      There were no discontinued operations in fiscal 2004. In fiscal 2003, our Board of Directors approved a plan to discontinue operations of our AMP and SemiFab subsidiaries. Accordingly, these businesses were classified as held for sale and accounted for as discontinued operations and, therefore, the results of operations and cash flows have been reclassified from our results of continuing operations to discontinued operations for

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all periods presented. We based our decision on an evaluation of, and decision to focus on our core business, concluding AMP and SemiFab were not critical to our long-term strategy. We completed the sale of each business at the end of fiscal 2003. Proceeds from sale of AMP and SemiFab were $0.5 million in cash and $0.4 million in secured notes. The loss on sale of AMP and SemiFab was $6.0 million.

      Summarized selected financial information for the discontinued operations is as follows (in thousands):

	Year Ended March 31,

	2003	2002

Net sales	$12,227	$10,718

Loss before income taxes	(21,096)	(58,095)
Income tax benefit	—	6,692

Net loss	$(21,096)	$(51,403)

      The loss before income taxes in fiscal 2003 includes a charge of approximately $1.6 million related to settlement of a contingent purchase adjustment with the former shareholders of SemiFab. The contingency was settled by the issuance of 249,880 shares of our common stock in the fourth quarter of fiscal 2003.

10.     Debt:

      We had $18.2 million and $18.0 million at March 31, 2004 and 2003, respectively, of short-term debt from banks in Japan. As of March 31, 2004, the interest rate ranged from 1.4 percent to 3.0 percent. Interest rates ranged from 1.4 percent to 2.4 percent at March 31, 2003. Substantially all of the debt is guaranteed by Asyst in the United States.

      Long-term debt and capital leases consisted of the following (in thousands):

	Year Ended March 31,

	2004	2003

Convertible subordinated notes	$86,250	$86,250
Line of credit	—	25,000
Secured straight bonds	7,110	4,075
Capital leases	489	760

Total long-term debt	93,849	116,085
Less: Current portion of long-term debt and capital leases	(2,775)	(1,273)

Long-term debt and capital leases of current portion	$91,074	$114,812

      At March 31, 2004, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,	Amount

2005	$3,546
2006	2,988
2007	891
2008	86,424
2009 and thereafter	—

$93,849

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Subordinated Notes

      On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization are included in other assets. Issuance costs are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.5, $0.5 million and $0.4 million during the year ended March 31, 2004, 2003 and 2002, respectively.

Secured Straight Bonds

      We had $7.1 million and $4.1 million of secured straight bonds from a bank in Japan at March 31, 2004 and 2003, respectively. The bonds bore interest at rates ranging from 1.4 percent to 3.0 percent as of March 31, 2004 and 1.4 to 2.4 percent as of March 31, 2003 and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

Line of Credit

      We have available to us a $25 million 2-year revolving credit agreement with a commercial bank and are required under the agreement to maintain compliance with financial covenants. The amount of the credit line available may change based on the amount of receivables held and reductions in the non-formulary piece of the credit line which is subject to periodic review and amendment. During fiscal year 2004, we amended the financial covenants. As amended, we were required under the agreement to maintain compliance with financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis excluding depreciation, amortization and other non-cash items and a requirement that we maintain with the bank during the term of the credit agreement a minimum balance of $5.0 million of cash and cash-equivalents. As of the quarter ended December 31, 2003, we were not in compliance with certain of these financial covenants. However, we obtained a waiver of compliance from the bank for these certain covenants. The credit line was fully paid down during the quarter ended December 31, 2003. As of March 31, 2004, we were in compliance with these financial covenants.

      In September 2003, ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately $28.3 million at the exchange rate as of March 31, 2004. ASI had outstanding borrowings of $4.7 million that is recorded in short-term debt as of March 31, 2004. Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. We were in compliance with the loan covenants at March 31, 2004.

      We have guaranteed certain lease payments with respect to equipment and real estate of our Japanese subsidiaries.

11.     Common Stock:

      As of March 31, 2004, the following shares of our common stock were available for issuance:

Employee Stock Option Plans	1,329,920
Employee Stock Purchase Plan	615,899

1,945,819

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Equity Securities

      In November 2003, we sold 6,900,000 shares of our common stock, including exercise of the underwriters’ over-allotment option, at an offering price to the public of $15.17 per share. We received total proceeds of $99.0 million, net of the related issuance fees and costs of $5.7 million.

Stock Option Plans

      We have six stock option plans; the 1986 Employee Stock Option Plan (the “1986” Plan), the 1993 Employee Stock Option Plan (the “93 Plan”), the 1993 Non-Employee Directors’ Stock Plan, the 2001 Non-Officer Equity Plan (“the 2001 Plan”), the 2003 Equity Incentive Plan (the “2003” Plan) and the SemiFab Inc. 1993 Flexible Stock Incentive Plan (“ the SemiFab Plan”). Under all of our stock option plans, options are granted for ten year periods and become exercisable ratably over a vesting period of four years or as determined by the Board of Directors.

      The 1986 Plan was terminated in 1994, and there are no further stock options available for issuance.

      The 1993 Plan was terminated in 2003, and there are no further stock options available for issuance.

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

      Under the 2003 Plan, adopted in July 2003, 1,000,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options, incentive stock options and restricted stocks to employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date.

      The SemiFab Plan arose from the acquisition of SemiFab in February 2001. The plan was terminated upon the sale of SemiFab in fiscal 2003. There are no further stock options available for issuance.

      Activity in our stock option plans is summarized as follows:

	Fiscal Year Ended March 31,

	2004		2003		2002

	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	9,210,061	$12.20	9,971,917	$12.76	8,194,290	$13.47
Granted	3,014,508	6.67	2,144,023	10.62	3,716,432	11.83
Exercised	(1,695,160)	6.75	(525,269)	7.92	(560,954)	6.63
Cancelled	(2,317,904)	12.80	(2,380,610)	14.00	(1,377,851)	17.13

Options outstanding, end of year	8,211,505	$11.05	9,210,061	$12.20	9,971,917	$12.76

Exercisable, end of year	4,417,856	$12.40	5,276,209	$11.59	4,498,458	$10.77

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the stock options as of March 31, 2004 (prices and contractual life are weighted averages):

	Options Outstanding
				Exercisable Options
		Remaining
	Number	Contractual		Number	Exercise
Actual Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.0000 – $ 6.1900	2,881,459	8.07	$4.51	1,009,278	$4.45
6.5000 – 8.4800	473,412	5.65	7.30	359,474	7.28
9.1563 – 12.8125	1,063,328	6.45	10.60	812,417	10.66
12.9000 – 13.3125	1,085,026	7.55	12.94	637,157	12.96
13.4000 – 17.6800	1,458,431	7.95	15.19	671,066	15.03
17.8800 – 73.0647	1,249,849	6.34	21.29	928,464	22.02

$ 0.0001 – $73.0648	8,211,505	7.37	$11.05	4,417,856	$12.40

      The first line in the table includes 53,000 shares of restricted stock issued under the stock option plans. Excluding these shares, the range of exercise prices in this line is $2.22 – $6.19.

      The weighted-average grant date fair value of options during 2004, 2003 and 2002 was $4.37, $10.25 and $7.27, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002:

	Fiscal Year Ended March 31,

	2004	2003	2002

Risk-free interest rate	3.00	2.62	4.97
Expected term of option	4.65	4.30	4.73
Expected volatility	81%	107%	76%
Expected dividend yield	0%	0%	0%

Employee Stock Purchase Plan

      Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 2,450,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10.0 percent of an employee’s compensation, at a price not less than 85.0 percent of the market value of the stock on specified dates. During the years ended March 31, 2004, 2003 and 2002, 163,671, 242,686 and 239,702 shares, respectively, were issued under the plan. As of March 31, 2004, 1,834,101 shares had been purchased by employees under the Plan.

      The weighted-average fair value of stock purchases during 2004, 2003 and 2002 was $7.69, $8.40 and $11.14, respectively. The fair value of each stock purchase is calculated on the date of purchase using the Black-Scholes model with the following weighted average assumptions used:

	Fiscal Year Ended March 31,

	2004	2003	2002

Risk-free interest rate	1.15	1.83	2.41
Expected life (in years)	0.50	0.50	0.50
Expected volatility	81%	107%	76%
Expected dividend yield	0%	0%	0%

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Defined Benefit Plans:

      Our joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law.

      The changes in the benefit obligations and plan assets for the plan described above were as follows (in thousands):

	March 31,

	2004	2003

Change in benefit obligation:
Beginning benefit obligation	$16,526	$—
Acquisitions	—	15,707
Service cost	688	308
Interest cost	352	154
Actuarial loss	334	—
Currency exchange rate changes	2,014	678
Benefits paid to plan participants	(1,211)	(321)

Ending benefit obligation	$18,703	$16,526

Change in Plan Assets:
Beginning fair value of plan assets	$4,071	—
Acquisitions	—	3,387
Actual return on plan assets	61	(244)
Employer contributions	2,275	988
Currency exchange rate changes	543	167
Benefits paid to participants	(797)	(227)

Ending fair value of plan assets	$6,153	$4,071

Funded Status:
Ending funded status	(12,550)	(12,455)
Unrecognized net actuarial loss	774	313

Net amount recognized	(11,776)	(12,142)

Amounts Recognized in the Balance Sheet:
Accrued benefit liability	$(11,776)	$(12,142)

      Economic assumptions used to determine the costs and benefit obligations for the pension plan were as follows:

	March 31,

	2004	2003

Discount rate	2.00%	2.00%
Expected return on plan assets	3.50%	3.00%
Rate of compensation increase	2.50%	2.25%

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The net periodic benefit cost for the plan included the following components (in thousands):

	Fiscal Year
	Ended March 31,

	2004	2003

Company service cost	$688	$308
Interest cost	352	154
Expected return on plan assets	(243)	(57)

Net periodic pension cost	$797	$405

      At March 31, 2004, the plan’s accumulated benefit obligation of $15.6 million and the plan’s projected benefit obligation of $18.7 million exceed the plan assets of $6.2 million. We are contingently liable to provide funding for plan benefits under a pension plan of Asyst Shinko.

Employee Savings and Retirement Plan

      We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 15.0 percent of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. No employer matching contributions were made in fiscal years ended March 31, 2004, 2003 and 2002.

13.     Reportable Segments:

      We have two reportable segments: Fab Automation and AMHS. Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

      We evaluate performance and allocate resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill, and acquisition-related and restructuring charges are excluded from the segments’ operating income (loss). Our non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information is summarized as follows (in millions):

	Fiscal Year Ended March 31,

	2004	2003	2002

Fab Automation Products:

Net sales	$133.1	$213.1	$183.2

Operating loss	$(68.1)	$(66.9)	$(132.1)

AMHS:

Net sales	$168.5	$46.4	$—

Operating loss	$(19.2)	$(16.7)	$—

Total:

Net sales	$301.6	$259.5	$183.2

Operating loss	$(87.3)	$(83.6)	$(132.1)

      We acquired 51.0 percent of ASI on October 16, 2002. Operating segment data includes results from ASI for the period from the effective date of the acquisition. Total operating loss is equal to consolidated loss from operations for the periods presented. We do not allocate other income (expense), net to individual segments.

      Net sales by geography were as follows (in millions):

	Fiscal Year Ended March 31,

	2004	2003	2002

United States	$63.8	$90.5	$82.4
Japan	83.8	48.0	45.6
Taiwan	46.2	47.0	20.3
Korea	45.8	—	—
Other Asia/ Pacific	41.3	51.1	16.6
Europe	20.7	22.9	18.3

Total	$301.6	$259.5	$183.2

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Commitments and Contingencies:

Lease Commitments

      We lease various facilities under non-cancelable capital and operating leases. At March 31, 2004, the future minimum commitments under these leases are as follows (in thousands):

		Operating	Sublease
Fiscal Year Ending March 31,	Capital Lease	Lease	Income

2005	$270	$6,282	$(523)
2006	136	4,474	(523)
2007	71	1,814	(44)
2008	67	1,062	—
2009 and thereafter	—	210	—

Total	544	$13,842	$(1,090)

Less: interest	55

Present value of minimum lease payments	489
Less: current portion of capital leases	268

Capital leases, net of current portion	$221

      Rent expense under our operating leases was approximately $5.6 million, $5.5 million and $8.5 million for the years ended March 31, 2004, 2003 and 2002, respectively.

Legal Commitments

      On October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ’421 patent”) and 4,974,166 (“the ’166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing the decision of the trial court, and remanding the matter to the trial court for further proceedings. The case was subsequently narrowed to the ’421 patent, and we sought monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. On October 9, 2003, the court: (i) granted defendants’ motion for summary judgment to the effect that the defendants had not infringed our patent claims at issue and (ii) directed that judgment be entered for defendants. We have filed a notice of appeal of both the order and the entry of judgment against us. The court also denied defendants’ motion for judgment as to the invalidity of our asserted patents. Defendants have filed a notice of appeal as to the court’s denial of that motion.

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

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnifications

      We, as permitted under California law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at its request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that enables us to recover a portion of any future amounts paid. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.

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

Sale of Receivables

      We have an agreement with a Japanese banking institution to sell certain of our trade receivables without recourse. During fiscal 2004, approximately $5.8 million of receivables were sold under this agreement. The total amount available under the facility is $14.0 million at March 31, 2004.

15.     Earnings Per Share:

      The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	March 31,

	2004	2003	2002

Restricted stock	59	53	43
Stock options	8,212	9,210	9,972
Convertible notes	5,682	5,682	4,262

Total	13,953	14,945	14,277

16.     Related Party Transactions:

      At March 31, 2004, we held notes from two current non-officer employees totaling $0.4 million. At March 31, 2003, we held notes from two former employees and two current employees totaling $0.7 million. One of the notes receivable is secured by a deed of trust on certain real property. The fair market value of the property exceeds the loan amount. These notes receivable are included in other assets at March 31, 2004 and March 31, 2003, respectively.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our majority owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At March 31, 2004, significant balances owed to Shinko were (in thousands):

Accounts payable due to Shinko	$17,194
Accrued liabilities due to Shinko	248

      In addition, the consolidated financial statements reflect that ASI purchased various administrative and IT services from Shinko. During the year ended March 31, 2004, sales to and purchases from Shinko were (in thousands):

Sales	$743
Materials purchased	18,887
Services purchased	12,375

SCHEDULE II

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance	Charged			Balance
	Beginning	to			End
	of Year	Expenses	Deductions	Acquired	of Year

Allowance for doubtful accounts
Year Ended March 31,
2002	$3,795	$1,155	$(787)	$35	$4,198
2003	$4,198	$488	$(1,160)	$1,354	$4,880
2004	$4,880	$222	$(494)	$—	$4,608
Reserve for excess and obsolete inventory
Year Ended March 31,
2002	$28,119	$12,810	$(8,225)	$—	$32,704
2003	$32,704	$4,536	$(31,342)	$—	$5,898
2004	$5,898	$12,981	$(4,149)	$—	$14,730

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2004

ASYST TECHNOLOGIES, INC.

By:	/s/ DAVID L. WHITE

David L. White
Senior Vice President
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN S. SCHWARTZ Stephen S. Schwartz	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 10, 2004

/s/ DAVID L. WHITE David L. White	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2004

/s/ STANLEY GRUBEL Stanley Grubel	Director	June 10, 2004

/s/ ROBERT A. MCNAMARA Robert A. McNamara	Director	June 10, 2004

/s/ ANTHONY E. SANTELLI Anthony E. Santelli	Director	June 10, 2004

/s/ WALTER W. WILSON Walter W. Wilson	Director	June 10, 2004

/s/ TSUYOSHI KAWANISHI Tsuyoshi Kawanishi	Director	June 10, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(3)	Agreement for Sale and Purchase of Common Stock between the Company and MECS Corporation, dated September 27, 1999.
2	.2(4)	Amendment Agreement between the Company and MECS Corporation, dated March 23, 2000.
2	.3(5)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among the Company, Ramp Acquisition Corp., Advanced Machine Programming, Inc., New AMP LLC, Matlock Charles Rowe & Company and the Selling Shareholders.
2	.4(6)	Agreement and Plan of Merger and Reorganization, dated as of December 7, 2000, among the Company, Tin Man Acquisition Corp., SemiFab, Inc. and certain principal shareholders of SemiFab.
2	.5(7)	Agreement and Plan of Merger and Reorganization, dated as of May 22, 2001, among the Company, Gem Acquisition Corp., GW Associates, Inc. and John S. Ghiselli.
2	.6(18)	Asset Purchase Agreement among the Company, Aruba Solutions Consulting, Inc., and Domain Logix Corporation, dated as of April 9, 2002.
2	.7(19)	Asset Purchase Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.
3	.1(8)	Amended and Restated Articles of Incorporation of the Company.
3	.2(8)	Bylaws of the Company.
3	.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3	.4(9)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4	.1(10)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.
4	.2(1)	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.
4	.3(11)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4	.4(11)	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.
4	.5(15)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.
10	.1(8)***	Form of Indemnity Agreement entered into between the Company and certain directors.
10	.2(12)***	Company’s 1993 Stock Option Plan and related form of stock option agreement.
10	.3(8)***	Company’s 1993 Employee Stock Purchase Plan and related offering document.
10	.4(8)***	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.
10	.5(8)	Hewlett-Packard SMIF License Agreement dated June 6, 1984.
10	.6(13)	Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.
10	.7(2)	Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc. dated November 20, 1995.
10	.8(2)	Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.

Exhibit
Number		Description of Document

10	.9(2)	Amendment to Lease Agreement between the Company and the Kato Road Partners, dated
10	.10(2)	Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.
10	.11(7)***	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.
10	.12(11)*	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.
10	.13(11)*	Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.
10	.14(11)*	Banking Consents & Agreements between MECS, K.K. and Tokai Bank, K.K. dated November 30, 1998 and December 6, 1999.
10	.15(11)*	Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November 14, 1994.
10	.16(11)*	Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.
10	.17(14)***	Palo Alto Technologies, Inc. 1997 Stock Plan and related stock option agreement.
10	.18(14)***	Progressive System Technologies, Inc. 1995 Stock Option/Stock Issuance Plan and related notice document.
10	.19(16)*	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.
10	.20(16)*	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.
10	.21(16)**	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.
10	.22(16)	Loan and Security Agreement between the Company and Comerica Bank — California, dated as of October 1, 2002.
10	.23(16)	Amendment No. 1 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of November 8, 2002.
10	.24(17)*	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.
10	.25(19)**	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.
10	.26(20)	Amendment No. 2 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of March 17, 2003.
10	.27(20)	Amendment No. 3 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of September 26, 2003.
10	.28(20)***	Change-In-Control Agreement between the Company and Stephen S. Schwartz, dated as of October 20, 2003.
10	.29(20)***	Change-In-Control Agreement between the Company and David L. White, dated as of November 7, 2003.
10	.30(20)	Agreement for Purchase and Sale of 44960 Warm Springs Boulevard, Fremont, California, between the Company and Milpitas Square 880 @ 237, LLC, dated as of June 13, 2003.
10	.31(21)**	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.
10	.32(22)***	Company’s 2003 Equity Incentive Plan.
10	.33***	Form of Indemnity Agreement entered into between the Company and certain executive officers.

Exhibit
Number		Description of Document

10	.34***	Separation Agreement between the Company and Geoffrey Ribar dated September 11, 2003.
10.35		Amendment No. 4 to Loan and Security Agreement between the Company and Comerica Bank dated February 3, 2004.
10.36		Letter agreement between the Company and Comerica Bank dated December 24, 2003.
10	.37***	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.
10	.38***	Company’s Compensation Program for Nonemployee Directors.
10	.39***	Company’s Executive Deferred Compensation Plan.
10	.40***	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.
10	.41***	Employment Agreement between the Company and David L. White dated September 29, 2003.
10	.42***	Summary of the Company’s Executive Bonus Plan.
10	.43***	Addendum dated September 23, 2003 to Separation Agreement between the Company and Geoffrey Ribar dated September 11, 2003.
21.1		Subsidiaries of Asyst Technologies, Inc.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
31.2		Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).
32		Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	English translation of original document.

**	Confidential treatment has been requested for portions of this document.

***	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 18, 1999, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to our Registration Statement on Form S-3/ A, File No. 333-89489, filed with the Securities Exchange Commission on October 29, 1999, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K/ A, filed with the Securities Exchange Commission on June 6, 2000, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-54924, filed with the Securities Exchange Commission on February 2, 2001, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-56068, filed with the Securities Exchange Commission on February 23, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities Exchange Commission on June 19, 2001, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities Exchange Commission on July 19,1993, and incorporated herein by reference.

(9)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities Exchange Commission on July 31, 2000, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities Exchange Commission on June 29, 1998, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities Exchange Commission on August 14, 2001, and incorporated herein by reference.

(12)	Previously filed as an Exhibit to our Registration Statement on Form S-1, File No. 333-88246, filed with the Securities Exchange Commission on February 13, 1995, and incorporated herein by reference.

(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities Exchange Commission on July 19, 1995, and incorporated herein by reference.

(14)	Previously filed as an Exhibit to our Registration Statement on Form S-8, File No. 333-94619, filed with the Securities Exchange Commission on January 13, 2000, and incorporated herein by reference.

(15)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities Exchange Commission on June 28, 2002, and incorporated herein by reference.

(16)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities Exchange Commission on November 12, 2002, and incorporated herein by reference.

(17)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed with the Securities Exchange Commission on February 11, 2003, and incorporated herein by reference.

(18)	Previously filed as an Exhibit to our Registration Statement on Form S-3, File No. 333-97227, filed with the Securities Exchange Commission on July 29, 2002, and incorporated herein by reference.

(19)	Previously filed as an Exhibit to our Annual Report on Form 10-K/ A (Amendment No. 1) for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on October 29, 2003.

(20)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 12, 2003 and incorporated herein by reference.

(21)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the Securities and Exchange Commission on February 10, 2004 and incorporated herein by reference.

(22)	Previously filed as an Exhibit to our Form S-8 filed with the Securities and Exchange Commissions on October 3, 2003 and incorporated herein by reference.