Form 10-Q
period 2004-06-26
ASYST TECHNOLOGIES INC /CA/
filed 2004-08-05
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File number: 000-22430

ASYST TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

California	94-2942251
(State or other jurisdiction	(IRS Employer identification Number)
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

Yes ☑ No ☐

The number of shares of the registrant’s Common Stock, no par value, outstanding as of August 3, 2004 was 47,455,197.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION

     ITEM 1 — FINANCIAL STATEMENTS

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30,	March 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,157	$112,907
Restricted cash and cash equivalents	—	1,904
Short-term investments	16,420	4,953
Accounts receivable, net of allowance for doubtful accounts of $4,869 and $4,608 at June 30, 2004 and March 31, 2004, respectively	88,226	74,139
Unbilled receivables	87,045	73,800
Inventories	51,703	27,694
Prepaid expenses and other current assets	18,442	14,276

Total current assets	367,993	309,673

Property and equipment, net	21,485	22,868
Goodwill	70,893	71,973
Intangible assets, net	59,398	65,778
Other assets	3,401	3,317

Total assets	$523,170	$473,609

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$17,002	$18,161
Current portion of long-term debt and capital leases	2,708	2,775
Accounts payable	124,691	92,716
Accounts payable – related party	20,800	17,194
Accrued liabilities and other	65,439	48,571
Deferred revenue	5,320	2,683

Total current liabilities	235,960	182,100

LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	90,382	91,074
Deferred tax liability	18,452	20,704
Other long-term liabilities	12,196	12,826

Total long-term liabilities	121,030	124,604

COMMITMENTS AND CONTINGENCIES (see Note 10)
MINORITY INTEREST	62,523	63,796

SHAREHOLDERS’ EQUITY:
Common stock	447,931	445,981
Deferred stock-based compensation	(2,272)	(2,619)
Accumulated deficit	(349,631)	(348,697)
Accumulated other comprehensive income	7,629	8,444

Total shareholders’ equity	103,657	103,109

Total liabilities, minority interest and shareholders’ equity	$523,170	$473,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2004	2003
NET SALES	$140,937	$45,268
COST OF SALES	108,043	40,824

Gross profit	32,894	4,444

OPERATING EXPENSES:
Research and development	9,679	9,624
Selling, general and administrative	18,976	17,605
Amortization of acquired intangible assets	5,052	4,785
Restructuring and other charges	219	4,363
Asset impairment charges	—	6,853

Total operating expenses	33,926	43,230

Loss from operations	(1,032)	(38,786)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	337	248
Interest expense	(1,627)	(1,791)
Other income, net	734	618

Interest and other expense, net	(556)	(925)

Loss before benefit from income taxes and minority interest	(1,588)	(39,711)
BENEFIT FROM INCOME TAXES	349	1,380
MINORITY INTEREST	305	955

NET LOSS	$(934)	$(37,376)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.97)

SHARES USED IN THE PER SHARE CALCULATION – Basic and Diluted	47,179	38,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(934)	$(37,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,041	7,441
Asset impairment charges	—	6,853
Minority interest in net loss in consolidated subsidiary	(305)	(955)
Stock-based compensation	540	595
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(29,386)	5,969
Inventories	(24,674)	4,848
Prepaid expenses and other assets	(4,554)	(3,297)
Accounts payable, accrued and other liabilities and deferred revenue	56,150	(5,281)

Net cash provided by (used in) operating activities	3,878	(21,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(11,624)	—
Release (purchase) of restricted cash and cash equivalents	1,904	(90)
Purchases of property and equipment	(856)	(1,239)
Net cash used in acquisitions	—	(1,165)

Net cash used in investing activities	(10,576)	(2,494)

CASH FLOW FROM FINANCING ACTIVITIES:
Payment of line of credit	(727)	—
Net proceeds from (payment of) short-term loans	(711)	2,013
Proceeds from issuance of common stock	1,757	857

Net cash provided by financing activities	319	2,870

Effect of exchange rate changes on cash and cash equivalents	(371)	(2,271)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,750)	(23,098)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,907	96,214

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,157	$73,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION OF THE COMPANY

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

     The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Condensed Consolidated Statements of Operations and of Cash Flows for the three-month periods ended June 30, 2004 and 2003, respectively, include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which we consider necessary for the fair presentation of the results of operations for the interim periods covered, and of our financial condition at the date of the interim balance sheet. Certain information and footnote disclosures included in the financial statements, prepared in accordance with generally accepted accounting principles, have been omitted in these interim statements, as allowed by such Securities and Exchange Commission, or SEC, rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. All significant intercompany accounts and transactions have been eliminated. Minority shareholder’s interest represents the minority shareholder’s proportionate share of the net assets and results of operations of ASI, our majority-owned joint venture and our majority-owned subsidiary, Asyst Japan, Inc., or AJI. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentations. We close our books on the last Saturday of each quarter and thus the actual dates of the quarter-end, June 26, 2004 and June 28, 2003 are different from the month-end dates used for reference throughout this Form 10-Q report. This presentation is for convenience purposes. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2004 included in our Annual Report on Form 10-K.

   Recent Accounting Pronouncements

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our consolidated results of operations.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents at March 31, 2004 primarily represents amounts that were restricted as to their use in accordance with Japanese debt agreements. This was no longer a requirement at June 30, 2004 as the related debt was repaid.

   Inventories

     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2004	2004
Raw materials	$21,183	$16,241
Work-in-process and finished goods	30,520	11,453

Total	$51,703	$27,694

     During the fiscal year ended March 31, 2003, we began to transition substantially all of our U.S. manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20.0 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. As of June 30, 2004, our best estimate of the inventory expenses for our obligation to repurchase inventory at Solectron has been reserved. As of June 30, 2004, we have inventory reserves of approximately $13.9 million.

   Goodwill and Other Intangible Assets, net

     Intangible assets

     Intangible assets were as follows (in thousands):

	June 30, 2004			March 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$63,488	$24,784	$38,704	$64,317	$21,778	$42,539
Customer base and other intangible assets	35,327	19,291	16,036	35,676	17,394	18,282
Licenses and patents	7,296	2,638	4,658	7,440	2,483	4,957

Total	$106,111	$46,713	$59,398	$107,433	$41,655	$65,778

     Amortization expense was $5.1 million and $4.8 million for the quarters ended June 30, 2004 and 2003, respectively.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2005 and for the following fiscal years, is as follows (in thousands):

Fiscal Years:
Remainder of 2005	$15,987
2006	19,689
2007	14,275
2008	8,884
2009 and beyond	563

Total	$59,398

     Goodwill

     Goodwill balances were as follows (in thousands):

	June 30,	March 31,
	2004	2004
Carrying amount of goodwill	$70,893	$71,973

     The changes in the carrying amount of goodwill for the quarter ended June 30, 2004 are as follows (in thousands):

	Fab Automation	AMHS	Total
Balance at March 31, 2004	$4,750	$67,223	$71,973
Foreign currency translation	—	(1,080)	(1,080)

Balance at June 30, 2004	$4,750	$66,143	$70,893

   Warranty Reserve

     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty reserve (in thousands):

	Three Months Ended June 30,
	2004	2003
Balance at beginning of period	$8,185	$7,561
Accruals for warranties issued during the period	3,180	406
Settlements made (in cash or in kind)	(1,868)	(1,148)
Foreign currency translation	(52)	—

Balance at end of period	$9,445	$6,819

   Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized at the time of shipment and the transfer of title. Deferred revenue consists primarily of product shipments creating legally enforceable receivables that did not meet our revenue recognition policy. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage-of-completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. We treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We disclose material changes in our financial results that result from changes in estimates.

     We account for software revenue in accordance with the AICPA Statement of Position 97-2, “Software Revenue Recognition.” Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

   Contract Loss Reserve

     We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We had a loss reserve of approximately $6.5 million and $4.7 million at June 30, 2004 and March 31, 2004, respectively. The balance at June 30, 2004 primarily related to four AMHS contracts entered into by ASI during the fiscal year ended March 31, 2004 and one contract entered into during the quarter ended June 30, 2004.

   Comprehensive Loss

     Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners, and is to include unrealized gains and losses that have historically been excluded from net income and loss and reflected instead in equity. The following table presents our comprehensive loss items (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Net loss, as reported	$(934)	$(37,376)
Foreign currency translation adjustments	(716)	(1,041)
Unrealized losses on investments	(100)	—

Comprehensive loss	$(1,750)	$(38,417)

   Earnings (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net income (loss) per share are the same as those used for the computation of basic net income (loss) per share as the inclusion of dilutive securities would be anti-dilutive.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share reported in the statement of operations, not in the table presented in the Stock-Based Compensation section below, as to do so would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Restricted stock	67	53
Stock options	8,643	10,003
Convertible notes	5,682	5,682

Total	14,392	15,738

   Stock-Based Compensation

     Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances to employees been determined based on the fair value at the grant date for the awards in the three months ended June 30, 2004 and 2003, consistent with the provision of SFAS No. 123, and SFAS No. 148, our net loss for the three months ended June 30, 2004 and 2003 would have increased as indicated below (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2004	2003
Net loss — as reported	$(934)	$(37,376)
Add: employee stock-based compensation expense included in reported net loss, net of tax	447	426
Less: total employee stock-based compensation expense determined under fair value, net of tax	(2,753)	(4,253)

As adjusted net loss	$(3,240)	$(41,203)

Basic and diluted net loss per share — As reported	$(0.02)	$(0.97)

Basic and diluted net loss per share — As adjusted	$(0.07)	$(1.07)

Shares used in computing As Reported and As Adjusted net loss per share	47,179	38,475

3. RESTRUCTURING CHARGES

     Restructuring charges and related utilization for the quarter ended June 30, 2004 were (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(381)	(418)

Balance, June 30, 2004	$33	$2,022	$2,055

     We incurred restructuring charges of $0.2 million and $4.4 million during the quarters ended June 30, 2004 and 2003, respectively, consisting primarily of severance costs resulting from a reduction in workforce in April 2003 and future lease obligations on vacated facilities in excess of estimated future sublease proceeds. As a result of these restructuring activities, we terminated the employment of approximately 245 employees, including 129 in manufacturing, 34 in research and development and 82 in selling, general and administration, from our U.S. operations as well as international operations.

4. ASSET IMPAIRMENT CHARGES

     We completed the sale of land in Fremont, California, in the quarter ended September 30, 2003. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

5. INCOME TAXES

     We recorded a benefit from income taxes of $0.3 million for the quarter ended June 30, 2004, or approximately 22.0 percent of our loss before income taxes and minority interest. The tax benefit is primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $1.2 million, partially offset by $1.4 million of tax provisions in international subsidiaries, primarily Japan. We recorded a benefit for income taxes of $1.4 million for the quarter ended June 30, 2003, representing an effective income tax rate of 3.5 percent. In fiscal 2003, we established a full valuation allowance for our domestic net deferred tax assets. Deferred tax assets are recognized to the extent realizable and relate to our Japanese operations. We recognized a tax benefit in the three months ended June 30, 2004 as we expect to have net income in Japan for the 12-month period ended March 31, 2005.

6. REPORTABLE SEGMENTS

     We have two reportable product segments: Fab Automation and AMHS. Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

     We evaluate performance and allocate resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment.

     Segment information is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Fab Automation Products:
Net sales	$73,425	$23,468

Income (loss) from operations	$2,369	$(35,225)

AMHS:
Net sales	$67,512	$21,800

Loss from operations	$(3,401)	$(3,561)

Consolidated:
Net sales	$140,937	$45,268

Loss from operations	$(1,032)	$(38,786)

	June 30, 2004	March 31, 2003
Fab Automation Products:
Total assets	$224,782	$205,002

AMHS:
Total assets	$298,388	$268,607

Consolidated:
Total assets	$523,170	$473,609

     We acquired 51.0 percent of ASI on October 16, 2002. Operating segment data includes results from ASI for the period from the effective date of the acquisition. Total operating loss is equal to consolidated loss from operations for the periods presented. We do not allocate other income (expense), net to individual segments.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. DEBT

     We had $17.0 million and $18.2 million at June 30 and March 31, 2004, respectively, of short-term debt issued by banks in Japan. As of June 30, and March 31, 2004, the interest rate ranged from 1.4 percent to 3.0 percent. Substantially all of the debt is guaranteed by Asyst in the United States.

     Long-term debt and capital leases consisted of the following (in thousands):

	June 30,	March 31,
	2004	2004
Convertible subordinated notes	$86,250	$86,250
Secured straight bonds	6,434	7,110
Capital leases	406	489

Total long-term debt	93,090	93,849
Less: Current portion of long-term debt and capital leases	(2,708)	(2,775)

Long-term debt and capital leases net of current portion	$90,382	$91,074

     At June 30, 2004, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,	Amount

Remaining portion of 2005	$3,257
2006	2,553
2007	892
2008	86,388

$93,090

   Convertible Subordinated Notes

     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.1 million during each of the quarters ended June 30, 2004 and 2003, respectively.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Secured Straight Bonds

     We had $6.4 million and $7.1 million of secured straight bonds from a bank in Japan at June 30, 2004 and March 31, 2004, respectively. The bonds bore interest at rates ranging from 1.4 percent to 3.0 percent as of June 30 and March 31, 2004, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

   Line of Credit

     At June 30, 2004, we had available to us, a $25 million two-year revolving credit agreement with a commercial bank, as amended during the first quarter of fiscal year 2005. The amended agreement requires maintenance of compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items) and a requirement that we maintain with the bank during the term of the credit agreement a minimum balance of $5.0 million of cash and cash equivalents. In addition, the amended agreement was extended through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowing under the credit facility and reduced certain fees and interest charges applicable to borrowing under the credit line. The specific amount of the credit line available at any time, however, may change based on the amount of current receivables we have outstanding. The credit line was fully paid down during the quarter ended December 31, 2003. As of the quarter ended June 30, 2004, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.

     In September 2003, ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately $27.9 million, at the exchange rate as of June 30, 2004. As of June 30, 2004 and March 31, 2004, ASI had outstanding borrowings of $4.6 million and $4.7 million, respectively, that is recorded in short-term debt. Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. We were in compliance with the loan covenants at June 30, 2004 and at March 31, 2004.

     We have guaranteed certain lease payments with respect to equipment and real estate of our Japanese subsidiaries.

8. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

   Employee Stock Option Grants

     Options to purchase 1,046,500 and 2,425,408 shares of common stock were granted to employees during the quarters ended June 30, 2004 and 2003, respectively. As of June 30, 2004, options to purchase 8,643,809 shares of common stock were outstanding.

   Employee Stock Purchase Plan

     As of June 30, 2004, 1,834,101 shares had been purchased under the Employee Stock Purchase Plan (the “Purchase Plan”).

   Fair Value Disclosures

     Information regarding net income and net income per share, as adjusted, is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $6.01 and $3.12 during the quarter ended June 30, 2004 and 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in our employee options. The usage of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because our employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimate of the fair value of those options, it is our opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of our employee options.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the quarters ended June 30, 2004 and 2003, respectively:

	Employee Stock Options
	Three Months Ended
	June 30,
	2004	2003
Risk-free interest rate	3.35%	2.6%
Expected term of options (in years)	4.6	4.3
Expected volatility	91.5%	94.2%
Expected dividend yield	0%	0%

     Using Black-Scholes, the per share weighted average estimated fair value of rights issued pursuant to our Employee Stock Purchase Plan during the quarters ended June 30, 2004 and 2003 was $5.33 and $1.61, respectively.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan:

	Employee Stock Purchase
	Three Months Ended
	June 30,
	2004	2003
Risk-free interest rate	1.55%	1.20%
Expected term of options (in years)	0.5	0.5
Expected volatility	78.7%	85.0%
Expected dividend yield	0%	0%

9. RELATED PARTY TRANSACTIONS

     At June 30, 2004 and March 31, 2004, we held notes from two current non-officer employees totaling $0.3 million and $0.4 million, respectively. One of the notes receivable is secured by a deed of trust on certain real property. The fair market value of the property exceeds the loan amount. These notes receivable are included in other assets in the condensed consolidated balance sheet.

     Our majority-owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At June 30, 2004 and March 31, 2004 accounts payable due to Shinko were $20.8 million and $17.2 million, respectively. During the quarters ended June 30, 2004 and 2003, materials and services purchased from Shinko were $6.4 million and $5.1 million, respectively.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

   Lease Commitments

     We lease various facilities under non-cancelable capital and operating leases. At June 30, 2004, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease	Sublease Income
Remaining portion of 2005	$202	$5,507	$(392)
2006	134	3,566	(523)
2007	78	1,381	(44)
2008	17	1,128	—
2009 and thereafter	—	210	—

Total	431	$11,792	$(959)

Less: interest	25

Present value of minimum lease payments	406
Less: current portion of capital leases	223

Capital leases, net of current portion	$183

     Rent expense under our operating leases was approximately $1.9 million and $1.6 million for the quarters ended June 30, 2004 and June 30, 2003, respectively.

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

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of June 30, 2004.

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

   Sale of Receivables

     We have an agreement with a Japanese banking institution to sell certain of our trade receivables without recourse. The total amount available under the facility is $14.0 million at June 30, 2004.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND (FINANCIAL CONDITION

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

     In response to the industry downturn, we have reduced costs in several areas. We reduced approximately 35.0 percent of our headcount in April 2003, due to ongoing weakness in our business, our outsourcing of manufacturing operation, and the sale of two discontinued operations and our wafer carrier business. We also announced plans to outsource our Japanese manufacturing operations. In October 2002, we began transitioning substantially all of our U.S. manufacturing to Solectron Corporation, which we believe will reduce our fixed manufacturing costs and improve our ability to respond to sales fluctuations. The transition was substantially completed in June 2003. Over the past two years, we have reduced our workforce from a peak of approximately 1,800 employees to approximately 513 employees, not including employees of Asyst Shinko, Inc., as of June 30, 2004. The number of employees at ASI totaled 368 as of June 30, 2004

     We sell our products principally through a direct sales force worldwide. Our functional currency is the U.S. dollar, except in Japan where our functional currency is the Japanese yen. The costs and expenses of our Japanese subsidiaries are recorded in local currency, and foreign currency translation adjustments are reflected as a component of “Accumulated other comprehensive income” in our Condensed Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

     Information with respect to our critical accounting policies and estimates may be found in our Annual Report on Form 10-K filed for the fiscal year ended March 31, 2004.

       Three Months Ended June 30, 2004 and 2003

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations data for the periods indicated (unaudited):

	Three Months Ended
	June 30,
	2004	2003
NET SALES	100.0%	100.0%
COST OF SALES	76.7	90.2

Gross profit	23.3	9.8

OPERATING EXPENSES:
Research and development	6.9	21.3
Selling, general and administrative	13.5	38.9
Amortization of acquired intangible assets	3.6	10.6
Restructuring and other charges	0.2	9.6
Asset impairment charges	—	15.1

Total operating expenses	24.2	95.5

Loss from operations	(0.7)	(85.7)
Other expense, net	(0.4)	(2.0)

Loss before benefit from income taxes and minority interest	(1.1)	(87.7)
BENEFIT FROM INCOME TAXES	0.2	3.0
MINORITY INTEREST	0.2	2.1

NET LOSS	(0.7)%	(82.6)%

   Results of Operations

     Net Sales. Net sales for the first quarter of fiscal 2005 was $140.9 million, an increase of $95.7 million, or 211.3 percent, from net sales of $45.3 million in the first quarter of fiscal 2004. The increase in sales for the first quarter of fiscal 2005 reflects growth across both our Fab Automation and AMHS segments, which experienced increases of $50.0 million and $45.7 million, or 212.9% and 209.7%, respectively.

     We operate in two reportable segments: Fab Automation and AMHS. Fab Automation products include interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. We began tracking AMHS as a reportable segment with the acquisition of ASI in the third quarter of fiscal 2003.

     Segment information is summarized as follows (in thousands):

	Three Months Ended
	June 30,
Fab Automation Products:	2004	2003

Net sales	$73,425	$23,468

Income (loss) from operations	$2,369	$(35,225)

AMHS:
Net sales	$67,512	$21,800

Loss from operations	$(3,401)	$(3,561)

Total:
Net sales	$140,937	$45,268

Loss from operations	$(1,032)	$(38,786)

     The $50.0 million increase in Fab Automation sales compared to the same quarter one year ago was primarily due to a $32.2 million increase in revenues for factory interface products. Software connectivity and service revenues also contributed to the increase. The $45.7 million increase in AMHS sales compared to the same quarter one year ago was primarily driven by a $15.5 million increase in sales to flat panel display manufacturers, predominantly in Korea and China, and a $29.3 million increase in sales to 300mm semiconductor fabs, predominantly in Taiwan and Japan.

     Gross Profit. Gross profit increased to $32.9 million, or 23.3 percent of net sales, for the quarter ended June 30, 2004, compared to $4.4 million, or 9.8 percent of net sales, for the quarter ended June 30, 2003. The increase is the result of cost reduction efforts attributable to our manufacturing outsourcing activities with Solectron and increase in overall revenue levels year-over-year.

     In the quarter ended June 30, 2004, 300mm products contributed approximately 40.1 percent to our net sales, as compared with 36.6 percent for the quarter ended June 30, 2003. Net sales of 300mm products increased by $40.0 million to $56.5 million in the quarter ended June 30, 2004. We expect 300mm product sales to continue to trend upward, particularly as we expect new 300mm AMHS product installations will commence in fiscal 2005, although quarterly fluctuations are possible. Additionally, 200mm SMIF upgrades or new 200mm fabs may result in significant mix changes. Our 300mm products are very early in their product life cycle and currently have lower margins compared with our 200mm products. Swings in product mix may impact our gross margins on a quarter-over-quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect 300mm gross margins to improve over time. However, because of the anticipated size of the emerging 300mm product market, we face strong competition on price and features for these products from existing and new competitors.

     In the next several quarters, the change in product mix is expected to be primarily driven by our recently announced $120.0 million Generation 6 flat panel display order. Our gross margin will continue to be impacted by future changes in product mix and net sales volumes, as well as market competition.

     Research and Development. Research and development expenses increased slightly to $9.7 million for the quarter ended June 30, 2004, as compared with $9.6 million for the quarter ended June 30, 2003. As a percentage of sales, research and development decreased to 6.9 percent of sales in the quarter ended June 30, 2004, as compared to 21.3 percent in the quarter ended June 30, 2003. Our first quarter fiscal 2005 results include approximately $1.5 million of research and development spending at ASI and $1.2 million in charges associated with new product introductions. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales.

     Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses increased 7.8 percent to $19.0 million for the quarter ended June 30, 2004, as compared to $17.6 million for the quarter ended June 30, 2003. As a percent of net sales, SG&A expenses decreased to 13.5 percent for the quarter ended June 30, 2004 compared to 38.9 percent for the quarter ended June 30, 2003. The increase on an absolute dollar basis for the quarter ended June 30, 2004 as compared to the same quarter in the prior year resulted from higher spending at ASI. The decrease in SG&A as a percentage of net sales was due to the greater increase in net sales than the increase in SG&A expenses during the quarter ended June 30, 2004.

     Amortization of Acquired Intangible Assets. Amortization expenses relating to acquired intangible assets were $5.1 million or 3.6 percent of net sales for the quarter ended June 30, 2004, and $4.8 million or 10.6 percent of net sales for the quarter ended June 30, 2003. The increase in amortization expense in the first quarter of fiscal 2005 is primarily due to exchange rate fluctuations.

     Restructuring Charges. The following table summarizes the activities in our restructuring accrual during the quarter ended June 30, 2004 (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(381)	(418)

Balance, June 30, 2004	$33	$2,022	$2,055

We incurred restructuring charges of $0.2 million during the quarter ended June 30, 2004, consisting primarily of severance costs from a previously announced reduction in workforce in fiscal 2004. We anticipate additional restructuring charges during the second and third quarters of fiscal 2005 as we complete the workforce reductions, facility consolidations and outsourcing of manufacturing in Japan. We expect to utilize the remaining balance, primarily unused leased facilities, over the following two fiscal years. All remaining accrual balances are expected to be settled in cash.

     Asset Impairment Charges. We completed the sale of land in Fremont, California, in the fiscal year ended March 31, 2004. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004, we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time.

     Interest Income. Interest income was $0.3 million for the quarter ended June 30, 2004, as compared to $0.2 million for the quarter ended June 30, 2003, primarily due to higher average cash and investment balances, offset by lower average interest rates.

     Interest Expense. Interest expense was $1.6 million for the quarter ended June 30, 2004, as compared to $1.8 million for the quarter ended June 30, 2003, primarily due to a reduction in outstanding debt balances.

     Other Income. Other income increased to $0.7 million for the quarter ended June 30, 2004, as compared to $0.6 million for the quarter ended June 30, 2003, primarily due to an increase in royalty income.

     Benefit from Income Taxes. We recorded a benefit from income taxes of $0.3 million for the quarter ended June 30, 2004, or approximately 22.0 percent of our loss before income taxes and minority interest. The tax benefit is primarily due to $1.7 million amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by $1.4 million of tax provisions in international subsidiaries, primarily Japan. We recorded a benefit for income taxes of $1.4 million for the quarter ended June 30, 2003, representing an annual effective income tax rate of 3.5 percent. In fiscal 2003 we established a full valuation allowance for our domestic net deferred tax assets. Deferred tax assets are recognized to the extent realizable related to our Japanese operations. We recognized a tax benefit in the three months ended June 30, 2004 as we expect to have net income in Japan for the 12-month period ended March 31, 2005.

     Minority Interest. Minority interest for the first quarter of fiscal 2005 and 2004 was $0.3 million and $1.0 million, respectively. The amount for minority interest represents 49 percent interest in our joint venture, Shinko ASI.

   Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. As of June 30, 2004, we had approximately $122.6 million in cash, cash equivalents and short-term investments, $132.0 million in working capital and $90.4 million in long-term debt and capital leases, net of current portion.

     Operating activities. Net cash provided by operating activities was $3.9 million in the quarter ended June 30, 2004, primarily resulting from increase of $56.2 million in accounts payable, accrued and other liabilities and deferred revenue and non-cash charges for depreciation and amortization of $7.0 million, partially offset by a $29.4 million increase in accounts receivable, a $24.7 million increase in inventories to support future growth and our net loss of $0.9 million. Days sales outstanding declined at June 30, 2004 to 113 days from 140 days at June 30, 2003. Inventory turns on an annualized basis increased to 10.9 turns at June 30, 2004 from 8.2 turns at June 30, 2003.

     Net cash used in operating activities was $21.2 million in the quarter ended June 30, 2003, primarily consisted of our $37.4 million net loss and reductions in payables, accrued liabilities and deferred revenue of $5.3 million. These uses of cash were partially offset by non-cash charges of $7.4 million for depreciation and amortization, $6.9 million for impairment in our land held for sale, as well as reductions in accounts receivable of $6.0 million and inventory of $4.8 million. The reductions in the current asset and liability accounts reflect our lower sales volume compared with the immediately preceding quarter.

     Investing activities. Net cash used in investing activities was $10.6 million in the quarter ended June 30, 2004, due to $11.6 million in purchases of short-term investments and $0.9 million in purchases of property and equipment, partially offset by $1.9 million in proceeds from the release of restricted cash and cash equivalents.

     Net cash used in investing activities was $2.5 million in the quarter ended June 30, 2003, due to $1.2 million in purchases of property and equipment and net cash of $1.2 million used in ASI’s acquisition of Shinko Technologies, Inc., the American subsidiary of Shinko.

     Financing activities. Net cash provided by financing activities was $0.3 million for the quarter ended June 30, 2004, due to $1.8 million in proceeds from the issuance of common stock under our employee stock programs, partially offset by pay downs against borrowings.

     Net cash provided by financing activities was $2.9 million for the quarter ended June 30, 2003, due to net loan proceeds of approximately $2.0 million for borrowings in Asyst Japan, Inc. and $0.9 million from issuance of common stock under our employee stock programs.

     We had $17.0 million and $18.2 million at June 30, 2004 and March 31, 2004, respectively, of short-term debt issued by banks in Japan. As of June 30, 2004, the interest rate ranged from 1.4 percent to 3.0 percent. Interest rates ranged from 1.4 percent to 3.0 percent at March 31, 2004. Substantially all of the debt is guaranteed by Asyst in the United States.

     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization, are included in other assets. Issuance costs are being amortized over 84 months and are being charged to other income (expense), net.

     We had $6.4 million and $7.1 million of secured straight bonds from a bank in Japan at June 30, 2004 and March 31, 2004, respectively. The bonds bore interest at rates ranging from 1.4 percent to 3.0 percent as of June 30, 2004 and 1.4 percent to 3.0 percent as of March 31, 2004 and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

     As at June 30, 2004, we had available to us, a $25 million two-year revolving credit agreement with a commercial bank, as amended during the first quarter of fiscal year 2005. The amended agreement requires maintenance of compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items) and a requirement that we maintain with the bank during the term of the credit agreement a minimum balance of $5.0 million of cash and cash equivalents. In addition, the amended agreement was extended through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowing under the credit facility and reduced certain fees and interest charges applicable to borrowing under the credit line. The specific amount of the credit line available at any time, however, may change based on the amount of current receivables we have outstanding. The credit line was fully paid down during the quarter ended December 31, 2003. As of the quarter ended June 30, 2004, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.

     We may be unable to meet certain financial covenants contained in the credit agreement with the bank in subsequent quarters. As such, no assurance can be made that the bank will grant waivers and amend the covenants, or that the bank won’t terminate the agreement, preclude further borrowings or require repayment of the outstanding borrowings, if any.

     In September 2003, ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately $27.9 million at the exchange rate as of June 30, 2004. As of June 30, 2004 and March 31, 2004, ASI had outstanding borrowings of $4.6 million and $4.7 million, respectively that is recorded in short-term debt. Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. We were in compliance with the loan covenants at June 30, 2004 and at March 31, 2004.

     Continued operating losses may constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable. However, we believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through June 30, 2005.

     At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and we may seek to raise these additional funds through public or private debt or equity financings or the sale of assets. These financings may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business.

Recent Accounting Pronouncements

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our consolidated results of operations.

     In July 2004, the EITF issued a draft abstract, EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addressed the issue of when the dilutive effect of contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share. The draft abstract reflects the Task Force’s tentative conclusion that Co-Cos should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The tentative conclusion reached by the Task Force will not be finalized until it is ratified by the Financial Accounting Standards Board, which is expected to be in September 2004.

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

     Net sales of Automated Material Handling Systems, or AMHS, accounted for approximately 56.0 percent of our net sales for the fiscal year ended March 31, 2004 and 47.9 percent of our net sales for the quarter ended June 30, 2004, and are expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, Asyst Shinko, Inc., or ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we hold majority ownership of ASI, certain major operational decisions require the approval and support of our joint venture partner, Shinko Electric Co., Ltd., or Shinko, and the future success of ASI depends in significant part on the strength of our relationship with Shinko and ability to coordinate improvements in ASI’s operating and business process with Shinko. Other than a right of first refusal if Shinko is proposing to sell some or all of its stake in ASI, or in certain instances constituting a material default by Shinko, we have no mechanism to acquire the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, or the shares were otherwise available to us for purchase by right of first refusal, we may not have sufficient funds available to facilitate such acquisition or may not elect to purchase the shares. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively ASI in Japan could harm our business.

     Orders for AMHS are relatively large, often exceeding $20 million for a given project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacture and installation of these systems at our customers’ manufacturing facilities can take up to six months. We recognize revenue and costs for AMHS based on percentage of completion because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for our Japanese AMHS customers require payment to be made six months after customer acceptance of the installation. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital, prior to our receipt of customer payments. Further, gross margins on our AMHS sales are lower than those for our other products. If we fail to effectively estimate costs and manage these long-term projects, we could have loss contract exposure and additional gross margin pressure. Our overall financial performance will therefore be impacted by the mix of sales between AMHS and other products and our ability to manage AMHS projects in a given period.

If we are unable to increase our sales of AMHS to FPD manufacturers, or if the FPD industry enters a cyclical downturn, our growth prospects could be negatively impacted.

     In recent quarters, ASI has begun to sell AMHS to flat panel display, or FPD, manufacturers. While we believe that sales to the FPD industry present a significant opportunity for growth, the size of this market opportunity depends in large part on capital expenditures by FPD manufacturers. The market for FPD products is highly cyclical and has experienced periods of oversupply, resulting in unpredictable demand for manufacturing and automation equipment. If the FPD market enters into a cyclical downturn, demand for AMHS by the FPD market may be significantly reduced, impacting our growth prospects.

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

Most of our manufacturing is outsourced and we rely on a single contract manufacturer for much of our product manufacturing, which could disrupt the availability of our products and adversely affect our gross margins.

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

     Our outsourcing agreement with Solectron includes commitments from Solectron to adjust, up and down, manufacturing volume based on updates to our forecast demand. However, Solectron may be unable to meet these commitments and, even if it can, may be unable to react efficiently to rapid fluctuations in demand. If our agreement with Solectron terminates, or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for most of our products in a timely manner. If our agreement with Solectron terminates, we may be unable to find another suitable outsource manufacturer.

     Any delays in meeting customer demand or quality problems resulting from product manufactured at an outsourced location such as Solectron could result in lost or reduced future sales to key customers and could have a material negative impact on our net sales, gross profits and results of operations.

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

     We have a significant amount of outstanding indebtedness. At June 30, 2004, our long-term debt was $90.4 million, and our short-term debt was $19.7 million, for an aggregate of $110.1 million. This includes $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004. ASI entered into a short-term facility with a Japanese bank under which it may borrow up to approximately $27.9 million, of which $4.6 million is currently outstanding. We have also guaranteed the loans of our wholly owned Japanese subsidiary, Asyst Japan, Inc., or AJI, which loans currently total approximately $18.8 million as of June 30, 2004.

     Our $25 million two-year revolving credit agreement with a commercial bank, as amended during the first quarter of fiscal year 2005, requires us to maintain compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items) and a requirement that we maintain with the bank during the term of the credit agreement a minimum balance of $5.0 million of cash and cash equivalents. The specific amount of the credit line available at any time, however, may change based on the amount of current receivables we have outstanding. The covenants contained in our credit agreement with the bank also restrict our ability to take certain actions, including our ability to:

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

     The credit line has been fully paid down since the quarter ended December 31, 2003. As of the quarter ended December 31, 2003, we were not in compliance with certain of these financial covenants. However, we obtained a waiver of compliance from the bank for these certain covenants. As of June 30, 2004, there were no amounts outstanding under the line of credit and we were in compliance with the financial covenants. We entered into an agreement with the bank, effective as of May 15, 2004, to amend and restate the terms of our existing credit agreement which extended its term through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowings under the credit facility and reduced certain fees and interest charges applicable to borrowings under the credit line. While we have experienced improvements in our financial results in the quarter ended June 30, 2004, we cannot assure you that we will meet the financial covenants contained in our credit agreement with the bank in subsequent quarters. Specifically, we may be unable to meet the maximum loss covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assure you that the bank will grant waivers and amend the covenants, or that the bank won’t terminate the agreement, preclude further borrowings or require us to repay the outstanding borrowings.

     Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. Additionally, upon an event of default, the Japanese banks may call the loans outstanding at AJI, requiring immediate repayment, which we have guaranteed.

     As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

We may need additional financing in the future to meet our capital needs; if we do need to secure financing, it may not be available on favorable terms.

     We recently raised capital by issuing 6.9 million shares of our common stock in a public offering in November 2003; however, our operations are currently consuming cash and are expected to continue to do so for the next few quarters. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

If our fully integrated tool front-end solutions are not widely accepted, our growth prospects could be negatively impacted.

     The decision by OEMs to adopt our tool front-end, or portal, solutions for a large product line involves significant organizational, technological and financial commitments by the OEMs. OEMs expect the portal solutions to meet stringent design, reliability and delivery specifications. If we fail to satisfy these expectations, whether based on limited or expanded sales levels, OEMs will not adopt our portal solutions. We cannot ensure that these tools will be widely accepted in the marketplace, that additional OEMs will adopt them, or that our products will command pricing sufficient to achieve and maintain profitability. We have invested significant time and expense in the development of Spartan, our next generation portal offering specifically designed for the 300mm market. While we believe Spartan may improve our competitive position and gross margins in the 300mm industry, if the market acceptance of Spartan is less than we have forecast, or if the timing of this acceptance is delayed, our financial performance could be impacted. Further, because Spartan is early in its production life, its manufacturing costs may be higher (and resulting margins may be lower) in the early stage of new product introduction. Notwithstanding our solutions, OEMs may purchase components to assemble or invest in the development of their own comparable portals. If our solutions are not adopted by OEMs, our prospects will be negatively impacted and we may not be able to achieve profitability.

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

     Semiconductor equipment and processes are subject to rapid technological changes. The development of more complex semiconductors has driven the need for new facilities, equipment and processes to produce these devices at an acceptable cost. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products in a timely manner. We often require long lead times for development of our products, which requires us to expend significant management effort and to incur material development costs and other expenses. During development periods we may not realize corresponding revenue in the same period, or at all. We may not succeed with our product development efforts and we may not respond effectively to technological change, which could have a negative impact on our financial condition and results of operations. The impact could include charges to operating expense, cost overruns on large projects or the loss of future revenue opportunities.

We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the intellectual property rights of others.

     We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to take reasonable steps to protect our patent rights, we cannot assure you that our patents and other intellectual property rights will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others. In addition, enforcement of our rights could impose significant expense and result in an uncertain or non-cost-effective determination or confirmation of our rights.

     Intellectual property rights are uncertain and involve complex legal and factual questions. We may infringe the intellectual property rights of others, which could result in significant liability for us. If we do infringe the intellectual property rights of others, we could be forced to either to seek a license to intellectual property rights of others or alter our products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical, could detract from the value of our product, or could delay our ability to meet customer demands or opportunities.

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

     We have made and may continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, has in the past presented and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations, or we could decide to divest or discontinue existing or recently acquired assets or operations. For example, in fiscal 2003, we decided to discontinue operations of our SemiFab and AMP subsidiaries, both of which we had acquired in February 2001, as these subsidiaries were generating significant operating losses and not considered critical to our long-term strategy. These subsidiaries were sold at the end of fiscal 2003 at a substantial loss. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to mange our acquisitions or divestitures successfully.

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

     Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our Chief Financial Officer joined us in October 2003, but recently announced his resignation (to be effective in August 2004), and our Senior Vice President of Worldwide Manufacturing Operations joined us in May 2004. Our future success will depend to a significant extent on the ability of our management team to work effectively together. There can be no assurance that our management team will be able to integrate and work together effectively.

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

     Our industry began experiencing a significant downturn in 2000 due to decreased worldwide demand for semiconductors. During this downturn, most of our customers reduced capital expenditures, which adversely impacted our business. Excluding sales of ASI, which was acquired during the third quarter of fiscal 2003, our net sales declined sequentially in the third and fourth quarter of fiscal 2003 and again in the first quarter of fiscal 2004. Although our net sales have increased over the last four quarters, we cannot assure you that our sales will recover sufficiently for us to return to profitability in the near future. As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development and engineering that are necessary to maintain our competitive position, which could seriously harm our long-term business prospects.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in our exposure to interest rate and foreign currency risks since March 27, 2004, the end of our preceding fiscal year.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2004, the fair market value of these investments would decline by an immaterial amount. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10.0 percent from the level at June 30, 2004, our results of operations may improve or deteriorate in the range of $5.0 to $6.0 million. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

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

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Office, or CEO, and our Chief Financial Officer, or CFO, are responsible for establishing and maintaining our Disclosure Controls. Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls as of June 30, 2004, have concluded that our Disclosure Controls are effective to provide reasonable assurances that our Disclosure Controls will meet their defined objectives.

     Changes in Internal Controls. As previously reported in our Form 10-K filed for fiscal 2004, during the fourth quarter of fiscal 2004, we instituted procedural changes in our Internal Controls intended to improve the timing and accuracy of reconciliation of certain accounts. During the first quarter of fiscal 2005, we continued to implement these procedural changes. However, we identified no additional change in our Internal Controls that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

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

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of June 30, 2004.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.
4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.
10.44	Employment Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.
10.45	Change-in-Control Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.
10.46	Severance Agreement and Release of All Claims between the Company and Frederick Tiso, dated May 19, 2004.
10.47	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a).
32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b).

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities and Exchange Commission on July 19, 1993, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 1999, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.

(b) Reports on Form 8-K.

     On May 11, 2004, we furnished a Current Report on Form 8-K under Item 12 reporting our financial results for our fourth fiscal quarter ended March 27, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: August 5, 2004	By:	/s/ DAVID L. WHITE

David L. White
Senior Vice President and
Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting and financial officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.
3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.
4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.
4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.
4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.
4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.
4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.
10.44	Employment Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.
10.45	Change-in-Control Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.
10.46	Severance Agreement and Release of All Claims between the Company and Frederick Tiso, dated May 19, 2004.
10.47	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a).
32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b).

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities and Exchange Commission on July 19, 1993, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 1999, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.