Form 10-Q/A
period 2004-06-26
ASYST TECHNOLOGIES INC /CA/
filed 2004-12-30
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

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

Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares of the registrant’s Common Stock, no par value, outstanding as of December 15, 2004 was 47,577,986.

EXPLANATORY NOTE

     This Amendment No. 1 to our fiscal first quarter Form 10-Q originally filed on August 5, 2004, amends the following items: Part I, Item 1, Financial Statements; Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4, Controls and Procedures, and Part II, Item 6, Exhibits and Reports on Form 8-K, for the following purposes:

•	to restate our Condensed Consolidated Financial Statements as of June 26, 2004; see Note 2 to the Restated Condensed Consolidated Financial Statements contained in this Form 10-Q/A for a detailed statement of information “as reported” and “as restated” for the fiscal first quarter.

•	to amend Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement;

•	to amend Item 4 to reflect the matters discussed above; and

•	to amend Item 6 solely to include new certifications by the Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

     Pursuant to Securities and Exchange Commission, or SEC, Rule 12b-15, this Quarterly Report on Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended. This Form 10-Q/A also includes other items that are not amended.

     In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q on August 5, 2004, or modify or update the disclosures presented in that original Form 10-Q, except to reflect the revisions as described above.

     We filed a Form 12b-25 with the SEC on November 4, 2004, to report that the filing of our Form 10-Q for our second fiscal quarter would be delayed because Asyst Shinko, Inc. (ASI), our 51%-owned joint venture company in Japan, was not able to close its books in a timely manner. In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in this Form 10-Q/A for our fiscal first quarter ended June 26, 2004, that we have filed on the date we filed the second fiscal quarter Form 10-Q. Additionally, we made adjustments to the fiscal first quarter results reported for Asyst Technologies, Inc. (ATI), our base business.

     The restatement corrects accounting errors at ASI that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results are to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million; and

•	increase consolidated net loss per share from $0.02 to $0.05.

     Accordingly, the financial statements or information for the first fiscal quarter included in our Form 10-Q filed on August 5, 2004, or included in announcements prior to our press release dated December 20, 2004, should not be relied upon. This Form 10-Q/A should be read in conjunction with our Form 10-Q for our second fiscal quarter filed on the same date this report has been filed, and in conjunction with our Forms 8-K filed or furnished after August 5, 2004.

     The term (Restated) refers to the first fiscal quarter ended June 30, 2004 throughout the document.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (Restated)

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30,	March 31,
	2004	2004
	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,157	$112,907
Restricted cash and cash equivalents	—	1,904
Short-term investments	16,420	4,953
Accounts receivable, net of allowance for doubtful accounts of $4,869 and $4,608 at June 30, 2004 and March 31, 2004, respectively	88,226	74,139
Unbilled receivables	87,226	73,800
Inventories	49,458	27,694
Prepaid expenses and other current assets	18,477	14,276

Total current assets	365,964	309,673

Property and equipment, net	21,485	22,868
Goodwill	70,893	71,973
Intangible assets, net	59,398	65,778
Other assets	3,401	3,317

Total assets	$521,141	$473,609

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$17,002	$18,161
Current portion of long-term debt and capital leases	2,708	2,775
Accounts payable	125,019	92,716
Accounts payable – related party	20,800	17,194
Accrued liabilities and other	63,871	48,571
Deferred revenue	7,006	2,683

Total current liabilities	236,406	182,100

LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	90,382	91,074
Deferred tax liability	18,552	20,704
Other long-term liabilities	12,196	12,826

Total long-term liabilities	121,130	124,604

COMMITMENTS AND CONTINGENCIES (see Note 11)
MINORITY INTEREST	61,465	63,796

SHAREHOLDERS’ EQUITY:
Common stock	447,931	445,981
Deferred stock-based compensation	(2,394)	(2,619)
Accumulated deficit	(350,983)	(348,697)
Accumulated other comprehensive income	7,586	8,444

Total shareholders’ equity	102,140	103,109

Total liabilities, minority interest and shareholders’ equity	$521,141	$473,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2004	2003
	(As Restated)
NET SALES	$139,425	$45,268
COST OF SALES	110,361	40,824

Gross profit	29,064	4,444

OPERATING EXPENSES:
Research and development	9,679	9,624
Selling, general and administrative	18,819	17,605
Amortization of acquired intangible assets	5,052	4,785
Restructuring and other charges	219	4,363
Asset impairment charges	—	6,853

Total operating expenses	33,769	43,230

Loss from operations	(4,705)	(38,786)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	337	248
Interest expense	(1,627)	(1,791)
Other income, net	734	618

Interest and other expense, net	(556)	(925)

Loss before benefit from income taxes and minority interest	(5,261)	(39,711)
BENEFIT FROM INCOME TAXES	1,654	1,380
MINORITY INTEREST	1,321	955

NET LOSS	$(2,286)	$(37,376)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.05)	$(0.97)

SHARES USED IN THE PER SHARE CALCULATION – Basic and Diluted	47,179	38,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	June 30,
	2004	2003
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,286)	$(37,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,041	7,441
Asset impairment charges	—	6,853
Minority interest in net loss in consolidated subsidiary	(1,321)	(955)
Stock-based compensation	418	595
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(29,567)	5,969
Inventories	(22,473)	4,848
Prepaid expenses and other assets	(4,589)	(3,297)
Accounts payable, accrued and other liabilities and deferred revenue	56,655	(5,281)

Net cash provided by (used in) operating activities	3,878	(21,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(11,624)	—
Release (purchase) of restricted cash and cash equivalents	1,904	(90)
Purchases of property and equipment	(856)	(1,239)
Net cash used in acquisitions	—	(1,165)

Net cash used in investing activities	(10,576)	(2,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit	(727)	—
Net proceeds from (payment of) short-term loans	(711)	2,013
Proceeds from issuance of common stock	1,757	857

Net cash provided by financing activities	319	2,870

Effect of exchange rate changes on cash and cash equivalents	(371)	(2,271)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,750)	(23,098)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,907	96,214

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,157	$73,116

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

2. RESTATEMENT OF FINANCIAL STATEMENTS AND RELATED MATTERS

     Background. In a press release issued November 3, 2004, and Form 12b-25 filed on November 4, 2004, we announced that we would not timely file the Form 10-Q for our fiscal second quarter ending September 25, 2004, because:

•	As a result of a conversion in the fiscal first quarter to a new ERP information system within ASI, ASI was unable to provide timely reconciliation and reporting of inventory and cost information, which prevented us from completing our consolidated financial closing process for the fiscal second quarter on a timely basis.

•	ASI was in a contract dispute with a customer relating to three contracts for a large flat panel display project. The dispute concerned allegations that ASI and a customer employee had an arrangement by which competitive information was shared, and an agreement was made, allegedly, for a future payment of money to the customer employee.

     This customer has since reaffirmed the flat panel display contracts with ASI, and has paid all amounts currently due under the three contracts to ASI. The three contracts had an aggregate original value of $137.0 million at the time the contracts were signed. In conjunction with reaffirming the three contracts, certain terms were renegotiated, including an aggregate price reduction to the customer of approximately $7.0 million under the three contracts at the exchange rate as of September 30, 2004.

     Audit Committee Investigation. Upon notification by Asyst management of the customer dispute referred to above, the Audit Committee of our Board of Directors promptly initiated an independent legal and forensic investigation of this matter in October 2004, which has been completed. The Audit Committee concluded that Asyst management had prevented the payment to the customer employee, no evidence of other improper payments was discovered, and Asyst management was not involved in the improper conduct.

     Closing Process and Restatement. Asyst believes that the ERP system conversion issues that led to inventory reconciliation difficulties at ASI have been addressed and that the system will support the timely preparation and submission of its consolidated financial statements in future reporting periods.

     However, in the process of closing ASI’s books, we identified material accounting errors in ASI’s first fiscal quarter results, which led to our determination to restate those results in this Form 10-Q/A filed on the same date that we have filed our Form 10-Q for our second fiscal quarter. Additionally, we made adjustments to our first fiscal quarter results reported for ATI, our base business.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Summary of Restatement. All applicable financial information contained in these financial statements gives effect to the restatement described above. Accordingly, the financial statements or information for the first fiscal quarter included in our Form 10-Q filed on August 5, 2004, or included in announcements prior to our press release dated December 20, 2004, should not be relied upon.

     The restatement corrects accounting errors at ASI that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results are to:

•	reduce net consolidated sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million; and

•	increase consolidated net loss per share from $0.02 to $0.05.

     Nasdaq Notification. We previously announced that Asyst received a letter from the Nasdaq Listing Qualifications Department indicating that, because of our delay in timely filing our Quarterly Report on Form 10-Q for our second fiscal quarter ended September 25, 2004, Asyst is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, Asyst’s common shares are subject to delisting from the Nasdaq National Market, and the trading symbol for Asyst’s common stock was changed from “ASYT” to “ASYTE” at the opening of business on November 18, 2004.

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to the Form 10-Q for the second fiscal quarter. The panel took no action on that date, and the matter remains open. Although we are hopeful that the panel will accept our submission and our filing of this report and the second fiscal quarter Form 10-Q in December 2004 as a basis to continue the listing of our common stock on the Nasdaq National Market, we cannot predict the panel’s decision. If we are delisted, it could severely impact our ability to raise future capital and may have an adverse impact on our overall future liquidity.

     Material Weaknesses. In connection with the matters described above, our company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constituted a material weakness in our internal control over financial reporting as of June 30, 2004:

•	inability to provide timely reconciliation and reporting of inventory and cost information at ASI as a result of conversion to a new ERP system, which in turn prevented us from completing our consolidated financial closing process for the fiscal second quarter on a timely basis,

•	internal information from ASI indicating that an improper payment was offered by ASI to a customer employee, which in turn created a risk that the customer in the dispute referenced above could claim a right to cancel the contracts, and

•	accounting errors at ASI and ATI that led to the restatement of our fiscal first quarter results, primarily relating to errors at ASI that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjustments to ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation.

     Under the Public Company Accounting Oversight Board Accounting Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     We intend to strengthen our controls over financial reporting to address the above noted material weaknesses, including strengthening timely reviews and analysis of operations and financial results, and plan to increase the level of staffing in critical functional areas, including cost accounting and internal audit.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The following tables present amounts from the condensed consolidated balance sheet and the condensed consolidated statement of operations for the three months ended June 30, 2004 as previously reported and as restated (in thousands, except per share data):

	June 30,	June 30,
	2004	2004
	(As Reported)	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,157	$106,157
Restricted cash and cash equivalents	—	—
Short-term investments	16,420	16,420
Accounts receivable, net of allowance for doubtful accounts of $4,869 and $4,608 at June 30, 2004 and March 31, 2004, respectively	88,226	88,226
Unbilled receivables	87,045	87,226
Inventories	51,703	49,458
Prepaid expenses and other current assets	18,442	18,477

Total current assets	367,993	365,964

Property and equipment, net	21,485	21,485
Goodwill	70,893	70,893
Intangible assets, net	59,398	59,398
Other assets	3,401	3,401

Total assets	$523,170	$521,141

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$17,002	$17,002
Current portion of long-term debt and capital leases	2,708	2,708
Accounts payable	124,691	125,019
Accounts payable – related party	20,800	20,800
Accrued liabilities and other	65,439	63,871
Deferred revenue	5,320	7,006

Total current liabilities	235,960	236,406

LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	90,382	90,382
Deferred tax liability	18,452	18,552
Other long-term liabilities	12,196	12,196

Total long-term liabilities	121,030	121,130

COMMITMENTS AND CONTINGENCIES (see Note 11)
MINORITY INTEREST	62,523	61,465

SHAREHOLDERS’ EQUITY:
Common stock	447,931	447,931
Deferred stock-based compensation	(2,272)	(2,394)
Accumulated deficit	(349,631)	(350,983)
Accumulated other comprehensive income	7,629	7,586

Total shareholders’ equity	103,657	102,140

Total liabilities, minority interest and shareholders’ equity	$523,170	$521,141

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2004
	(As Reported)	(As Restated)
NET SALES	$140,937	$139,425
COST OF SALES	108,043	110,361

Gross profit	32,894	29,064

OPERATING EXPENSES:
Research and development	9,679	9,679
Selling, general and administrative	18,976	18,819
Amortization of acquired intangible assets	5,052	5,052
Restructuring and other charges	219	219
Asset impairment charges	—	—

Total operating expenses	33,926	33,769

Loss from operations	(1,032)	(4,705)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	337	337
Interest expense	(1,627)	(1,627)
Other income, net	734	734

Interest and other expense, net	(556)	(556)

Loss before benefit from income taxes and minority interest	(1,588)	(5,261)
BENEFIT FROM INCOME TAXES	349	1,654
MINORITY INTEREST	305	1,321

NET LOSS	$(934)	$(2,286)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.05)

SHARES USED IN THE PER SHARE CALCULATION – Basic and Diluted	47,179	47,179

3. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals except for adjustment as described in Note 2) which we consider necessary for the fair presentation of the results of operations for the interim periods covered, and of our financial condition at the date of the interim balance sheet. Certain information and footnote disclosures included in the financial statements, prepared in accordance with generally accepted accounting principles, have been omitted in these interim statements, as allowed by such Securities and Exchange Commission, or SEC, rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. All significant intercompany accounts and transactions have been eliminated. Minority shareholder’s interest represents the minority shareholder’s proportionate share of the net assets and results of operations of ASI, our majority-owned joint venture and our majority-owned subsidiary, Asyst Japan, Inc., or AJI. Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentations. We close our books on the last Saturday of each quarter and thus the actual dates of the quarter-end, June 26, 2004 and June 28, 2003 are different from the month-end dates used for reference throughout this Form 10-Q/A report. This presentation is for convenience purposes. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2004 included in our Annual Report on Form 10-K.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recent Accounting Pronouncements

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard, or SFAS, No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our consolidated results of operations.

Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents at March 31, 2004 primarily represents amounts that were restricted as to their use in accordance with Japanese debt agreements. This was no longer a requirement at June 30, 2004 as the related debt was repaid.

Inventories (Restated)

     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2004	2004
	(As
	Restated)
Raw materials	$21,183	$16,241
Work-in-process and finished goods	28,275	11,453

Total	$49,458	$27,694

     During the fiscal year ended March 31, 2003, we began to transition substantially all of our U.S. manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20.0 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. As of June 30, 2004, our best estimate of the inventory expenses for our obligation to repurchase inventory at Solectron has been reserved. As of June 30, 2004, we have total inventory reserves of approximately $13.9 million of which $4.6 million is for our obligation to repurchase inventory at Solectron.

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

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2005 and for the following fiscal years, is as follows (in thousands):

Fiscal Years:
Remainder of 2005	$15,788
2006	19,330
2007	14,027
2008	8,248
2009 and beyond	2,005

Total	$59,398

Goodwill

     Goodwill balances were as follows (in thousands):

	June 30,	March 31,
	2004	2004
Carrying amount of goodwill	$70,893	$71,973

     The changes in the carrying amount of goodwill for the quarter ended June 30, 2004 are as follows (in thousands):

	Fab Automation	AMHS	Total
Balance at March 31, 2004	$4,750	$67,223	$71,973
Foreign currency translation	—	(1,080)	(1,080)

Balance at June 30, 2004	$4,750	$66,143	$70,893

Warranty Reserve (Restated)

     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty reserve (in thousands):

	Three Months Ended
	June 30,
	2004	2003
	(As
	Restated)
Balance at beginning of period	$8,185	$7,561
Accruals for warranties issued during the period	2,569	406
Settlements made (in cash or in kind)	(1,376)	(1,148)
Foreign currency translation	(56)	—

Balance at end of period	$9,322	$6,819

     The warranty reserve balance at the end of the period is reflected in accrued liabilities and other.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Contract Loss Reserve (Restated)

     We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We had a loss reserve of approximately $5.1 million and $4.8 million at June 30, 2004 and March 31, 2004, respectively. The balance at June 30, 2004 primarily relates to four AMHS contracts entered into by ASI and one contract entered into by ATI during the fiscal year ended March 31, 2004 and one contract entered into by ASI during the quarter ended June 30, 2004.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Comprehensive Loss (Restated)

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

	Three Months Ended
	June 30,
	2004	2003
	(As
	Restated)
Net loss, as reported	$(2,286)	$(37,376)
Foreign currency translation adjustments	(758)	(1,041)
Unrealized losses on investments	(100)	—

Comprehensive loss	$(3,144)	$(38,417)

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

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share reported in the statement of operations, nor in the table presented in the Stock-Based Compensation section below, as to do so would be anti-dilutive (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Restricted stock	67	53
Stock options	8,643	10,003
Convertible notes	5,682	5,682

Total	14,392	15,738

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock-Based Compensation (Restated)

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

	Three Months Ended
	June 30,
	2004	2003
	(As
	Restated)
Net loss — as reported	$(2,286)	$(37,376)
Add: employee stock-based compensation expense included in reported net loss, net of tax	325	426
Less: total employee stock-based compensation expense determined under fair value, net of tax	(2,753)	(4,253)

As adjusted net loss	$(4,714)	$(41,203)

Basic and diluted net loss per share — As reported	$(0.05)	$(0.97)

Basic and diluted net loss per share — As adjusted	$(0.10)	$(1.07)

Shares used in computing As Reported and As Adjusted net loss per share	47,179	38,475

4. RESTRUCTURING CHARGES

     Restructuring charges and related utilization for the quarter ended June 30, 2004 were (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(381)	(418)

Balance, June 30, 2004	$33	$2,022	$2,055

     We incurred restructuring charges of $0.2 million and $4.4 million during the quarters ended June 30, 2004 and 2003, respectively, consisting primarily of costs resulting from a reduction in workforce in April 2003 and future lease obligations on vacated facilities in excess of estimated future sublease proceeds. As a result of these restructuring activities, we terminated the employment of approximately 245 employees, including 129 in manufacturing, 34 in research and development and 82 in selling, general and administration, from our U.S. operations as well as international operations.

5. ASSET IMPAIRMENT CHARGES

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

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. INCOME TAXES (Restated)

     We recorded a benefit from income taxes of $1.7 million for the quarter ended June 30, 2004, or approximately 31.4 percent of our loss before income taxes and minority interest. The tax benefit is primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $1.6 million. In addition, $0.3 million of tax benefits related to losses at ASI and a provision of $0.2 million for other international subsidiaries were recorded for the quarter ended June 30, 2004. We recorded a benefit for income taxes of $1.4 million for the quarter ended June 30, 2003, representing an effective income tax rate of 3.5 percent. In fiscal 2003, we established a full valuation allowance for our domestic net deferred tax assets. Deferred tax assets are recognized to the extent realizable and relate to our Japanese operations.

7. REPORTABLE SEGMENTS (Restated)

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

     Segment information for the three months ended June 30, 2004 and 2003 is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2004	2003
	(As Restated)
Fab Automation Products:
Net sales	$71,755	$23,468

Income (loss) from operations	$2,153	$(35,225)

AMHS:
Net sales	$67,670	$21,800

Loss from operations	$(6,858)	$(3,561)

Consolidated:
Net sales	$139,425	$45,268

Loss from operations	$(4,705)	$(38,786)

	June 30,	March 31,
	2004	2004
	(Restated)
Fab Automation Products:
Total assets	$226,021	$205,002

AMHS:
Total assets	$295,120	$268,607

Consolidated:
Total assets	$521,141	$473,609

     We acquired 51.0 percent of ASI on October 16, 2002. Operating segment data includes results from ASI for the period from the effective date of the acquisition. Total operating loss is equal to consolidated loss from operations for the periods presented. We do not allocate other income (expense), net to individual segments.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. DEBT

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

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

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

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. RELATED PARTY TRANSACTIONS

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

11. COMMITMENTS AND CONTINGENCIES

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

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

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

Restatement of Financial Statements and Related Matters

     Background. In a press release issued November 3, 2004, and Form 12b-25 filed on November 4, 2004, we announced that we would not timely file the Form 10-Q for our fiscal second quarter ending September 25, 2004, because:

•	As a result of a conversion in the fiscal first quarter to a new ERP information system within ASI, ASI was unable to provide timely reconciliation and reporting of inventory and cost information, which prevented us from completing our consolidated financial closing process for the fiscal second quarter on a timely basis.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

•	ASI was in a contract dispute with a customer relating to three contracts for a large flat panel display project. The dispute concerned allegations that ASI and a customer employee had an arrangement by which competitive information was shared, and an agreement was made, allegedly, for a future payment of money to the customer employee.

     This customer has since reaffirmed the flat panel display contracts with ASI, and has paid all amounts currently due under the three contracts to ASI. The three contracts had an aggregate original value of $137.0 million at the time the contracts were booked. In conjunction with reaffirming the three contracts, certain terms were renegotiated, including an aggregate price reduction to the customer of approximately $7.0 million under the three contracts at the exchange rate as of September 30, 2004.

     Audit Committee Investigation. Upon notification by Asyst management of the customer dispute referred to above, the Audit Committee of our Board of Directors promptly initiated an independent legal and forensic investigation of this matter in October 2004, which has been completed. The Audit Committee concluded that Asyst management had prevented the payment to the customer employee, no evidence of other improper payments was discovered, and Asyst management was not involved in the improper conduct.

     Closing Process and Restatement. Asyst believes that the ERP system conversion issues that led to inventory reconciliation difficulties at ASI have been addressed and that the system will support the timely preparation and submission of its consolidated financial statements in future reporting periods.

     However, in the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in this Form 10-Q/A filed on the same date that we have filed our Form 10-Q for our fiscal second quarter. Additionally, we made adjustments to the fiscal first quarter results reported for ATI, our base business.

     Summary of Restatement. All applicable financial information contained in these financial statements gives effect to the restatement described above. Accordingly, the financial statements or information for the fiscal first quarter included in our Form 10-Q filed on August 5, 2004, or included in announcements prior to our press release dated December 20, 2004, should not be relied upon.

     The restatement corrects accounting errors at ASI that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results are to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million; and

•	increase consolidated net loss per share from $0.02 to $0.05.

     Nasdaq Notification. We previously announced that Asyst received a letter from the Nasdaq Listing Qualifications Department indicating that, because of our delay in timely filing our Quarterly Report on Form 10-Q for our fiscal second quarter ended September 25, 2004, Asyst is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, Asyst’s common shares are subject to delisting from the Nasdaq National Market, and the trading symbol for Asyst’s common stock was changed from “ASYT” to “ASYTE” at the opening of business on November 18, 2004.

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to the Form 10-Q for the second fiscal quarter. The panel took no action on that date, and the matter remains open. Although we are hopeful that the panel will accept our submission and our filing of this report and the second fiscal quarter Form 10-Q in December 2004 as a basis to continue the listing of our common stock on the Nasdaq National Market, we cannot predict the panel’s decision. If we are delisted, it could severely impact our ability to raise future capital and may have an adverse impact on our overall future liquidity.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

     This Form 10-Q/A for the fiscal first quarter contains information relating to the restatement in the Explanatory Note at the beginning of this report, and Part I, Item 1 “Restated Condensed Consolidated Financial Statements,” and Note 2 to those financial statements, this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements,” and Item 4, “Controls and Procedures.”

     See Part I, Item 4, “Controls and Procedures,” for a discussion of material weaknesses in internal control over financial reporting that relate to the above matters, and management’s remediation plan.

     The following table presents the impact of the adjustment to net loss for the three months ended June 30, 2004 (in thousands, except per share data):

	Three Months Ended June 30, 2004
	As Reported	Adjustment Inc (Dec.)	As Restated
Net sales	$140,937	$(1,512)	$139,425
Cost of sales	108,043	2,318	110,361
Operating expenses	33,926	(157)	33,769
Operating (loss)	(1,032)	(3,673)	(4,705)
Benefit from income taxes	349	1,305	1,654
Minority interest	305	1,016	1,321
Net (loss)	$(934)	$(1,352)	$(2,286)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.05)

  Results of Operations

     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented below:

	Three Months Ended
	June 30,
	2004	2003
	(As Restated)
Fab Automation Products:
Net sales	$71,755	$23,468

Income (loss) from operations	$2,153	$(35,225)

AMHS:
Net sales	$67,670	$21,800

Loss from operations	$(6,858)	$(3,561)

Total:
Net sales	$139,425	$45,268

Loss from operations	$(4,705)	$(38,786)

     Net sales for the first quarter of fiscal 2005 was $139.4 million, an increase of $94.1 million, or 208.0 percent, from net sales of $45.3 million in the first quarter of fiscal 2004. The increase in sales for the first quarter of fiscal 2005 reflects growth across both our Fab Automation and AMHS segments, which experienced increases of $48.3 million and $45.9 million, or 205.8% and 210.4%, respectively.

     The $48.3 million increase in Fab Automation sales compared to the same quarter one year ago was primarily due to increases in revenues for load port and input/output interface products, as well as software connectivity and service revenues. The $45.9 million increase in AMHS sales compared to the same quarter one year ago was primarily driven by a $15.5 million increase in sales to flat panel display manufacturers, predominantly in Korea and China, and a $29.3 million increase in sales to 300mm semiconductor fabs, predominantly in Taiwan and Japan.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

  Comparison of Expenses, Gross Margin, Interest & Other, and Taxes

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated (unaudited):

	Three Months Ended
	June 30,
	2004	2003
	(As Restated)
NET SALES	100.0%	100.0%
COST OF SALES	79.2	90.2

Gross profit	20.8	9.8

OPERATING EXPENSES:
Research and development	6.9	21.3
Selling, general and administrative	13.5	38.9
Amortization of acquired intangible assets	3.6	10.6
Restructuring and other charges	0.2	9.6
Asset impairment charges	—	15.1

Total operating expenses	24.2	95.5

Loss from operations	(3.4)	(85.7)
Other expense, net	(0.4)	(2.0)

Loss before benefit from income taxes and minority interest	(3.8)	(87.7)
BENEFIT FROM INCOME TAXES	1.2	3.0
MINORITY INTEREST	1.0	2.1

NET LOSS	(1.6)%	(82.6)%

  Gross Margin

     Gross profit increased to $29.1 million, or 20.8 percent of net sales, for the quarter ended June 30, 2004, compared to $4.4 million, or 9.8 percent of net sales, for the quarter ended June 30, 2003. The increase is the result of cost reduction efforts attributable to our manufacturing outsourcing activities with Solectron and increase in overall revenue levels year-over-year.

     In the quarter ended June 30, 2004, 300mm products contributed approximately 39.4 percent to our net sales, as compared with 36.6 percent for the quarter ended June 30, 2003. Net sales of 300mm products increased by $38.3 million to $54.8 million in the quarter ended June 30, 2004. We expect 300mm product sales to continue to trend upward, particularly as we expect new 300mm AMHS product installations will commence in fiscal 2005, although quarterly fluctuations are possible. Additionally, 200mm SMIF upgrades or new 200mm fabs may result in significant mix changes. Our 300mm products are very early in their product life cycle and currently have lower margins compared with our 200mm products. Swings in product mix may impact our gross margins on a quarter-over-quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect 300mm gross margins to improve over time. However, because of the anticipated size of the emerging 300mm product market, we face strong competition on price and features for these products from existing and new competitors.

     In the next several quarters, the change in product mix is expected to be primarily driven by our recently announced $120.0 million Generation 6 flat panel display order. Our gross margin will continue to be impacted by future changes in product mix and net sales volumes, as well as market competition.

  Research and Development

     Research and development expenses increased slightly to $9.7 million for the quarter ended June 30, 2004, as compared with $9.6 million for the quarter ended June 30, 2003. As a percentage of net sales, research and development decreased to 6.9 percent of net sales in the quarter ended June 30, 2004, as compared to 21.3 percent in the quarter ended June 30, 2003. Our first quarter fiscal 2005 results include approximately $1.5 million of research and development spending at ASI and $1.2 million in charges associated with new product introductions. Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

  Selling, General and Administrative

     Selling, general and administrative, or SG&A, expenses increased 6.9 percent to $18.8 million for the quarter ended June 30, 2004, as compared to $17.6 million for the quarter ended June 30, 2003. As a percent of net sales, SG&A expenses decreased to 13.5 percent for the quarter ended June 30, 2004 as compared to 38.9 percent for the quarter ended June 30, 2003. The increase on an absolute dollar basis for the quarter ended June 30, 2004 as compared to the same quarter in the prior year resulted from higher spending at ASI. The decrease in SG&A as a percentage of net sales was due to the greater increase in net sales than the increase in SG&A expenses during the quarter ended June 30, 2004.

  Amortization of Acquired Intangible Assets

     Amortization expenses relating to acquired intangible assets were $5.1 million, or 3.6 percent of net sales for the quarter ended June 30, 2004 and $4.8 million, or 10.6 percent of net sales for the quarter ended June 30, 2003. The increase in amortization expense in the first quarter of fiscal 2005 is primarily due to exchange rate fluctuations.

  Restructuring Charges

     The following table summarizes the activities in our restructuring accrual during the quarter ended June 30, 2004 (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(381)	(418)

Balance, June 30, 2004	$33	$2,022	$2,055

     We incurred restructuring charges of $0.2 million during the quarter ended June 30, 2004, consisting primarily of costs from a previously announced reduction in workforce in fiscal 2004. We anticipate additional restructuring charges during the second and third quarters of fiscal 2005 as we complete the workforce reductions, facility consolidations and outsourcing of manufacturing in Japan. We expect to utilize the remaining balance, primarily unused leased facilities, over the following two fiscal years. All remaining accrual balances are expected to be settled in cash.

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

  Interest Income

     Interest income was $0.3 million for the quarter ended June 30, 2004, as compared to $0.2 million for the quarter ended June 30, 2003, primarily due to higher average cash and investment balances, offset by lower average interest rates.

  Interest Expense

     Interest expense was $1.6 million for the quarter ended June 30, 2004, as compared to $1.8 million for the quarter ended June 30, 2003, primarily due to a reduction in outstanding debt balances.

  Other Income

     Other income increased to $0.7 million for the quarter ended June 30, 2004, as compared to $0.6 million for the quarter ended June 30, 2003, primarily due to an increase in royalty income.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

  Income Taxes

     We recorded a benefit from income taxes of $1.7 million for the quarter ended June 30, 2004, or approximately 31.4 percent of our loss before income taxes and minority interest. The tax benefit is primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $1.6 million. In addition, $0.3 million of tax benefits related to losses at ASI and a provision of $0.2 million for other international subsidiaries were recorded for the quarter ended June 30, 2004. We recorded a benefit for income taxes of $1.4 million for the quarter ended June 30, 2003, representing an effective income tax rate of 3.5 percent. In fiscal 2003, we established a full valuation allowance for our domestic net deferred tax assets. Deferred tax assets are recognized to the extent realizable and relate to our Japanese operations.

  Minority Interest

     Minority interest for the first quarter of fiscal 2005 and 2004 was $1.3 million and $1.0 million, respectively. The amount for minority interest represents a 49 percent interest in our joint venture, Shinko ASI.

  Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. As of June 30, 2004, we had approximately $122.6 million in cash, cash equivalents and short-term investments, $129.6 million in working capital and $90.4 million in long-term debt and capital leases, net of current portion.

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $3.9 million in the quarter ended June 30, 2004, primarily resulting from increase of $56.7 million in accounts payable, accrued and other liabilities and deferred revenue and non-cash charges for depreciation and amortization of $7.0 million, partially offset by a $29.6 million increase in accounts receivable, a $22.5 million increase in inventories and our net loss of $2.3 million. Days sales outstanding declined at June 30, 2004 to 113 days from 140 days at June 30, 2003. Inventory turns on an annualized basis increased to 11.4 turns at June 30, 2004 from 8.2 turns at June 30, 2003.

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

  Cash Flows from Investing Activities

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

  Cash Flows from Financing Activities

     Net cash provided by financing activities was $0.3 million for the quarter ended June 30, 2004, due to $1.7 million in proceeds from the issuance of common stock under our employee stock programs, partially offset by $1.4 million in pay downs against borrowings.

     Net cash provided by financing activities was $2.9 million for the quarter ended June 30, 2003, due to net loan proceeds of approximately $2.0 million from borrowings by Asyst Japan, Inc. and $0.9 million from issuance of common stock under our employee stock programs.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

Recent Accounting Pronouncements

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard, or SFAS, No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our consolidated results of operations.

Risk Factors

     This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

     The risk factors set forth below should be read in conjunction with all relevant information contained in our Form 10-Q for the fiscal quarter ended September 25, 2004, filed on the date of filing of this Form 10-Q/A. Except to the extent financial information set forth in this Form 10-Q/A has been adjusted to reflect the restatement of financial statements described elsewhere in this report, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on August 5, 2004. Accordingly, the risk factors set forth below speak as of the original August 5, 2004, filing date and have not been updated for subsequent events.

Risk Related to Our Business

We have a history of significant losses.

     We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2001. For the year ended March 31, 2004, our net loss and accumulated deficit was $83.4 million and $348.7 million, respectively. We may also continue to experience losses in the future.

If we fail to effectively manage our ASI joint venture, our sales of Automated Material Handling Systems could be adversely affected and the mix of sales between AMHS and our other products could affect our overall financial performance.

     Net sales of Automated Material Handling Systems, or AMHS, accounted for approximately 56.0 percent of our net sales for the fiscal year ended March 31, 2004 and 48.5 percent of our net sales for the quarter ended June 30, 2004, and are expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, Asyst Shinko, Inc., or ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we hold majority ownership of ASI, certain major operational decisions require the approval and support of our joint venture partner, Shinko Electric Co., Ltd., or Shinko, and the future success of ASI depends in significant part on the strength of our relationship with Shinko and ability to coordinate improvements in ASI’s operating and business process with Shinko. Other than a right of first refusal if Shinko is proposing to sell some or all of its stake in ASI, or in certain instances constituting a material default by Shinko, we have no mechanism to acquire the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, or the shares were otherwise available to us for purchase by right of first refusal, we may not have sufficient funds available to facilitate such acquisition or may not elect to purchase the shares. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively ASI in Japan could harm our business.

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

     Our revenues and operating results can fluctuate substantially from quarter to quarter and year to year, depending on factors such as:

•	general trends in the overall economy, electronics industry and semiconductor manufacturing industry;

•	fluctuations in the semiconductor equipment market;

•	changes in customer buying patterns;

•	the degree of competition we face;

•	the size, timing and product mix of customer orders;

•	lost sales due to any failure in the outsourcing of our manufacturing;

•	the availability of key components;

•	the timing of product shipment and acceptance, which are factors in determining when we recognize revenue; and

•	the timely introduction and acceptance of new products.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) — (Continued)

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to foreign currency exchange risk related to operations conducted by our European subsidiaries that have transactions, assets, and liabilities denominated in foreign currencies that are translated into U.S. dollars for consolidated financial reporting purposes. Historically, we have not hedged any of these foreign currency exchange risks. For the six months ended June 30, 2004, an average 10% weakening of the U.S. dollar relative to the currencies in which our European subsidiaries operate would have resulted in an increase of $6.9 million in reported total revenues and a corresponding increase in reported expenses. This sensitivity analysis of the effect of changes in foreign currency exchange rates does not assume any changes in the level of operations of our European subsidiaries.

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

ITEM 4 — CONTROLS AND PROCEDURES (as amended)

     Introduction. SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms (“Disclosure Controls”).

     SEC rules define “internal control over financial reporting” as a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements (“Internal Controls”).

     We have endeavored to design our Disclosure Controls and Internal Controls to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, cultural familiarity with the controls and objectives, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based in part upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct which could have a material adverse impact on our operations or results.

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, are responsible for establishing and maintaining our Disclosure Controls. Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls as of June 30, 2004, have concluded that our Disclosure Controls were not effective as of that date to provide reasonable assurances that our Disclosure Controls will meet their defined objectives due to the internal control deficiencies discussed below.

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

Discussion of Control Deficiencies.

     Background. In a press release issued November 3, 2004, and Form 12b-25 filed on November 4, 2004, we announced that we would not timely file the Form 10-Q for our fiscal second quarter ending September 30, 2004, because:

•	As a result of a conversion in the fiscal first quarter to a new ERP information system within ASI, ASI was unable to provide timely reconciliation and reporting of inventory and cost information, which prevented us from completing our consolidated financial closing process for the fiscal second quarter on a timely basis.

•	ASI was in a contract dispute with a customer relating to three contracts for a large flat panel display project. The dispute concerned allegations that ASI and a customer employee had an arrangement by which competitive information was shared, and an agreement was made, allegedly, for a future payment of money to the customer employee.

     This customer has since reaffirmed with ASI the flat panel display contracts, and has paid to ASI all amounts currently due under the three contracts. The three contracts had an aggregate original value of $137.0 million at the time the contracts were booked. In conjunction with reaffirming the three contracts, certain terms were renegotiated, including an aggregate price reduction to the customer of approximately $7.0 million under the three contracts at the exchange rate as of September 30, 2004.

     Audit Committee Investigation. Upon notification by Asyst management of the customer dispute referred to above, the Audit Committee of our Board of Directors promptly initiated an independent legal and forensic investigation of this matter in October 2004, which has been completed. The Audit Committee concluded that Asyst management had prevented the payment to the customer employee, no evidence of other improper payments was discovered, and Asyst management was not involved in the improper conduct.

     Closing Process and Restatement. Asyst believes that the ERP system conversion issues that led to inventory reconciliation difficulties at ASI have been addressed and that the system will support the timely preparation and submission of its consolidated financial statements in future reporting periods.

     However, in the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in this Form 10-Q/A filed on the same date that we have filed our Form 10-Q for our fiscal second quarter. As part of the restatement, we also made adjustments to the fiscal first quarter results reported for ATI, our base business.

     Summary of Restatement. All applicable financial information contained in these financial statements gives effect to the restatement described above. Accordingly, the financial statements or information for the fiscal first quarter included in our Form 10-Q filed on August 5, 2004, or included in announcements prior to our press release dated December 20, 2004, should not be relied upon.

     The restatement corrects accounting errors at ASI that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results are to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million; and

•	increase consolidated net loss per share from $0.02 to $0.05.

     Nasdaq Notification. We previously announced that Asyst received a letter from the Nasdaq Listing Qualifications Department indicating that, because of our delay in timely filing its Quarterly Report on Form 10-Q for its fiscal second quarter ended September 25, 2004, Asyst is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, Asyst’s common shares are subject to delisting from the Nasdaq National Market, and the trading symbol for Asyst’s common stock was changed from “ASYT” to “ASYTE” at the opening of business on November 18, 2004.

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to the Form 10-Q for the second fiscal quarter. The panel took no action on that date, and the matter remains open. Although we are hopeful that the panel will accept our submission and our filing of this report and the second fiscal quarter Form 10-Q in December 2004 as a basis to continue the listing of our common stock on the Nasdaq National Market, we cannot predict the panel’s decision. If we are delisted, it could severely impact our ability to raise future capital and may have an adverse impact on our overall future liquidity.

     Material Weaknesses. In connection with the matters described above, our company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constitutes a material weakness in our internal control over financial reporting as of June 30, 2004:

•	inability to provide timely reconciliation and reporting of inventory and cost information at ASI as a result of conversion to a new ERP system, which in turn prevented us from completing our consolidated financial closing process for the fiscal second quarter on a timely basis,

•	internal information from ASI indicating that an improper payment was offered by ASI to a customer employee, which in turn created a risk that the customer in the dispute referenced above could claim a right to cancel the contracts, and

•	accounting errors at ASI and ATI that led to the restatement of our fiscal first quarter results, primarily relating to errors at ASI that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and the operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation.

     Under the Public Company Accounting Oversight Board Accounting Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     We intend to strengthen our controls over financial reporting to address the above noted material weaknesses, including strengthening timely reviews and analysis of operations and financial results, and plan to increase the level of staffing in critical functional areas, including cost accounting and internal audit.

     ASI Remediation Plan. In conjunction with its investigation, the Audit Committee also approved management’s proposed remediation plan described below, which is intended to be implemented by ASI over the next several quarters and to improve internal control over financial reporting at ASI:

•	employment actions, including a review of ASI’s management structure,

•	enhanced policies and procedures to review material customer contracts and to promote proper business practices in contracting activity,

•	improved communication and implementation of business policies within ASI, including proper business practices, ethics and conduct, and adherence to contract approval policies, and

•	training of ASI employees and monitoring of management relating to the matters listed above.

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

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of June 30, 2004

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K (as amended)

(a) Exhibits.

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.

3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.

4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.

4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.

4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.

10.44(8)	Employment Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.

10.45(8)	Change-in-Control Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.

10.46(8)	Severance Agreement and Release of All Claims between the Company and Frederick Tiso, dated May 19, 2004.

10.47(8)	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a).

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b).

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities and Exchange Commission on July 19, 1993, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 1999, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004, and incorporated herein by reference.

(b) Reports on Form 8-K.

     On May 11, 2004, we furnished a Current Report on Form 8-K under Item 12 reporting our financial results for our fourth fiscal quarter ended March 27, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: December 29, 2004	By:	/s/ ROBERT J. NIKL

Robert J. Nikl
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as the principal accounting and financial officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.

3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.

4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.

4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.

4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.

10.44(8)	Employment Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.

10.45(8)	Change-in-Control Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.

10.46(8)	Severance Agreement and Release of All Claims between the Company and Frederick Tiso, dated May 19, 2004.

10.47(8)	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a).

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b).

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities and Exchange Commission on July 19, 1993, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 1999, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 5, 2004, and incorporated herein by reference.