Form 10-Q
period 2004-09-25
ASYST TECHNOLOGIES INC /CA/
filed 2004-12-30
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission File number: 000-22430

ASYST TECHNOLOGIES, INC.

(Exact name of Registrant, as specified in its charter)

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

Yes ☑ No ☐

The number of shares of the Registrant’s Common Stock, no par value, outstanding as of December 15, 2004 was [47,577,986].

EXPLANATORY NOTE

     We filed a Form 12b-25 with the SEC on November 4, 2004, to report that our filing of this Form 10-Q would be delayed because Asyst Shinko, Inc. (ASI), the company’s 51%-owned joint venture company in Japan, was not able to close its books in a timely manner. In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in a Form 10-Q/A for our fiscal first quarter ended June 26, 2004, that we have filed on the date we filed this Form 10-Q. The company also made adjustments to the fiscal first quarter results reported for ATI, our base business.

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

     Accordingly, the financial statements or information for our fiscal first quarter that have been included in our Form 10-Q filed on August 5, 2004, or included in announcements prior to our press release dated December 20, 2004, should not be relied upon.

     Information concerning the restatement is contained in Part I to this Form 10-Q in Note 2 to the Condensed Consolidated Financial Statements (Unaudited), Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4, “Controls and Procedures.” This information should be read in conjunction with relevant information in the company’s Form 10-Q/A referred to above. Note 2 to the Restated Condensed Consolidated Financial Statements contained in the Form 10-Q/A also includes a detailed statement of information “as reported” and “as restated” for the fiscal first quarter.

     The financial information in this Form 10-Q reflects the restated financial information in the company’s Form 10-Q/A for our fiscal first quarter.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	September 30,	March 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,913	$112,907
Restricted cash and cash equivalents	—	1,904
Short-term investments	22,190	4,953
Accounts receivable, net of allowance for doubtful accounts	100,791	74,139
Unbilled receivables	112,352	73,800
Inventories	45,348	27,694
Prepaid expenses and other current assets	23,251	14,276

Total current assets	397,845	309,673

Property and equipment, net	21,316	22,868
Goodwill	69,100	71,973
Intangible assets, net	52,596	65,778
Other assets	2,933	3,317

Total assets	$543,790	$473,609

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$35,405	$18,161
Current portion of long-term debt and capital leases	2,679	2,775
Accounts payable	156,302	92,716
Accounts payable — related party	9,205	17,194
Accrued liabilities and other	57,099	48,571
Deferred revenue	6,625	2,683

Total current liabilities	267,315	182,100

LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	90,227	91,074
Deferred tax liability	16,212	20,704
Other long-term liabilities	10,736	12,826

Total long-term liabilities	117,175	124,604

COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST	59,667	63,796

SHAREHOLDERS’ EQUITY:
Common stock	449,217	445,981
Deferred stock-based compensation	(2,367)	(2,619)
Accumulated deficit	(352,814)	(348,697)
Accumulated other comprehensive income	5,597	8,444

Total shareholders’ equity	99,633	103,109

Total liabilities, minority interest and shareholders’ equity	$543,790	$473,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET SALES	$168,606	$51,349	$308,031	$96,617
COST OF SALES	136,077	39,350	246,438	80,174

Gross profit	32,529	11,999	61,593	16,443

OPERATING EXPENSES:
Research and development	9,073	8,391	18,752	18,015
Selling, general and administrative	19,100	14,914	37,919	32,519
Amortization of acquired intangible assets	5,040	4,778	10,092	9,563
Restructuring and other charges	368	487	587	4,850
Asset impairment charges	—	—	—	6,853

Total operating expenses	33,581	28,570	67,350	71,800

Loss from operations	(1,052)	(16,571)	(5,757)	(55,357)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	381	126	718	374
Interest expense	(1,635)	(1,826)	(3,262)	(3,617)
Other income, net	449	237	1,183	855

Interest and other expense, net	(805)	(1,463)	(1,361)	(2,388)

Loss before benefit from (provision for) income taxes and minority interest	(1,857)	(18,034)	(7,118)	(57,745)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(67)	1,005	1,587	2,385
MINORITY INTEREST	93	714	1,414	1,669

NET LOSS	$(1,831)	$(16,315)	$(4,117)	$(53,691)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.41)	$(0.09)	$(1.38)

SHARES USED IN THE PER SHARE CALCULATION -
Basic and Diluted	47,428	39,517	47,304	38,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,117)	$(53,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,203	13,738
Asset impairment charges	—	6,853
Minority interest in net loss in consolidated subsidiary	(1,414)	1,669
Deferred income tax	(3,735)	—
Stock-based compensation	852	1,184
Loss on disposal of fixed assets	151	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(71,119)	(1,287)
Inventories	(18,129)	5,922
Prepaid expenses and other assets	(7,996)	(8,008)
Accounts payable, accrued and other liabilities and deferred revenue	72,407	(4,751)

Net cash used in operating activities	(18,897)	(38,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(18,452)	—
Release of restricted cash and cash equivalents	1,904	—
Net proceeds from sale of short-term investments	1,000	—
Net proceeds from sale of land	—	12,106
Purchases of property and equipment	(3,634)	(1,922)
Net cash used in acquisitions	—	(1,179)

Net cash provided by (used in) investing activities	(19,182)	9,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	20,141	—
Net proceeds from (repayment of) short-term loans	(2,508)	2,017
Proceeds from issuance of common stock	2,639	9,825

Net cash provided by financing activities	20,272	11,842

Effect of exchange rate changes on cash and cash equivalents	(1,187)	(1,246)

DECREASE IN CASH AND CASH EQUIVALENTS	(18,994)	(18,770)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,907	96,214

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,913	$77,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION OF THE COMPANY

     The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc., or Asyst, which was incorporated in California on May 31, 1984, our subsidiaries and our majority-owned joint venture. We develop, manufacture, sell and support integrated automation systems, primarily for the semiconductor and the flat panel display, or FPD, manufacturing industries.

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

     The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Condensed Consolidated Statements of Operations for the three- and six-month periods ended September 30, 2004 and 2003, and of Cash Flows for the six-month periods ended September 30, 2004 and 2003, respectively, include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

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

     In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in the Form 10-Q/A filed on the same date that we have filed this Form 10-Q for our fiscal second quarter. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Summary of Restatement. All applicable financial information contained in this Form 10-Q reflects the restatement described above. The financial statements or information for the fiscal first quarter included in our Form 10-Q filed on August 5, 2004, or included in announcements prior to our press release dated December 20, 2004, should not be relied upon.

     The restatement corrects accounting errors at Asyst Shinko, Inc. (ASI), our 51%-owned joint venture company in Japan, that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results are to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million;

•	increase consolidated net loss per share from $0.02 to $0.05.

     The information contained in these Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the relevant information contained in the Form 10-Q/A we have filed for our fiscal first quarter on the date we filed this Form 10-Q. Note 2 to the Restated Condensed Consolidated Financial Statements contained in the Form 10-Q/A also includes a detailed statement of information “as reported” and “as restated” for the fiscal first quarter.

     Nasdaq Notification. We previously announced that Asyst received a letter from the Nasdaq Listing Qualifications Department indicating that, because of the company’s delay in timely filing its Quarterly Report on Form 10-Q for its fiscal second quarter ended September 25, 2004, Asyst is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, Asyst’s common shares are subject to delisting from the Nasdaq National Market, and the trading symbol for Asyst’s common stock was changed from “ASYT” to “ASYTE” at the opening of business on November 18, 2004.

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to this Form 10-Q for the second fiscal quarter. The panel took no action on that date, and the matter remains open. Although we are hopeful that the panel will accept our submission and our filing of this report and our fiscal first quarter Form 10-Q/A in December 2004 as a basis to continue the listing of our common stock on the Nasdaq National Market, we cannot predict the panel’s decision. If we are delisted, it could severely impact our ability to raise future capital and may have an adverse impact on our overall future liquidity.

     Material Weaknesses. In connection with the matters described above, our company’s management identified and reported to our Audit Committee the following control deficiencies each of which constitutes a material weakness in our internal control over financial reporting as of September 30, 2004:

•	inability to provide timely reconciliation and reporting of inventory and cost information at ASI as a result of conversion to a new ERP system, which in turn prevented the company from completing its consolidated financial closing process for the fiscal second quarter on a timely basis.

•	internal information from ASI indicating that an improper payment was offered by ASI to a customer employee, which in turn created a risk that the customer in the dispute referenced above could claim a right to cancel the contracts.

•	accounting errors at ASI and ATI that led to the restatement of our fiscal first quarter results, primarily relating to errors at ASI that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Under the Public Company Accounting Oversight Board Accounting Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     We intend to strengthen our controls over financial reporting to address the above-noted material weaknesses by strengthening timely reviews and analysis of operations and financial results and increasing the level of staffing in critical functional areas, including cost accounting and internal audit.

3. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which we consider necessary for the fair presentation of the results of operations for the interim periods covered, and of our financial condition at the date of the interim balance sheets. Certain information and footnote disclosures included in the financial statements, prepared in accordance with generally accepted accounting principles, have been omitted in these interim statements, as allowed by the Securities and Exchange Commission, or SEC, rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. All significant intercompany accounts and transactions have been eliminated. Minority shareholders’ interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI, and our majority-owned subsidiary Asyst Japan, Inc., or AJI. Certain prior-year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentations. We close our books on the last Saturday of each quarter and thus the actual dates of the quarter-end, September 25, 2004 and September 27, 2003, are different from the month-end dates used for reference throughout this Quarterly Report on Form 10-Q. This presentation is for convenience purposes. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2004 included in our Annual Report on Form 10-K.

  Recent Accounting Pronouncements

     At its March 2004 meeting, the Emerging Issues Task Force, or EITF, reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards, or SFAS, No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods effective at the beginning of the first interim period beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our consolidated results of operations.

     In November 2004, the EITF issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addressed the issue of when the dilutive effect of contingently convertible debt instruments, or Co-Cos, should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The provisions of this EITF are effective with fiscal periods ending after December 15, 2004. We do not believe this consensus will have a significant impact on our reported earnings per share.

     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), that requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adoption date. We are still evaluating the impact of the adoption of the provisions of SFAS No. 123R, but believe it may have a significant adverse impact on our results from operations.

  Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents at March 31, 2004 primarily represents amounts that were restricted as to their use in accordance with Japanese debt agreements. The debt was fully paid in the first quarter of fiscal 2005, and there was no longer such a requirement.

  Accounts Receivable, net of allowance for doubtful accounts

     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	September 30,	March 31,
	2004	2004
Trade receivables	$102,427	$74,846
Unbilled receivables	112,352	73,800
Other	1,683	3,901
Less: Allowance for doubtful accounts	(3,319)	(4,608)

Total	$213,143	$147,939

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. Included in the allowance for doubtful accounts are specific allowances of $0.7 million and $2.8 million at September 30, 2004 and March 31, 2004, respectively. During the three-month period ended September 30, 2004, we wrote off $1.5 million of accounts receivable which we determined to be uncollectible and for which we had recorded specific reserves in previous quarters. We do not record interest on outstanding and overdue accounts receivable.

     We offer both open accounts and letters of credit to our customer base. Our standard open accounts are net 30 days; however, the customary local industry practices may differ and prevail where applicable. As of September 30, 2004, our gross accounts receivable aging, before allowance for doubtful accounts, was as follows (in thousands):

September 30,
2004
0 to 30 days	$45,020
31 to 60 days	34,762
61 to 90 days	11,769
Over 90 days	10,876

Total	$102,427

     Our Japan subsidiary, AJI, and ASI have agreements with certain Japanese banking institutions to sell some of our trade receivables. For the six-month period September 30, 2004, AJI and ASI sold approximately $0.1 million and $10.1 million, respectively, of accounts receivable without recourse.

  Inventories

     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2004	2004
Raw materials	$18,030	$16,241
Work-in-process and finished goods	27,318	11,453

Total	$45,348	$27,694

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     During the fiscal year ended March 31, 2003, we began to transition substantially all of our U.S. manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased $20.0 million of inventory from us. No revenue was recorded for the sale of this inventory to Solectron. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. As of September 30, 2004, we have total inventory reserves of approximately $15.3 million of which $5.5 million is for our obligation to repurchase inventory at Solectron.

  Goodwill and Other Intangible Assets, net

     Goodwill

     In accordance with SFAS No. 142, we expect to complete a periodic goodwill impairment test in the third quarter of fiscal 2005. During the third quarter of fiscal 2004, we completed an annual goodwill impairment test and concluded that there was no impairment of goodwill and intangible assets.

     Goodwill balances and the changes in the carrying amount of goodwill during the six-month period ended September 30, 2004 were as follows (in thousands):

	Fab Automation	AMHS	Total
Balance at March 31, 2004	$4,750	$67,223	$71,973
Foreign currency translation	—	(2,873)	(2,873)

Balance at September 30, 2004	$4,750	$64,350	$69,100

     Intangible assets

     Intangible assets were as follows (in thousands):

	September 30, 2004			March 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$62,113	$27,598	$34,515	$64,317	$21,778	$42,539
Customer base and other intangible assets	34,745	21,066	13,679	35,676	17,394	18,282
Licenses and patents	7,181	2,779	4,402	7,440	2,483	4,957

Total	$104,039	$51,443	$52,596	$107,433	$41,655	$65,778

     Amortization expense totaled $5.0 million and $4.8 million for the three-month periods ended September 30, 2004 and 2003, respectively. Amortization expense totaled $10.1 million and $9.6 million for the six-month periods ended September 30, 2004 and 2003, respectively.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2005 and subsequent fiscal years, is as follows (in thousands):

Fiscal Years:
Remainder of 2005	$10,304
2006	18,828
2007	13,663
2008	7,835
2009 and beyond	1,966

Total	$52,596

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranty Reserve

     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty reserve (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$9,322	$6,819	$8,185	$7,561
Accruals for warranties issued during the period	4,527	1,406	7,096	1,812
Settlements made (in cash or in kind)	(1,714)	(924)	(3,090)	(2,072)
Foreign currency translation	(201)	640	(257)	640

Balance at end of period	$11,934	$7,941	$11,934	$7,941

     The warranty reserve balance at the end of the period is reflected in accrued liabilities and other.

  Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment and delivery. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized at the time of shipment and the transfer of title. Deferred revenue consists primarily of product shipments creating legally enforceable receivables that did not meet our revenue recognition policy. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued liabilities and other.

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

     We account for software revenue in accordance with the AICPA Statement of Position 97-2, “Software Revenue Recognition.” Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is probable.

  Contract Loss Reserve

     We routinely evaluate the contractual commitments with our customers and suppliers to determine if a probable loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We had a loss reserve of approximately $4.0 million and $4.8 million at September 30, 2004 and March 31, 2004, respectively. The balance at September 30, 2004 primarily relates to four AMHS contracts entered into by ASI and one contract entered into by ATI during the fiscal year ended March 31, 2004 and one contract entered into by ASI during the six-month period ended September 30, 2004.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,831)	$(16,315)	$(4,117)	$(53,691)
Foreign currency translation adjustments	(2,017)	738	(2,777)	(303)
Unrealized gains (losses) on investments	30	—	(70)	—

Comprehensive loss	$(3,818)	$(15,577)	$(6,964)	$(53,994)

  Earnings (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method. For periods in which there is a net loss, the numbers of shares used in the computation of diluted net income (loss) per share are the same as those used for the computation of basic net income (loss) per share, as the inclusion of dilutive securities would be anti-dilutive.

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share reported in the statement of operations, nor in the table presented in the Stock-Based Compensation section below, as to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Restricted stock options	62	44	64	44
Restricted stock awards	40	—	20	—
Stock options	8,235	8,622	8,439	9,312
Convertible notes	5,682	5,682	5,682	5,682

Total	14,019	14,348	14,205	15,038

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Stock-Based Compensation

     Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances to employees been determined based on the fair value at the grant or issuance date, consistent with the provision of SFAS No. 123 and SFAS No. 148, our net losses for the three and six-month periods ended September 30, 2004 and 2003, respectively, would have increased as indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss — as reported	$(1,831)	$(16,315)	$(4,117)	$(53,691)
Add: employee stock-based compensation expense included in reported net loss, net of tax	431	589	756	1,015
Less: total employee stock-based compensation expense determined under fair value, net of tax	(2,486)	(3,144)	(5,239)	(7,397)

As adjusted net loss	$(3,886)	$(18,870)	$(8,600)	$(60,073)

Basic and diluted net loss per share — As reported	$(0.04)	$(0.41)	$(0.09)	$(1.38)

Basic and diluted net loss per share — As adjusted	$(0.08)	$(0.48)	$(0.18)	$(1.54)

Shares used in computing As Reported and As Adjusted net loss per share	47,428	39,517	47,304	38,996

4. RESTRUCTURING CHARGES

     Restructuring charges and related utilization for the three-month periods ended June 30 and September 30, 2004 were (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(385)	(422)
Foreign currency translation adjustment	—	4	4

Balance, June 30, 2004	33	2,022	2,055
Additional (reduction of) accruals	482	(114)	368
Non-cash utilization	—	73	73
Amounts paid in cash	(461)	(279)	(740)
Foreign currency translation adjustment	(1)	(7)	(8)

Balance, September 30, 2004	$53	$1,695	$1,748

     We incurred restructuring charges of $0.4 million and $0.2 million for the three-month periods ended September 30 and June 30, 2004, respectively, consisting primarily of severance costs resulting from a reduction in workforce. We terminated the employment of approximately 6 employees, including 5 in manufacturing, and 1 in selling, general and administration, from our international operations as a result of these restructuring activities.

     The outstanding reserve amount at September 30, 2004 consists primarily of future lease obligations on vacated facilities in excess of estimated future sublease proceeds which will be paid over the next four quarters. All remaining accrual balances are expected to be settled in cash.

     Restructuring charges and related utilization for the three-month periods ended June 30 and September 30, 2003 were (in thousands):

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total
Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	470	4,207	—	4,677
Additional accruals	160	327	—	487
Non-cash related utilization	—	—	—	—
Amounts paid in cash	(305)	(957)	—	(1,262)

Balance, September 30, 2003.	$325	$3,577	$—	$3,902

     We incurred restructuring charges of $0.5 million during the three-month period ended September 30, 2003, consisting primarily of severance costs of $0.2 million from a reduction in our worldwide workforce and secondarily for exiting a facility in connection with our restructuring activities. As a result of these restructuring activities, we terminated the employment of approximately 49 employees, mainly in manufacturing, from our international operations.

     During the six-month period ended September 30, 2003, we incurred restructuring charges of $4.9 million, consisting primarily of severance costs from a reduction in workforce in April 2003. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds.

5. ASSET IMPAIRMENT CHARGES

     We completed the sale of land in Fremont, California, in the three-month period ended September 30, 2003. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. We purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001, and our non-cancelable commitment to purchase the land, we estimated that the then-market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the three-month period ended June 30, 2001. We entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses. This transaction did not close. As a result, an additional $7.1 million write-down was recorded in the second quarter in fiscal 2003. In the three-month period ended June 30, 2003, we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time.

6. INCOME TAXES

     Income tax provision for the three-month period ended September 30, 2004 was $67,000, primarily due to a tax benefit of $1.7 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition offset by a $1.5 million tax provision recorded by ASI and tax provision of $0.3 million recorded by other international subsidiaries, primarily Japan and Taiwan. Income tax benefit for the six-month period ended September 30, 2004 was approximately $1.6 million, primarily due to a tax benefit of $3.3 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by $1.2 million of tax provisions recorded by ASI and tax provisions of $0.5 million recorded by other international subsidiaries, primarily Japan and Taiwan. Income tax benefit of $1.0 million and $2.4 million was recorded for the three- and six-month periods ended September 30, 2003, respectively. The amounts reported were primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by tax provisions in our international subsidiaries, primarily Japan and Taiwan. Deferred tax assets related to our Japan subsidiary, AJI, and ASI are recognized to the extent realizable. In fiscal 2003, we established a full valuation allowance for our domestic net deferred tax assets.

7. REPORTABLE SEGMENTS

     We have two reportable product segments: Fab Automation and AMHS. The Fab Automation segment includes interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software products. The AMHS segment, which consists principally of the entire ASI operations, includes automated

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transport and loading systems for semiconductor fabs and flat panel display manufacturers.

     We evaluate performance and allocate resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment.

     Segment information is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Fab Automation Products:
Net sales	$68,817	$26,037	$140,572	$49,505

Income (loss) from operations	$(592)	$(14,734)	$1,561	$(49,959)

AMHS:
Net sales	$99,789	$25,312	$167,459	$47,111

Loss from operations	$(460)	$(1,837)	$(7,318)	$(5,398)

Consolidated:
Net sales	$168,606	$51,349	$308,031	$96,617

Loss from operations	$(1,052)	$(16,571)	$(5,757)	$(55,357)

     Total operating loss is equal to consolidated loss from operations for the periods presented. We do not allocate other income (expense), net to individual segments.

	September 30, 2004	March 31, 2004
Fab Automation Products:
Total assets	$212,776	$205,002

AMHS:
Total assets	$331,014	$268,607

Consolidated:
Total assets	$543,790	$473,609

     One customer accounted for 35.0 percent and 19.0 percent of our net sales for the three- and six-month periods ended September 30, 2004, respectively. No other customer accounted for more than 10.0 percent of our net sales for the three- and six-month periods ended September 30, 2004.

8. DEBT

     We had $35.4 million and $18.2 million of short-term debt issued by banks in Japan at September 30 and March 31, 2004, respectively. Approximately $11.0 million and $13.5 million at September 30 and March 31, 2004, respectively, is owed by our Japanese subsidiary, AJI, and is guaranteed by Asyst in the United States. The remaining portion, $24.4 million and $4.7 million at September 30 and March 31, 2004, respectively, is owed by ASI. As of September 30, and March 31, 2004, the interest rate ranged from 1.4 percent to approximately 3.0 percent.

     Long-term debt and capital leases consisted of the following (in thousands):

	September 30,	March 31,
	2004	2004
Convertible subordinated notes	$86,250	$86,250
Secured straight bonds	5,633	7,110
Capital leases	1,023	489

Total long-term debt	92,906	93,849
Less: Current portion of long-term debt and capital leases	(2,679)	(2,775)

Long-term debt and capital leases net of current portion	$90,227	$91,074

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     At September 30, 2004, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,	Amount
Remaining portion of 2005	$1,414
2006	2,679
2007	1,441
2008	881
2009	86,491

$92,906

  Convertible Subordinated Notes

     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.1 million during each of the three-month periods ended September 30, 2004 and 2003, respectively; and $0.2 million during each of the six-month periods ended September 30, 2004 and 2003, respectively.

  Secured Straight Bonds

     We had $5.6 million and $7.1 million of secured straight bonds from a bank in Japan at September 30, 2004 and March 31, 2004, respectively. The bonds bore interest at rates ranging from 1.4 percent to 3.0 percent as of September 30 and March 31, 2004, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

  Lines of Credit

     At September 30, 2004, we had available to us a $25.0 million two-year revolving line of credit with a commercial bank, as amended during the first quarter of fiscal year 2005. The amended line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain with the bank during the term of the line of credit a minimum balance of $5.0 million of cash and cash equivalents. In addition, the amendment extended the line of credit through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowing under the line of credit and reduced certain fees and interest charges applicable to borrowing under the line of credit. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding. The line of credit was fully paid down during the three-month period ended December 31, 2003. As of September 30, 2004, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.

     In September 2003, ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately 3.0 billion Japanese Yen, or approximately $27.1 million at the exchange rate as of September 30, 2004. As of September 30, 2004 and March 31, 2004, respectively, ASI had outstanding borrowings of 1.4 billion Japanese Yen and 0.5 billion Japanese Yen, or approximately $12.7 million and $4.7 million, respectively, at the exchange rate as of September 30, 2004 and March 31, 2004, respectively, that is recorded in short-term debt. Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. ASI was in compliance with the loan covenants at September 30, 2004 and at March 31, 2004.

     On September 21, 2004, ASI established a revolving credit facility, or the “Mizuho facility”, with Mizuho Bank of Japan to support its working capital requirements in its performance of long-term construction-type projects. During periods of rapid growth in project activity, ASI can require substantial short-term working capital to support the manufacturing and installation of systems ahead of invoicing and collection of payments for the systems. The maximum amount that can be borrowed under the Mizuho facility is 2.0 billion Japanese Yen, or approximately $18.1 million at the exchange rate as of September 30, 2004. The Mizuho facility has a term of one year, and all amounts outstanding under the facility are due and payable on September 20, 2005 (unless the facility is extended). The Mizuho facility requires no

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

collateral from AJI or guarantee in the event of ASI’s default from Asyst. It carries a variable interest rate based on the Tokyo Interbank Offered Rate, or TIBOR (as of September 30, 2004, 0.07 percent), plus a margin of 1.25 percent. Under the Mizuho facility, ASI is required to maintain compliance with certain financial covenants, including requirements that for its current fiscal year ASI report positive operating and net income, before extraordinary items as identified under generally accepted accounting principles in Japan, and maintain at least 80.0 percent of the equity it reported as of March 27, 2004. On September 22, 2004, ASI drew an advance of 1.3 billion Japanese Yen, or approximately $11.7 million at the exchange rate as of September 30, 2004, on the Mizuho facility, all of which remains outstanding as of September 30, 2004. ASI was in compliance with the loan covenants at September 30, 2004.

     On September 17, 2004, AJI borrowed a total of 0.8 billion Japanese Yen, or approximately $7.1 million at the exchange rate as of September 30, 2004, in short-term bank loans from a financial institution in Japan. The loans are repayable on February 28, 2005, and carry interest rates ranging from 1.625 percent to 2.125 percent as of September 30, 2004. In addition, AJI has entered into arrangements with two financial institutions in Japan to provide short-term credit facilities, which total 0.5 billion Japanese Yen of available borrowing, or approximately $4.9 million at the exchange rate as of September 30, 2004. As of September 30, 2004, 0.4 billion Japanese Yen, or approximately $4.0 million at the exchange rate as of September 30, 2004, was outstanding. The interest rate was 1.375 percent on such credit facilities as of September 30, 2004. None of these short-term loans and credit facilities requires collateral from AJI or guarantees from Asyst in the event of ASI’s default.

     We have guaranteed certain lease payments with respect to equipment and real estate of AJI, our Japanese subsidiary.

9. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

  Employee Stock Option Grants

     Options to purchase 534,450 shares and 265,500 shares of common stock were granted to employees during the three-month periods ended September 30, 2004 and 2003, respectively. Options to purchase 1,580,950 and 2,689,908 shares of common stock were granted to employees for the six-month periods ended September 30, 2004 and 2003, respectively. At September 30, 2004, options to purchase 8,235,027 shares of common stock were outstanding, and 1,072,568 shares of common stock were available for issuance under our 2001 and 2003 stock option plans.

  Employee Stock Purchase Plan

     As of September 30, 2004, 1,960,814 shares had been purchased and 489,186 shares of common stock were available for issue under the Employee Stock Purchase Plan.

  Fair Value Disclosures

     Information regarding net loss and net loss per share, as adjusted, is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $3.58 and $8.54 during the three-month periods September 30, 2004 and 2003, respectively, and $5.19 and $3.66 during the six-month periods ended September 30, 2004 and 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in our employee options. The usage of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because our employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimate of the fair value of those options, it is our opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of our employee options.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three- and six-month periods ended September 30, 2004 and 2003, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.21%	3.00%	3.28%	2.80%
Expected term of options (in years)	4.6	4.7	4.6	4.5
Expected volatility	92.5%	81.5%	92.0	87.8
Expected dividend yield	0%	0%	0%	0%

     Using Black-Scholes, the per share weighted average estimated fair value of rights to purchase our stock issued under our Employee Stock Purchase Plan during the three-month periods ended September 30, 2004 and 2003 was $1.69 and $2.04, respectively, and for the six-month periods ended September 30, 2004 and 2003 was $3.38 and $1.68, respectively,

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.08%	1.22%	1.83%	1.20%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	90.4%	80.5%	85.0%	84.2%
Expected dividend yield	0%	0%	0%	0%

10. RELATED PARTY TRANSACTIONS

     At September 30, 2004 and March 31, 2004, we held notes from two current non-officer employees totaling $0.3 million and $0.4 million, respectively. One of the notes receivable is secured by a deed of trust on certain real property. These notes receivable are included in other assets in the condensed consolidated balance sheet.

     Our majority-owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At September 30, 2004 and March 31, 2004 accounts payable due to Shinko were $9.2 million and $17.2 million, respectively. Materials and services purchased from Shinko for the six-month periods ended September 30, 2004 and 2003 were $8.1 million and $4.5 million, respectively.

11. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     We lease various facilities under non-cancelable capital and operating leases. At September 30, 2004, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease	Sublease Income
Remaining portion of 2005	$107	$3,785	$(261)
2006	119	4,998	(523)
2007	74	1,598	(44)
2008	21	1,356	—
2009 and thereafter	—	62	—

Total	321	$11,799	$(828)

Less: interest	(19)

Present value of minimum lease payments	302
Less: current portion of capital leases	(174)

Capital leases, net of current portion	$128

     Rent expense under our operating leases was approximately $1.2 million and $1.3 million for the three-month periods ended September 30, 2004 and 2003, respectively; and $2.6 million and $2.8 million for the six-month periods ended

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2004 and 2003, respectively.

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

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of September 30, 2004.

  Indemnifications

     We, as permitted under California law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that enables us to recover a portion of certain future amounts paid (if paid, and subject to the terms of the policy). As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is not likely to be material. Our sales agreements indemnify our customers for certain expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the sales agreement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any claim.

  Sale of Receivables

     Our Japan subsidiary, AJI, and ASI have agreements with certain Japanese banking institutions to sell some of our trade receivables. For the six-month period ended September 30, 2004, AJI and ASI sold approximately $0.1 million and $10.1 million, respectively, of accounts receivable without recourse.

12. SUBSEQUENT EVENTS

     In our press release dated December 9, 2004, we announced plans to move forward on a restructuring of our ATI operations (our base business, excluding ASI) with a reduction in worldwide workforce. The action is expected to provide annual expense savings of approximately $8.0 to $9.0 million and reflects the continuing transition of our business model.

     As a result of the workforce action, we expect to incur cash severance and termination charges of approximately $2.0 million in our third fiscal quarter ending December 25, 2004.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In our press release dated December 17, 2004, we also announced that management, in consultation with our Audit Committee, determined to remove from service and make available for sale certain land and building in Nagoya, Japan that relates to our wholly-owned Japanese subsidiary Asyst Japan, Inc., or AJI. As a result, the company expects to record an impairment charge in its third fiscal quarter in the range of $4.0 million to $5.0 million, based on the company’s most-recent assessment of fair market value. The building has been underutilized since a prior decision to outsource manufacturing, and has previously been partially written down.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Risk Factors.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of March 27, 2004 and March 31, 2003, and for each of the three years in the period ended March 27, 2004 as filed in our Annual Report Form 10-K for the year ended March 27, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “Asyst” refer to Asyst Technologies, Inc. and its subsidiaries.

Overview

     We develop, manufacture, sell and support integrated automation systems primarily for the worldwide semiconductor and the flat panel display, or FPD industries.

     We principally sell directly to the semiconductor and FPD manufacturing industries. We also sell to other original equipment manufacturers, or OEMs that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process.

     On October 16, 2002, we established a joint venture with Shinko Electric Co. Ltd or Shinko called Asyst Shinko, Inc, or ASI. The joint venture develops, manufactures, sells and supports AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and acquired the remaining 49.0 percent interest. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets.

     We have two reportable segments:

     The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems, semiconductor and flat panel display products.

     The Fab Automation Product segment includes interface products, auto-ID Systems, Substrate-Handling Robotics, Sorters, Connectivity Software, and continuous flow technology (CFT).

     Our net sales for the six-month period ended September 30, 2004 increased by 218.8 percent compared to the corresponding period of fiscal 2004. The increase was primarily due to the sale of our AMHS products, which increased 255.45 percent for the six-month period ended September 30, 2004 compared to the same period of fiscal 2004. In addition, net sales of Fab Automation Products for the six-month period ended September 30, 2004 increased by 184.0 percent compared to the same period of fiscal 2004. AMHS revenues represented 54.4 percent of our total revenue for the six-month period ended September 2004, compared to 48.8 percent for the six-month period ended September 2003.

     For the remainder of fiscal 2005, we believe critical success factors include product quality, customer relationship, and demand. Demand for our products can change significantly from period to period as a result of numerous factors, including,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the three- and six-month periods ended September 30, 2004 may not be indicative of future operating results.

     We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

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

     Audit Committee Investigation. Upon notification by Asyst management of the customer dispute referred to above, the Audit Committee of our Board of Directors promptly initiated an independent legal and forensic investigation of this matter in October 2004, which has been completed. The Audit Committee concluded that Asyst management had prevented the payment to the customer employee, no evidence of other improper payments was discovered and determined that Asyst management was not involved in the improper conduct.

     Closing Process and Restatement. Asyst believes that the ERP system conversion issues that led to inventory reconciliation difficulties at ASI have been addressed and that the system will support the timely preparation and submission of its consolidated financial statements in future reporting periods.

     In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in this Form 10-Q/A filed on the same date that we have filed our Form 10-Q for our fiscal second quarter. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business.

     Summary of Restatement. All applicable financial information contained in this Form 10-Q gives effect to the restatement described above. The financial statements or information for the fiscal first quarter included in our Form 10-Q filed on August 5, 2004, or included in announcements prior to our press release dated December 20, 2004, should not be relied upon.

     The restatement corrects accounting errors at Asyst Shinko, Inc. (ASI), our 51%-owned joint venture company in Japan, that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss from operations by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

consolidated fiscal first quarter results are to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million;

•	increase consolidated net loss per share $0.02 to $0.05.

     The information contained in the Condensed Consolidated Financial Statements (Unaudited) in this report should be read in conjunction with the relevant information contained in the Form 10-Q/A we have filed for our fiscal first quarter on the date we filed this Form 10-Q. Note 2 to the Restated Condensed Consolidated Financial Statements contained in the Form 10-Q/A also includes a detailed statement of information “as reported” and “as restated” for the fiscal first quarter.

     See also Part I, Item 4, “Disclosure Controls and Procedures” for a discussion of material weaknesses in our internal control over financial reporting and other information relating to the matters discussed above.

     Nasdaq Notification. We previously announced that Asyst received a letter from the Nasdaq Listing Qualifications Department indicating that, because of the company’s delay in timely filing its Quarterly Report on Form 10-Q for its fiscal second quarter ended September 25, 2004, Asyst is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, Asyst’s common shares are subject to delisting from the Nasdaq National Market, and the trading symbol for Asyst’s common stock was changed from “ASYT” to “ASYTE” at the opening of business on November 18, 2004.

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to this Form 10-Q for the second fiscal quarter. The panel took no action on that date, and the matter remains open. Although we are hopeful that the panel will accept our submission and our filing of this report and our fiscal first quarter Form 10-Q/A in December 2004 as a basis to continue the listing of our common stock on the Nasdaq National Market, we cannot predict the panel’s decision. If we are delisted, it could severely impact our ability to raise future capital and may have an adverse impact on our overall future liquidity.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financials statements. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, goodwill and intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes there have been no significant changes during the three- and six-month periods ended September 30, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 27, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

Results of Operations

The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Fab Automation Products:
Net sales	$68,817	$26,037	$140,572	$49,505

Income (loss) from operations	$(592)	$(14,734)	$1,561	$(49,959)

AMHS:
Net sales	$99,789	$25,312	$167,459	$47,111

Loss from operations	$(460)	$(1,837)	$(7,318)	$(5,398)

Consolidated:
Net sales	$168,606	$51,349	$308,031	$96,617

Loss from operations	$(1,052)	$(16,571)	$(5,757)	$(55,357)

     The $74.5 million increase in AMHS sales for the three month period ended September 30, 2004 as compared to the same period of fiscal 2004 was primarily due to a $66.5 million increase in sales to flat panel display manufacturers, principally to one customer in Asia, and a $8.0 million increase in sales to semiconductor fabs, predominantly in North America, Korea, and Japan. The $120.3 million increase in AMHS sales for the six month period ended September 30, 2004 as compared to the same period of fiscal 2004 was primarily due to an $82.3 million increase in sales to flat panel display manufacturers, predominantly in Asia, and a $38.0 million increase in sales to semiconductor fabs, predominantly in Asia and North America.

The $42.8 million increase in Fab Automation sales for the three month period ended September 30, 2004 as compared to the same period of fiscal 2004 was primarily due to a $35.2 million increase in revenues for factory interface and software products. The $91.1 million increase in Fab Automation sales for the six month period ended September 30, 2004 as compared to the same period of fiscal 2004 was primarily due to a $79.0 million increase in revenues for factory interface and software products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

Comparison of Expenses, Gross Margin, Interest & Other, and Taxes

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the three and six-month periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	80.7	76.6	80.0	83.0

Gross profit	19.3	23.4	20.0	17.0
OPERATING EXPENSES:
Research and development	5.4	16.4	6.1	18.6
Selling, general and administrative	11.3	29.0	12.3	33.7
Amortization of acquired intangible assets	3.0	9.3	3.3	9.9
Restructuring and other charges	0.2	1.0	0.2	5.0
Asset impairment charges	—	—	—	7.1
Total operating expenses	19.9	55.7	21.9	74.3

Loss from operations	(0.6)	(32.3)	(1.9)	(57.3)
Other expense, net	(0.5)	(2.9)	(0.4)	(2.5)

Loss before benefit from income taxes and minority interest	(1.1)	(35.1)	(2.3)	(59.8)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(0.1)	2.0	0.5	2.5
MINORITY INTEREST	0.1	1.4	0.5	1.7

NET LOSS	(1.1)%	(31.8)%	(1.3)%	(55.6)%

Gross Margin

     Gross margin decreased to 19.3 percent of net sales for the three-month period ended September 30, 2004, compared to 23.4 percent of net sales for the corresponding period of the prior year. The decrease was primarily due to decreased gross margins in the AMHS segment, which declined to 9.5 percent of net sales in the current period compared to 21.4 percent of net sales for the corresponding period of the prior year. This decline was primarily due to an increase in lower margin flat panel display business in the current quarter compared with the corresponding period of the prior year. This decline was partly offset by improved gross margins in the Fab Automation business. The gross margins improved to 33.5 percent in the current period compared to 25.3 percent in the corresponding period of the prior year.

     For the six-month period ended September 30, 2004, gross margin increased to 20.0 percent of net sales compared to 17.0 percent of net sales for the corresponding period of the prior year. The increase was primarily due to the improved gross margins in the Fab Automation business, where gross margins improved to 33.5 percent in the current period compared to 11.2 percent in the corresponding period of the prior year. The gross margin improvement was primarily due to an increase in mix of higher margin 200mm factory interface products and software products.

     We expect 300mm product sales to continue to trend higher as new 300mm AMHS product installations commence, although quarterly fluctuations are possible. Additionally, 200mm SMIF upgrades or new 200mm fabs may result in significant mix changes. Our 300mm products are very early in their product life cycle and currently have lower margins compared with our 200mm products. Swings in product mix may impact our gross margins on a quarter-over-quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect 300mm gross margins to improve over time. However, we face strong competition on price and features for these products from existing and new competitors due to the anticipated size of the emerging 300mm product market. For the next two quarters of fiscal 2005, the change in product mix is expected to be primarily driven by our recently announced $120.0 million Generation 6 flat panel display order, which at the end of the current period was approximately 50.0 percent complete. We expect a decline in our 200 mm product sales in the next two quarters as sales to our key markets in China and elsewhere show signs of slowing down. Our gross margin will continue to be affected by future changes in product mix and net sales volumes, as well as market competition.

Research and Development

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
(in thousands, except percentage)	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Research and development	$9,073	$8,391	$682	$18,752	$18,015	$738

Percentage of total net sales	5.4%	16.3%		6.1%	18.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

     The research and development expenses increased to $9.1 million for the three-month period ended September 30, 2004, compared with $8.4 million in the corresponding period of the prior year. For the six-month period ended September 30, 2004, research and development expenses increased to $18.8 million from $18.0 million in the comparable period of the prior year. The increase was primarily due to additional costs incurred for development of our continuous flow technology, or CFT, product. As a percentage of sales, research and development expenses declined to 5.4 percent of net sales for the three-month period ended September 30, 2004, compared with 16.3 percent of net sales in the corresponding period of the prior year. The decrease as a percentage of sales is largely due to a larger revenue base in the current period.

     Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
(in thousands, except percentage)	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Selling, general and administrative	$19,100	$14,914	$4,186	$37,919	$32,519	$5,400

Percentage of total net sales	11.3%	29.0%		12.3%	33.7%

     The increase in selling, general and administrative, or SG&A, expenses for the three- and six-month periods ended September 30, 2004, compared with the same periods of fiscal 2004, was primarily due to increases in accounting and compliance costs, and legal fees and costs associated with our review, documentation and testing of internal control over financial reporting required under SEC rules and accounting standards. Higher expenses also reflect increased spending on consultants to implement business process improvements not related to compliance requirements. Our SG&A expenses are expected to continue to increase in the third fiscal quarter due to an estimated $1.0 million to $2.0 million of accounting, legal and other costs related to the fiscal second quarter delay in closing ASI’s books, delayed filing of this report and resulting Nasdaq listing qualifications process, and the Audit Committee’s investigation and restatement described in this report.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
(in thousands, except percentage)	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Amortization of acquired intangible assets	$5,040	$4,778	$262	$10,092	$9,563	$529

Percentage of total net sales	3.0%	9.3%		3.3%	9.9%

     The increase in amortization expense for the three- and six-month periods ended September 30, 2004, compared with the corresponding periods in the prior year, was due to exchange rate fluctuations as the majority of our intangible assets are denominated in Yen.

Restructuring Charges

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
(in thousands, except percentage)	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Restructuring and other charges	$368	$487	$(119)	$587	$4,850	$(4,263)

Percentage of total net sales	0.2%	0.9%		0.2%	5.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

     The following table summarizes the activities in our restructuring accrual during the three-month periods ended June 30, 2004 and September 30, 2004 (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(385)	(422)
Foreign currency translation adjustment		4	4

Balance, June 30, 2004	33	2,022	2,055
Additional (reduction of) accruals	482	(114)	368
Non-cash utilization	—	73	73
Amounts paid in cash	(461)	(279)	(740)
Foreign currency translation adjustment	(1)	(7)	(8)

Balance, September 30, 2004	$53	$1,695	$1,748

     For fiscal 2005, we incurred restructuring charges of $0.4 million and $0.6 million during the three- and six-month periods ended September 30, 2004, respectively, primarily related to excess facility costs. The outstanding reserve amount at September 30, 2004 consists primarily of future lease obligations on vacated facilities in excess of estimated future sublease proceeds which will be paid over the next four quarters. All remaining accrual balances are expected to be settled in cash.

     In our press release dated December 9, 2004, we announced plans to move forward on a restructuring of our ATI operations (our base business, excluding ASI) with a reduction in worldwide workforce. As a result of the workforce action, we expect to incur cash severance and termination charges of approximately $2.0 million in our third fiscal quarter ending December 25, 2004.

Asset Impairment Charges

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
(in thousands, except percentage)	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Asset impairment charges	$—	$—	$—	$—	$6,853	$(6,853)

Percentage of total net sales	0.0%	0.0%		0.0%	7.1%

     We completed the sale of land in Fremont, California, in the fiscal year ended March 31, 2004. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In the first quarter of fiscal 2004, we recorded a $6.9 million write-down based on our then-estimate of market value as supported by the pending sale agreement at the time.

     In our press release dated December 17, 2004, we announced that management, in consultation with our Audit Committee, determined to remove from service and make available for sale certain land and building in Nagoya, Japan that relates to our wholly-owned Japanese subsidiary Asyst Japan, Inc., or AJI. As a result, the company expects to record an impairment charge in its third fiscal quarter in the range of $4.0 million to $5.0 million, based on the company’s most-recent assessment of fair market value. The building has been underutilized since a prior decision to outsource manufacturing, and has previously been partially written down.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

Interest Income, Interest Expense and Other Income, Net

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
(in thousands, except percentage)	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Interest income	$381	$126	$255	$718	$374	$344

Interest expense	$1,635	$1,826	$(191)	$3,262	$3,617	$(355)

Other income (expense), net	$449	$237	$212	$1,183	$855	$328

     Interest income for the three- and six-month periods ended September 30, 2004 was higher than the comparable periods in fiscal 2004 due largely to higher average cash and investment balances.

     Interest expense was lower primarily due to a reduction in outstanding debt balances for the three- and six-month periods ended September 30, 2004 as compared to the same periods of fiscal 2004.

     Other income, net was higher primarily due to an increase in royalty income for the three- and six-month periods ended September 30, 2004 as compared to the same periods of fiscal 2004.

Income Taxes

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
(in thousands, except percentage)	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Benefit from (provision for) income taxes	$(67)	$1,005	$(1,072)	$1,587	$2,385	$(798)

Percentage of total net sales	0.0%	2.0%		0.6%	2.5%

     Income tax provision for the three months ended September 2004 was primarily due to a tax benefit recorded on the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by tax provisions in ASI and other international subsidiaries, primarily Japan and Taiwan. The benefit for the six-month period ended September 30, 2004 was primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by tax provisions in international subsidiaries, primarily Japan and Taiwan. The benefits recorded for the three- and six-month periods ended September 30, 2003 were primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by tax provisions in international subsidiaries, primarily Japan and Taiwan. Deferred tax assets related to our Japan subsidiary, AJI, and ASI are recognized to the extent realizable.

     In fiscal 2003, we determined that under applicable accounting principles, based on our history of consecutive losses since the fourth quarter of fiscal year 2001, it was more likely than not that we would not realize any value for our net deferred tax assets. Accordingly, we established a valuation allowance equal to 100.0 percent of the amount of these assets. If we determine in the future that we would be able to realize our deferred tax in excess of the net amount recorded, we would record an adjustment to the deferred tax asset, increasing income in the period such determination was made.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. See also Risk Factors — “We face additional risks and costs as a result of the delayed filing of this quarterly report on Form 10-Q” — for additional information on our ability to raise funds.

     As of September 30, 2004, we had approximately $116.1 million in cash, cash equivalents and short-term investments, $130.5 million in working capital and $90.2 million in long-term debt and capital leases, net of current portion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

     The table below, for the periods indicated, provides selected condensed consolidated cash flow information:

	Six Months Ended
	September 30,
(in thousands)	2004	2003
Net cash used in operating activities	$(18.9)	$(38.4)
Net cash provided by (used in) investing activities	(19.2)	9.0
Net cash provided by financing activities	$20.3	$11.8

Cash Flows from Operating Activities

     Net cash of $18.9 million was used to fund our operating activities for the six-month period ended September 30, 2004, primarily due to a net loss of $4.1 million and $24.8 million increase in working capital, primarily accounts receivable, partially offset by various non-cash charges of $10.0 million, including depreciation and amortization. Net cash of $38.4 million was used in fund our operating activities for the six-month period ended September 30, 2003, primarily due to a net loss of $53.7 million and $9.8 million increase in working capital, partially offset by non-cash charges of $13.7 million, including depreciation and amortization, and restructuring charges and write-down of land.

     We continue to improve our days sales outstanding, or “DSO”, which have decreased to 114 days at September 30, 2004, from 174 days at March 31, 2004. At September 30, 2003, our DSO was 135 days. However, unbilled receivables grew due to the increase in revenues recognized by ASI under the percentage-of-completion method. Unbilled receivables are excluded from our DSO calculation. The significant increase in accounts payable and accrued liabilities at September 30, 2004 over those of March 31, 2004 was mainly attributable to larger balances at ASI due to its higher revenue levels. Our inventory turns were 11.5 times on an annualized basis for the six-month period ended September 30, 2004, compared to 8.9 times for the same period of fiscal 2004, primarily due to increased demand for our products and improving efficiencies from our outsourcing transition.

     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments, and inventory levels.

Cash Flows from Investing Activities

     Net cash used in investing activities was $19.2 million for the six-month period ended September 30, 2004, due to $18.5 million in purchases of short-term investments and $3.6 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units, partially offset by $1.0 million in proceeds from the release of restricted cash and cash equivalents.

     Net cash of $9.0 million provided by investing activities for the six-month period ended September 30, 2003 primarily consisted of net proceeds of $12.1 million from the sale of land, partially offset by purchases of property and equipment of $1.9 million and net cash of $1.2 million used in ASI’s acquisition of Shinko Technologies, Inc., the American subsidiary of Shinko.

Cash Flows from Financing Activities

     Net cash provided by financing activities was $20.3 million for the six-month period ended September 30, 2004, due to $20.1 million in proceeds from our line of credit and $2.6 million in proceeds from the issuance of common stock under our employee stock programs, partially offset by pay downs against borrowings.

     Net cash provided by financing activities was $11.8 million for the six-month period ended September 30, 2003, including total loan proceeds of $7.5 million from short-term borrowing and additional long-term debt in our Japanese subsidiary, offset by $5.4 million of loan repayments in the first half of the year. Additionally, $9.8 million was provided from issuance of common stock under our employee stock programs in the six-month period ended September 30, 2003, primarily due to exercises of stock options by terminated employees prior to the expiration of their stock options.

     We had $35.4 million and $18.2 million of short-term debt issued by banks in Japan at September 30 and March 31, 2004, respectively. Approximately $11.0 million and $13.5 million at September 30 and March 31, 2004, respectively, is owed by our Japanese subsidiary, AJI, and is guaranteed by Asyst in the United States. The remaining portion, $24.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

million and $4.7 million at September 30 and March 31, 2004, respectively, is owed by ASI. As of September 30, and March 31, 2004, the interest rate ranged from 1.4 percent to approximately 3.0 percent.

     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year, and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended September 30, 2004 and 2003, respectively, and $0.2 million during each of the six-month periods ended September 30, 2004 and 2003, respectively.

     We had $5.6 million and $7.1 million of secured straight bonds from a bank in Japan at September 30, 2004 and March 31, 2004, respectively. The bonds bore interest at rates ranging from 1.4 percent to 3.0 percent as of September 30 and March 31, 2004, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

     At September 30, 2004, we had a $25.0 million two-year revolving line of credit with a commercial bank available to us, as amended during the first quarter of fiscal year 2005. The amended agreement requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain with the bank during the term of the line of credit a minimum balance of $5.0 million of cash and cash equivalents. In addition, the amendment extended the line of credit through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowing under the line of credit and reduced certain fees and interest charges applicable to borrowing under the credit line. The specific amount of the credit line available at any time, however, may change based on the amount of current receivables we have outstanding. The line of credit was fully paid down during the three-month period ended December 31, 2003. As of September 30, 2004, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.

     We may be unable to meet certain financial covenants required under the line of credit with the bank in subsequent quarters. Specifically, we may be unable to meet the maximum loss covenant or the minimum liquidity covenant in future quarters. As such, we can make no assurance that the bank will grant waivers and amend the covenants, or that the bank will not terminate the line of credit, preclude further borrowings or require repayment of the outstanding borrowings, if any.

     In September 2003, ASI entered into a short-term bank facility with a Japanese bank under which it may borrow up to approximately 3.0 billion Japanese Yen, or approximately $27.1 million at the exchange rate as of September 30, 2004. As of September 30, 2004 and March 31, 2004, respectively, ASI had outstanding borrowings of 1.4 billion Japanese Yen and 0.5 billion Japanese Yen, or approximately $12.7 million and $4.7 million, respectively, at the exchange rate as of September 30, 2004 that is recorded in short-term debt. Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. ASI was in compliance with the loan covenants at September 30, 2004 and at March 31, 2004.

     On September 21, 2004, ASI established a short-term revolving credit facility, or the “Mizuho facility”, with Mizuho Bank of Japan to support its working capital requirements in its performance of long-term construction-type projects. During periods of rapid growth in project activity ASI can require substantial short-term working capital to support the manufacturing and installation of systems ahead of invoicing and collection of payments for the systems. The maximum amount that can be borrowed under the Mizuho facility is 2.0 billion Japanese Yen, or approximately $18.1 million at the exchange rate as of September 30, 2004. The Mizuho facility has a term of one year, and all amounts outstanding under the facility are due and payable on September 20, 2005 (unless the facility is extended). The Mizuho facility requires no collateral from AJI or guarantee in the event of ASI’s default from Asyst. It carries a variable interest rate based on the Tokyo Interbank Offered Rate, or TIBOR (as of September 30, 2004, 0.07 percent), plus a margin of 1.25 percent. Under the Mizuho facility, ASI is required to maintain compliance with certain financial covenants, including requirements that for its current fiscal year ASI report positive operating and net income, before extraordinary items as identified under generally accepted accounting principles in Japan, and maintain at least 80.0 percent of the equity it reported as of March 27, 2004. On September 22, 2004, ASI drew an advance of 1.3 billion Japanese Yen, or approximately $11.7 million at the exchange rate as of September 30, 2004, on the Mizuho facility, all of which remains outstanding as of September 30, 2004. ASI was in compliance with the loan covenants at September 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

     On September 17, 2004, AJI borrowed under several short-term bank loans from a financial institution in Japan. Such short-term loans total 0.8 billion Japanese Yen, or approximately $7.1 million at the exchange rate as of September 30, 2004. The loans are repayable on February 28, 2005, and carry interest rates ranging from 1.625 percent to 2.125 percent as of September 30, 2004. In addition, AJI has entered into arrangements with two financial institutions in Japan to provide short-term credit facilities, which total 0.5 billion Japanese Yen, or approximately $4.9 million at the exchange rate as of September 30, 2004. As of September 30, 2004, 4.0 billion Japanese Yen, or approximately $4.0 million at the exchange rate as of September 30, 2004 was outstanding. The interest rate was 1.375 percent on such credit facilities as of September 30, 2004. None of these short-term loans and credit facilities requires collateral from AJI or guarantees from Asyst in the event of ASI’s default.

     Continued operating losses may constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable. We believe, however, our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through September 30, 2005.

     At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financings may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business. As a result of our delayed filing of this Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability use Form S-3 could adversely affect our ability to raise capital during this period. If we are delisted, it could severely impact our ability to raise future capital and may have an adverse impact on our overall future liquidity.

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

     In November 2004, the EITF issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addressed the issue of when the dilutive effect of contingently convertible debt instruments, or Co-Cos, should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The provisions of this EITF are effective with fiscal periods ending after December 15, 2004. We do not believe this consensus will have a significant impact on our reported earnings per share.

     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), that requires companies to expense the value of employee stock options and similar awards. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. We are still evaluating the impact of the adoption of the provisions of SFAS No. 123R, but believe it may have a significant adverse impact on our results from operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

Risk Factors

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements.

Risks Related to Our Business

We have a history of significant losses.

     We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal years 2000 and 2001. For the year ended March 31, 2004, our net loss and accumulated deficit was $83.4 million and $348.7 million, respectively. We may also continue to experience losses in the future.

Internal control deficiencies, and our recently announced restatement of fiscal first quarter results, create risks for our consolidated enterprise.

     We were unable to file this Form 10-Q on time due to our inability to complete the financial closing process at ASI on a timely basis, primarily relating to ASI’s inability to provide timely reconciliation and reporting of inventory and cost information, and a customer dispute which arose from internal information alleging that an improper payment was offered by ASI to a customer employee.

     In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in a Form 10-Q/A filed on the same date that we have filed this Form 10-Q for our fiscal second quarter. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business, to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation.

     Additional information concerning these matters is set forth in the Explanatory Note at the beginning of this report, Note 2 to the Condensed Consolidated Financial Statements in this report, the introduction to this Part I, Item 2, and in Part I, Item 4.

     We have determined that the reasons underlying the delay and restatement constitute material weaknesses in our internal control over financial reporting, as discussed in more detail under Part I, Item 4, of this Form 10-Q and elsewhere in this Form 10-Q.

     In addition, during our recent efforts to document and test internal control over financial reporting in preparation for the internal control reports in the Form 10-K for our fiscal year ending on March 31, 2005, we have encountered significantly greater difficulties in documenting and testing internal control at ASI as compared to our other operations.

     Although we are beginning to implement what we believe to be appropriate remedial measures to address the above matters within our consolidated operations, we cannot assure that we will be able to achieve the goals of these remedial measures or to avoid recurrence of the problems referred to above or other difficulties in establishing effective internal control.

     In addition, while we hold majority ownership of ASI, certain major operational decisions require the approval and support of our joint venture partner, Shinko Electric Co., Ltd., or Shinko, and the future success of ASI depends in significant part on the strength of our relationship with Shinko, our ability to coordinate with Shinko changes and improvements in ASI’s operating and business process, and Shinko’s willingness to support changes and improvements (including changes which may impact benefits to Shinko as an existing and significant supplier of component parts to ASI).

     It is possible that governmental agencies within or outside the U.S. could investigate the matters summarized above and seek legal sanctions against us or some of our employees. We may also become subject to private lawsuits filed against us and/or our management as a result of these matters. Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to these matters and, if applicable, any governmental investigations or actions or private lawsuits that may arise. In addition, ASI’s operations, and business and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

customer relations and, as a consequence, our consolidated results and financial condition could be negatively impacted by management and other changes necessitated by the remediation plan described in Part I, Item 4.

If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.

     Although we are endeavoring to document and test internal controls with a goal of reporting effective internal control in our next Form 10-K, we cannot assure that we will achieve this goal. The control deficiencies we have recently encountered, described above, have increased the risk that we or our independent auditors will not be able to conclude that our internal control over financial reporting is effective by the end of our fiscal year on March 31, 2005. To the extent that ineffective internal controls are part of our disclosure controls and procedures, there is also a risk that we would conclude that our disclosure controls and procedures are not effective.

     We believe it is unlikely under the current circumstances that all material weaknesses, including those reported in Part 1, Item 4 of this Form 10-Q, will be remedied prior to the end of our current fiscal year, although we are endeavoring to make significance progress in these matters. Under SEC rules and current accounting standards, if there is any material weakness outstanding as of the end of a reporting period, we must report that our internal control over financial reporting is not effective. We are also required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Part 1, Item 4, of this Form 10-Q. If we fail to do so, our business, results of operations or financial condition, and the value of our stock, could be materially harmed.

We face additional risks and costs as a result of the delayed filing of this quarterly report on Form 10-Q.

     As a result of the delayed filing of this Form 10-Q, we have experienced additional risks and costs. The Audit Committee’s investigation has been time-consuming, is requiring us to incur incremental expenses and has affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented may require greater management time and company resources to implement and monitor. We incurred approximately $1.0 million in costs associated with the Audit Committee investigation in the third quarter of fiscal 2005 and may incur significant future costs associated with the Audit Committee investigation.

     We previously announced that Asyst received a letter from the Nasdaq Listing Qualifications Department indicating that, because of the company’s delay in timely filing its Quarterly Report on Form 10-Q for its fiscal second quarter ended September 25, 2004, Asyst is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, Asyst’s common shares are subject to delisting from the Nasdaq National Market, and the trading symbol for Asyst’s common stock was changed from “ASYT” to “ASYTE” at the opening of business on November 18, 2004.

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to this Form 10-Q for the second fiscal quarter. The panel took no action on that date, and the matter remains open. Although we are hopeful that the panel will accept our submission and our filing of this report in December 2004 as a basis to continue the listing of our common stock on the Nasdaq National Market, we cannot predict the panel’s decision. If we are delisted, it could severely impact our ability to raise future capital and may have an adverse impact on our overall future liquidity.

     Finally, as a result of our delayed filing of this Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

If we fail to effectively manage our ASI joint venture, our sales of Automated Material Handling Systems could be adversely affected and the sales mix between AMHS and our other products could affect our overall financial performance.

     Net sales of Automated Material Handling Systems, or AMHS, accounted for approximately 59.2 percent and 54.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

percent of our net sales for the three and six-month periods ended September 30, 2004, respectively, and are expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, Asyst Shinko, Inc., or ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we hold majority ownership of ASI, certain operational decisions require the approval and support of our joint venture partner, Shinko Electric Co., Ltd., or Shinko, and the future success of ASI depends in significant part on the strength of our relationship with Shinko and ability to coordinate improvements in ASI’s operating and business process with Shinko. Other than a right of first refusal if Shinko is proposing to sell some or its entire stake in ASI, or in certain instances constituting a material default by Shinko, we have no mechanism to acquire the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, or the shares were otherwise available to us for purchase by right of first refusal, we may not have sufficient funds available to facilitate such acquisition or may not elect to purchase the shares. Further, if we were to determine to sell our stake in ASI to Shinko (or a third party), we may not recognize proceeds from the sale equal to our original investment. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively ASI in Japan could harm our business.

     Orders for AMHS are relatively large, often exceeding $20.0 million for a given project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacture and installation of these systems at our customers’ manufacturing facilities can take up to six months. Accordingly, we recognize revenue and costs for AMHS based on percentage of completion because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for our Japanese AMHS customers require payment to be made six months after customer acceptance of the installation. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital, prior to our receipt of customer payments. Further, gross margins on our AMHS sales are lower than those for our other products. If we fail to effectively estimate costs and manage these long-term projects, we could have loss contract exposure and additional gross margin pressure. At September 30, 2004, we had a loss contract reserve of $4.0 million related to six AMHS contracts, four of which were entered into by ASI in fiscal 2004, one of which was entered into by ATI in fiscal 2004 and one of which was entered into by ASI in the first fiscal quarter of 2005. Our overall financial performance will therefore be affected by the sales mix between AMHS and other products and our ability to manage AMHS projects in a given period.

If we are unable to increase our sales of AMHS to FPD manufacturers, or if the FPD industry enters a cyclical downturn, our growth prospects could be negatively affected.

     In recent quarters, ASI has begun to sell AMHS to flat panel display, or FPD, manufacturers. While we believe sales to the FPD industry present a significant opportunity for growth, the size of this market opportunity depends in large part on capital expenditures by FPD manufacturers. The market for FPD products is highly cyclical and has experienced periods of oversupply, resulting in unpredictable demand for manufacturing and automation equipment. If the FPD market enters into a cyclical downturn, demand for AMHS by the FPD market may be significantly reduced, impacting our growth prospects.

     As a relatively new entrant to the FPD equipment market, we do not have the customer relationships our competitors have. Similarly, our relative inexperience in the FPD industry may cause us to misjudge important trends and dynamics in this market. If we are unable to anticipate future customer needs in the FPD market, our growth prospects may be severely affected.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

Our gross margins on 300mm products may be lower than on 200mm products, which could adversely affect our ability to become and remain profitable.

     The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because our 300mm products are early in their production life, we face increased competition in this production line, and we sell a greater percentage of our 300mm products to OEMs rather than directly to semiconductor manufacturers. Manufacturing costs are generally higher in the early stages of new product introduction and typically decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. We cannot, however, assure that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products, which will be supplied primarily by contract manufacturers. SEMI standards for 300mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating pricing pressure. While semiconductor manufacturers purchased a majority of 200mm tool automation products, OEMs are purchasing most of the tool automation products for 300mm. Sales to OEMs typically have lower gross margins.

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

     We have outsourced the manufacturing of most of our products. Solectron currently manufactures, under a long-term contract, our products, other than AMHS and our Japanese robotics products. ASI also subcontracts a significant portion of its AMHS manufacturing to third parties. In the future, we may increase our dependence on contract manufacturers. Outsourcing may not yield the benefits we expect, and instead could result in increased product costs and product delivery delays.

     Outsourced manufacturing could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements or our customers’ expectations. From time to time, we have experienced delays in receiving products from Solectron. Problems with quality or timeliness could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor, availability of raw materials or components to the outsourced vendor, improper product specifications, and the learning curve to commence manufacturing at a new outsourced site. Our contract with Solectron contains minimum purchase commitments which, if not met, could result in increased costs, which would adversely affect our gross margins. We must also provide Solectron with forecasts and targets based on actual and anticipated demand, which we may not be able to do effectively or efficiently. If Solectron purchases inventory based on our forecasts, and that inventory is not used, we must repurchase the unused inventory, which would adversely affect both our cash flows and gross margins. If product supply is adversely affected because of problems in outsourcing, we may lose sales and profits.

     Our outsourcing agreement with Solectron includes commitments from Solectron to adjust, up and down, manufacturing volume based on updates to our forecast demand. Solectron may be unable to meet these commitments however and, even if it can, may be unable to react efficiently to rapid fluctuations in demand. If our agreement with Solectron terminates, or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for most of our products in a timely manner. If our agreement with Solectron terminates, we may be unable to find another suitable outsource manufacturer.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

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

     We have a significant amount of outstanding indebtedness. At September 30, 2004, our long-term debt was $92.9 million, of which $2.7 million represents current portion of long-term debt recorded under current liabilities, and our short-term debt was $35.4 million, for an aggregate of $128.3 million. This includes $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004. As of September 30, 2004, ASI has entered into short-term facility arrangements with two Japanese banks under which it may borrow up to 5.0 billion Japanese Yen, or approximately $45.2 million, and of which 2.7 billion Japanese Yen, or approximately $24.4 million is currently outstanding. We have also guaranteed the loans of our wholly owned Japanese subsidiary, Asyst Japan, Inc., or AJI, which loans currently total approximately $16.6 million as of September 30, 2004.

     Our $25.0 million two-year line of credit with a commercial bank, as amended during the first quarter of fiscal year 2005, requires us to maintain compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain with the bank during the term of the line of credit a minimum balance of $5.0 million of cash and cash equivalents. The specific amount of the credit line available at any time, however, may change based on the amount of current receivables we have outstanding. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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

     The line of credit has been fully paid down as of the three-month period ended December 31, 2003. As of the three-month period ended December 31, 2003, we were not in compliance with certain of these financial covenants but obtained a waiver of compliance from the bank for these certain covenants. As of September 30, 2004, there were no amounts outstanding under the line of credit and we were in compliance with the financial covenants. We entered into an agreement with the bank, effective as of May 15, 2004, to amend and restate the terms of our existing line of credit which extended its term through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowings under the credit facility and reduced certain fees and interest charges applicable to borrowings under the credit line. While we have

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

experienced improvements in our financial results for the six-month period ended September 30, 2004, we cannot assure you we will meet the financial covenants contained in our line of credit with the bank in subsequent quarters. Specifically, we may be unable to meet the maximum loss covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assure you the bank will grant waivers and amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to repay the outstanding borrowings.

     Under terms of the ASI bank facility, ASI must generate operating profits on a statutory basis. Additionally, upon an event of default, the Japanese banks may call the loans outstanding at AJI, requiring immediate repayment, which we have guaranteed.

     As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding. Forced prepayment of some or all of our indebtedness would reduce our available cash balances and have an adverse impact on our operating and financial performance.

We may need additional financing in the future to meet our capital needs; if we do need to secure financing, it may not be available on favorable terms.

     We raised capital of $99.0 million by issuing 6.9 million shares of our common stock in a public offering in November 2003; however, our operations are currently consuming cash and are expected to continue to do so for the next several quarters. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations. As a result of our delayed filing of this Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. Additionally, we may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

If our fully integrated tool front-end solutions are not widely accepted, our growth prospects could be negatively affected.

     The decision by OEMs to adopt our tool front-end, or portal, solutions for a large product line involves significant organizational, technological and financial commitments by the OEMs. OEMs expect the portal solutions to meet stringent design, reliability and delivery specifications. If we fail to satisfy these expectations, whether based on limited or expanded sales levels, OEMs will not adopt our portal solutions. We cannot ensure that these tools will be widely accepted in the marketplace, that additional OEMs will adopt them, or that our products will command pricing sufficient to achieve and maintain profitability. We have invested significant time and expense in the development of Spartan, our next generation portal offering specifically designed for the 300mm market. While we believe Spartan may improve our competitive position and gross margins in the 300mm industry, if the market acceptance of Spartan is less than our forecast, or if the timing of this acceptance is delayed, our financial performance could be impacted. Further, because Spartan is early in its production life, its manufacturing costs may be higher (and resulting margins may be lower) than those of existing or legacy products. Notwithstanding our portal solutions, OEMs may purchase components to assemble or invest in the development of their own comparable portals. If our solutions are not adopted by OEMs, our prospects will be negatively impacted and we may not be able to achieve profitability.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

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

     The markets in which we sell our products comprise a relatively small number of OEMs and semiconductor manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycles to new customers range from six to twelve months from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. Generally, our customers may cancel or reschedule shipments with limited or no penalty.

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

     If we are unable to collect a receivable from a large customer, our financial results will be negatively affected. In addition, since each customer represents a significant percentage of net sales, the timing of the completion of an order and the promptness of customer payment can lead to a fluctuation in our quarterly results.

If we are unable to develop and introduce new products and technologies in a timely manner, our business could be negatively affected.

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

We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

intellectual property rights of others.

     We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to take reasonable steps to protect our patent rights, we cannot assure you our patents and other intellectual property rights will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others. In addition, enforcement of our rights could impose significant expense and result in an uncertain or non-cost-effective determination or confirmation of our rights.

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

     We have made and may continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, has in the past presented and will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations, or we could decide to divest or discontinue existing or recently acquired assets or operations. For example, in fiscal 2003, we decided to discontinue operations of our SemiFab and AMP subsidiaries, both of which we had acquired in February 2001, as these subsidiaries were generating significant operating losses and were not considered critical to our long-term strategy. These subsidiaries were sold at the end of fiscal 2003 at a substantial loss. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to mange our acquisitions or divestitures successfully.

As our quarterly and yearly operating results are subject to variability, comparisons between periods may not be

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

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

     These and other factors increase the risk of unplanned fluctuations in our net sales. A shortfall in net sales in a quarter or a fiscal year as a result of these and other factors could negatively impact our operating results for that period. Given these factors, we expect quarter-to-quarter and year-to-year performance to fluctuate for the foreseeable future. As a result, period-to-period comparisons of our performance may not be meaningful, and you should not rely on them as an indication of our future performance. In one or more future periods, our operating results may be below the expectations of public market analysts and investors, which may cause our stock price to decline.

We face significant economic and regulatory risks because a majority of our net sales are derived from outside the United States.

     A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were 80.0 percent of our total net sales for the six-month period ended September 30, 2004, 79.0 percent for fiscal 2004, 65.0 percent for fiscal 2003 and 55.0 percent for fiscal 2002. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Concentration in sales to customers outside the United States increases our exposure to various risks, including:

•	exposure to currency fluctuations;

•	the imposition of governmental controls;

•	the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States;

•	the need to comply with a wide variety of foreign and U.S. export laws;

•	political and economic instability;

•	terrorism and anti-American sentiment;

•	trade restrictions;

•	slowing economic growth and availability of investment capital and credit;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

•	changes in tariffs and taxes;

•	longer product acceptance and payment cycles;

•	the greater difficulty in administering business overseas; and

•	inability to enforce payment obligations or recourse to legal protections accorded creditors to the same extent within the U.S.

     Any kind of economic instability in parts of Asia where we do business can have a severe negative impact on our operating results, due to the large concentration of our sales activities in this region. For example, during 1997 and 1998, several Asian regions, including Taiwan and Japan, experienced severe currency fluctuation and economic deflation, which negatively affected our revenues and also negatively affected our ability to collect payments from customers. The economic situation during this period exacerbated a decline in selling prices for our products as our competitors reduced product prices to generate needed cash.

     Although we invoice a majority of our international sales in United States dollars, we invoice our sales in Japan in Japanese yen. Future changes in the exchange rate of the U.S. dollar to the Japanese yen may adversely affect our future results of operations. We do not currently engage in active currency hedging transactions. Nonetheless, as we expand our international operations, we may allow payment in additional foreign currencies and our exposure to losses due to foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products and manufacturing costs or reduce our customers’ ability to purchase our products.

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

     We may expand our operations through both internal growth and acquisitions. We expect this expansion will strain our systems and operational and financial controls. In addition, we may incur higher operating costs and be required to increase substantially our working capital to fund operations as a result of such an expansion. In addition, during an expansion, we may incur significantly increased up-front costs of sale and product manufacture well in advance of receiving revenue for such product sales. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited and our liquidity and ability to fund our operations could be significantly strained. Our officers have limited experience in managing large or rapidly growing businesses.

     Further, consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock, or a combination thereof. Dilution to existing shareholders, and to earnings per share, may result if shares of our common stock or other rights to purchase common stock are issued in connection with any future acquisitions.

If we lose any of our key personnel or are unable to attract, train or retain qualified personnel, our business would be harmed.

     Our success depends, in large part, on the continued contributions of our key management and other key personnel, many of whom are highly skilled and would be difficult to replace. In particular, the services of Dr. Stephen Schwartz, Chairman of our Board of Directors, Chief Executive Officer and President, who has led our company since August 2002 (and has been Chairman of our Board of Directors since January 2003), and Mr. Anthony Bonora, Executive Vice President of Research & Development and Chief Technical Officer, are very important to our business. Few of our senior

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or key personnel could harm our business.

     Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. If we fail to do this, our business could be harmed.

     Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our Senior Vice President of Worldwide Manufacturing Operations joined us in May 2004, and our Chief Financial Officer joined us in September 2004. Our future success will depend to a significant extent on the ability of our management team to work effectively together. There can be no assurance that our management team will be able to integrate and work together effectively.

When we account for employee stock options using the fair value method, it would significantly impact our results from operations.

     On December 16, 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123R), that requires companies to expense the value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Program. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. When adopted, we will likely have to record significant and ongoing accounting charges, which would adversely impact our results from operations.

Risks Related to our Industry

The semiconductor manufacturing equipment industry is highly cyclical and is affected by recurring downturns in the semiconductor industry, and these cycles can harm our operating results.

     Our business largely depends upon the capital expenditures of semiconductor manufacturers. Semiconductor manufacturers are dependent on the then-current and anticipated market demand for semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns. These periodic downturns, whether the result of general economic changes or decreases in demand for semiconductors, are difficult to predict and often have a severe adverse effect on the semiconductor industry’s demand for semiconductor manufacturing equipment. Sales of equipment to semiconductor manufacturers may be significantly more cyclical than sales of semiconductors, as the large capital expenditures required for building new fabs or facilitating existing fabs is often delayed until semiconductor manufacturers are confident about increases in future demand. If demand for semiconductor equipment remains depressed for an extended period, it will seriously harm our business.

     Our industry began experiencing a significant downturn in 2000 due to decreased worldwide demand for semiconductors. During this downturn, most of our customers reduced capital expenditures, which adversely affected our business. Excluding sales of ASI, which was acquired during the third quarter of fiscal 2003, our net sales declined sequentially in the third and fourth quarter of fiscal 2003 and again in the first quarter of fiscal 2004. Although our net sales have increased over the last several quarters, we cannot assure you our sales will recover sufficiently for us to return to profitability in the near future. As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development and engineering that are necessary to maintain our competitive position, which could seriously harm our long-term business prospects.

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

     The markets for our products are highly competitive and subject to rapid technological change. We currently face direct

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS — (Continued)

competition with respect to all of our products. A number of competitors may have greater name recognition, more extensive engineering, research & development, manufacturing, and marketing capabilities, access to lower cost components or manufacturing, and substantially greater financial, technical and personnel resources than those available to us.

     Brooks Automation, Inc., or Brooks, and TDK Corporation of Japan are our primary competitors in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as from Brooks, and a number of smaller competitors. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Newport Corporation, Rorze Corporation and Yasukawa Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks. In our FPD business, we compete with Daifuku and Murata. Our wafer sorters compete primarily with products from Recif, Inc. and Brooks. In addition, the industry transition to 300mm wafers is likely to draw new competitors to the facility automation and AMHS markets. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies such as Brooks, as well as new competition from semiconductor equipment and cleanroom construction companies.

     We expect that our competitors will continue to develop new products in direct competition with our systems, improve the design and performance of their products and introduce new products with enhanced performance characteristics, and existing products at lower costs. To remain competitive, we need to continue to improve and expand our product line, which will require us to maintain a high level of investment in research and development. Ultimately, we may not be able to make the technological advances and investments necessary to remain competitive.

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

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 50 basis points (BPS), and 100 BPS would result in a reduction of 0.13 percent and 0.26 percent, respectively, in the market value of our investment portfolio as of September 30, 2004. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10.0 percent from the level at September 30, 2004, our results of operations may improve or deteriorate in the range of $5.0 to $6.0 million. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

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

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Office, or CEO, and our Chief Financial Officer, or CFO, are responsible for establishing and maintaining our Disclosure Controls. Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls as of September 30, 2004, have concluded that our Disclosure Controls were not effective as of that date to provide reasonable assurances that they will meet their defined objectives. See also Part I, Item 2, “Risk Factors – “Internal control deficiencies, and our recently announced restatement of fiscal first quarter results, create risks for our consolidated enterprise,” and “If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.”

     Changes in Internal Controls. As previously reported in our Form 10-K filed for fiscal 2004, during the fourth quarter of fiscal 2004, we instituted procedural changes in our Internal Controls intended to improve the timing and accuracy of reconciliation of certain accounts. During the second quarter of fiscal 2005, we continued to implement these procedural changes, including the development of processes to address inventory reconciliation and costing issues created by the implementation of a new ERP information system by ASI. Except as described above, we identified no changes in our Internal Controls that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

Discussion of Control Deficiencies:

     Background. In a press release issued November 3, 2004, we announced that we would not timely file this Form 10-Q because:

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

     In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in the Form 10-Q/A filed on the same date that we have filed this Form 10-Q for our fiscal second quarter. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business.

     Summary of Restatement. All applicable financial information contained in this Form 10-Q gives effect to the restatement described above. The financial statements or information for the fiscal first quarter included in our Form 10-Q filed on August 5, 2004, or included in announcements prior to our press release dated December 20, 2004, should not be relied upon.

     The restatement primarily corrects accounting errors at Asyst Shinko, Inc. (ASI), our 51%-owned joint venture company in Japan, that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusts ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results are to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million;

•	increase consolidated net loss per share $0.02 to $0.05.

     The information contained in the Condensed Consolidated Financial Statements (Unaudited) in this report should be read in conjunction with the relevant information contained in the Form 10-Q/A we have filed for our fiscal first quarter on the date we filed this Form 10-Q. Note 2 to the Restated Condensed Consolidated Financial Statements contained in the Form 10-Q/A also includes a detailed statement of information “as reported” and “as restated” for the fiscal first quarter.

     Nasdaq Notification. We previously announced that Asyst received a letter from the Nasdaq Listing Qualifications Department indicating that, because of the company’s delay in timely filing its Quarterly Report on Form 10-Q for its fiscal second quarter ended September 25, 2004, Asyst is not in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, Asyst’s common shares are subject to delisting from the Nasdaq National Market, and the trading symbol for Asyst’s common stock was changed from “ASYT” to “ASYTE” at the opening of business on November 18, 2004.

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to this Form 10-Q for the second fiscal quarter. The panel took no action on that date, and the matter remains open. Although we are hopeful that the panel will accept our submission and our filing of this report in December 2004 as a basis to continue the listing of our common stock on the Nasdaq National Market, we cannot predict the panel’s decision. If we are delisted, it could severely impact our ability to raise future capital and may have an adverse impact on our overall future liquidity.

     Material Weaknesses. In connection with the matters described above, our company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constitutes a material weakness in our internal control over financial reporting as of September 30, 2004:

•	inability to provide timely reconciliation and reporting of inventory and cost information at ASI as a result of conversion to a new ERP system, which in turn prevented the company from completing its consolidated financial closing process for the fiscal second quarter on a timely basis.

•	internal information from ASI indicating that an improper payment was offered by ASI to a customer employee, which in turn created a risk that the customer in the dispute referenced above could claim a right to cancel the contracts.

•	accounting errors at ASI and ATI that led to the restatement of our fiscal first quarter results, primarily relating to errors at ASI that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 and its operating loss by $3.5 million, and adjustments to ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation.

     Under the Public Company Accounting Oversight Board Accounting Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     We intend to strengthen our controls over financial reporting to address the above-noted material weaknesses by strengthening timely reviews and analysis of operations and financial results and increasing the level of staffing in critical functional areas, including cost accounting and internal audit.

     ASI Remediation Plan. In conjunction with its investigation, the Audit Committee also approved management’s proposed remediation program described below, which is intended to be implemented by ASI over the next several quarters and to improve internal control over financial reporting at ASI:

•	employment actions, including a review of ASI’s management structure.

•	enhanced policies and procedures to review material customer contracts and to promote proper business practices in contracting activity.

•	improved communication and implementation of business policies within ASI, including proper business practices, ethics and conduct, and adherence to contract approval policies.

•	training of ASI employees and monitoring of management relating to the matters listed above.

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

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of September 30, 2004.

Item 4 — Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on September 21, 2004 for the purpose of: (1) electing directors to serve for the next annual meeting and until their successors are elected; (2) approving amendments to our 2003 Equity Incentive Plan; and (3) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2005 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Shareholders passed all proposals. The final vote on the proposals was recorded as follows:

Proposal 1: (there were no broker non-votes on this proposal)

Director	Votes For	Votes Withheld
Stephen S. Schwartz, Ph.D.	40,715,922	2,558,294
P. Jackson Bell	40,419,652	2,854,564
Stanley Grubel	40,934,953	2,339,263
Tsuyoshi Kawanishi	31,563,865	11,710,351
Robert A. McNamara	41,744,918	1,529,298
Anthony E Santelli	41,370,356	1,903,860
Walter W. Wilson	41,703,466	1,570,750

Proposal 2:

Amendments to our 2003 Equity Incentive Plan were approved to (a) increase the aggregate number of shares of our common stock authorized for issuance under this plan, and available for grant as incentive stock options, from 1,000,000 shares to 1,900,000 shares, (b) increase the percentage of the total shares authorized that may be granted as restricted stock awards from 10.0 percent to 20.0 percent and (c) limit the terms of future grants to six years under this plan. The amendment was approved by the following vote:

“For”	“Against”	“Abstain”	Broker Non-Votes
17,686,032	8,676,682	77,848	16,833,654

Proposal 3:

The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2005 fiscal year was ratified by the following vote:

“For”	“Against”	“Abstain”	Broker Non-Votes
42,457,457	764,100	52,659	-0-

ITEM 6 — EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.

3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.

4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.

4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.

4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.

10.48(8)	Employment agreement with Mr. Robert J. Nikl as Senior Vice President and Chief Financial Officer on September 22, 2004.

10.49(9)	2003 Equity Incentive Plan (As Amended September 21, 2004)

10.50	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).

10.51	Form of Restricted Stock Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).

10.52	Certificate of Amendment to Option Grants dated August 18, 2004.

10.53	Company’s 2001 Non-Officer Equity Plan.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a).

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b).

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities and Exchange Commission on July 19, 1993, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the three-month period ended September 30, 1999, filed with the Securities and Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 1999, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2004 and incorporated herein by reference.

(9)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: December 29, 2004	By:	/s/ Robert J. Nikl

Robert J. Nikl
Senior Vice President and
Chief Financial Officer

     Signing on behalf of the Registrant and as the principal accounting and financial officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.

3.4(3)	Second Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.

4.1(4)	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.

4.2(5)	Common Stock Purchase Agreement, dated as of May 26, 1999.

4.3(6)	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.

4.4(6)	Registration Rights Agreement dated as of July 3, 2001 between the Company and State Street Bank and Trust Company of California, N.A.

4.5(7)	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as rights agent, dated November 30, 2001.

10.48(8)	Employment agreement with Mr. Robert J. Nikl as Senior Vice President and Chief Financial Officer on September 22, 2004.

10.49(9)	2003 Equity Incentive Plan (As Amended September 21, 2004)

10.50	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).

10.51	Form of Restricted Stock Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).

10.52	Certificate of Amendment to Option Grants dated August 18, 2004.

10.53	Company’s 2001 Non-Officer Equity Plan.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a).

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b).

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-66184, filed with the Securities and Exchange Commission on July 19, 1993, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the three-month period ended September 30, 1999, filed with the Securities and Exchange Commission on October 21, 1999, and incorporated herein by reference.

(3)	Previously filed with our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 1998, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 1999, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the three-months ended June 30, 2001, filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2004 and incorporated herein by reference.

(9)	Previously filed as an Exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.