Form 10-Q
period 2004-12-25
ASYST TECHNOLOGIES INC /CA/
filed 2005-02-03
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission File number: 000-22430

ASYST TECHNOLOGIES, INC.

(Exact name of Registrant, as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2942251 (IRS Employer identification Number)

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

Yes ☑  No ☐

The number of shares of the Registrant’s Common Stock, no par value, outstanding as of January 31, 2005 was 47,583,079.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	December 31,	March 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,499	$112,907
Restricted cash and cash equivalents	—	1,904
Short-term investments	25,596	4,953
Accounts receivable, net of allowance for doubtful accounts	209,820	147,939
Inventories	42,423	27,694
Prepaid expenses and other current assets	20,056	14,276

Total current assets	403,394	309,673

Property and equipment, net	17,379	22,868
Goodwill	72,991	71,973
Other assets	2,820	3,317
Intangible assets, net	50,426	65,778

Total assets	$547,010	$473,609

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$36,232	$18,161
Current portion of long-term debt and capital leases	2,858	2,775
Accounts payable	143,876	92,716
Accounts payable — related party	2,112	17,194
Accrued liabilities and other	80,738	48,571
Deferred revenue	10,366	2,683

Total current liabilities	276,182	182,100

LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	89,675	91,074
Deferred tax liability	15,830	20,704
Other long-term liabilities	10,642	12,826

Total long-term liabilities	116,147	124,604

COMMITMENTS AND CONTINGENCIES (Note 11)
Minority interest	62,043	63,796

SHAREHOLDERS’ EQUITY:
Common stock	449,007	445,981
Deferred stock-based compensation	(1,592)	(2,619)
Accumulated deficit	(364,458)	(348,697)
Accumulated other comprehensive income	9,681	8,444

Total shareholders’ equity	92,638	103,109

Total liabilities, minority interest and shareholders’ equity	$547,010	$473,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
NET SALES	$161,383	$74,888	$469,414	$171,505
COST OF SALES	132,299	64,301	378,737	144,475

Gross profit	29,084	10,587	90,677	27,030

OPERATING EXPENSES:
Research and development	8,485	9,204	27,237	27,219
Selling, general and administrative	24,066	18,755	61,985	51,274
Amortization of acquired intangible assets	5,086	5,271	15,178	14,834
Restructuring and other charges	1,116	1,743	1,703	6,593
Asset impairment charges	4,645	—	4,645	6,853

Total operating expenses	43,398	34,973	110,748	106,773

Loss from operations	(14,314)	(24,386)	(20,071)	(79,743)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	479	189	1,197	563
Interest expense	(1,691)	(1,798)	(4,953)	(5,415)
Other income (expense), net	1,509	(596)	2,692	259

Interest and other expense, net	297	(2,205)	(1,064)	(4,593)

Loss before benefit from income taxes and minority interest	(14,017)	(26,591)	(21,135)	(84,336)
BENEFIT FROM INCOME TAXES	962	2,117	2,549	4,502
MINORITY INTEREST	1,411	2,417	2,825	4,086

NET LOSS	$(11,644)	$(22,057)	$(15,761)	$(75,748)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.24)	$(0.52)	$(0.33)	$(1.89)

SHARES USED IN THE PER SHARE CALCULATION - Basic and Diluted	47,553	42,206	47,387	40,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,761)	$(75,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,261	21,732
Asset impairment charges	4,645	6,853
Minority interest in net loss of consolidated subsidiaries	(2,825)	(4,086)
Deferred income tax	(5,502)	(3,849)
Stock-based compensation	1,057	1,749
Loss on disposal of fixed assets	157	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(57,274)	(36,758)
Inventories	(14,700)	3,690
Prepaid expenses and other assets	(4,151)	4,182
Accounts payable, accrued and other liabilities and deferred revenue	69,410	12,040

Net cash used in operating activities	(4,323)	(70,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(22,526)	—
Release of restricted cash and cash equivalents	1,904
Net proceeds from sale of short-term investments	1,500	987
Net proceeds from sale of land	—	12,106
Purchases of property and equipment	(3,854)	(4,097)
Net cash used in acquisitions	—	(1,179)

Net cash provided by (used in) investing activities	(22,976)	7,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	19,381	—
Net proceeds from (repayment of) short-term loans	(3,692)	13,957
Proceeds from issuance of common stock	2,999	110,704

Net cash provided by financing activities	18,688	91,824

Effect of exchange rate changes on cash and cash equivalents	1,205	(3,254)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,406)	26,192
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	112,907	96,214

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,499	$122,406

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

     The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 31, 2004 and 2003, and of Cash Flows for the nine-month periods ended December 31, 2004 and 2003, respectively, include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.

2. RESTATEMENT OF FINANCIAL STATEMENTS AND RELATED MATTERS

     Background. In a press release issued November 3, 2004, and Form 12b-25 filed on November 4, 2004, we announced that we would not timely file the Form 10-Q for our fiscal second quarter ended September 30, 2004, because:

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

     Subsequently, this customer reaffirmed the flat panel display contracts with ASI, and paid all amounts then due under the three contracts to ASI. The three contracts had an aggregate original value of $137.0 million at the time the contracts were booked. In conjunction with reaffirming the three contracts, certain terms were renegotiated, including an aggregate price reduction to the customer of approximately $7.0 million under the three contracts at the then-applicable exchange rate. We filed the Form 10-Q for our fiscal second quarter on December 30, 2004.

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

     In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in the Form 10-Q/A filed on December 30, 2004. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business.

     Summary of Restatement. The restatement corrected accounting errors at Asyst Shinko, Inc. (ASI), our 51%-owned joint venture company in Japan, that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusted ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results were to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million;

•	increase consolidated net loss per share from $0.02 to $0.05.

     See also Part I, Item 2, “Risk Factors” — “We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal second quarter” and Item 4 — Controls and Procedures.

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

     We are strengthening our controls over financial reporting to address the above-noted material weaknesses by performing timely reviews and analysis of operations and financial results and are actively recruiting additional staff to fill critical roles in the financial organization.

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

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to the Form 10-Q for the second fiscal quarter. On January 11, 2005, the panel approved our request to continue the listing of our common stock on the Nasdaq National Market and removed the fifth character, “E,” from our trading symbol effective with the opening of trading on January 12, 2005. While the panel determined that the company now appears to satisfy Nasdaq’s filing requirement, the panel will continue to monitor us to ensure our compliance with the filing requirement over the long term. The panel also determined to condition the company’s continued listing upon the company timely filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before January 31, 2006. If the company fails to make any periodic report filing in accordance with this condition, the panel decision stated that a Nasdaq panel will promptly conduct a hearing with respect to such failure, and the company’s securities may be immediately de-listed from The Nasdaq Stock Market.

3. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Preparation

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which we consider necessary for the fair presentation of the results of operations for the interim periods covered, and of our financial condition at the date of the interim balance sheets. Certain information and footnote disclosures included in the financial statements, prepared in accordance with generally accepted accounting principles, have been omitted in these interim statements, as allowed by the Securities and Exchange Commission, or SEC, rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. All significant intercompany accounts and transactions have been eliminated. Minority shareholders’ interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI, and our majority-owned subsidiary Asyst Japan, Inc., or AJI. Certain prior-year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentations. Such reclassifications did not have an effect on the prior periods net loss. We close our books on the last Saturday of each quarter and thus the actual dates of the quarter-end, December 25, 2004 and December 27, 2003, are different from the month-end dates used for reference throughout this Quarterly Report on Form 10-Q. This presentation is for convenience purposes. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2004 included in our Annual Report on Form 10-K.

     Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain unchanged by the staff position. We do not believe the impact of adoption of the measurement provisions of the EITF will be significant to our overall results of operations or financial position.

     In March 2004, the Financial Accounting Standards Board’s, or FASB’s Emerging Issues Task Force, or EITF, reached consensus on Issue 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, “Earnings Per Share.” The Issue also provides further guidance on how to apply the two-class method of computing earnings per share, or EPS, once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The guidance in this Issue was effective for reporting periods beginning after March 31, 2004 and requires the restatement of previously reported EPS. We have adopted this Issue and there is no effect on our basic and diluted EPS for the three- and nine-month periods ended December 31, 2004 and 2003.

     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS No. 151 on our financial position and results of operations.

     In December 2004, the FASB issued FASB Statement No. 153, “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payment (FAS 123(R)). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The standard is effective for our quarter ending September 30, 2005 and will apply to our employee stock option and stock purchase plans. We are currently evaluating the impact of the adoption of FAS 123(R) and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but believe it will have a significant adverse impact on our results from operations.

     Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents at March 31, 2004 primarily represents amounts that were restricted as to their use in accordance with Japanese debt agreements. The debt was fully paid in the first quarter of fiscal 2005, at which time the restriction lapsed.

     Accounts Receivable, net of allowance for doubtful accounts

     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	December 31,	March 31,
	2004	2004
Trade receivables	$110,513	$70,501
Unbilled receivables	85,662	73,800
Other	20,129	8,246
Less: Allowance for doubtful accounts	(6,484)	(4,608)

Total	$209,820	$147,939

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve, for some of our operations, calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. During the three-month period ended December 31, 2004, we wrote off $0.4 million of accounts receivable which we determined to be uncollectible and for which we had recorded specific reserves in previous quarters. We do not record interest on outstanding and overdue accounts receivable.

     Other includes notes receivable from customers in Japan in settlement of trade accounts receivable balances.

     We offer both open accounts and letters of credit to our customer base. Our standard open accounts are net 30 days; however, the customary local industry practices may differ and prevail where applicable. As of December 31, 2004, our billed accounts receivable aging, before allowance for doubtful accounts, was as follows (in thousands):

December 31,
2004
0 to 30 days	$71,075
31 to 60 days	16,687
61 to 90 days	7,599
Over 90 days	15,152

Total	$110,513

     Our subsidiaries in Japan, AJI, and ASI have agreements with certain Japanese banking institutions to sell certain trade receivables. For the nine-month period ended December 31, 2004, AJI and ASI sold approximately $9.0 million and $15.7 million, respectively, of accounts receivable without recourse.

     Inventories

     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2004	2004
Raw materials	$19,512	$16,241
Work-in-process and finished goods	22,911	11,453

Total	$42,423	$27,694

     We outsourced a majority of our fab automation product manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased inventory from us. No revenue was recorded for the sale of this inventory to Solectron. On an on-going basis, we may be obligated to acquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. As of December 31, 2004 and March 31, 2004, we had total inventory reserves of approximately $18.9 million and $14.7 million, respectively.

     Goodwill and Other Intangible Assets, net

     Goodwill

     In accordance with SFAS No. 142, we completed an annual goodwill impairment test in the third quarter of fiscal 2005 and there was no goodwill impairment charge required to be recognized.

     Goodwill balances and the changes in the carrying amount of goodwill during the nine-month period ended December 31, 2004 were as follows (in thousands):

	Fab Automation	AMHS	Total
Balance at March 31, 2004	$4,750	$67,223	$71,973
Foreign currency translation	—	1,018	1,018

Balance at December 31, 2004	$4,750	$68,241	$72,991

     Intangible assets

     Intangible assets were as follows (in thousands):

	December 31, 2004			March 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$65,098	$31,365	$33,733	$64,317	$21,778	$42,539
Customer base and other intangible assets	36,006	23,460	12,546	35,676	17,394	18,282
Licenses and patents	7,079	2,932	4,147	7,440	2,483	4,957

Total	$108,183	$57,757	$50,426	$107,433	$41,655	$65,778

     Amortization expense totaled $5.1 million and $5.3 million for the three-month periods ended December 31, 2004 and 2003, respectively. Amortization expense totaled $15.2 million and $14.8 million for the nine-month periods ended December 31, 2004 and 2003, respectively.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2005 and subsequent fiscal years, is as follows (in thousands):

Fiscal Years:
Remainder of 2005	$5,391
2006	19,919
2007	14,460
2008	8,728
2009 and beyond	1,928

Total	$50,426

     Warranty Reserve

     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty reserve (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Balance at beginning of period	$11,934	$7,941	$8,165	$7,561
Accruals for warranties issued during the period	9,085	1,080	16,180	2,892
Settlements made (in cash or in kind)	(6,649)	(522)	(9,721)	(2,594)
Foreign currency translation	589	—	335	640

Balance at end of period	$14,959	$8,499	$14,959	$8,499

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

     Contract Loss Reserve

     We routinely evaluate the contractual commitments with our customers and suppliers to determine if a probable loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We had a loss reserve of approximately $3.6 million and $4.8 million at December 31, 2004 and March 31, 2004, respectively. The balance at December 31, 2004 primarily relates to four AMHS contracts entered into by ASI and one contract entered into by ATI during the fiscal year ended March 31, 2004, and one contract entered into by ASI during the nine-month period ended December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss, as reported	$(11,664)	$(22,057)	$(15,761)	$(75,748)
Foreign currency translation adjustments	4,144	3,255	1,368	2,952
Unrealized losses on investments	(61)	—	(131)	—

Comprehensive loss	$(7,561)	$(18,802)	$(14,524)	$(72,796)

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

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share reported in the statement of operations, nor in the table presented in the Stock-Based Compensation section below, as to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Restricted stock options	62	44	64	44
Restricted stock awards	40	—	27	—
Stock options	7,451	8,411	8,067	8,982
Convertible notes	5,682	5,682	5,682	5,682

Total	13,235	14,137	13,840	14,708

Stock-Based Compensation

     Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances to employees been determined based on the fair value at the grant or issuance date, consistent with the provisions of SFAS No. 123 and SFAS No. 148, our net losses for the three- and nine-month periods ended December 31, 2004 and 2003, respectively, would have increased as indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss — as reported	$(11,664)	$(22,057)	$(15,761)	$(75,748)
Add: employee stock-based compensation expense included in reported net loss, net of tax	205	565	961	1,580
Less: total employee stock-based compensation expense determined under fair value, net of tax	(2,868)	(3,914)	(8,107)	(11,311)

As adjusted net loss	$(14,307)	$(25,406)	$(22,907)	$(85,479)

Basic and diluted net loss per share — As reported	$(0.24)	$(0.52)	$(0.33)	$(1.89)

Basic and diluted net loss per share — As adjusted	$(0.30)	$(0.60)	$(0.48)	$(2.13)

Shares used in computing As Reported and As Adjusted net loss per share	47,553	42,206	47,387	40,066

Defined Benefit Pension Plans

     Our joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law.

     The net periodic benefit cost for the plan for the three- and nine months ended December 31, 2004 was approximately $0.2 million and $0.6 million, respectively. The net periodic benefit cost for the plan for the three- and nine months ended December 31, 2003 was approximately $0.2 million and $0.6 million, respectively.

4. RESTRUCTURING CHARGES

     Restructuring charges and related utilization for the three-month periods ended June 30, September 30 and December 31, 2004 were (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(385)	(422)
Foreign currency translation adjustment	—	4	4

Balance, June 30, 2004	33	2,022	2,055
Additional (reduction in) accruals	482	(41)	441
Amounts paid in cash	(461)	(279)	(740)
Foreign currency translation adjustment	(1)	(7)	(8)

Balance, September 30, 2004	53	1,695	1,748

	Severance and
	Benefits	Excess Facilities	Total
Additional (reduction in) accruals	1,182	(66)	1,116
Amounts paid in cash	(522)	(324)	(846)
Foreign currency translation adjustment	4	12	16

Balance, December 31, 2004	$717	$1,317	$2,034

     We incurred restructuring charges of $1.1 million, $0.4 million and $0.2 million for the three-month periods ended December 31, September 30 and June 30, 2004, respectively, consisting primarily of severance costs resulting from a reduction in workforce.

     In December 2004, we announced a restructuring initiative in our Fab Automation reporting segment, which involved the termination of employment of approximately 70 employees, including 5 in manufacturing, 55 in selling, general and administration, and 10 from our international operations. The total costs of this restructuring are expected to be approximately $1.1 million in one-time termination benefits, which was expensed in our fiscal third quarter. The restructuring is expected to provide annual expense savings of approximately $8.0 to $9.0 million.

     The outstanding accrual balance of $2.0 million at December 31, 2004 consists primarily of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.7 million, which will be paid over the next five quarters and severance payments relating to the December 2004 restructuring, which are expected to be paid prior to the end of the fiscal year. All remaining accrual balances are expected to be settled in cash.

     Restructuring charges and related utilization for the three-month periods ended December 31, September 30, and June 30, 2003 were (in thousands):

	Severance
	and	Excess	Fixed Asset
	Benefits	Facilities	Impairment	Total
Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	470	4,207	—	4,677
Additional accruals	160	327	—	487
Non-cash related utilization	—	—	—	—
Amounts paid in cash	(305)	(957)	—	(1,262)

Balance, September 30, 2003	325	3,577	—	3,902
Additional accruals	1,743	—	—	1,743
Non-cash related utilization	70	(47)	—	23
Amounts paid in cash	(2,074)	(491)	—	(2,565)

Balance, December 31, 2003	$64	$3,039	$—	$3,103

     During the three-month period ended December 31, 2003, we recorded net severance and other charges of $1.0 million primarily related to the settlement and release of claims arising from the termination of a former officer. We also incurred a net $0.7 million of severance expenses mainly from headcount reductions in our Japanese operations resulting from its outsourcing activities.

     During the nine-month period ended December 31, 2003, we incurred restructuring charges of $6.6 million, consisting primarily of severance costs from a reduction in workforce in April 2003 and the claim settlement mentioned above. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds.

5. ASSET IMPAIRMENT CHARGES

     During the three-month period ended December 31, 2004, we removed from service and made available for sale certain land and a building relating to our wholly-owned Japanese subsidiary, Asyst Japan, Inc., or AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. The outsourcing transition is substantially complete and remaining personnel and operations have been consolidated into other facilities.

     As a result, during the three-month period ended December 31, 2004, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. The carrying value of the assets at December 31, 2004 was $2.3 million. We expect to complete the sale of the land and building within the next twelve months.

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

6. INCOME TAXES

     Income tax benefit for the three-month period ended December 31, 2004 was $1.0 million, primarily due to a tax benefit of $1.7 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition offset by a $0.5 million tax provision recorded by ASI and tax provision of $0.2 million recorded primarily by other international subsidiaries. Income tax benefit for the nine-month period ended December 31, 2004 was approximately $2.5 million, primarily due to a tax benefit of $5.0 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by $1.7 million of tax provisions recorded by ASI and tax provisions of $0.8 million recorded primarily by other international subsidiaries. Income tax benefit of $2.1 million and $4.5 million was recorded for the three- and nine-month periods ended December 31, 2003, respectively. The amounts reported were primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by tax provisions in our international subsidiaries. Deferred tax assets related to our Japan subsidiary, AJI, and ASI are recognized to the extent realizable. In fiscal 2003, we established a full valuation allowance for our domestic net deferred tax assets.

7. REPORTABLE SEGMENTS

     We have two reportable product segments: Fab Automation and AMHS. The Fab Automation segment includes interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software products. The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

     We evaluate performance and allocate resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment.

     Segment information is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Fab Automation Products:
Net sales	$52,128	$32,517	$192,700	$82,022

Loss from operations	$(11,557)	$(18,029)	$(9,996)	$(67,988)

AMHS:
Net sales	$109,255	$42,371	$276,714	$89,483

Loss from operations	$(2,757)	$(6,357)	$(10,075)	$(11,755)

Consolidated:
Net sales	$161,383	$74,888	$469,414	$171,505

Loss from operations	$(14,314)	$(24,386)	$(20,071)	$(79,743)

     Total operating loss is equal to consolidated loss from operations for the periods presented. We do not allocate other income (expense), net to individual segments.

	December 31, 2004	March 31, 2004
Fab Automation Products:
Total assets	$202,501	$205,002

AMHS:
Total assets	$344,509	$268,607

Consolidated:
Total assets	$547,010	$473,609

     For the three-month period ended December 31, 2004, two customers accounted for 35.9 percent and 11.6 percent of our net sales, respectively, compared to only one customer that accounted for 23.9 percent of our net sales for the corresponding period in fiscal 2004. For the nine-month periods ended December 31, 2004 and 2003, one customer accounted for 24.6 percent and 12.2 percent of our net sales, respectively.

8. DEBT

     We had $36.2 million and $18.2 million of short-term debt issued by banks in Japan at December 31 and March 31, 2004, respectively. Approximately $11.2 million and $13.4 million at December 31 and March 31, 2004, respectively, is owed by our Japanese subsidiary, AJI, and is guaranteed by Asyst in the United States. The remaining portion, $25.0 million and $4.8 million at December 31 and March 31, 2004, respectively, is owed by ASI. As of December 31, and March 31, 2004, the interest rate ranged from 1.4 percent to 2.4 percent.

     Long-term debt and capital leases consisted of the following (in thousands):

	December 31,	March 31,
	2004	2004
Convertible subordinated notes	$86,250	$86,250
Secured straight bonds	5,309	7,110
Capital leases	974	489

Total long-term debt	92,533	93,849
Less: Current portion of long-term debt and capital leases	(2,858)	(2,775)

Long-term debt and capital leases net of current portion	$89,675	$91,074

     At December 31, 2004, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,	Amount
Remaining portion of 2005	$725
2006	2,841
2007	1,528
2008	934
2009	86,505

$92,533

Convertible Subordinated Notes

     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended December 31, 2004 and 2003, respectively, and $0.3 million during each of the nine-month periods ended December 31, 2004 and 2003, respectively.

Secured Straight Bonds

     We had $5.3 million and $7.1 million of secured straight bonds from a bank in Japan at December 31, 2004 and March 31, 2004, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.4 percent as of December 31 and March 31, 2004, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

Lines of Credit

     At December 31, 2004, we had available to us a $25.0 million two-year revolving line of credit with a commercial bank, as amended during the first quarter of fiscal year 2005. The amended line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain with the bank during the term of the line of credit a minimum balance of $5.0 million of cash and cash equivalents. In addition, the amendment extended the line of credit through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowing under the line of credit and reduced certain fees and interest charges applicable to borrowing under the line of credit. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding. The line of credit was fully paid down during the three-month period ended December 31, 2003. As of December 31, 2004, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.

     At December 31, 2004, ASI had three revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $67.1 million at the exchange rate as of December 31, 2004. As of December 31, 2004 and March 31, 2004, respectively, ASI had outstanding borrowings of 2.6 billion Japanese Yen and 0.5 billion Japanese Yen, or approximately $25.0 million and $4.8 million, respectively, at the exchange rate as of December 31, 2004 and March 31, 2004, respectively, that is recorded in short-term debt.

     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate, or TIBOR, which was 0.06 percent at December 31, 2004, plus margins of 1.00 to 1.25 percent. Under terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. None of these lines require collateral and none of these lines require guarantees from Asyst or its other subsidiaries in the event of default by ASI. Unless extended, these lines will expire at various times up to December 2005, at which time all amounts outstanding will be due and payable.

     Our Japanese subsidiary, AJI, maintains revolving lines of credit with five Japanese banks. The lines carry annual interest rates of 1.4 to 2.4 percent and substantially all of these lines are guaranteed by the company in the United States. As of December 31, 2004 and March 31, 2004, respectively, AJI had outstanding borrowings of 1.2 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $11.2 million and $13.4 million, at exchange rates as of December 31, 2004 and March 31, 2004, respectively, that are recorded as short-term debt.

     We have guaranteed certain lease payments with respect to equipment and real estate of AJI, our Japanese subsidiary.

9. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

Employee Stock Option Grants

     Options to purchase 27,500 shares and 32,350 shares of common stock were granted to employees during the three-month periods ended December 31, 2004 and 2003, respectively. Options to purchase 1,608,450 and 3,033,258 shares of common stock were granted to employees for the nine-month periods ended December 31, 2004 and 2003, respectively. At December 31, 2004, options to purchase 7,513,216 shares of common stock were outstanding, and 1,237,572 shares of common stock were available for issuance under our 2001 and 2003 stock option plans.

Employee Stock Purchase Plan

     As of December 31, 2004, 1,960,814 shares had been purchased and 489,186 shares of common stock were available for issuance under the Employee Stock Purchase Plan.

Fair Value Disclosures

     Information regarding net loss and net loss per share, as adjusted, is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $3.15 and $10.40 during the three-month periods December 31, 2004 and 2003, respectively, and $5.16 and $4.42 during the nine-month periods ended December 31, 2004 and 2003, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in our employee options. The usage of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because our employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimate of the fair value of those options, it is our opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of our employee options.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants in the three- and nine-month periods ended December 31, 2004 and 2003, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	3.27%	3.00%	3.30%	2.70%
Expected term of options (in years)	4.64	4.60	4.44	4.37
Expected volatility	91.49%	81.48%	91.81%	91.62%
Expected dividend yield	—	—	—	—

     Using Black-Scholes, the per share weighted average estimated fair value of rights to purchase our stock issued under our Employee Stock Purchase Plan during the three-month periods ended December 31, 2004 and 2003 was $1.51 and $4.06, respectively, and for the nine-month periods ended December 31, 2004 and 2003 was $2.43 and $1.94, respectively.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	2.31%	1.29%	2.08%	1.21%
Expected term of options (in years)	0.50	0.50	0.50	0.50
Expected volatility	82.80%	63.76%	83.86%	82.06%
Expected dividend yield	—	—	—	—

10. RELATED PARTY TRANSACTIONS

     At March 31, 2004, we held a note from a non-officer employee totaling $0.3 million which was fully paid off as of December 31, 2004.

     Our majority-owned subsidiary, ASI, has certain transactions with the minority shareholder, Shinko. At December 31, 2004 and March 31, 2004 accounts payable due to Shinko were $2.1 million and $17.2 million, respectively. Materials and services purchased from Shinko for the nine-month periods ended December 31, 2004 and 2003 were $21.3 million and $18.4 million, respectively.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     We lease various facilities under non-cancelable capital and operating leases. At December 31, 2004, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease	Sublease Income
Remaining portion of 2005	$92	$2,037	$(131)
2006	303	5,198	(523)
2007	232	1,917	(43)
2008	183	1,501	—
2009 and thereafter	180	1	—

Total	990	$10,654	$(697)

Less: interest	(16)

Present value of minimum lease payments	974
Less: current portion of capital leases	(312)

Capital leases, net of current portion	$662

     Rent expense under our operating leases was approximately $1.5 million and $1.2 million for the three-month periods ended December 31, 2004 and 2003, respectively; and $4.1 million and $3.6 million for the nine-month periods ended December 31, 2004 and 2003, respectively.

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

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, $0.4 million has been accrued for the legal proceedings described above in our financial statements as of December 31, 2004.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Risk Factors.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of March 27, 2004 and March 31, 2003, and for each of the three years in the period ended March 27, 2004 as filed in our Annual Report Form 10-K for the year ended March 27, 2004. Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications did not have an effect on the prior periods net loss.

     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “Asyst” refer to Asyst Technologies, Inc. and its subsidiaries.

Overview

     We develop, manufacture, sell and support integrated automation systems, primarily for the worldwide semiconductor and the flat panel display, or FPD, manufacturing industries.

     We principally sell directly to the semiconductor and FPD manufacturing industries. We also sell to other original equipment manufacturers, or OEMs, that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process.

     On October 16, 2002, we established a joint venture with Shinko Electric, Co., Ltd., or Shinko, called Asyst Shinko, Inc, or ASI. The joint venture develops, manufactures, sells and supports Automated Material Handling Systems, or AMHS, with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and acquired the remaining 49.0 percent interest. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets.

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

     Our net sales for the nine-month period ended December 31, 2004 increased by 173.7 percent compared to the corresponding period of fiscal 2004. The increase was primarily due to the sale of our AMHS products, which increased 209.2 percent for the nine-month period ended December 31, 2004 compared to the same period of fiscal 2004. In addition, net sales of Fab Automation Products for the nine-month period ended December 31, 2004 increased by 134.9 percent compared to the same period of fiscal 2004. AMHS revenues represented 58.9 percent of our total revenue for the nine-month period ended December 2004, compared to 52.2 percent for the nine-month period ended December 2003.

     For the remainder of fiscal 2005, we believe critical success factors include manufacturing cost reduction, product quality, customer relationship, and continued demand for our products. Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the three- and nine-month periods ended December 31, 2004 may not be indicative of future operating results.

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

     Subsequently, this customer reaffirmed the flat panel display contracts with ASI, and paid all amounts then due under the three contracts to ASI. The three contracts had an aggregate original value of $137.0 million at the time the contracts were booked. In conjunction with reaffirming the three contracts, certain terms were renegotiated, including an aggregate price reduction to the customer of approximately $7.0 million under the three contracts at the then-applicable exchange rate. We filed the Form 10-Q for our fiscal second quarter on December 30, 2004.

     Audit Committee Investigation. Upon notification by Asyst management of the customer dispute referred to above, the Audit Committee of our Board of Directors promptly initiated an independent legal and forensic investigation of this matter in October 2004, which has been completed. The Audit Committee concluded that Asyst management had prevented the payment to the customer employee, no evidence of other improper payments was discovered and Asyst management was not involved in the improper conduct.

     Closing Process and Restatement. Asyst believes that the ERP system conversion issues that led to inventory reconciliation difficulties at ASI have been addressed and that the system will support the timely preparation and submission of its consolidated financial statements in future reporting periods.

     In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in the Form 10-Q/A filed on December 30, 2004. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business.

     Summary of Restatement. The restatement corrected accounting errors at Asyst Shinko, Inc. (ASI), our 51%-owned joint venture company in Japan, that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusted ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results were to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million;

•	increase consolidated net loss per share from $0.02 to $0.05.

     See also Part I, Item 2, “Risk Factors” — “We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal second quarter” and Item 4 — Controls and Procedures.

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

     Management believes there have been no significant changes during the nine-month period ended December 31, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 27, 2004.

Results of Operations

The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Fab Automation Products:
Net sales	$52,128	$32,517	$192,700	$82,022

Loss from operations	$(11,557)	$(18,029)	$(9,996)	$(67,988)

AMHS:
Net sales	$109,255	$42,371	$276,714	$89,483

Loss from operations	$(2,757)	$(6,357)	$(10,075)	$(11,755)

Consolidated:
Net sales	$161,383	$74,888	$469,414	$171,505

Loss from operations	$(14,314)	$(24,386)	$(20,071)	$(79,743)

     The $66.9 million increase in AMHS sales for the three-month period ended December 31, 2004 as compared to the same period of fiscal 2004 was primarily due to a $58.7 million increase in sales to flat panel display manufacturers, principally to one customer in Asia, and a $8.2 million increase in sales to semiconductor fabs, predominantly in North America, Korea, and Japan. The $187.2 million increase in AMHS sales for the nine-month period ended December 31, 2004 as compared to the same period of fiscal 2004 was primarily due to an $141.0 million increase in sales to flat panel display manufacturers, predominantly in Asia, and a $46.2 million increase in sales to semiconductor fabs, predominantly in Asia and North America.

The $19.6 million increase in Fab Automation sales for the three-month period ended December 31, 2004 as compared to the same period of fiscal 2004 was primarily due to a $16.0 million increase in revenues for factory interface and software products. The $110.7 million increase in Fab Automation sales for the nine-month period ended December 31, 2004 as compared to the same period of fiscal 2004 was primarily due to a $95.0 million increase in revenues for factory interface and software products.

Comparison of Expenses, Gross Margin, Interest & Other, and Taxes

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the three and nine-month periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	82.0	85.9	80.7	84.2

Gross profit	18.0	14.1	19.3	15.8
OPERATING EXPENSES:
Research and development	5.3	12.3	5.8	15.9
Selling, general and administrative	14.9	25.0	13.2	29.9
Amortization of acquired intangible assets	3.1	7.0	3.2	8.6
Restructuring and other charges	0.7	2.3	0.4	3.8
Asset impairment charges	2.9	—	1.0	4.0

Total operating expenses	26.9	46.7	23.6	62.3

Loss from operations	(8.9)	(32.6)	(4.3)	(46.5)
INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	0.3	0.3	0.3	0.3
Interest expense	(1.0)	(2.4)	(1.1)	(3.2)
Other income (expense), net	0.9	(0.8)	0.6	0.2

Interest and other income (expense), net	0.2	(2.9)	(0.2)	(2.7)

Loss before benefit from income taxes and minority interest	(8.7)	(35.5)	(4.5)	(49.2)
BENEFIT FROM INCOME TAXES	0.6	2.8	0.5	2.6
MINORITY INTEREST	0.9	3.2	0.6	2.4

NET LOSS	(7.2)%	(29.5)%	(3.4)%	(44.2)%

Gross Margin

     Gross margin increased to 18.0 percent of net sales for the three-month period ended December 31, 2004, compared to 14.1 percent of net sales for the corresponding period of the prior year. The increase was primarily due to increased gross margins in the AMHS segment, which increased to 10.0 percent of net sales in the current period compared to 5.2 percent of net sales for the corresponding period of the prior year. This increase was primarily due to the improvement in margin from the semiconductor business during the current quarter as compared with the corresponding period of the prior year. The Fab Automation gross margins improved to 34.3 percent in the current period compared to 25.8 percent in the corresponding period of the prior year. The increase was primarily due to an improvement in mix of higher margin 200mm factory interface and software products, as well as product cost reductions.

     For the nine-month period ended December 31, 2004, gross margin increased to 19.3 percent of net sales compared to 15.8 percent of net sales for the corresponding period of the prior year. The increase was primarily due to the improved gross margins in the Fab Automation business, where gross margins improved to 33.7 percent in the current period compared to 17.0 percent in the corresponding period of the prior year, offset by lower margins in the flat panel display AMHS business. The gross margin improvement was primarily due to an improvement in mix of higher margin 200mm factory interface and software products, and a reduction in manufacturing overhead expenses.

     We expect 300mm product sales to continue to increase as a percentage of our sales mix, although quarterly fluctuations are possible. Our 300mm fab automation products face greater competition and currently have lower margins compared with our 200mm products. Swings in product mix may impact our gross margins on a quarter-over-quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect 300mm gross margins to improve over time, although we expect price competition to continue. We expect continued decline in our 200mm product sales in the next quarter as bookings in our key markets in China and elsewhere have slowed down. Our gross margin will continue to be affected by future changes in product mix and net sales volumes, as well as market competition.

Research and Development

	Three Months Ended		Change	Nine Months Ended		Change
	December 31,		Increase	December 31,		Increase
(in thousands, except percentage)	2004	2003	(decrease)	2004	2003	(decrease)
Research and development	$8,485	$9,204	$(719)	$27,237	$27,219	$18

Percentage of total net sales	5.3%	12.3%		5.8%	15.9%

     Research and development expenses decreased to $8.5 million for the three-month period ended December 31, 2004, compared with $9.2 million in the corresponding period of the prior year. For the nine-month period ended December 31, 2004, research and development expenses of $27.2 million were flat compared to the same period of the prior year. The decrease in research and development expenses for the three-month period ended December 31, 2004 was primarily due to a reduction in prototype material, as the Spartan Sorter was transferred from research and development to production, and a decrease in labor expenses associated with headcount reductions. Research and development expenses declined to 5.3 percent of net sales for the three-month period ended December 31, 2004, compared with 12.3 percent of net sales in the corresponding period of the prior year. The decrease as a percentage of sales is largely due to a larger revenue base in the current period and a decrease of $0.7 million in research and development expense compared to the corresponding period of the prior year.

     Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales.

Selling, General and Administrative

	Three Months Ended		Change	Nine Months Ended		Change
	December 31,		Increase	December 31,		Increase
(in thousands, except percentage)	2004	2003	(decrease)	2004	2003	(decrease)
Selling, general and administrative	$24,066	$18,755	$5,311	$61,985	$51,274	$10,711

Percentage of total net sales	14.9%	25.0%		13.2%	29.9%

     The increase in selling, general and administrative, or SG&A, expenses for the three- and nine-month period ended December 31, 2004, compared with the same period of fiscal 2004, was primarily due to an increase in accounting and compliance costs, legal fees and costs associated with our review, documentation and testing of internal control over financial reporting required under SEC rules and accounting standards. The higher expenses were also a result of increased spending on consultants to implement business process improvements that were not related to compliance requirements. We also incurred $1.7 million of accounting, legal and other costs related to the fiscal second quarter delay in closing ASI’s books, delayed filing of the Form 10-Q and resulting Nasdaq listing qualifications process, and the Audit Committee’s investigation and restatement described in this report.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Nine Months Ended		Change
	December 31,		Increase	December 31,		Increase
(in thousands, except percentage)	2004	2003	(decrease)	2004	2003	(decrease)
Amortization of acquired intangible assets	$5,086	$5,271	$(185)	$15,178	$14,834	$344

Percentage of total net sales	3.1%	7.0%		3.2%	8.6%

     The fluctuations in amortization expense for the three- and nine-month periods ended December 31, 2004, compared with the corresponding periods in the prior year, were due to exchange rate fluctuations as the majority of our intangible assets are denominated in Yen.

Restructuring Charges

	Three Months Ended		Change	Nine Months Ended		Change
	December 31,		Increase	December 31,		Increase
(in thousands, except percentage)	2004	2003	(decrease)	2004	2003	(decrease)
Restructuring and other charges	$1,116	$1,743	$(627)	$1,703	$6,593	$(4,890)

Percentage of total net sales	0.7%	2.3%		0.4%	3.8%

     The following table summarizes the activities in our restructuring accrual during the three-month periods ended June 30, 2004, September 30, and December 31, 2004 (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(385)	(422)
Foreign currency translation adjustment	—	4	4

Balance, June 30, 2004	33	2,022	2,055
Additional (reduction in) accruals	482	(41)	441
Amounts paid in cash	(461)	(279)	(740)
Foreign currency translation adjustment	(1)	(7)	(8)

Balance, September 30, 2004	53	1,695	1,748
Additional (reduction in) accruals	1,182	(66)	1,116
Amounts paid in cash	(522)	(324)	(846)
Foreign currency translation adjustment	4	12	16

Balance, December 31, 2004	$717	$1,317	$2,034

     We incurred restructuring charges of $1.1 million, $0.4 million and $0.2 million for the three-month periods ended December 31, September 30 and June 30, 2004, respectively, consisting primarily of severance costs resulting from a reduction in workforce.

     In December 2004, we announced a restructuring initiative in our Fab Automation reporting segment, which involved the termination of employment of approximately 70 employees, including 5 in manufacturing, 55 in selling, general and administration, and 10 from our international operations. The total costs of this restructuring are expected to be approximately $1.1 million in one-time termination benefits, which was expensed in our fiscal third quarter. The restructuring is expected to provide annual expense savings of approximately $8.0 to $9.0 million.

     The outstanding accrual balance of $2.0 million at December 31, 2004 consists primarily of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.7 million, which will be paid over the next five quarters and severance payments relating to the December 2004 restructuring, which are expected to be paid prior to the end of the fiscal year. All remaining accrual balances are expected to be settled in cash.

     Restructuring charges and related utilization for the three-month periods ended December 31, September 30, and June 30, 2003 were (in thousands):

	Severance and		Fixed Asset
	Benefits	Excess Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional accruals	3,448	869	46	4,363
Non-cash related utilization	—	(29)	(205)	(234)
Amounts paid in cash	(3,269)	(250)	(33)	(3,552)

Balance, June 30, 2003	470	4,207	—	4,677
Additional accruals	160	327	—	487
Non-cash related utilization	—	—	—	—
Amounts paid in cash	(305)	(957)	—	(1,262)

Balance, September 30, 2003	325	3,577	—	3,902
Additional accruals	1,743	—	—	1,743
Non-cash related utilization	70	(47)	—	23
Amounts paid in cash	(2,074)	(491)	—	(2,565)

Balance, December 31, 2003	$64	$3,039	$—	$3,103

     During the three-month period ended December 31, 2003, we recorded net severance and other charges of $1.0 million primarily related to the settlement and release of claims arising from the termination of a former officer. We also incurred a net $0.7 million of severance expenses mainly from headcount reductions in our Japanese operations resulting from its outsourcing activities.

     During the nine-month period ended December 31, 2003, we incurred restructuring charges of $6.6 million, consisting primarily of severance costs from a reduction in workforce in April 2003 and the claim settlement mentioned above. Additionally, we incurred a charge for future lease obligations on a vacated facility in excess of estimated future sublease proceeds.

Asset Impairment Charges

	Three Months Ended		Change	Nine Months Ended		Change
	December 31,		Increase	December 31,		Increase
(in thousands, except percentage)	2004	2003	(decrease)	2004	2003	(decrease)
Asset impairment charges	$4,645	$—	$4,645	$4,645	$6,853	$(2,208)

Percentage of total net sales	2.9%	0.0%		1.0%	4.0%

     During the three-month period ended December 31, 2004, we removed from service and made available for sale certain land and a building relating to our wholly-owned Japanese subsidiary, Asyst Japan, Inc., or AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. The outsourcing transition is substantially complete and remaining personnel and operations have been consolidated into other facilities.

     As a result, during the three-month period ended December 31, 2004, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. The carrying value of the assets at December 31, 2004 was $2.3 million. We expect to complete the sale of the land and building within the next twelve months.

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

Interest and Other Income (Expense), Net

	Three Months Ended		Change	Nine Months Ended		Change
	December 31,		Increase	December 31,		Increase
(in thousands, except percentage)	2004	2003	(decrease)	2004	2003	(decrease)
Interest income	$479	$189	$290	$1,197	$563	$634

Interest expense	$1,691	$1,798	$(107)	$4,953	$5,415	$(462)

Other income (expense), net	$1,509	$(596)	$2,105	$2,692	$259	$2,433

     Interest income for the three- and nine-month periods ended December 31, 2004 was higher than the comparable periods in fiscal 2004 due largely to higher average cash and investment balances.

     Interest expense was lower primarily due to a reduction in outstanding debt balances for the three- and nine-month periods ended December 31, 2004 as compared to the same periods of fiscal 2004.

     Other income (expense), net was higher primarily due to an increase in royalty income for the three- and nine-month periods ended December 31, 2004 as compared to the same periods of fiscal 2004.

Income Taxes

	Three Months Ended		Change	Nine Months Ended		Change
	December 31,		Increase	December 31,		Increase
(in thousands, except percentage)	2004	2003	(decrease)	2004	2003	(decrease)
Benefit from income taxes	$962	$2,117	$(1,155)	$2,549	$4,502	$(1,953)

Percentage of total net sales	0.6%	2.8%		0.5%	2.6%

     Income tax benefit for the three months ended December 2004 was due to a tax benefit recorded on the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset primarily by tax provisions in ASI and other international subsidiaries. The benefit for the nine-month period ended December 31, 2004 was due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by tax provisions primarily in the international subsidiaries. The benefits recorded for the three- and nine-month periods ended December 31, 2003 were due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset primarily by tax provisions in international subsidiaries. Deferred tax assets related to our Japan subsidiary, AJI, and ASI are recognized to the extent realizable.

     In fiscal 2003, we determined that under applicable accounting principles, based on our history of consecutive losses since the fourth quarter of fiscal year 2001, it was more likely than not that we would not realize any value for our net deferred tax assets in the United States. Accordingly, we established a valuation allowance equal to 100.0 percent of the amount of these assets. If we determine in the future that we would be able to realize our deferred tax in excess of the net amount recorded, we would record an adjustment to the deferred tax asset, increasing income in the period such determination was made.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, bank borrowings, long-term debt and cash generated from operations. See also Risk Factors — “We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal second quarter” — for additional information on our ability to raise funds.

     As of December 31, 2004, we had approximately $131.1 million in cash, cash equivalents and short-term investments, $127.2 million in working capital and $89.7 million in long-term debt and capital leases, net of current portion.

     The table below, for the periods indicated, provides selected condensed consolidated cash flow information:

	Nine Months Ended
	December 31,
(in thousands)	2004	2003
Net cash used in operating activities	$(4,323)	$(70,195)
Net cash provided by (used in) investing activities	$(22,976)	$7,817
Net cash provided by financing activities	$18,688	$91,824

Cash Flows from Operating Activities

     Net cash of $4.3 million was used to fund our operating activities for the nine-month period ended December 31, 2004, primarily due to a net loss of $15.8 million and $6.7 million increase in working capital, primarily accounts receivable, partially offset by various non-cash net charges of $17.6 million, including depreciation and amortization, stock-based compensation charges, asset impairment charges, restructuring charges, movements in deferred taxes and minority interest loss allocations. Net cash of $70.2 million was used in fund our operating activities for the nine-month period ended December 31, 2003, primarily due to a net loss of $75.7 million and $16.8 million increase in working capital, partially offset by non-cash charges of $22.4 million, including depreciation and amortization, asset impairment charges and restructuring charges.

     We continue to improve our days sales outstanding, or DSO, which have decreased to 118 days at December 31, 2004, from 174 days at March 31, 2004. At December 31, 2003, our DSO was 149 days. However, unbilled receivables grew due to the increase in revenues recognized by ASI under the percentage-of-completion method. Unbilled receivables are excluded from our DSO calculation. The significant increase in accounts payable and accrued liabilities at December 31, 2004 over those of March 31, 2004 was mainly attributable to larger balances at ASI due to its higher revenue levels. Our inventory turns were 12.0 times on an annualized basis for the nine-month period ended December 31, 2004, compared to 13.5 times for the same period of fiscal 2004, primarily due to increased demand for our products and improving efficiencies from our outsourcing transition.

     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments, and inventory levels.

   Cash Flows from Investing Activities

     Net cash used in investing activities was $23.0 million for the nine-month period ended December 31, 2004, due to $22.5 million in purchases of short-term investments and $3.9 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units, partially offset by $1.9 million in proceeds from the release of restricted cash and cash equivalents, as the restriction lapsed due to the repayment of the related debt in the first quarter of fiscal 2005.

     Net cash of $7.8 million provided by investing activities for the nine-month period ended December 31, 2003 primarily consisted of net proceeds of $12.1 million from the sale of land, partially offset by purchases of property and equipment of $4.1 million and net cash of $1.2 million used in ASI’s acquisition of Shinko Technologies, Inc., the American subsidiary of Shinko.

   Cash Flows from Financing Activities

     Net cash provided by financing activities was $18.7 million for the nine-month period ended December 31, 2004, due to $19.4 million in proceeds from our line of credit and $3.0 million in proceeds from the issuance of common stock under our employee stock programs, partially offset by $3.7 million in pay downs against borrowings.

     Net cash provided by financing activities was $91.8 million for the nine-month period ended December 31, 2003, including $99.0 million in net proceeds from the issuance of common stock in a public offering, and $11.7 million issued under our employee stock programs, primarily due to exercises of stock options by terminated employees prior to the expiration of their stock options, and $14.0 million in loan proceeds from short-term borrowing and additional long-term debt in our Japanese subsidiary, which is partially offset by $32.8 million of loan repayments in the first nine months of the year.

     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year, and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended December 31, 2004 and 2003, respectively, and $0.3 million during each of the nine-month periods ended December 31, 2004 and 2003, respectively.

     We had $5.3 million and $7.1 million of secured straight bonds from a bank in Japan at December 31, 2004 and March 31, 2004, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.4 percent as of December 31, 2004 and March 31, 2004, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

     At December 31, 2004, we had available to us a $25.0 million two-year revolving line of credit with a commercial bank, as amended during the first quarter of fiscal year 2005. The amended line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain with the bank during the term of the line of credit a minimum balance of $5.0 million of cash and cash equivalents. In addition, the amendment extended the line of credit through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowing under the line of credit and reduced certain fees and interest charges applicable to borrowing under the line of credit. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding. The line of credit was fully paid down during the three-month period ended December 31, 2003. As of December 31, 2004, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.

     At December 31, 2004, ASI had three revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $67.1 million at the exchange rate as of December 31, 2004. As of December 31, 2004 and March 31, 2004, respectively, ASI had outstanding borrowings of 2.6 billion Japanese Yen and 0.5 billion Japanese Yen, or approximately $25.0 million and $4.8 million, respectively, at the exchange rate as of December 31, 2004 and March 31, 2004, respectively, that is recorded in short-term debt.

     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate, or TIBOR, which was 0.06 percent at December 31, 2004, plus margins of 1.00 to 1.25 percent. Under terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. None of these lines require collateral and none of these lines require guarantees from Asyst or its other subsidiaries in the event of default by ASI. Unless extended, these lines will expire at various times up to December 2005, at which time all amounts outstanding will be due and payable.

     Our Japanese subsidiary, AJI, maintains revolving lines of credit with five Japanese banks. The lines carry annual interest rates of 1.4 to 2.4 percent and substantially all of these lines are guaranteed by the company in the United States. As of December 31, 2004 and March 31, 2004, respectively, AJI had outstanding borrowings of 1.2 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $11.2 million and $13.4 million, at exchange rates as of December 31, 2004 and March 31, 2004, respectively, that are recorded as short-term debt.

     Continued operating losses may constitute a material use of our cash resources. The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable. We believe, however, our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements through December 31, 2005.

     At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financings may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business. As a result of the late filing of the fiscal second quarter Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we failed to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity.

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

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to the Form 10-Q for the second fiscal quarter. On January 11, 2005, the panel approved our request to continue the listing of our common stock on the Nasdaq National Market and removed the fifth character, “E,” from our trading symbol effective with the opening of trading on January 12, 2005. While the panel determined that the company now appears to satisfy Nasdaq’s filing requirement, the panel will continue to monitor us to ensure our compliance with the filing requirement over the long term. The panel also determined to condition the company’s continued listing upon the company timely filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before January 31, 2006. If the company fails to make any periodic report filing in accordance with this condition, the panel decision stated that a Nasdaq panel will promptly conduct a hearing with respect to such failure, and the company’s securities may be immediately de-listed from The Nasdaq Stock Market.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain unchanged by the staff position. We do not believe the impact of adoption of the measurement provisions of the EITF will be significant to our overall results of operations or financial position.

     In March 2004, the Financial Accounting Standards Board’s, or FASB’s Emerging Issues Task Force, or EITF, reached consensus on Issue 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, “Earnings Per Share.” The Issue also provides further guidance on how to apply the two-class method of computing earnings per share, or EPS, once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The guidance in this Issue was effective for reporting periods beginning after March 31, 2004 and requires the restatement of previously reported EPS. We have adopted this Issue and there is no effect on our basic and diluted EPS for the three- and nine-month periods ended December 31, 2004 and 2003.

     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS No. 151 on our financial position and results of operations.

     In December 2004, the FASB issued FASB Statement No. 153, “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payment (FAS 123(R)). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The standard is effective for our quarter ending September 30, 2005 and will apply to our employee stock option and stock purchase plans. We are currently evaluating the impact of the adoption of FAS 123(R) and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but believe it will have a significant adverse impact on our results from operations.

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

     We were unable to file the Form 10-Q on time for our fiscal second quarter due to our inability to complete the financial closing process at ASI on a timely basis, primarily relating to ASI’s inability to provide timely reconciliation and reporting of inventory and cost information, and a customer dispute which arose from internal information alleging that an improper payment was offered by ASI to a customer employee.

     In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in a Form 10-Q/A filed on December 30, 2004, the same date that we filed the Form 10-Q for our fiscal second quarter. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business, to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation.

     Additional information concerning these matters is set forth in Note 2 to the Condensed Consolidated Financial Statements in this report, the introduction to this Part I, Item 2, and in Part I, Item 4.

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

     Although we are continuing to implement what we believe to be appropriate remedial measures to address the above matters within our consolidated operations, we cannot assure that we will be able to achieve the goals of these remedial measures or to avoid recurrence of the problems referred to above or other difficulties in establishing effective internal control.

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

     It is possible that governmental agencies within or outside the U.S. could investigate the matters summarized above and seek legal sanctions against us or some of our employees. We may also become subject to private lawsuits filed against us and/or our management as a result of these matters. Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to these matters and, if applicable, any governmental investigations or actions or private lawsuits that may arise. In addition, ASI’s operations, and business and customer relations and, as a consequence, our consolidated results and financial condition could be negatively impacted by management and other changes necessitated by the remediation plan described in Part I, Item 4.

If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.

     Although we are endeavoring to document and test internal controls with a goal of reporting effective internal control in our next Form 10-K, we believe it is unlikely that we will achieve this goal. The control deficiencies we have previously encountered, described above, have made it unlikely that we or our independent auditors will be able to conclude that our internal control over financial reporting is effective by the end of our fiscal year on March 31, 2005. To the extent that ineffective internal controls are part of our disclosure controls and procedures, it is unlikely that we would conclude that our disclosure controls and procedures are effective.

     We believe it is unlikely under the current circumstances that the material weaknesses reported in Part 1, Item 4 of this Form 10-Q will be remedied prior to the end of our current fiscal year, although we are endeavoring to make significant progress in these matters. Under SEC rules and current accounting standards, if there is any material weakness outstanding as of the end of an annual reporting period, we must report that our internal control over financial reporting is not effective. We are also required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Part 1, Item 4, of this Form 10-Q. If we fail to do so, our business, results of operations or financial condition, and the value of our stock, could be materially harmed.

We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal second quarter.

     As a result of the delayed filing of Form 10-Q for our second quarter of fiscal 2005, we experienced additional risks and costs. The Audit Committee’s investigation was time-consuming, required us to incur incremental expenses and affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented may require greater management time and company resources to implement and monitor. We incurred approximately $1.7 million in costs associated with the Audit Committee investigation in the third quarter of fiscal 2005 and may incur significant future costs associated with the matters underlying the Audit Committee investigation.

     We previously announced that Asyst received a letter from the Nasdaq Listing Qualifications Department indicating that, because of the company’s delay in timely filing its Quarterly Report on Form 10-Q for its fiscal second quarter ended September 25, 2004, Asyst was not then in compliance with the filing requirements for continued listing on Nasdaq as set forth in Nasdaq Marketplace Rule 4310(c)(14). As a result, Asyst’s common shares were subject to delisting from the Nasdaq National Market, and the trading symbol for Asyst’s common stock was changed from “ASYT” to “ASYTE” at the opening of business on November 18, 2004.

     We appeared before a Nasdaq Listing Qualifications Panel on December 15, 2004, to discuss our filing delay relating to the Form 10-Q for the second fiscal quarter. On January 11, 2005, the panel approved our request to continue the listing of our common stock on the Nasdaq National Market and removed the fifth character, “E,” from our trading symbol effective with the opening of trading on January 12, 2005. While the panel determined that the company now appears to satisfy Nasdaq’s filing requirement, the panel will continue to monitor us to ensure our compliance with the filing requirement over the long term. The panel also determined to condition the company’s continued listing upon the company timely filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before January 31, 2006. If the company fails to make any periodic report filing in accordance with this condition, the panel decision stated that a Nasdaq panel will promptly conduct a hearing with respect to such failure, and the company’s securities may be immediately de-listed from The Nasdaq Stock Market.

     Finally, as a result of our delayed filing of the Form 10-Q for fiscal second quarter, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

If we fail to effectively manage our ASI joint venture, our sales of Automated Material Handling Systems could be adversely affected and the sales mix between AMHS and our other products could affect our overall financial performance.

     Net sales of Automated Material Handling Systems, or AMHS, accounted for approximately 67.7 percent and 58.9 percent of our net sales for the three and nine-month periods ended December 31, 2004, respectively, and are expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, Asyst Shinko, Inc., or ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we hold majority ownership of ASI, certain operational decisions require the approval and support of our joint venture partner, Shinko Electric Co., Ltd., or Shinko, and the future success of ASI depends in significant part on the strength of our relationship with Shinko and ability to coordinate improvements in ASI’s operating and business process with Shinko. Other than a right of first refusal if Shinko is proposing to sell some or its entire stake in ASI, or in certain instances constituting a material default by Shinko, we have no mechanism to acquire the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, or the shares were otherwise available to us for purchase by right of first refusal, we may not have sufficient funds available to facilitate such acquisition or may not elect to purchase the shares. Further, if we were to determine to sell our stake in ASI to Shinko (or a third party), we may not recognize proceeds from the sale equal to our original investment. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively ASI in Japan could harm our business.

     Orders for AMHS are relatively large, often exceeding $20.0 million for a given project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacture and installation of these systems at our customers’ manufacturing facilities can take up to six months. Accordingly, we recognize revenue and costs for AMHS based on percentage of completion because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for our Japanese AMHS customers require payment to be made six months after customer acceptance of the installation. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital, prior to our receipt of customer payments. Further, gross margins on our AMHS sales are lower than those for our other products. If we fail to effectively estimate costs and manage these long-term projects, we could have loss contract exposure and additional gross margin pressure. At December 31, 2004, we had a loss contract reserve of $3.6 million related to six AMHS contracts, four of which were entered into by ASI in fiscal 2004, one of which was entered into by ATI in fiscal 2004 and one of which was entered into by ASI in the first fiscal quarter of 2005. Our overall financial performance will therefore be affected by the sales mix between AMHS and other products and our ability to manage AMHS projects in a given period.

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

     The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because we face increased competition in this product line, and we sell a greater percentage of our 300mm products to OEMs rather than directly to semiconductor manufacturers. Manufacturing costs are generally higher in the early stages of new product introduction and typically decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. We cannot, however, assure that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products, which will be supplied primarily by contract manufacturers. SEMI standards for 300mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating pricing pressure. While semiconductor manufacturers purchased a majority of 200mm tool automation products, OEMs are purchasing most of the tool automation products for 300mm. Sales to OEMs typically have lower gross margins.

     These factors may prevent us from achieving or maintaining similar relative pricing and gross margin performance on 300mm products as we have achieved on 200mm products, and could adversely affect our ability to become and remain profitable.

Most of our manufacturing is outsourced and we rely on a single contract manufacturer for much of our fab automation product manufacturing, which could disrupt the availability of our fab automation products and adversely affect our gross margins.

     We have outsourced the manufacturing of most of our fab automation products. Solectron currently manufactures, under a long-term contract, our products, other than AMHS and our Japanese robotics products. ASI also subcontracts a significant portion of its AMHS manufacturing to third parties. In the future, we may increase our dependence on contract manufacturers. Outsourcing may not yield the benefits we expect, and instead could result in increased product costs and product delivery delays.

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

     We have a significant amount of outstanding indebtedness. At December 31, 2004, our long-term debt was $92.5 million, of which $2.9 million represents current portion of long-term debt recorded under current liabilities, and our short-term debt was $36.2 million, for an aggregate of $128.7 million. This includes $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004. As of December 31, 2004, ASI has entered into short-term facility arrangements with three Japanese banks under which it may borrow up to 7.0 billion Japanese Yen, or approximately $67.1 million, and of which 2.6 billion Japanese Yen, or approximately $25.0 million was outstanding as of December 31, 2004. We have also guaranteed substantially all of the loans of our wholly owned Japanese subsidiary, Asyst Japan, Inc., or AJI, which loans currently total approximately $11.2 million as of December 31, 2004.

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

     While we have experienced improvements in our financial results for the nine-month period ended December 31, 2004, we cannot assure you we will meet the financial covenants contained in our line of credit with the bank in subsequent quarters. Specifically, we may be unable to meet the maximum loss covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assure you the bank will grant waivers and amend the covenants, or that the bank will not terminate the agreement, preclude further borrowings or require us to repay any outstanding borrowings.

     Under the terms of its two bank facilities, ASI must generate operating profits on a statutory basis and must maintain a minimum level of equity. Additionally, upon an event of default, the Japanese banks may call the loans outstanding at AJI, requiring immediate repayment, which we have guaranteed.

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

     We raised capital of $99.0 million by issuing 6.9 million shares of our common stock in a public offering in November 2003; however, our operations are currently consuming cash and are expected to continue to do so for the next several quarters. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations. As a result of our delayed filing of the Form 10-Q for our second quarter of fiscal 2005, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. Additionally, we may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

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

     We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to take reasonable steps to protect our patent rights, the filing process is time-consuming and we cannot assure you that we will be able to timely file our patents and other intellectual property rights. In addition, we cannot assure you our patents and other intellectual property rights will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others. In addition, enforcement of our rights could impose significant expense and result in an uncertain or non-cost-effective determination or confirmation of our rights.

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

     A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were 80.6 percent of our total net sales for the nine-month period ended December 31, 2004, 79.0 percent for fiscal 2004, 65.0 percent for fiscal 2003 and 55.0 percent for fiscal 2002. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Concentration in sales to customers outside the United States increases our exposure to various risks, including:

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

     Our success depends, in large part, on the continued contributions of our key management and other key personnel, many of whom are highly skilled and would be difficult to replace. In particular, the services of Dr. Stephen Schwartz, Chairman of our Board of Directors, Chief Executive Officer and President, who has led our company since August 2002 (and has been Chairman of our Board of Directors since January 2003), and Mr. Anthony Bonora, Executive Vice President of Research & Development and Chief Technical Officer, are very important to our business. Few of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or key personnel could harm our business.

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

When we account for employee stock options using the fair value method, it will significantly impact our results from operations.

     On December 16, 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123R), that requires companies to expense the value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. When adopted, we will likely have to record significant and ongoing accounting charges, which will adversely impact our results from operations.

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

     Brooks Automation, Inc., or Brooks, and TDK Corporation of Japan are our primary competitors in the area of isolation systems. Our SMART-Traveler System products face competition from bar code technology as well as from Brooks, and a number of smaller competitors. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Newport Corporation, Rorze Corporation and Yasukawa Super Mectronics Division. In the area of AMHS, our products face competition from Daifuku Co., Ltd., Murata Co., Ltd., and Brooks. In our FPD business, we compete with Daifuku and Murata. Our wafer sorters compete primarily with products from Recif, Inc. and Brooks. In addition, the industry transition to 300mm wafers is likely to draw new competitors to the fab automation and AMHS markets. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies such as Brooks, as well as new competition from semiconductor equipment and cleanroom construction companies.

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

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 50 basis points (BPS), and 100 BPS would result in a reduction of 0.13 percent and 0.25 percent, respectively, in the market value of our investment portfolio as of December 31, 2004. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10.0 percent from the level at December 31, 2004, our results of operations may improve or deteriorate in the range of $6.4 million to $8.2 million. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

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

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, are responsible for establishing and maintaining our Disclosure Controls. Our CEO and CFO, after evaluating the effectiveness of our Disclosure Controls as of December 31, 2004, have concluded that our Disclosure Controls were not effective as of that date to provide reasonable assurances that they will meet their defined objectives. See also Part I, Item 2, “Risk Factors” – “Internal control deficiencies, and our previously announced restatement of fiscal first quarter results, create risks for our consolidated enterprise,” and “If we fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.”

     Changes in Internal Controls. As previously reported in our Form 10-K filed for fiscal 2004, during the fourth quarter of fiscal 2004, we instituted procedural changes in our Internal Controls intended to improve the timing and accuracy of reconciliation of certain accounts. During the third quarter of fiscal 2005, we continued to implement these procedural changes, including the development of processes to address inventory reconciliation and costing issues created by the implementation of a new ERP information system by ASI. Except as described above, we identified no change in our Internal Controls that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

Discussion of Control Deficiencies:

     Background. In a press release issued November 3, 2004, we announced that we would not timely file the Form 10-Q for our fiscal second quarter ended September 30, 2004, because:

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

     Subsequently, this customer reaffirmed the flat panel display contracts with ASI and paid all amounts then due under the three contracts to ASI. The three contracts had an aggregate original value of $137.0 million at the time the contracts were booked. In conjunction with reaffirming the three contracts, certain terms were renegotiated, including an aggregate price reduction to the customer of approximately $7.0 million under the three contracts at the then-applicable exchange rate. We filed the Form 10-Q for our fiscal second quarter on December 30, 2004.

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

     In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in the Form 10-Q/A filed on December 30, 2004. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business.

     Summary of Restatement. The restatement corrected accounting errors at Asyst Shinko, Inc. (ASI), our 51%-owned joint venture company in Japan, that understated ASI’s costs of goods sold for the fiscal first quarter by $3.6 million and its operating loss by $3.5 million, and adjusted ATI’s first quarter results to reduce its net sales by $1.7 million and its operating income by $216,000 to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and reduce amortization of deferred stock-based compensation. The principal effects of the restatement adjustments on the consolidated fiscal first quarter results were to:

•	reduce consolidated net sales by $1.5 million, and increase consolidated cost of sales by $2.3 million;

•	reduce gross margin at ASI from 10% to 5%, and reduce consolidated gross margin from 23% to 21%;

•	increase consolidated net loss from $0.9 million to $2.3 million;

•	increase consolidated net loss per share from $0.02 to $0.05.

     See also Part I, Item 2, “Risk Factors” – “We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal second quarter.”

     Material Weaknesses. In connection with the matters described above, our company’s management identified and reported to our Audit Committee the following control deficiencies, each of which constituted a material weakness in our internal control over financial reporting as of September 30, 2004 and some of which continue to be subject to our remediation plans summarized below:

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

     We have strengthened our controls over financial reporting to address the above-noted material weaknesses by strengthening timely reviews and analysis of operations and financial results and are actively recruiting additional staff to fill critical roles in the financial organization.

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

     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, $0.4 million has been accrued for the legal proceedings described above in our financial statements as of December 31, 2004.

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

ASYST TECHNOLOGIES, INC.

Date: February 3, 2005	By:	/s/ Robert J. Nikl

Robert J. Nikl
Senior Vice President and
Chief Financial Officer

     Signing on behalf of the Registrant as the chief financial officer

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