Form 10-K
period 2005-03-31
ASYST TECHNOLOGIES INC /CA/
filed 2005-06-29
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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
Common Stock, no par value.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sales quotation of the common stock on September 30, 2004 was approximately $242,375,037.
      There were 47,787,461 shares of common stock, no par value, outstanding as of May 31, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended March 31, 2005 are incorporated by reference into Part III of this report.

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
      Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” in this report and our other SEC filings. We undertake no obligation to release publicly any updates or revisions to any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.
      ASYST, the Asyst logo, domainLogix, Fastrack, Fluorotrack and Versaport are registered trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States or in other countries. SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, Plus, Inx, AdvanTag, SMART-Tag, SMART-Traveler, SMART-Comm, IsoPort, and Spartan are trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States or in other countries. Asyst Shinko is a trademark of Asyst Shinko, Inc. or its subsidiaries, in the United States or in other countries. All other brands, products or service names are or may be trademarks or service marks of, and are used to identify products or services of, their respective owners.

Item 1 —	Business
Overview
      We develop, manufacture, sell and support integrated hardware and software automation systems primarily for the semiconductor, and secondarily for the flat panel display, or FPD, manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yields, and to protect their investment in fragile materials and work-in-process. We believe that our systems are becoming increasingly important because of several trends in the manufacturing of semiconductors and FPDs:

•	The transition to larger diameter silicon wafers, which require automated handling because of ergonomic issues and increased yield risk.

•	The transition to larger size glass panels for the manufacturing of flat panel displays, which requires automated handling because of the extreme bulk and weight of the panels.

•	Continuing decreases in semiconductor device line widths, which require higher levels of cleanliness in the manufacturing process.

•	Advances in new semiconductor manufacturing materials, such as copper, which may introduce additional contamination into the semiconductor manufacturing process.

•	Continuing customer requirements for enhanced manufacturing control, productivity and return on capital.

      We sell our systems directly to semiconductor and FPD manufacturers, as well as to original equipment manufacturers, or OEMs, that make production equipment for sale to semiconductor manufacturers and FPD manufacturers.
Fiscal 2005 and 2004 Year-end Dates
      Effective as of February 18, 2005, we changed our fiscal year-end date from the last Saturday in March to March 31. Accordingly, the current fiscal year 2005 ended on March 31, 2005. Fiscal year 2004 ended on March 27, 2004 and fiscal year 2003 ended on March 31, 2003. For convenience of presentation and comparison to current and prior fiscal years ended March 31, we refer throughout this report to the fiscal year ended March 31, 2004. However, all references to our fiscal year ended March 31, 2004 mean our actual fiscal year ended March 27, 2004.
Industry Background
      In recent years, advances in semiconductor production equipment and facilities have supported the continuation of historical trends toward production of chips with ever smaller line widths on ever larger wafers. Although most semiconductor production continues to rely on process wafers with diameters of 200mm, most of the industry’s incremental capacity is being added based on 300mm wafers. Concurrently, line widths for many advanced production chips have decreased to 0.09 micron and are expected to decrease further. In addition, the increasing cost of semiconductor manufacturing equipment and facilities continues to push chip manufacturers to maximize the productivity of these investments. Keeping pace with these trends presents semiconductor manufacturers with a number of technical and economic challenges.
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
      The FPD manufacturing industry uses several different sizes of glass substrates to manufacture flat panel displays. To some extent, manufacturers can capture economies of scale by processing very large panels, which then can be cut into appropriate sizes depending on the application. Manufacturers also are migrating to large glass panels to serve the emerging market for large-screen liquid crystal display (LCD) televisions. As these panels reach sizes of 5,000 square inches and more, automated transport and robotic handling systems are increasingly necessary to cope with the substantial size and weight of these glass plates.

The Asyst Solution
      We offer a comprehensive line of integrated automation systems for the semiconductor manufacturing industry. These solutions provide two distinct benefits to semiconductor manufacturers:
      Increased Manufacturing Productivity. We believe that semiconductor manufacturers are able to attain a higher level of productivity and performance from their equipment by integrating our products into their manufacturing processes. With our automated transportation, loading and wafer handling solutions, tool idle time is reduced and timely wafer delivery is improved, thereby increasing equipment utilization and productivity. In addition, our connectivity software solutions help to improve chipmakers’ access to automation performance and other tool information, which in turn can help them improve the performance of their automation and their process tools.
      Higher Yields. Our isolation technology, robotics solutions and automated transport and loading systems provide semiconductor manufacturers with efficient contamination control throughout the wafer manufacturing process and greater protection from wafer mishandling, resulting in more rapid achievement of higher yields. Our work-in-process materials management and connectivity software permits wafer-level identification, tracking and logistics management, and minimizes yield loss due to misprocessing.
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
Strategy and Business Developments
      We believe that our historical success has been driven by our ability to develop, manufacture, market, install and support products that provide unique value to customers. Our continuing strategy is to focus on the development or acquisition of products and capabilities that deliver productivity and yield benefits to customers. We are focused on maintaining and enhancing our relationships with chip and FPD manufacturers and with OEMs to provide information about product development and maintain high customer satisfaction. We also continue to focus on operational excellence to support product quality, on-time delivery, and margin improvement. Following are our three principal growth and operating strategies:
      Further Penetrate the Markets for 300mm and FPD AMHS. According to Gartner Dataquest’s April 2005 market share report, we achieved the leading market share in semiconductor AMHS in calendar year 2004 with a 38% share, up from 19% share in calendar 2003. We have begun to penetrate the market for FPD AMHS, having substantially completed AMHS implementations in large Generation 6 FPD factories in South Korea and Taiwan. Based on the anticipated size and number of fab construction and expansion projects that we believe will move forward over the next two to three years, we believe that our combined market opportunity over that period for semiconductor and FPD AMHS is significant. In addition to our vehicle-based overhead transport, or OHT, technology, we have developed a unique continuous-flow technology AMHS system, or CFT. We have demonstrated CFT’s ability to move wafers through the fab significantly faster than competitive systems in certain applications. We have installed a CFT-based system in a portion of a 300mm fab in Singapore and continue to explore opportunities to combine OHT with CFT, creating a hybrid AMHS solution tailored to the mixed-throughput needs of semiconductor fabs. We believe that our market leadership in AMHS, combined with the unique capabilities of CFT, positions us to capture increased market share in both FPD and semiconductor AMHS.
      Increase Penetration of New Products. During fiscal year 2004, we began shipping our new Spartan Integrated Sorter. As of May 31, 2005, we have received orders for approximately 120 units of this new product. The Spartan Sorter is built on a technology platform that emphasizes simplicity, high reliability, ease of integration, and low cost. The Spartan platform also is designed to provide high wafer throughput and high levels of cleanliness. We have begun to leverage the success of the Spartan Sorter with the penetration of the Spartan Portal, which uses the same technology platform in a tool front-end application. All 300mm wafer fabrication equipment requires an automated atmospheric front-end solution, or portal that enables the clean, automated transfer of wafers from the wafer carrier to the tool and back again. As a result, most manufacturers of process and metrology tools pre-integrate portals with their tools before shipping to the end customer. This integration can be accomplished in two ways: (1) The OEM can purchase or manufacture various automation components — loadports, atmospheric robotics, wafer ID systems — and perform the mechanical and software integration necessary to make the components work smoothly together as a system, or (2) The OEM can purchase a fully integrated portal from a third-party supplier, such as Asyst. We believe that our Spartan products provide price/performance advantages and we are continuing to invest in both our sorter and portal products to take advantage of what we believe is a significant market opportunity. We also have developed new software products that implement the Interface A industry standard for equipment data acquisition and we are focused on increasing our share of the market for semiconductor manufacturing software.
      Focus on Supply Chain Excellence. At Asyst Technologies, Inc. in the U.S., or ATI, we have outsourced most of our production to Solectron in Singapore and we are migrating our supply chain to lower cost suppliers, predominantly in Asia. This has allowed us to reduce our manufacturing cost and to make many of our manufacturing costs more variable. As a result, we have been able to achieve higher gross margins at ATI even as production volumes declined throughout fiscal year 2005. During fiscal year 2005, we significantly improved our rate of on-time delivery and our production lead times at ATI. We believe that the ability to deliver high-quality products on short lead times can be a competitive advantage in the semiconductor equipment industry. During fiscal year 2005, Asyst Shinko, Inc., or ASI, our majority-owned joint venture subsidiary in Japan, won the Preferred Quality Supplier Award from its largest U.S. customer. We also have begun to implement a program to move more of ASI’s supply chain to lower cost sources.
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

Loadports
      We are a leading supplier of automated systems that provide the interface between the fab and manufacturing equipment, or loadports. The IsoPort, our latest generation loadport for the 300mm market, has received strong customer acceptance since its introduction in 2002. We offer a variety of other input/output systems designed to address a broad range of customer applications and equipment types. These include FL-300s, SMIF-LPTs, SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, Versaport 2200’s, and related products.

Substrate-Handling Robotics
      We offer comprehensive robotic substrate handling solutions to the semiconductor and related industries. Our robotics products transfer semiconductor wafers and substrates of all diameters, liquid crystal display, or LCD, and plasma display substrates, and other substrates like rigid disks used in disk drive handling between the substrate carrier, the tool interface system and the tool itself. These products include robots, prealigners and elevators specifically designed for atmospheric, harsh environment, and wet chemical process applications.

Systems
      Our systems include wafer sorters and fully integrated atmospheric portals. Our sorters are sold to semiconductor makers and our portals are typically sold to OEM tool manufacturers.

Portals
      Our line of portal solutions combines our expertise in isolation systems, work-in-process materials management, substrate handling robotics and connectivity solutions to provide a complete, integrated, automated front-end for process and metrology equipment. For the OEM, use of a portal solution substantially reduces the labor and engineering resources required to assemble and integrate a front-end solution in-house. Portals also can simplify the installation and set-up of the tool and associated front-end upon arrival at the end customer. Our Plus Portal line combines our components — atmospheric robots, environmental control systems, integrated input/output interfaces, automated ID and tracking systems, and connectivity software — into an integrated solution for OEMs. Our newest portal offering, the Spartan Integrated Portal, achieves portal functionality through a unified, minimalist approach that uses significantly fewer components, thereby reducing alignment and interoperability issues between components and simplifying maintenance and repair.
      We believe the Spartan Integrated Portal offers significantly higher performance than our current Plus Portal line, in addition to higher reliability and ease of integration. Because Spartan was designed for volume manufacturing, we believe that it also will provide cost advantages to customers as well as margin advantages to us.

Sorters
      Our sorters are used to rearrange wafers between manufacturing processes, experiments, and single wafer processing, without operator handling, which helps to increase fab yields. Sorters also avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. During fiscal year 2004, we introduced the Spartan sorter, which is based on the same basic hardware platform as the Spartan Portal.

AMHS
      Automated Material Handling Systems, or AMHS, automate the stocking, transport and tool loading of silicon wafer containers and FPD glass plates in fabs. Our ASI line of products includes wafer stockers, inter-bay transport systems, and intra-bay transport and tool loading systems. Our CFT line of products includes micro-stocking shelves, conveyor-based track systems, and multi-axis intra-bay carrier management and tool loading solutions.

Connectivity Solutions

Auto-ID Systems
      Our SMART-Traveler system allows semiconductor manufacturers to reduce manufacturing errors and to achieve cycle time and equipment utilization improvements by improving their abilities to manage work-in-process inventory. The SMART-Traveler system includes both infra-red and radio-frequency based products for automated wafer and reticle identification. The SMART-Tag product is an electronic memory device that combines display, logic and communication technologies to provide process information, such as wafer lot number and next processing steps, about the wafers inside the carrier. AdvanTag automated ID uses a radio-frequency based identification tag that can be attached to or embedded into wafer and reticle carriers. The SMART-Traveler system also includes the SMART-Comm product, a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor facilities by optimizing communications and minimizing hardware and software layers.

Connectivity Software
      We are the largest merchant provider of the industry-standard software driver protocol for communications between tools and fab host systems, known as SECS/ GEM. We also have begun to market more advanced software solutions that provide additional functionality to support trouble-shooting of automation communication errors, e-diagnostics, advanced process control, and other applications.

Customers
      Semiconductor manufacturers drive our sales by building new fabs or expanding capacity, adding isolation technology, or upgrading process technology. For many years leading up to late fiscal year 2000, the majority of our sales were direct to semiconductor manufacturers. As the industry began migrating to 300mm wafer fabs, OEMs began purchasing a significant proportion of our tool-based solutions for integration with their tools. However, because ASI sells its AMHS products directly to semiconductor and FPD manufacturers, net sales to OEMs as a percentage of total sales have declined steadily since the formation of ASI in October 2002. Our net sales to OEMs represented 24.3 percent and 25.2 percent of our total net sales for the fiscal years ended March 31, 2005 and 2004, respectively, compared with 39.7 percent to OEMs in the fiscal year ended March 31, 2003.
      Our net sales to any particular semiconductor or FPD manufacturer customer depend on the number of fabs the customer is constructing and the number of fab upgrades the customer undertakes. As major projects are completed, the amount of sales to these customers will decline unless they undertake new projects. Our net sales to any particular OEM depend on the extent to which our automation products are designed-in to the OEM’s product line and the unit shipments of that product line. During fiscal year 2005, AU Optronics Corp. and Taiwan Semiconductor Manufacturing Corp. accounted for 19.9 percent and 11.7 percent of net sales, respectively. During fiscal year 2004, L.G. Philips and Taiwan Semiconductor Manufacturing Corp. accounted for 17.8 percent and 9.5 percent of net sales, respectively. During fiscal year 2003, Taiwan Semiconductor Manufacturing Corp. accounted for 10.0 percent of net sales.
Sales and Marketing
      We sell our products principally through a direct sales force in the U.S., Japan, Europe and the Asia/ Pacific region. Our sales organization is based in California, and our U.S. field sales personnel are stationed in Massachusetts, New York and Texas. Japan is supported by sales and service offices in Tokyo, Nagoya and Yokohama and a software distributor. The European market is supported through offices in Paris, France and Dresden, Germany, and a software distributor. The Asia/ Pacific region is supported through sales and service offices in Hsinchu, Taichung, and Tainan, Taiwan; Singapore; Kuching and Kulim, Malaysia; Shanghai and Tianjin, People’s Republic of China; and Seoul, South Korea. We supplement our direct sales efforts in Asia/ Pacific through a distributor in China.
      International sales, which consist mainly of export sales from the U.S., accounted for approximately 81.6 percent, 78.8 percent and 65.1 percent of total sales for fiscal years 2005, 2004 and 2003, respectively. In fiscal year 2005, approximately 73.2 percent of total net sales originated from our majority-owned Japanese subsidiaries, Asyst Japan, Inc., or AJI, and ASI. A substantial portion of these sales was invoiced in Japanese yen and subject to fluctuating currency exchange rates.
      The sales cycle to new customers ranges from six to twelve months from initial inquiry to placement of an order, depending on the type and complexity of the project and the time required to communicate the nature and benefits of our systems. For sales to existing customers, the sales cycle is relatively short. The sales cycle for follow-on orders by OEM customers can be as short as two to three weeks. The sales cycle for AMHS projects tends to be longer than for our other products because of substantial specification and other pre-sales activity related to an AMHS order.
Research and Development
      Research and development efforts are focused on enhancing our existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. Our research and development expenses were approximately $34.7 million, $36.4 million and $40.1 million during fiscal years 2005, 2004 and 2003, respectively.
      Our research and development employees are involved in mechanical and electrical engineering, software development, micro-contamination control, product documentation and support. Our central research and development facilities include a prototyping lab and a cleanroom used for product research, development and equipment demonstration purposes. These research and development facilities are primarily located in Fremont, California and Austin, Texas. ASI conducts AMHS-related research and development at its facility in Ise, Japan.
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
      We have transitioned most of our U.S-based manufacturing operations to Solectron Corporation, a provider of outsourced manufacturing services. Most of the Solectron-manufactured products ship out of Solectron’s facilities in Singapore. We have transitioned the manufacturing of most of our AJI robotics products to outsourced manufacturers in Japan. ASI products are manufactured at its facilities in Ise, Japan.
Competition
      We currently face direct competition in all of our served markets. Many of our competitors have extensive engineering, manufacturing and marketing capabilities and some have greater financial resources than those available to us. The markets for our products are highly competitive and subject to rapid technological changes and pricing pressure.
      Brooks Automation, Inc., or Brooks, and TDK Corporation of Japan are our primary competitors in the area of loadports. Our SMART-Traveler system products face competition from Brooks (through its acquisition of Hermos) and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze Corporation and Yasukawa-Super Mecatronics Division. In the area of AMHS, we face competition primarily from Daifuku Co., Ltd. and Murata Co., Ltd.. Our wafer sorters compete primarily with products from Recif, Inc. and Rorze Corporation. We also face competition for our software products from Cimetrix and Brooks.
      Although most of our competitors currently do not compete with us across our entire line of integrated automation systems, we expect that some may attempt to do so in the future. In addition, many OEMs maintain their own captive automation manufacturing and integration capabilities, which is a substantial impediment to our penetration of these OEMs. We anticipate that many OEMs will continue to maintain their own captive automation manufacturing capabilities.
      We believe that the principal competitive factors in our market are the technical capabilities and characteristics of systems and products offered; interoperability with other components and systems; technological experience and know-how; product breadth; proven product performance, quality and reliability; ease of use; flexibility; a global, trained, skilled field service support organization; the effectiveness of marketing and sales; and price. We believe that we compete favorably in our primary market with respect to the foregoing factors.
      We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development, and sales and marketing in order to remain competitive.
Intellectual Property
      We pursue patent, trademark and/or copyright protection for most of our products. We currently hold 99 issued U.S. patents (with foreign equivalents) and 67 foreign patents, have 31 pending patent applications in the U.S., 107 pending foreign patent applications, and we intend to file additional patent applications as appropriate. Our patents expire between 2005 and 2021. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology. While we intend to take reasonable and timely steps to establish our intellectual property rights to gain competitive advantage, the filing process is time-consuming and there can be no assurance that we will be able to timely file our patents and other intellectual property rights.
      There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. There can be no assurance that any of our patents will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the patents or other intellectual rights of others. Any such litigation could result in substantial cost and divert the attention of management, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a negative impact on our financial condition and results of operations. For more information regarding litigation in which we are currently engaged, please see “Item 3 — Legal Proceedings” below.
      We also rely on trade secrets and proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, consultants, customers and other parties. There can be no assurance that these agreements will not be observed, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others. Also, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.
Backlog
      Our backlog was approximately $192.1 million, $167.7 million and $81.8 million as of March 31, 2005, 2004 and 2003, respectively. We include in our backlog only orders for which a customer’s purchase order has been received and a delivery date within 12 months has been specified. As backlog may be cancelled or delayed by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings or the timing of revenue or earnings.
Employees
      As of March 31, 2005, we had 820 full-time and 74 temporary employees. Of the 820 full-time employees, 417 were at ATI and its subsidiaries other than ASI, and the remaining 403 were at ASI. Of the 74 temporary employees, 24 were at ATI and its subsidiaries other than ASI, and the remaining 50 were at ASI. Approximately 228 employees of ASI are represented by a labor union. We consider our employee relations to be good, and we have never had a work stoppage or strike.
Financial Information by Business Segment and Geographic Data
      As a result of our 51.0 percent ownership of the common stock of ASI, which was formed in October 2002, we now operate and track our results in two reportable segments: Fab Automation and Automated Material Handling Systems, or AMHS. Fab Automation include interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. The chief operating decision maker is our Chief Executive Officer. Information concerning reportable segments is included in Note 15 of Notes to the Consolidated Financial Statements and is incorporated herein by reference.
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
Additional Information and Governance Matters
      The Company was incorporated in California on May 31, 1984.
      The Company’s website is www.asyst.com.
      The Company makes the following filings available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished under applicable provisions of the Securities Exchange Act of 1934 and SEC rules. You may access these filings through our website at http://www.asyst.com by clicking on “Investor Relations,” and then “SEC Filings.” Within the “SEC Filings” section, we provide a link to view our SEC filings referred to above, and a separate groupings link to view the Section 16 filings (Forms 3, 4 and 5) that our directors and officers (and, if applicable, more than 10.0 percent stockholders) make to report initial beneficial ownership and changes in beneficial ownership of our common stock.
      The Company’s Code of Business Conduct is applicable to the Company’s directors, officers and employees, and meets the SEC definition of a code of ethics. The code also includes a section entitled “Special Obligations of our CEO and CFO” applicable to our principal executive, principal financial and principal accounting officers that contains specific standards applicable to these senior officers with responsibilities for disclosure to investors and financial reporting. We have made the code available on our website, by clicking on “Investor Relations,” then “Corporate Governance” and then “Highlights.” As permitted by SEC rules, we have posted the code on our website in lieu of filing the code as an exhibit to this Form 10-K. Other information concerning our board of directors and corporate governance is also available under the “Corporate Governance” link.
      Under Nasdaq listing standards, the Company may grant waivers of the Code of Business Conduct for directors and officers only if approved by the board of directors, and must make any such waivers along with the reasons for the waivers publicly available by filing a Form 8-K. Under SEC rules, the Company is required to file a Form 8-K to disclose any amendment of the code (other than non-substantive amendments) or any explicit or implicit waiver of the code (i.e., any material departure from the code) granted to the chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions, if the waiver relates to matters contained in the SEC’s definition of a code of ethics. As permitted by SEC rules, the Company intends to satisfy the requirement under SEC rules to disclose amendments and waivers of the code by posting this information on our website under the Corporate Governance link indicated above. To the extent the Nasdaq rules do not permit this alternate means of disclosure allowed by SEC rules, the Company will file a Form 8-K to report waivers, if any.
      All of the filings and governance documents available under the Investor Relations link on our website are free of charge.

Item 2 —	Properties
      We are headquartered in Fremont, California and maintain the following facilities:

		Square
		Footage
Location	Functions	(Approximate)	Lease Expiration	Facilities by Segments

Fremont, California	Corporate headquarters, R&D	91,000	October 2005	Fab Automation
Fremont, California	Administration, sales and support, R&D	35,000	January 2006	Fab Automation
Fremont, California	Administration, sales and support, R&D	35,000	February 2008	Fab Automation/AMHS
Andover, Massachusetts	Sales and support	5,000	September 2006	Fab Automation
Austin, Texas	Sales and support, R&D	22,000	April 2006	Fab Automation
Austin, Texas	Sales and support, R&D	3,000	June 2008	Fab Automation
Nagoya, Japan	Administration, manufacturing, R&D	65,000	Owned	Available for sale
Nagoya, Japan	Administration, manufacturing	7,000	December 2008	Fab Automation
Nagoya, Japan	Warehouse	7,000	March 2008	Fab Automation
Yokohama, Japan	Administration, sales and support	7,000	March 2006	Fab Automation
Hsin-Chu City, Taiwan	Administration, sales and support	7,000	May 2007	Fab Automation/AMHS
Tainan Hsien, Taiwan	Administration, sales and support	1,000	January 2006	Fab Automation
Shanghai, China	Sales and support	4,000	September 2005	Fab Automation/AMHS
Dresden, Germany	Sales and support	2,000	March 2006	Fab Automation
Genting, Singapore	Sales and support	4,000	September 2006	Fab Automation
Kulim, Malaysia	Sales and support	1,000	July 2005	Fab Automation
Ise, Japan	Administration, manufacturing, R&D	176,000	September 2007	AMHS
Tokyo, Japan	Sales and support	4,000	May 2008	AMHS
      In addition to the above facilities, there are a number of properties under lease that we do not currently use or occupy at this time. These properties include a total of approximately 115,000 square feet of leased office space. Some of these properties are presently subleased. We are actively exploring options to market these surplus properties for sublease or sale or to negotiate early termination agreements for the leases in question.

Item 3 —	Legal Proceedings
      On October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ’421 patent”) and 4,974,166 (“the ’166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing in part and affirming in part the decision of the trial court, and remanding the matter to the trial court for further proceedings. The case was subsequently narrowed to the “421 patent, and we sought monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. On October 9, 2003, the court: (i) granted defendants’ motion for summary judgment to the effect that the defendants had not infringed our patent claims at issue and (ii) directed that judgment be entered for defendants. We thereafter took a second appeal to the United States Court of Appeals for the Federal Circuit. On March 22, 2005, the Federal Circuit issued a second written opinion, Asyst Technologies, Inc. v. Empak,

402 F.3d 1188 (Fed. Cir. 2005), reversing in part and affirming in part the decision of the trial court to narrow the factual basis for a potential finding of infringement, and remanding the matter to the trial court for further proceedings. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.
      From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows, or without requiring royalty payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above, or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of March 31, 2005.

Item 4 —	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter.
PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Since September 22, 1993, our common stock has been traded on the Nasdaq National Market under the symbol “ASYT.” The price per share reflected in the following table represents the range of high and low sales prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

April 1 - June 30, 2003	$8.85	$3.62
July 1 - September 30, 2003	$15.94	$6.40
October 1 - December 31,2003	$20.24	$14.18
January 1 - March 27, 2004	$19.30	$7.79
March 28 - June 30, 2004	$10.51	$6.30
July 1 - September 30, 2004	$10.45	$4.15
October 1 - December 31, 2004	$5.68	$3.68
January 1 - March 31, 2005	$5.34	$3.93
Approximate Number of Equity Security Holders
      There were approximately 342 holders on record of our common stock as of May 31, 2005.
Dividends
      We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Item 6 —	Selected Consolidated Financial Data
Fiscal 2005 and 2004 Year-end Dates
      Effective as of February 18, 2005, we changed our fiscal year-end date from the last Saturday in March to March 31. Accordingly, the current fiscal year 2005 ended on March 31, 2005. Fiscal year 2004 ended on March 27, 2004 and fiscal year 2003 ended on March 31, 2003. For convenience of presentation and comparison to current and prior fiscal years ended March 31, we refer throughout this report to the fiscal year ended March 31, 2004. However, all references to our fiscal year ended March 31, 2004 mean our actual fiscal year ended March 27, 2004.
Selected Consolidated Financial Data
      We acquired companies in fiscal years 2004, 2003, 2002 and 2001, and our implementation of SAB No. 101, SFAS No. 142 and SFAS No. 144 has impacted the year-over-year comparability of the selected financial data. We adopted SAB No. 101 on April 1, 2000, SFAS No. 142 and SFAS No. 144 on April 1, 2002. The following table reflects selected consolidated financial data (in thousands, except per share amounts):

	Fiscal Year Ended March, 31

	2005	2004	2003	2002	2001

Consolidated Statements of Operations Data:
Net sales	$612,987	$301,642	$259,495	$183,234	$491,542
Gross profit	122,257	53,189	75,052	40,928	185,746
In-process research and development of acquired businesses	—	—	7,832	2,000	—
Income (loss) from operations	(17,628)	(87,322)	(83,603)	(132,084)	43,106
Gain on sale of wafer and reticle carrier product line	—	—	28,420	—	—
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(17,542)	(83,449)	(114,773)	(97,514)	29,532
Discontinued operations, net of income tax	—	—	(21,096)	(51,403)	—
Cumulative effect of change in accounting Principle, net of income tax	—	—	—	—	(2,506)
Net income (loss)	(17,542)	(83,449)	(135,869)	(148,917)	27,026
Basic net income (loss) per share:
Income (loss) from continuing operations before discontinued operations and cumulative effect accounting of a change in principle	$(0.37)	$(2.00)	$(3.06)	$(2.76)	$0.90
Discontinued operations, net of income taxes	$—	$—	$(0.56)	$(1.45)	$—
Cumulative effect of a change in accounting principle, net of income tax	$—	$—	$—	$—	$(0.08)
Shares used in basic earnings per share calculation	47,441	41,805	37,489	35,373	32,697

	Fiscal Year Ended March, 31

	2005	2004	2003	2002	2001

Diluted net income (loss) per share:
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(0.37)	$(2.00)	$(3.06)	$(2.76)	$0.85
Discontinued operations, net of income taxes	$—	$—	$(0.56)	$(1.45)	$—
Cumulative effect of a change in accounting principle, net of income tax	$—	$—	$—	$—	$(0.07)
Shares used in diluted net income (loss) per share calculation	47,441	41,805	37,489	35,373	34,928

	March 31,

	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$101,180	$117,860	$96,214	$79,577	$37,749
Working capital	135,682	127,573	89,723	122,594	179,154
Total assets	483,774	472,864	395,225	344,415	408,432
Long-term debt and capital leases, net of current portion	88,750	91,074	114,812	90,331	3,683
Shareholders’ equity	89,923	103,109	68,034	164,937	302,463
      Comparability of annual data is affected by the following items which occurred during fiscal years 2005, 2004, 2003, 2002 and 2001:
      Asset impairment charges of $4.6 million, $6.9 million, $15.5 million and $40.5 million in fiscal years 2005, 2004, 2003 and 2002, respectively. These charges relate to write-downs in the value of goodwill, intangibles and land held for sale.
      Reserve for net deferred tax assets of $62.7 million in the second quarter of fiscal year 2003.
      Loss contract accruals of $1.3 million and $7.3 million at ASI in fiscal years 2005 and 2004, respectively. Loss reserves and loss on sale of the AMP and SemiFab subsidiaries of $6.6 million and $5.9 million, respectively in fiscal year 2003.
      Restructuring and other charges of $1.8 million, $6.6 million, $7.0 million, $8.2 million and $1.0 million in fiscal years 2005, 2004, 2003, 2002 and 2001, respectively. These charges were primarily for severance, excess facility and asset impairment charges related to workforce reductions and consolidation of our facilities.
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
      Our functional currency is the U.S. dollar, except for our Japanese operations and their subsidiaries where our functional currency is the Japanese Yen. The assets and liabilities of these Japanese operations and their subsidiaries are generally translated using period-end exchange rates. Translation adjustments are reflected as a component of “Accumulated other comprehensive income” in our consolidated balance sheets.
      On October 16, 2002, we established a joint venture with Shinko Electric, Co., Ltd., or Shinko, called Asyst Shinko, Inc., or ASI. The joint venture develops, manufactures, sells and supports Automated Material Handling Systems, or AMHS, with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and retained the remaining 49.0 percent interest. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141 and, accordingly, the results of ASI are included in the consolidated financial statements for the periods subsequent to its acquisition.
      We have two reportable segments:
      The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems, semiconductor and flat panel display products.
      The Fab Automation Product segment, which consists principally of the entire Asyst Technologies, Inc., or ATI, operations, includes interface products, auto-ID systems, substrate-handling robotics, sorters, connectivity software, and continuous flow technology, or CFT.
      We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2005, may not be indicative of future operating results.
      We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

Fiscal 2005 and 2004 Year-end Dates
      Effective as of February 18, 2005, we changed our fiscal year-end date from the last Saturday in March to March 31. Accordingly, the current fiscal year 2005 ended on March 31, 2005. Fiscal year 2004 ended on March 27, 2004 and fiscal year 2003 ended on March 31, 2003. For convenience of presentation and comparison to current and prior fiscal years ended March 31, we refer throughout this report to the fiscal year ended March 31, 2004. However, all references to our fiscal year ended March 31, 2004 mean our actual fiscal year ended March 27, 2004.

Internal Control Matters
      We conclude in Item 9A of this Form 10-K that our disclosure controls and procedures, and internal control over financial reporting were not effective as of March 31, 2005 the end of our fiscal year covered by this annual report. Item 9A provides a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control and other related information. The following is an overview of the circumstances leading to these conclusions.
      See also “Risk Factors” below in this Item 7 — “If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected” and “We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal second quarter and delayed filing of this Form 10-K.”

Delay in filing Form 10-Q due November 4, 2004
      In a Form 12b-25 filed on November 4, 2004, we stated that we did not timely file the Form 10-Q for our fiscal second quarter ended September 30, 2004, due to a new ERP information system within ASI that was unable to provide timely reconciliation and reporting of inventory and cost information, and a subsequently resolved contract dispute with a customer stemming from an alleged agreement for a future payment of money by ASI to a customer employee. The fiscal second quarter Form 10-Q was filed on December 30, 2004.
      The Audit Committee of our Board of Directors conducted an investigation of the customer dispute matter with independent legal and forensic advisors. The Audit Committee concluded that our management had prevented the payment to the customer employee, no evidence of other improper payments was discovered, and our management was not involved in the improper conduct.

Restatement of first quarter results
      In the process of closing ASI’s books during December 2004, we also identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination at that time to restate those results in the Form 10-Q/ A filed on December 30, 2004. Additionally, we made adjustments to fiscal first quarter results reported for ATI, our base business. The restatement corrected accounting errors that understated ASI’s costs of goods sold with corresponding corrections that increased its operating loss, and that overstated ATI’s net sales and operating income to reflect deferral of certain new product-related revenue and to reduce amortization of stock-based compensation.
      The principal effects of the restatement adjustments on the consolidated fiscal first quarter results were to reduce consolidated net sales by $1.5 million, increase consolidated cost of sales by $2.3 million, reduce gross margin at ASI from 10% to 5%, reduce consolidated gross margin from 23% to 21%, increase consolidated net loss from $0.9 million to $2.3 million and increase consolidated net loss per share from $0.02 to $0.05.

Nasdaq hearing
      In December 2004, we appeared before a Nasdaq Listing Qualifications Panel to discuss our filing delay relating to the Form 10-Q for the second fiscal quarter. On January 11, 2005, the panel approved our request to continue the listing of our common stock on the Nasdaq National Market. While the panel determined that the company then appeared to satisfy Nasdaq’s filing requirement, the panel stated it would continue to monitor us to ensure our compliance with the filing requirements over the long term. The panel also determined to condition Asyst’s continued listing upon our timely filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before January 31, 2006. If we fail to make any periodic report filing in accordance with this condition, the panel decision stated that a Nasdaq panel will promptly conduct a hearing with respect to such failure, and our securities may be immediately delisted from The Nasdaq Stock Market.

Prior reports summarizing these matters
      Other details relating to the above matters are set forth in Part I, Item 4 and elsewhere in our Forms 10-Q and 10-Q/ A filed on December 30, 2004, Form 10-Q filed on February 3, 2005, Form 12b-25 filed on November 4, 2004, and Forms 8-K filed or furnished on November 8, 19, and 29, 2004, December 23, 2004, and January 12, 2005.
      The matters described above constituted material weaknesses in our internal control over financial reporting, and we were not able to remediate all of these matters as of March 31, 2005, the end of our fiscal year. We previously stated in the Form 10-Q filed on December 30, 2004 and press release issued on February 2, 2005, that it would be unlikely that we would be able to remediate these material weaknesses before March 31, 2005, and unlikely that we would be able to report that our internal control over financial reporting would be effective at March 31, 2005.

Delay in filing this Form 10-K
      In a Form 12b-25 filed on June 14, 2005, we stated that we would not file this Form 10-K on its initial due date of June 14, 2005, and that we anticipated that we would file this annual report on or before June 29, 2005. We stated that we were then evaluating the reconciliation of certain inter-company transactions at ASI, and believed that ASI inaccurately recorded certain inter-company sales and costs with its subsidiaries during fiscal year 2005. As a result, we were not able to finalize our consolidated financial statements for our fiscal year 2005 by the due date for this Form 10-K. We also stated that the filing of this Form 10-K was delayed because management had not then completed its assessment of internal control over financial reporting. This Form 10-K has been filed on June 29, 2005.
      In a Form 8-K filed on June 15, 2005, we also indicated that we gave notice to Nasdaq on June 13, 2005, of this delay in filing. The Nasdaq staff has orally informed us that if we file a completed Form 10-K on or before June 29, 2005, a panel hearing under the Nasdaq letter described above will not be held and our common stock will not be delisted as a result of the June 29, 2005 filing date.

Revision of Previously Announced Fiscal 2005 Fourth Quarter and Annual Financial Results
      Our consolidated financial statements reflect adjustments that reduce our consolidated net loss for the fiscal fourth quarter ended March 31, 2005 by $1.1 million to $(1.8 million), or $(0.04) per share, as compared to $(2.9 million), or $(0.06) per share, previously announced in our earnings press release of May 10, 2005. Consolidated net loss for the fiscal year ended March 31, 2005 was reduced by the same amount to $(17.5 million), or $(0.37) per share, as compared to $(18.6 million), or $(0.39) per share, previously announced. The reduction of the net loss for the fiscal fourth quarter and the fiscal year ended March 31, 2005 was primarily attributable to the proper recording of certain inter-company sales and costs at ASI.
      In addition, we re-classified certain service costs from selling, general and administrative expense, or SG&A, to cost of sales, as well as certain foreign value-added taxes from other expense to SG&A. None of these adjustments had an impact on our consolidated net loss for any prior period.
      As a result of these adjustments, consolidated gross margin for the fiscal fourth quarter increased to 25.6%, as compared to the 24.3% originally reported. For the fiscal year ended March 31, 2005, consolidated gross margin decreased to 19.9%, as compared to the 20.5% originally reported.
Critical Accounting Policies and Estimates

General
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, goodwill and intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.
      We believe the following critical accounting policies affect our estimates and judgments used in the preparation of our consolidated financial statements.

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
      We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage-of-completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue and unbilled receivables each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. The unbilled receivables amount is reclassified to trade receivables once invoice is issued. We treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We disclose material changes in our financial results that result from changes in estimates.
      The accuracy of our revenue and profit recognition for contracts accounted for using the percentage of completion in a given period is significantly influenced by our estimates of the cost to complete each project. Our cost estimates for all of our significant projects use a detailed bottom up approach and we believe our experience allows us to produce materially reliable estimates. However, the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Large changes in cost estimates, particularly in the bigger projects, can have a more significant effect on profitability.
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

Contract Loss Reserve
      We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued and other liabilities. Calculation of this loss is affected by the same uncertainties in cost estimation described above.

Allowance for Doubtful Accounts
      We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts, as well as a portion of the reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us.

Inventory Reserves
      We evaluate the recoverability of all inventory, including raw materials, work-in-process, finished goods and spare parts, to determine whether adjustments for impairment are required. Inventory which is obsolete or in excess of our demand forecast is fully reserved. Such provisions, once established, are not reversed until the related inventories have been sold or scrapped. If actual demand is lower than our forecast, additional inventory write-downs may be required. We previously outsourced a majority of our fab automation product manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchases inventory for our benefit and we may be obligated to acquire inventory purchased by Solectron if the inventory is not used over certain specified periods of time. No revenue is recorded for the sale of inventory to Solectron and any inventory buyback in excess of our demand forecast is fully reserved.

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

Warranty Reserve
      Our warranty policy generally states that we will provide warranty coverage for a pre-determined amount of time, generally 15 to 24 months, for material and labor to repair and service our equipment. Since fiscal year 2003, Solectron has assumed the warranty liability for the first 12 months on products it manufactures, and we are liable for warranty obligations beyond 12 months. We record the estimated warranty cost upon shipment of our products or receipt of customer’s final acceptance. The estimated warranty cost is determined based on the warranty term and historical warranty costs for a specific product. If actual product failure rates or material usage differs from our estimates, we may need to revise our estimated warranty reserve.

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
      The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result.

Impairment of Long-Lived Assets
      We evaluate the recoverability of our long-lived tangible assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”, or SFAS No. 144. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

Litigation and Settlement Costs
      From time to time, we are involved in legal actions arising in the ordinary course of business. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation and we cannot be certain that these actions or other third-party claims against us will be resolved without costly litigation and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation is probable and we can reasonably estimate the loss associated with such litigation, we will record the loss in accordance with accounting principles generally accepted in the United States. However, the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs or reverse previously accrued costs.

Results of Operations

Comparison of Sales, Gross Margin, Expenses, Interest & Other, and Taxes
      The following table sets forth the percentage of net sales represented by consolidated statements of operations for the periods indicated:

	Fiscal Year Ended
	March 31,

	2005	2004	2003

NET SALES	100.0%	100.0%	100.0%
COST OF SALES	80.1%	82.4%	71.1%
GROSS PROFIT	19.9%	17.6%	28.9%
OPERATING EXPENSES:
Research and development	5.7%	12.0%	15.4%
Selling, general and administrative	12.7%	23.4%	28.6%
Amortization of acquired intangible assets	3.3%	6.7%	5.4%
Restructuring and other charges	0.3%	2.2%	2.7%
Asset impairment charges	0.8%	2.3%	6.0%
In-process research & development of acquired businesses	—	—	3.0%
Total operating expenses	22.8%	46.6%	61.1%
LOSS FROM OPERATIONS	(2.9)%	(29.0)%	(32.2)%
INTEREST AND OTHER INCOME (EXPENSE), NET:
Gain on sale of wafer & reticle carrier products	—	—	11.0%
Interest income	0.3%	0.3%	0.4%
Interest expense	(1.1)%	(2.4)%	(2.4)%
Other expense	0.7%	(0.1)%	(0.7)%
Interest and other income (expense), net	(0.1)%	(2.2)%	8.3%
LOSS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(3.0)%	(31.2)%	(23.9)%
(PROVISION FOR) BENEFIT FROM INCOME TAXES	0.3%	2.0%	(22.2)%
MINORITY INTEREST	(0.2)%	1.5%	1.8%
NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(2.9)%	(27.7)%	(44.3)%
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	—	—	(8.1)%
NET LOSS	(2.9)%	(27.7)%	(52.4)%

      The following is a summary of our net sales and loss from operations by segment and consolidated total for the periods presented below (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

Fab Automation Products:
Net sales	$232,391	$133,132	$213,097

Loss from operations	$(18,472)	$(68,077)	$(66,879)

AMHS:
Net sales	$380,596	$168,510	$46,398

Income (loss) from operations	$844	$(19,245)	$(16,724)

Total:
Net sales	$612,987	$301,642	$259,495

Loss from operations	$(17,628)	$(87,322)	$(83,603)

Net Sales
      Net sales for the fiscal year ended March 31, 2005 were $613.0 million, an increase of $311.3 million, or 103.2 percent, from the prior year. The increase in fiscal year 2005 sales was primarily attributable to sales volume increase in AMHS and 200mm SMIF products sold to semiconductor manufacturers. Net sales from the fab automation products segment were $232.4 million, an increase of $99.3 million or 74.6 percent from prior year. Net sales from the AMHS segment were $380.6 million, an increase of $212.1 million or 125.9 percent from the prior year. This increase was primarily attributable to higher sales to flat panel display, or FPD, manufacturers in fiscal year 2005.
      Net sales for the fiscal year ended March 31, 2004 were $301.6 million, an increase of $42.1 million, or 16.2 percent, from fiscal year 2003. The increase in fiscal year 2004 sales was primarily attributable to sales volume increase in AMHS and 200mm SMIF products sold to semiconductor manufacturers. Excluding the impact of ASI, net sales for fiscal year 2004 were $133.1 million, a decrease of $80.0 million, or 37.5 percent, from fiscal 2003. This decrease was mainly due to the general decline in the semiconductor equipment sector and the sale of our wafer and reticle carrier product lines during fiscal year 2003. These product lines generated $31.1 million of revenue in fiscal year 2003.

Gross Margin
      Because the semiconductor capital equipment industry is subject to rapid fluctuations in demand, we have made significant reductions and changes in our manufacturing operations to decrease the fixed component of our manufacturing costs and improve our margins during downturns. In fiscal year 2005, we continued to reduce our fixed manufacturing costs within the Fab Automation segment of the business even though sales increased by $99.3 million compared to the prior year. Fixed manufacturing costs were reduced by $2.1 million, or 11.0 percent, from the prior year. In fiscal year 2004, we had reductions of workforce, in both U.S. and international operations, and completed the transition of all of our U.S. manufacturing operations to Solectron.
      Our gross profit was $122.3 million for the fiscal year ended March 31, 2005, $53.2 million for the fiscal year ended March 31, 2004, and $75.1 million for the fiscal year ended March 31, 2003. This represented 19.9 percent of net sales for the fiscal year ended March 31, 2005, 17.6 percent of net sales for the fiscal year ended March 31, 2004, and 28.9 percent of net sales for the fiscal year ended March 31, 2003. The increase in gross profit as a percent of sales in fiscal year 2005 was primarily due to gross margin improvement in the Fab Automation Products segment. The fiscal year 2005 gross margin for Fab Automation Products was 32.5 percent of sales compared with 22.8 percent in fiscal year 2004. The gross margin improvement was attributable to continued product cost reductions through outsourced manufacturing and a lower cost supply chain. The fiscal year 2005 gross margin for AMHS was 12.3 percent compared with 13.6 percent in fiscal year 2004. The decrease of 1.3 percent in AMHS gross margin was due to the increase in mix of flat panel display sales that had lower margins than semiconductor sales.
      The decrease in gross profit in fiscal year 2004 from fiscal year 2003 was primarily attributable to product mix change resulting from higher AMHS revenue with lower gross margins, along with the recognition of contract losses and inventory provision for excess and obsolete inventory by ASI.
      We expect 300mm product sales to continue to increase as a percentage of our sales mix, although quarterly fluctuations are likely. Our 300mm fab automation products face greater competition and currently have lower margins compared with our 200mm products. Swings in product mix may impact our gross margins on a quarter-over-quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect 300mm gross margins to improve over time, although we expect price competition to continue. We expect continued declines in our 200mm product sales in the next fiscal year as bookings in our key markets in China and elsewhere have slowed down. Our gross margin will continue to be affected by future changes in product mix and net sales volumes, as well as market and price competition.

Research and Development
      Research and development, or R&D, expenses were $34.7 million for the fiscal year ended March 31, 2005, $36.4 million for the fiscal year ended March 31, 2004 and $40.1 million for the fiscal year ended March 31, 2003. This represented 5.7 percent of net sales for the fiscal year ended March 31, 2005, 12.0 percent of net sales for the fiscal year ended March 31, 2004, and 15.4 percent of net sales for the fiscal year ended March 31, 2003. The decrease in research and development spending in fiscal years 2005 and 2004 was mainly attributable to headcount reductions and discretionary spending cuts.

Selling, General and Administrative
      Selling, general and administrative, or SG&A, expenses were $78.2 million for the fiscal year ended March 31, 2005, $70.5 million for the fiscal year ended March 31, 2004, and $74.2 million for the fiscal year ended March 31, 2003. This represented 12.7 percent of net sales for the fiscal year ended March 31, 2005, 23.4 percent of net sales for the fiscal year ended March 31, 2004, and 28.6 percent of net sales for the fiscal year ended March 31, 2003. The $7.7 million increase in fiscal year 2005 expenses was primarily due to higher accounting and compliance costs, and costs associated with our review, documentation and testing of internal control over financial reporting required under the Sarbanes-Oxley Act of 2002. Also contributing to the fiscal year 2005 increase was approximately $1.7 million for accounting and legal costs related to the fiscal year 2005 second quarter delay in closing ASI’s books, delayed filing of the second fiscal quarter Form 10-Q and resulting Nasdaq listing qualifications hearing process, and the Audit Committee’s investigation and restatement. Higher expenses also reflect the increased spending on consultants to implement business process improvements. The decreases in fiscal year 2004 resulted primarily from workforce reductions, facility closures, and reduced discretionary spending offset by increases due to acquisitions of ASI and of domainLogix Corporation, or DLC, a Delaware corporation.

Amortization of Acquired Intangible Assets
      Amortization expenses relating to acquired intangible assets were $20.4 million for the fiscal year ended March 31, 2005, $20.2 million for the fiscal year ended March 31, 2004, and $14.1 million for the fiscal year ended March 31, 2003. We amortize acquired intangible assets over periods ranging from three to ten years. The increases in amortization expenses in fiscal years 2005 and 2004 were primarily due to the acquisition of the ASI joint venture interest in fiscal year 2003.

Restructuring and Other Charges
      Restructuring and other charges for the fiscal years ended March 31, 2005, 2004 and 2003 were as follows (in thousands):

	Severance	Excess	Fixed Asset
	and Benefits	Facility	Impairment	Total

Balance, March 31, 2002	$741	$2,432	$200	$3,373
Additional accruals	2,125	2,733	2,161	7,019
Non-cash related adjustments	(331)	(214)	(2,077)	(2,622)
Amounts paid in cash	(2,244)	(1,334)	(92)	(3,670)

Balance, March 31, 2003	291	3,617	192	4,100
Additional accruals	5,460	1,075	46	6,581
Non-cash related adjustments	70	(444)	(205)	(579)
Amounts paid in cash	(5,757)	(2,058)	(33)	(7,848)

Balance, March 31, 2004	64	2,190	—	2,254
Additional accruals	1,803	7	—	1,810
Amounts paid in cash	(1,803)	(1,390)	—	(3,193)
Foreign currency translation adjustment	3	9	—	12

Balance, March 31, 2005	$67	$816	$—	$883

      In fiscal year 2005, we recorded net severance and other charges of $1.8 million, primarily for severance costs from a reduction in workforce in December 2004. In December 2004, we announced a restructuring initiative in our Fab Automation reporting segment, which involved the termination of employment of approximately 70 employees, including 5 in manufacturing, 55 in selling, general and administration, and 10 from our international operations. The total costs of this restructuring were approximately $1.8 million in termination benefits. The restructuring is expected to provide annual expense savings of approximately $8.0 to $9.0 million, beginning in fiscal year 2006.
      The outstanding accrual balance of $0.9 million at March 31, 2005 consists primarily of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds, of approximately $0.8 million, which will be paid over the next two fiscal years and severance payments relating to December 2004 restructuring, which are expected to be paid within the next fiscal quarter. All remaining accrual balances are expected to be settled in cash.
      In fiscal year 2004, we recorded net severance and other charges of $5.5 million, primarily related to $3.4 million in severance costs from a reduction in workforce in April 2003, and a $1.0 million charge related to the settlement and release of claims arising from the termination of a former officer. Included also were $1.1 million of severance expenses, primarily from headcount reductions in our Japanese operations. In addition to the severance charges, we recorded $1.1 million for exiting a facility in connection with our restructuring activities and for future lease obligations on a vacated facility in excess of estimated future sublease proceeds. As a result of these restructuring activities, we terminated the employment of approximately 245 employees, including 129 in manufacturing, 34 in research and development and 82 in selling, general and administration, from our U.S. as well as international operations.
      In fiscal year 2003, we recorded a charge of $1.6 million related to excess facilities that we had under lease but had abandoned as a result of our decision to outsource our manufacturing activities, and an excess facility charge of $1.1 million reflecting revised estimates of reduced future sublease income based on continued weakness in the Austin, Texas commercial real estate market. We also recorded severance charges of $1.5 million resulting from headcount reductions and contractual obligations of $0.6 million as a result of workforce reduction measures. The restructuring activities affected approximately 291 employees in manufacturing, sales, research and development and administrative staff, including approximately 191 employees who joined Solectron. We also recorded a fixed asset impairment charge of $2.2 million for assets abandoned due to facility consolidation and the integration of certain programs into ASI.

Asset Impairment Charges
      Asset impairment charges for fiscal years 2005, 2004 and 2003 were as follows (in thousands):

	Fiscal Years Ended March 31,

	2005	2004	2003

Goodwill and intangible impairment	$—	$—	$8,398
Land and building impairment	4,645	6,853	7,121

Totals	$4,645	$6,853	$15,519

      In the fiscal year ended March 31, 2005, we removed from service and made available for sale certain land and a building relating to our Japanese subsidiary, AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation system products. The outsourcing transition is substantially complete and remaining personnel and operations have been consolidated into other facilities. As a result, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less estimated cost to sell. We expect to complete the sale of the land and building within the next fiscal year.
      In the fiscal year ended March 31, 2004, we completed the sale of land in Fremont, California. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. In fiscal year 2004, we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time. We previously entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses, which was expected to close in the quarter ended December 31, 2002. This transaction did not close. As a result, a $7.1 million write-down was recorded in the second quarter in fiscal year 2003. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement dated June 30, 2000, which was subsequently amended on February 21, 2001 and May 30, 2001. We purchased the land on October 22, 2001 for $41.1 million, and we paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our non-cancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and recorded a $15.0 million write-down to its estimated market value in fiscal year 2002.
      In the fiscal year ended March 31, 2003, we completed an annual goodwill impairment test and determined that impairment charges of $8.4 million were required because the estimated fair value of certain businesses were less than their book values. The charges were measured by comparing the forecasted undiscounted cash flows, which we believed approximated fair value, with their corresponding book values. The charges relate to goodwill and intangible assets recorded in connection with our May 2002 acquisition of DLC.

In-Process Research and Development Costs of Acquired Businesses and Product Lines
      In October 2002, we acquired 51.0 percent of the common stock of ASI, our Japanese joint venture company. In connection with the purchase price allocation in the quarter ended December 31, 2002, we assigned $5.8 million to in-process research and development, or IPR&D. In June 2002, we acquired DLC. In connection with the purchase price allocation, $2.0 million was assigned to IPR&D. We identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage-of-completion analysis to the calculated value.

Gain on Sale of Wafer and Reticle Carrier Product Line
      In fiscal year 2003, we sold our wafer and reticle carrier, or WRC, products to Entegris for net proceeds of $34.2 million. As a result of this transaction, we recorded a gain on sale of $28.4 million. The wafer and reticle carrier products had contributed revenues of $31.1 million and $28.9 million in fiscal years 2003 and 2002, respectively.

Interest and Other Income (Expense), Net Excluding Gain on Sale of Wafer and Recticle Carrier Product Line
      Interest and other income (expense), net was $(0.7 million) for the fiscal year ended March 31, 2005, $(6.6 million) for the fiscal year ended March 31, 2004, and $(6.9 million), excluding gain on sale of WRC, for the fiscal year ended March 31, 2003. The amount in fiscal year 2005 primarily consisted of a $6.7 million interest expense (including $0.5 million of amortization of debt issuance costs), and $0.4 million loss on foreign exchange, which was offset partially by $4.1 million royalty income, $1.7 million interest income and $0.6 million other income. The $5.9 million decrease from fiscal year 2004 was primarily attributable to $1.7 million increase in royalty income, $1.3 million decrease in foreign exchange loss, $0.9 million increase in interest income, $0.5 million decrease in interest expense and $1.5 million decrease in other expenses. The amount for the fiscal year ended March 31, 2004 was relatively flat from the prior year.

Provision for (Benefit from) Income Taxes
      We recorded a tax benefit of $1.9 million for the fiscal year ended March 31, 2005, or 10.4 percent of our loss before income taxes, compared to $6.2 million for the fiscal year ended March 31, 2004, or 6.5 percent of our loss before income taxes. The tax benefit is primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $7.5 million, offset by tax provisions in our international subsidiaries. As a result of the review undertaken at September 30, 2002, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets. We therefore recorded a tax provision of $57.3 million in fiscal year 2003. We recorded an effective tax rate of (10.4) percent for the fiscal year ended March 31, 2005, (6.5) percent for the fiscal year ended March 31, 2004, and 92.3 percent for the fiscal year ended March 31, 2003.
      In fiscal year 2003, we determined that under applicable accounting principles, based on our history of consecutive losses since the fourth quarter of fiscal year 2001, it was more likely than not that we would not realize any value for our net deferred tax assets in the United States. Accordingly, we established a valuation allowance equal to 100.0 percent of the amount of these assets. If we determine in the future that we would be able to realize our deferred tax in excess of the net amount recorded, we would record an adjustment to the deferred tax asset, increasing income in the period such determination was made.

Minority Interest
      Minority interest in the net income (loss) of our subsidiaries was $(1.1 million), $4.4 million and $4.7 million during fiscal years 2005, 2004 and 2003, respectively. This amount represents the 49.0 percent share of our joint venture partner, Shinko, in the operations of ASI.

Discontinued Operations, Net of Income Tax
      There were no discontinued operations in fiscal years 2005 and 2004. Loss from discontinued operations was $21.1 million for the fiscal year ended March 31, 2003. In August 2002, we announced our intention to divest two subsidiaries, AMP and SemiFab, in order to allow us to focus better on our core business. Both subsidiaries were divested in March 2003.

Related Party Transactions
      At March 31, 2005, we did not hold any outstanding loans due to us from current employees. At March 31, 2004, we held notes from two then-current non-officer employees totaling $0.4 million. At

March 31, 2003, we held notes from two former employees and two then-current employees totaling $0.7 million.
      Our majority-owned subsidiary, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At March 31, 2005 and 2004, significant balances with Shinko and MECS Korea were (in thousands):

	March 31,

	2005	2004

Accounts payable due to Shinko	$39,221	$37,965
Accrued liabilities due to Shinko	450	536
Accounts receivable from MECS Korea	100	32
Accounts payable due to MECS Korea	21	—
      In addition, the consolidated financial statements reflect that ASI purchased various products, installation, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the fiscal years ended March 31, 2005, 2004 and 2003, sales to and purchases from Shinko and MECS were (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

Material purchases from Shinko	$23,897	$19,833	$1,041
Services purchased from Shinko	72,200	22,678	13,441
Sales to MECS Korea	378	138	260
Services purchased from MECS Korea	414	2	27
Guarantees and Commitments
      As more fully described in Note 14 to the Consolidated Financial Statements, we are liable as part of the ASI acquisition to provide funding for plan benefits under ASI’s pension plan. As part of the acquisition of ASI in October 2002, we recorded $12.1 million of pension-related obligations. As of March 31, 2005 and 2004, the liability was $9.6 million and $11.8 million, respectively.
Recent Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board, or FASB, approved the consensus reached on the Emerging Issues Task Force, or EITF, Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position, or FSP, EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain unchanged by the staff position. We do not believe the impact of adoption of the measurement provisions of the EITF will be significant to our overall results of operations or financial position.
      In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of the Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS No. 151 and believe that it will not have a material impact on our financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. Under a change approved by the SEC in April 2005, the effective date of this requirement for us will be April 1, 2006, the beginning of our next fiscal year that begins after June 15, 2005. In March 2005, the SEC issued SAB 107 which includes interpretive guidance for the initial implementation of SFAS No. 123(R). SFAS No. 123(R) applies to all outstanding and unvested share-based payment awards at adoption. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and have not selected a transition method or valuation model. However, in any event, we believe that the adoption of SFAS No. 123(R) will have a significant adverse impact on our results from operations.
Liquidity and Capital Resources
      Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, bank borrowings, long-term debt and cash generated from operations. See also Risk Factors — “We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal second quarter and delayed filing of this Form 10-K” — for additional information on our ability to raise funds.
      As of March 31, 2005, we had approximately $55.1 million in cash and cash equivalents, $135.7 million in working capital and $91.5 million in long-term debt and capital lease obligations. In addition, as of March 31, 2005, we had approximately $46.1 million in short-term investments.

Cash flows from operating activities.
      Net cash used in operating activities in fiscal year 2005 was $17.7 million. It was primarily due to a net loss of $17.5 million, an increase in accounts receivable, net of $43.6 million and deferred taxes of $15.4 million, and increase in inventories of $5.2 million and prepaid expenses and other assets of $5.6 million, partially offset by an increase in accounts payable, accrued liabilities and deferred margin of $33.3 million, depreciation and amortization expenses of $28.4 million, asset impairment charges of $4.6 million, stock-based compensation charges of $1.6 million, loss on fixed assets disposals of $0.6 million and the minority interest in the net income of our subsidiaries of $1.1 million.
      Net cash used in operating activities in fiscal year 2004 was $67.8 million. It was primarily attributable to our net loss of $83.4 million, increases in accounts receivable, net of $59.1 million, primarily due to significantly higher revenue, an increase in inventory of $2.4 million, deferred taxes of $6.4 million and minority interest loss allocations of $4.4 million. These uses of cash were partially offset by a decrease in prepaid expenses and other assets of $1.2 million and non-cash charges including depreciation and amortization of $28.8 million, asset impairment charges of $6.9 million, stock-based compensation charges of $2.6 million, loss on disposal of fixed assets of $0.4 million and non-cash restructuring charges of $0.2 million. Additionally, accounts payable, accrued liabilities and deferred margin increased by a combined $47.7 million, primarily due to increased purchasing activities to support higher revenue.
      We continue to improve our days sales outstanding, or DSO, which have decreased to 116 days at March 31, 2005 from 178 days at March 31, 2004 for billed and unbilled receivables. The improvement in DSO was primarily due to better cash collections from sales. The increase in unbilled receivables at March 31, 2005 compared to March 31, 2004 was attributable to the increase in revenues of ASI, primarily recognized under the percentage-of-completion method. The significant increase in accounts payable and accrued liabilities at March 31, 2005 over those of March 31, 2004 was mainly attributable to larger balances at ASI to support growth in the business. Our inventory turns were 16.2 times for the fiscal year 2005, compared to 10.1 times for fiscal year 2004, primarily due to increased demand for our products.
      We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, collection of accounts receivable, timing of payments, and inventory levels.

Cash flows from investing activities.
      Net cash used in investing activities in fiscal year 2005 was $32.8 million. It was due to $71.6 million in purchases of short-term investments and $4.2 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units, partially offset by $41.1 million in proceeds from sales of short-term investments and $1.9 million in proceeds from the release of restricted cash and cash equivalents, as the restriction lapsed due to the repayment of the related debt in the first quarter of fiscal year 2005.
      Net cash provided by investing activities in fiscal year 2004 was $1.7 million. We received net proceeds of $12.1 million from the sale of land and $9.9 million from sale or maturity of short-term investments and restricted cash equivalents. This source of cash was offset by purchases of short-term investments of $13.0 million, purchase of property and equipment of $6.1 million and cash used in connection with our acquisition of Asyst Shinko America, a subsidiary of ASI of $1.2 million.

Cash flows from financing activities.
      Net cash provided by financing activities in fiscal year 2005 was $4.2 million, due to $279.9 million in proceeds from our line of credit and $3.7 million in proceeds from the issuance of common stock under our employee stock programs, partially offset by $279.4 million in pay downs against borrowings.
      Net cash provided by financing activities in fiscal year 2004 was $87.2 million, primarily resulting from a total of $112.1 million from issuance of common stock. Of this $112.1 million, $98.9 million was through our common stock offering and the remaining $13.2 million was from our employee stock programs. Proceeds from this issuance were used in the repayment of $25.0 million against our commercial banking line of credit.
      In November 2003, we sold 6,900,000 shares of our common stock, including exercise of the underwriters’ over-allotment option, at an offering price to the public of $15.17 per share. We received total proceeds of $98.9 million, net of the related issuance fees and costs.
      On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year, and are redeemable at our option at any time prior to maturity. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.5 million for each of the fiscal years ended March 31, 2005 and 2004.
      We owed $4.4 million and $7.1 million under secured straight bonds to a bank in Japan at March 31, 2005 and 2004, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.4 percent and 1.4 percent to 3.0 percent as of March 31, 2005 and 2004, respectively, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.
      At March 31, 2005, we had available to us a $25.0 million two-year revolving line of credit with a commercial bank, as amended during the first quarter of fiscal year 2005. The amended line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain a balance of cash and cash equivalents in the United States during the term of the line of credit of at least $35.0 million, at least $5.0 million of which must be held with the bank. In addition, the amendment extended the line of credit through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowing under the line of credit and reduced certain fees and interest charges applicable to borrowing under the line of credit. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding, in addition to the cash balance held at the bank. The line of credit was fully paid down during the year ended March 31, 2004. As of March 31, 2005, and the date of this report, there was no amount outstanding under the line of credit. As of the date of this report, we were in compliance with the financial covenants. In June 2005, we further amended the line of credit to extend its maturity to July 31, 2007. The maximum borrowing available under the amended line is $40.0 million; however, only $25.0 million of borrowing is available as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The total borrowing available to us under the line of credit will be increased incrementally from $25.0 million to a maximum of $40.0 million to the extent ASI’s aggregate available borrowing under its lines of credit in Japan is reduced from $65.0 million. The line of credit, as further amended, increases from $5.0 million to $20.0 million the amount of cash and cash equivalents that we are required to maintain with the bank during the term, and increases from $35.0 million to $40.0 million the amount of cash and cash equivalents that we must maintain during the term in U.S. bank accounts (which may include the cash and cash equivalents maintained with the bank). The amended line of credit also reduces certain fees and adjusts the levels of permitted indebtedness at ASI during the term.
      At March 31, 2005, ASI had three revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $65.1 million at the exchange rate as of March 31, 2005. As of March 31, 2005 and 2004, respectively, ASI had outstanding borrowings of 1.4 billion Japanese Yen and 0.5 billion Japanese Yen, or approximately $13.0 million and $4.8 million, respectively, at the exchange rate as of March 31, 2005 and 2004, respectively, that is recorded in short-term debt.
      ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate, or TIBOR, which was 0.06 percent at March 31, 2005, plus margins of 1.00 to 1.25 percent. Under terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at March 31, 2005. None of these lines require collateral and none of these lines require guarantees from Asyst or its other subsidiaries in the event of default by ASI. In June 2005, we amended two of these lines representing 4.0 billion Yen, or approximately $37.2 million, of borrowing capacity to extend the expiry dates to June 30, 2006, at which time all amounts outstanding under these lines will be due and payable, unless the lines are extended. A third line representing 3.0 billion Yen, or approximately $27.9 million, of borrowing capacity is due to expire in November 2005, at which time any amounts outstanding will be due and payable, unless the line is extended.
      Our Japanese subsidiary, AJI, maintains revolving lines of credit with five Japanese banks. The lines carry annual interest rates of 1.4 to 2.4 percent and substantially all of these lines are guaranteed by the company in the United States. As of March 31, 2005 and 2004, respectively, AJI had outstanding borrowings of 0.8 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $7.6 million and $13.4 million, at exchange rates as of March 31, 2005 and 2004, respectively, that are recorded as short-term debt.
      We lease facilities under non-cancelable capital and operating leases, with expiration dates up to April 2009.
      Since inception, we have incurred aggregate consolidated net losses of approximately $366.2 million, and have incurred losses during four of the last five years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $101.2 million at March 31, 2005. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements through March 31, 2006.
      The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable and inventories. Alternatively, continuation or further softening of demand for our products may cause us to fund additional losses in the future. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financings may not be available to us on a timely basis, if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business.
      As a result of the late filing of the fiscal second quarter Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.
      In addition, the matters we have reported in this Item 7 under “Overview — Internal Control Matters” and in Item 9A of this Form 10-K may also have an adverse impact on our ability to obtain future capital from equity or debt.

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

Contractual Obligations
      The following table summarizes our significant contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term loans and notes payable	$20,563	$20,563	$—	$—	$—
Long-term debt, including interest	90,720	2,541	2,038	86,141	—
Capital lease obligations, including interest	897	294	442	161	—
Operating lease obligations	9,217	5,653	3,554	10	—
Purchase obligations	4,000	4,000	—	—	—
Defined benefit pension plan obligations	16,313	908	3,610	5,807	5,988

Total	$141,710	$33,959	$9,644	$92,119	$5,988

      Only non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services are included in the table above.

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
      We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal year 2001. For the year ended March 31, 2005, our net loss and accumulated deficit was $17.5 million and $366.2 million, respectively, compared to $83.4 million and $348.7 million, respectively, for fiscal year 2004. We may also continue to experience significant losses in the future.

If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.
      We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Part II, Item 9A of this Form 10-K. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed.
      Additional information concerning the matters discussed under this risk factor is set forth in Note 2 to the Consolidated Financial Statements in this report, the “Overview” portion of this Item 7 and Item 9A. The information below should be read in conjunction with that additional information.
      We were unable to file the Form 10-Q on time for our fiscal second quarter for fiscal year 2005 due to our inability to complete the financial closing process at ASI on a timely basis, primarily relating to ASI’s inability to provide timely reconciliation and reporting of inventory and cost information, and a customer dispute which arose from internal information alleging that an improper payment was offered by an ASI employee to a customer employee.
      In the process of closing ASI’s books, we identified material accounting errors in ASI’s fiscal first quarter results, which led to our determination to restate those results in a Form 10-Q/ A filed on December 30, 2004, the same date that we filed the Form 10-Q for our fiscal second quarter. Additionally, the company made adjustments to the fiscal first quarter results reported for ATI, our base business, to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and to reduce amortization of deferred stock-based compensation.
      We were unable to file this Form 10-K on its initial due date of June 14, 2005, due to our then ongoing evaluation of the reconciliation of certain inter-company transactions at ASI. As a result, we were not able to finalize our consolidated financial statements for its fiscal year 2005 by the due date for this Form 10-K. We also stated that filing of this Form 10-K was delayed because management had not then completed its assessment of internal control over financial reporting.
      Due to internal control deficiencies related to the above circumstances and other factors, we concluded in Item 9A of this Form 10-K that material weaknesses existed as of March 31, 2005, and therefore that our disclosure controls and procedures and internal control over financial reporting were not effective as of that date. Our independent registered public accounting firm also concluded in its attestation report that our internal control over financial reporting was not effective as of March 31, 2005, which is included in its audit opinion set forth in Item 8 of this Form 10-K.
      The material weaknesses we have reported in Item 9A relating both to ASI and our consolidated operations create risks that in the future we may not be able to make timely filings of reports we must file with the SEC and that we may have to restate previously reported results. We are devoting now and will likely need to continue to devote significant resources in the near future to increasing the number and qualifications of our finance and accounting staff in Japan and the United States and otherwise carrying out the remedial measures discussed in Item 9A. We cannot assure that these efforts will be successful or will be completed in time to achieve effective controls and procedures, or to avoid future filing delays, unexpected and material expenses, or other adverse consequences.
      In addition, while we hold majority ownership of ASI, certain operational decisions require the approval and support of our joint venture partner, Shinko Electric Co., Ltd., or Shinko, and the future success of ASI depends in significant part on the strength of our relationship with Shinko, our ability to coordinate with Shinko changes and improvements in ASI’s operating and business process, and Shinko’s willingness to support changes and improvements (including changes which may impact benefits to Shinko as an existing and significant supplier of component parts to ASI).
      It is possible that governmental agencies within or outside the U.S. could investigate the matters summarized above and seek legal sanctions against us or some of our employees. We may also become subject to private lawsuits filed against us and/or our management as a result of these matters. Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to these matters and, if applicable, any governmental investigations or actions or private lawsuits that may arise. In addition, ASI’s operations, and business and customer relations, and, as a consequence, our consolidated results and financial condition, could be negatively impacted by management and other changes necessitated by the remediation plan described in Part II, Item 9A.

We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal second quarter and delayed filing of this Form 10-K.
      As a result of the delayed filing of Form 10-Q for our second quarter of fiscal year 2005 described in the Overview portion of this Item 7, we experienced additional risks and costs. The related Audit Committee investigation was time-consuming, required us to incur significant incremental expenses and affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented continued to require and will likely require in the future greater management time and company resources to implement and monitor. We incurred approximately $1.7 million in costs associated with the matters underlying the Audit Committee’s investigation in fiscal year 2005.
      In December 2004, we appeared before a Nasdaq Listing Qualifications Panel to discuss our filing delay relating to the Form 10-Q for the second fiscal quarter. On January 11, 2005, the panel approved our request to continue the listing of our common stock on the Nasdaq National Market. While the panel determined that the company then appeared to satisfy Nasdaq’s filing requirement, the panel stated it would continue to monitor us to ensure our compliance with the filing requirements over the long term. The panel also determined to condition Asyst’s continued listing upon our timely filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before January 31, 2006. If we fail to make any periodic report filing in accordance with this condition, the panel decision stated that a Nasdaq panel will promptly conduct a hearing with respect to such failure, and our securities may be immediately delisted from The Nasdaq Stock Market.
      As a result of our delayed filing on December 29, 2004 of the Form 10-Q for fiscal second quarter initially due November 4, 2004, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital or complete acquisitions of other companies during this period. Because we filed this Form 10-K no later than June 29, 2005, this report is considered timely under SEC rules. The Nasdaq staff has orally informed us that by filing a completed Form 10-K on or before June 29, 2005, a panel hearing under the Nasdaq letter described above would not be held and our common stock would not be delisted as a result of the June 29, 2005 filing date.
      Finally, the matters leading to the delay in filing this Form 10-K on its initial due date have created further risks and costs. Although our filing of this Form 10-K on or before June 29, 2005 has avoided to date a further delinquency notice from Nasdaq under the panel decision described above, these facts could negatively affect any outcome of a future late filing or other unforeseen listing standard delinquencies under the Nasdaq hearing panel procedures.
      We also incurred since March 31, 2005, approximately $0.4 million of unexpected expenses in connection with our review and analysis of the inter-company reconciliation matter at ASI that delayed our financial close process and the retention of an outside consulting firm (other than our independent registered public accounting firm) to assist with our reporting process for this Form 10-K and related internal control assessment.

If we fail to manage effectively our ASI joint venture, our sales of Automated Material Handling Systems could be adversely affected and the sales mix between AMHS and our other products could affect our overall financial performance.
      Net sales of Automated Material Handling Systems, or AMHS, accounted for approximately 62.1 percent and 55.9 percent of our net sales for the years ended March 31, 2005 and 2004, respectively, and are expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we hold majority ownership of ASI, certain operational decisions require the approval and support of our joint venture partner, Shinko Electric Co., Ltd., or Shinko, and the future success of ASI depends in significant part on the strength of our relationship with Shinko and ability to coordinate improvements in ASI’s operating and business process with Shinko. Other than a right of first refusal if Shinko is proposing to sell some or its entire stake in ASI, or in certain instances constituting a material default by Shinko, we have no mechanism to compel a sale to us of the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, or the shares were otherwise available to us for purchase by right of first refusal, we may not have sufficient funds available to facilitate such acquisition or may not elect to purchase the shares. Further, if we were to determine to sell our stake in ASI to Shinko (or a third party), we may not recognize proceeds from the sale equal to our original investment. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively ASI in Japan could harm our business.
      Orders for AMHS are relatively large, often exceeding $20.0 million for a given project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacture and installation of these systems at our customers’ manufacturing facilities can take up to six months. Accordingly, we recognize revenue and costs for AMHS based on percentage-of-completion analysis because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for some of our Japanese AMHS customers typically require payment to be made six months after customer acceptance and in some cases longer. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital, prior to our receipt of customer payments. Further, gross margins on our AMHS sales are lower than those for our other products. If we fail to estimate effectively costs and manage these long-term projects, we could have loss contract exposure and additional gross margin pressure. At March 31, 2005, we had a loss contract reserve of $0.2 million related to four AMHS contracts, three of which were entered into by ASI in fiscal year 2004 and one of which was entered into by ASI in fiscal year 2005. Our overall financial performance will therefore be affected by the sales mix between AMHS and other products and our ability to manage AMHS projects in a given period.

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
      We have a significant amount of outstanding indebtedness. At March 31, 2005, our long-term debt was $91.5 million, of which $2.8 million represents current portion of long-term debt recorded under current liabilities, and our short-term debt was $20.6 million, for an aggregate of $112.1 million. This includes $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004. As of March 31, 2005, ASI has three revolving lines of credit with Japanese banks under which it may borrow up to 7.0 billion Japanese Yen, or approximately $65.1 million, and of which 1.4 billion Japanese Yen, or approximately $13.0 million was outstanding as of March 31, 2005. We have also guaranteed substantially all of the loans of our Japanese subsidiary, AJI, which loans currently total approximately $7.6 million as of March 31, 2005.
      Our $25.0 million two-year revolving line of credit with a commercial bank was amended during the first quarter of fiscal year 2006 to increase the total borrowing available to a maximum of $40.0 million, (subject to certain conditions). The amended line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term $20.0 million of cash and cash equivalents with the bank and $40.0 million in U.S. bank accounts during the term (which may include the cash and cash equivalents maintained with the bank). The specific amount of the line of credit available at any time, however, may change based on the amount of current receivables we have outstanding, the amount of aggregate borrowing available to ASI under its line of credit in Japan, and the balance of our cash and cash equivalents maintained at the bank. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:

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
      While we have experienced improvements in our financial results for fiscal year 2005, we cannot assure you that we will meet the financial covenants contained in our line of credit with the bank in subsequent quarters. Specifically, we may be unable to meet the minimum net income covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assure you the bank will grant waivers and amend the covenants, or that the bank will not terminate the line of credit, preclude further borrowings or require us to repay any outstanding borrowings.
      Under the terms of its bank facilities, ASI must generate operating profits on a statutory basis and must maintain a minimum level of equity. Additionally, under the terms of its bank facilities, AJI’s loans may be called upon an event of default, the Japanese banks may call the loans outstanding at AJI, requiring immediate repayment, which we have guaranteed.
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
      We raised capital of $98.9 million by issuing 6.9 million shares of our common stock in a public offering in November 2003; however, our operations are currently consuming cash and may do so in the future. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations. As a result of our delayed filing of the Form 10-Q for our second quarter of fiscal year 2005, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. Additionally, we may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

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

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time.
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
      The markets in which we sell our products comprise a relatively small number of OEMs and semiconductor and FPD manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycles to new customers range from six to twelve months from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. A significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. Generally, our customers may cancel or reschedule shipments with limited or no penalty.
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
      We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to take reasonable steps to protect our patent rights, the filing process is time-consuming and we cannot assure you that we will be able to file timely our patents and other intellectual property rights. In addition, we cannot assure you our patents and other intellectual property rights will not be challenged, invalidated or avoided, or that the rights granted thereunder will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others. In addition, enforcement of our rights could impose significant expense and result in an uncertain or non-cost-effective determination or confirmation of our rights.
      Intellectual property rights are uncertain and involve complex legal and factual questions. We may infringe the intellectual property rights of others, which could result in significant liability for us. If we do infringe the intellectual property rights of others, we could be forced to either seek a license to intellectual property rights of others or to alter our products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical, could detract from the value of our products, or could delay our ability to meet customer demands or opportunities.
      There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the patents or intellectual property rights of others. Any litigation could result in substantial cost to us and divert the attention of our management, which by itself could have an adverse material effect on our financial condition and operating results. Further, adverse determinations in any litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these effects could have a negative impact on our financial condition and results of operations.
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
      We have made and may continue to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations, or we could decide to divest or discontinue existing or recently acquired assets or operations. For example, in fiscal year 2003, we decided to discontinue operations of our SemiFab and AMP subsidiaries, both of which we had acquired in February 2001, as these subsidiaries were generating significant operating losses and were not considered critical to our long-term strategy. These subsidiaries were sold at the end of fiscal year 2003 at a substantial loss. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to mange our acquisitions or divestitures successfully.

As our quarterly and yearly operating results are subject to variability, comparisons between periods may not be meaningful; this variability in our results could cause our stock price to decline.
      Our revenues and operating results can fluctuate substantially from quarter to quarter and year to year, depending on factors such as:

•	general trends in the overall economy, electronics industry and semiconductor and FPD manufacturing industries;

•	fluctuations in the semiconductor and FPD equipment markets;

•	changes in customer buying patterns;

•	the degree of competition we face;

•	the size, timing and product mix of customer orders;

•	lost sales due to any failure in the outsourcing of our manufacturing;

•	the availability of key components;

•	the timing of product shipment and acceptance, which are factors in determining when we recognize revenue; and

•	the timely introduction and acceptance of new products.
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

Our operations are vulnerable to interruption or loss due to natural disasters, power loss, strikes and other events beyond our control, which would adversely affect our business.
      We conduct a significant portion of our activities including manufacturing, administration and data processing at facilities located in the State of California, Japan and other seismically active areas that have experienced major earthquakes in the past, as well as other natural disasters. We do not carry any earthquake insurance for our operations in the United States and only limited coverage for our operations in Japan. Such coverage may not be adequate or continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting our facilities, it could significantly disrupt our operations, delay or prevent product manufacture and shipment for the time required to repair, rebuild or replace our outsourced manufacturing facilities, which could be lengthy, and result in large expenses to repair or replace the facilities. In addition, our facilities, particularly in the State of California, may be subject to a shortage of available electrical power and other energy supplies. Such shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, our products are typically shipped from a limited number of ports, and any natural disaster, strike or other event blocking shipment from such ports could delay or prevent shipments and harm our business. In addition, we do not have a business continuity plan in place. Any business interruption would adversely affect our operations.

We face significant economic and regulatory risks because a majority of our net sales are derived from outside the United States.
      A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were 81.6 percent for fiscal year 2005, 78.8 percent for fiscal year 2004, and 65.1 percent for fiscal year 2003. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Concentration in sales to customers outside the United States increases our exposure to various risks, including:

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
      Our success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel, and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. If we fail to do this, our business could be harmed.
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
      On December 16, 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123(R)), that requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. Under a change approved by the SEC in April 2005, the effective date of this requirement for us will be April 1, 2006, the beginning of our next fiscal year that begins after June 15, 2005. FAS 123(R) applies to all outstanding and unvested SBP awards at adoption. We are currently evaluating the impact of the adoption of FAS 123(R) and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but believe that it may have a significant adverse impact on our results from operations.
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
      As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development, and engineering that are necessary to maintain our competitive position, which could seriously harm our long-term business prospects.
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
      Brooks Automation, Inc., or Brooks, and TDK Corporation of Japan are our primary competitors in the area of loadports. Our SMART-Traveler System products face competition from Brooks and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze Corporation and Yasukawa-Super Mecatronics Division. In the area of AMHS, we face competition primarily from Daifuku Co., Ltd. and Murata Co., Ltd.. Our wafer sorters compete primarily with products from Recif, Inc. and Brooks. We also face competition for our software products from Symatics and Brooks. In addition, the industry transition to 300mm wafers is likely to draw new competitors to the fab automation and AMHS markets. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies such as Brooks, as well as new competition from semiconductor equipment and cleanroom construction companies.
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
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by periodically positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed-rate securities have their fair market value adversely affected by rising interest rates. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 50 basis points (BPS), and 100 BPS would result in a reduction of 0.11 percent and 0.23 percent, respectively, in the market value of our investment portfolio as of March 31, 2005. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
      The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 2005. As a general matter, our intent is not to hold investments longer than twelve months:

			Weighted
	Remaining		Average
	Maturities	Principal Amount	Interest Rate

		(In thousands)
CASH EQUIVALENTS:
Institutional money market funds	within 1 year	$5,280	2.2%–2.6%
Commercial paper	within 1 year	4,995	2.5%–2.8%

Total cash equivalents		$10,275

SHORT-TERM INVESTMENTS:
Auction rate securities	within 38 years	$19,803	2.8%–3.3%
Corporate debt securities	within 2 years	9,868	1.3%–3.4%
Municipal debt securities	within 2 years	500	2.6%
International debt securities	within 1 year	1,007	2.3%
Federal agency notes	within 2 years	14,908	1.3%–3.0%

Total short-term investments		$46,086

      The auction rate securities in the tables above have a reset feature, by nature, that the interest rates of these securities are reset at least monthly. We can buy or sell them at each reset date without any obligation.
      Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future. The following table presents our net loss with an hypothetical strengthening or weakening of the Japanese Yen by 5.0 percent and 10.0 percent, respectively, compared to the average rate used during the fiscal year ended March 31, 2005 (in thousands):

	Strengthening in			Weakening in
	Japanese Yen of		No Change in	Japanese Yen of
	X Percent		Japanese Yen	X Percent
			Exchange Rate
	10%	5%	Interest Rate	5%	10%

Net loss for the fiscal year ended March 31, 2005	$16,481	$17,039	$17,542	$17,997	$18,411

Item 8 —	Financial Statements and Supplementary Data
     Supplementary Financial Data
      Selected Quarterly Financial Data (Unaudited) for the two years in the period ended March 31, 2005.
     Consolidated Financial Statements
     Financial Statement Schedule
      Schedule II Valuation and Qualifying Accounts for the years ended March 31, 2005, 2004 and 2003 appears on page 101 of this Annual Report and should be read in conjunction with the consolidated financial statements and related notes thereto and the report of our independent registered public accounting firm filed herewith.
      All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      The selected quarterly financial data (unaudited) were as follows:
QUARTERLY FINANCIAL DATA
(In thousands, except per share data):

	Year Ended March 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$139,425	$168,606	$161,383	$143,573
Gross profit	$27,095	$30,848	$27,569	$36,745
Net loss	$(2,286)	$(1,831)	$(11,644)	$(1,781)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.24)	$(0.04)
Shares used in basic and diluted net loss per share calculations	47,179	47,428	47,553	47,678

	Year Ended March 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$45,268	$51,349	$74,888	$130,137
Gross profit	$4,444	$11,999	$10,587	$26,159
Net loss	$(37,376)	$(16,315)	$(22,057)	$(7,701)
Basic and diluted net loss per share	$(0.97)	$(0.41)	$(0.52)	$(0.16)
Shares used in basic and diluted net loss per share calculations	38,475	39,517	42,206	47,020
      Comparability of quarterly data is affected by the following items which occurred during fiscal years 2005 and 2004:
      Costs related to field services sales of $2.0 million, $1.7 million and $1.5 million in the first, second and third quarter of fiscal year 2005, respectively, were reclassified from operating expenses to cost of sales.
      Asset impairment charges of $4.6 million and $6.9 million were recorded in the third quarter of fiscal year 2005 and the first quarter of fiscal year 2004, respectively. These charges relate to write-downs in value of goodwill, intangibles and land held for sale.
      Loss contract accruals of $1.9 million, $0.4 million, $5.4 million and $1.9 million were recorded in the second and fourth quarters of fiscal year 2005 and the third and fourth quarters of fiscal year 2004, respectively.
      Restructuring and other charges of $0.2 million, $0.5 million and $1.1 million were recorded in the first, second and third quarters of fiscal year 2005, respectively. Restructuring and other charges in the first, second and third quarters of fiscal year 2004 were $4.4 million, $0.5 million and $1.7 million, respectively. These charges were primarily for severance, excess facility and asset impairment charges related to workforce reductions and consolidation of our facilities.
      The net loss for the fourth quarter of fiscal year 2005 included a net credit of $0.7 million relating to the first three quarters of fiscal 2005 to properly record certain inter-company sales and costs of ASI with its subsidiaries.
      Refer to the consolidated financial statements contained in this 10-K for further disclosure of the above items.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,094	$101,907
Restricted cash and cash equivalents	—	1,904
Short-term investments	46,086	15,953
Accounts receivable, net of allowances for doubtful accounts of $6,980 and $4,608 at March 31, 2005 and 2004, respectively	189,943	147,939
Inventories	33,515	26,949
Prepaid expenses and other	33,971	14,276

Total current assets	358,609	308,928

Property and equipment, net	15,458	22,868
Goodwill	64,014	71,973
Intangible assets, net	40,898	65,778
Other assets	4,795	3,317

	$483,774	$472,864

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$20,563	$18,161
Current portion of long-term debt and capital leases	2,757	2,775
Accounts payable	83,913	71,945
Accounts payable-related parties	39,242	37,965
Accrued and other liabilities	70,439	48,571
Deferred margin	6,013	1,938

Total current liabilities	222,927	181,355

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	88,750	91,074
Deferred tax liability	8,548	20,704
Other long-term liabilities	9,771	12,826

Total long-term liabilities	107,069	124,604

COMMITMENTS AND CONTINGENCIES (see Note 16)
MINORITY INTEREST	63,855	63,796

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized shares — 300,000,000
Outstanding shares — 47,779,539 and 47,053,748 shares at March 31, 2005 and 2004, respectively	450,005	445,981
Deferred stock-based compensation	(1,312)	(2,619)
Accumulated deficit	(366,239)	(348,697)
Accumulated other comprehensive income	7,469	8,444

Total shareholders’ equity	89,923	103,109

Total liabilities, minority interest and shareholders’ equity	$483,774	$472,864

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share data)
NET SALES	$612,987	$301,642	$259,495
COST OF SALES	490,730	248,453	184,443

GROSS PROFIT	122,257	53,189	75,052

OPERATING EXPENSES:
Research and development	34,747	36,376	40,059
Selling, general and administrative	78,247	70,541	74,175
Amortization of acquired intangible assets	20,436	20,160	14,051
Restructuring and other charges	1,810	6,581	7,019
Asset impairment charges	4,645	6,853	15,519
In-process research & development of acquired businesses	—	—	7,832

Total operating expenses	139,885	140,511	158,655

LOSS FROM OPERATIONS	(17,628)	(87,322)	(83,603)
INTEREST AND OTHER INCOME (EXPENSE), NET:
Gain on sale of wafer & reticle carrier products	—	—	28,420
Interest income	1,722	815	1,058
Interest expense	(6,747)	(7,213)	(6,100)
Other income (expense), net	4,296	(237)	(1,876)

Interest and other income (expense), net	(729)	(6,635)	21,502

LOSS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(18,357)	(93,957)	(62,101)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	1,916	6,150	(57,335)
MINORITY INTEREST	(1,101)	4,358	4,663

NET LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(17,542)	(83,449)	(114,773)
LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	—	—	(21,096)

NET LOSS	$(17,542)	$(83,449)	$(135,869)

BASIC AND DILUTED NET LOSS PER SHARE:
Continuing operations	$(0.37)	$(2.00)	$(3.06)
Discontinued operations, net of income taxes	—	—	(0.56)

Basic and diluted net loss per share	$(0.37)	$(2.00)	$(3.62)

SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	47,441	41,805	37,489

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Deferred		Other
			Stock-Based	Accumulated	Comprehensive
	Shares	Amount	Compensation	Deficit	Income (Loss)	Total

	(In thousands, except share data)
BALANCES, MARCH 31, 2002	35,864,658	$297,197	$(2,846)	$(129,379)	$(35)	$164,937
Components of comprehensive loss:
Net loss	—	—	—	(135,869)	—	(135,869)
Foreign currency translation	—	—	—	—	4,740	4,740

Total comprehensive loss						(131,129)

Issuance of common stock under employee stock option and employee stock purchase plans	767,955	6,068	—	—	—	6,068
Common stock issued in acquisition of GW	841,308	16,000	—	—	—	16,000
Common stock issued in acquisition of domainLogix (DLC)	434,398	7,955	—	—	—	7,955
Common stock issued in SemiFab settlement	249,880	1,618	—	—	—	1,618
Deferred stock-based compensation	304,327	5,919	(5,919)	—	—	—
Amortization of deferred stock-based compensation	—	—	1,905	—	—	1,905
Non-employee stock-based compensation	—	680	—	—	—	680
Reversal of deferred stock-based compensation due to cancellations	(50,495)	(2,868)	2,868	—	—	—

BALANCES, MARCH 31, 2003	38,412,031	332,569	(3,992)	(265,248)	4,705	68,034
Components of comprehensive loss:
Net loss	—	—	—	(83,449)	—	(83,449)
Foreign currency translation	—	—	—	—	3,748	3,748
Unrealized loss on investments	—	—	—	—	(9)	(9)

Total comprehensive loss				—		(79,710)

Issuance of common stock from secondary stock offering, net of issuance costs of $5.7 million	6,900,000	98,945	—	—	—	98,945
Issuance of common stock under employee stock option and employee stock purchase plans	1,859,717	13,194	—	—	—	13,194
Deferred stock-based compensation related to employee stock grant	—	1,864	(1,864)	—	—	—
Amortization of deferred stock-based compensation	—	—	1,580	—	—	1,580
Non-employee stock-based compensation	—	1,066	—	—	—	1,066
Reversal of deferred stock-based compensation due to cancellations	(118,000)	(1,657)	1,657	—	—	—

BALANCES, MARCH 31, 2004	47,053,748	445,981	(2,619)	(348,697)	8,444	103,109
Components of comprehensive loss:
Net loss	—	—	—	(17,542)		(17,542)
Foreign currency translation	—	—	—	—	(842)	(842)
Unrealized loss on investments	—	—	—	—	(133)	(133)

Total comprehensive loss						(18,517)

Issuance of common stock under employee stock option and employee stock purchase plans	749,391	3,710	—	—	—	3,710
Deferred stock-based compensation related to employee stock grant	—	1,240	(1,240)	—	—	—
Amortization of deferred stock-based compensation	—	—	1,524	—	—	1,524
Non-employee stock-based compensation	—	97	—	—	—	97
Reversal of deferred stock-based compensation due to cancellations	(23,600)	(1,023)	1,023	—	—	—

BALANCES, MARCH 31, 2005	47,779,539	$450,005	$(1,312)	$(366,239)	$7,469	$89,923

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,

	2005	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,542)	$(83,449)	$(135,869)
Less: Loss from discontinued operations	—	—	21,096
Net loss from continuing operations	(17,542)	(83,449)	(114,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,442	28,843	30,833
Non-cash restructuring charges	—	190	2,161
Asset impairment charges	4,645	6,853	15,519
Gain on sale of wafer and reticle carrier products	—	—	(28,420)
Minority interest in net loss in consolidated subsidiary	1,101	(4,358)	(4,663)
Loss on disposal of fixed assets	571	431	—
Stock-based compensation expenses	1,621	2,646	2,585
Provision for doubtful accounts	4,862	222	488
In-process research and development costs	—	—	7,832
Deferred taxes, net	(15,439)	(6,394)	59,247
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(48,446)	(59,370)	(3,534)
Inventories	(5,206)	(2,392)	28,054
Prepaid expenses and other assets	(5,645)	1,222	5,387
Accounts payable, accrued liabilities and deferred margin	33,295	47,743	15,803

Net cash provided by (used in) operating activities	(17,741)	(67,813)	16,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(71,594)	(12,962)	(18,500)
Sale or maturity of short-term investments	41,059	8,500	42,000
Purchase of restricted cash equivalents and short-term investments	—	—	(35,500)
Sale or maturity of restricted cash equivalents and short-term investments	1,904	1,403	37,464
Purchase of property and equipment	(4,152)	(6,119)	(9,064)
Proceeds from sale of wafer and reticle carrier product line	—	—	34,186
Net proceeds from sale of land	—	12,106	—
Net cash used in acquisitions	(31)	(1,179)	(51,131)

Net cash provided by (used in) investing activities	(32,814)	1,749	(545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	279,885	—	25,000
Payment from line of credit	(271,519)	(25,000)	—
Payments on short-term loans	—	(1,923)	(629)
Proceeds (principal payments) on long-term debt and capital leases	(7,920)	1,939	(620)
Issuance of common stock	3,710	112,139	6,068

Net cash provided by financing activities	4,156	87,155	29,819

Effect of exchange rate changes on cash and cash equivalents	(414)	(3,898)	2,744

Net cash provided by (used in) continuing operations	(46,813)	17,193	48,537

Net cash used in discontinued operations	—	—	(8,400)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,813)	17,193	40,137
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	101,907	84,714	44,577

CASH AND CASH EQUIVALENTS, END OF YEAR	$55,094	$101,907	$84,714

Supplemental disclosures:
Cash paid during the year for interest	$5,690	$6,751	$5,961
Cash paid (received) during the year for income taxes, net of refunds	$3,153	$(573)	$(7,535)
Supplemental disclosures of non-cash financing activities:
Stock issued to acquire DLC	$—	$—	$13,511
Stock issued to acquire GW	$—	$—	$16,000
Stock issued for SemiFab settlement	$—	$—	$1,618
The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Company:
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
      In fiscal year 2004, our majority-owned joint venture, Asyst Shinko, Inc., or ASI, acquired the portion of Shinko Technologies, Inc. that provides ongoing support to ASI’s North American Automated Material Handling Systems, or AMHS, customers from Shinko Electric, Co., Ltd., or Shinko. ASI renamed this subsidiary Asyst Shinko America, or ASAM.
      In fiscal year 2003, we purchased a 51.0 percent interest in ASI, a Japanese corporation.
      In fiscal year 2003, Asyst Connectivity Technologies, Inc., or ACT, our wholly-owned subsidiary, purchased substantially all of the assets of domainLogix Corporation, or DLC, a Delaware corporation.
      In fiscal year 2002, we acquired 100.0 percent of the common stock of GW Associates, Inc., or GW, a California corporation.
      In fiscal year 2000, we acquired a majority ownership percentage of MECS, a Japanese engineering and robotics manufacturing company, and in fiscal year 2003 our ownership percentage increased 2.1 percent to 98.9 percent. MECS is now merged into AJI, our majority-owned subsidiary. In fiscal year 2005, we acquired an additional 0.4 percent of AJI from minority shareholders. As a result, our ownership percentage in AJI increased to 99.3 percent.
      The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Consolidated Statements of Operations and of Cash Flows for each of the years in the three-year period ended March 31, 2005 include the results of these acquired entities for the periods subsequent to the date of the respective acquisitions. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the consolidated financial statements.

2.	Significant Fourth Quarter Adjustments
      During the fiscal fourth quarter ended March 31, 2005, we identified and corrected certain errors relating to the proper recording by ASI of certain inter-company sales and costs with its subsidiaries during fiscal year 2005. As a result of these errors by ASI, we had previously overstated our net loss by approximately $0.7 million for the first three quarters of our fiscal year 2005.

3.	Liquidity:
      Since inception, we have incurred aggregate consolidated net losses of approximately $366.2 million, and have incurred losses during 4 of the last 5 years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $101.2 million at March 31, 2005. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements through March 31, 2006.
      The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable and inventories. Alternatively, continuation or further softening of demand for our products may cause us to fund additional losses in the future. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these additional funds through public or private debt or equity financings, or the sale of assets. These financings may not be available to us on a timely basis, if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business.
      As a result of the late filing of the fiscal second quarter Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.
      In addition, the material weaknesses in internal control over our financial reporting that we have identified may also have an adverse impact on our ability to obtain future capital from equity or debt.

4.	Significant Accounting Policies:

Basis of Preparation
      The accompanying consolidated financial statements include the accounts of Asyst and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiary, ASI, and our majority-owned subsidiary, AJI. The Advanced Machine Programming, Inc., or AMP, and SemiFab, Inc., or SemiFab, businesses were accounted for as discontinued operations in fiscal year 2003 and therefore, the results of operations and cash flows for these businesses have been removed from our results of continuing operations for respective periods presented.

Change in Fiscal Year End
      Effective as of February 18, 2005, we changed our fiscal year-end date from the last Saturday in March to March 31. Accordingly, the current fiscal year 2005 ended on March 31, 2005. Fiscal year 2004 ended on March 27, 2004 and fiscal year 2003 ended on March 31, 2003. For convenience of presentation and comparison to current and prior fiscal years ended March 31, we refer throughout this report to a fiscal year ended March 31, 2004. However, all references to our fiscal year ended March 31, 2004 mean our actual fiscal year ended March 27, 2004.

Reclassifications
      Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. In particular, we have reclassified certain auction rate securities, for which interest rates reset in less than three months, but for which the maturity date is longer than three months. This resulted in a reclassification from cash and cash equivalents to short-term investments of $11.0 million on the March 31, 2004 balance sheet. The Company also made corresponding adjustments to the statement of cash flows for the fiscal years ended March 31, 2004 and 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents (see Note 5). The reclassifications did not have an effect on the prior periods’ net loss or cash flow from operations.

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

Foreign Currency Translation
      Our subsidiaries located in Japan and their subsidiaries operate using the Japanese Yen as their functional currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income (loss).
      All other foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of those subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

Cash and Cash Equivalents
      We consider all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

Restricted Cash and Cash Equivalents
      Restricted cash and cash equivalents at March 31, 2004 primarily represent amounts that were restricted as to their use in accordance with Japanese debt agreements. The debt was fully paid in the first quarter of fiscal year 2005, at which time the restrictions lapsed.

Short-term Investments
      As of March 31, 2005, our short-term investments consisted of equity securities and debt investments with maturities, at the time of purchase, greater than three months. Auction rate debt securities with interest rates that reset in less than three months but with maturity dates longer than three months, are classified as short-term investments. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, are recorded as a component of other comprehensive income (loss). The cost of debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in interest and other income (expense), net, in the Consolidated Statements of Operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2005. The cost of investments sold is based on specific identification. We do not intend to hold individual securities for greater than one year.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At March 31, 2005, the carrying amount of long-term debt, including current portion, was $91.5 million and the estimated fair value was $90.6 million. At March 31, 2004, the carrying amount of long-term debt, including current portion, was $93.8 million and the estimated fair value was $93.5 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables, cash equivalents and short-term investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor and flat panel display industries, and relatively few customers account for a significant portion of our revenues. We regularly monitor the credit worthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During fiscal year 2005, AU Optronics Corp. and Taiwan Semiconductor Manufacturing Corp. accounted for 19.9 percent and 11.7 percent of net sales, respectively. During fiscal year 2004, L.G. Philips and Taiwan Semiconductor Manufacturing Corp. accounted for 17.8 percent and 9.5 percent of net sales, respectively. During fiscal year 2003, Taiwan Semiconductor Manufacturing Corp. accounted for 10.0 percent of net sales. No customers accounted for 10 percent or more of our billed accounts receivable at March 31, 2005 and 2004, respectively.

Allowance for Doubtful Accounts
      We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts, as well as a portion of the reserve calculated based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Such provisions, once established, are not reversed until the related inventories have been sold or scrapped.

Goodwill and Other Intangible Assets
      We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, in the first quarter of fiscal year 2003. Based on criteria set out in SFAS No. 142, we reclassified approximately $3.0 million of assets related to assembled workforce previously classified as intangible assets to goodwill. Intangible assets subject to amortization are being amortized over the following estimated useful lives using the straight-line method: purchased technology, four to eight years; customer lists and other intangible assets, five to 10 years; and licenses and patents, five to 10 years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. In connection with the DLC acquisition in May 2002, we recorded goodwill of $2.1 million. For the ASI acquisition in October 2002, goodwill of $62.6 million was originally recorded. Purchase accounting for the

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition of ASI was finalized in the quarter ended September 30, 2003, resulting in an adjustment to reduce goodwill by approximately $2.0 million. In connection with the ASAM acquisition in April 2003, ASI recorded goodwill of $0.4 million.
      We completed an annual impairment test in accordance with SFAS No. 142 during the quarters ended December 31, 2004, 2003 and 2002 and concluded that there was no impairment of goodwill in fiscal years 2005 and 2004. See Note 8 for results of the fiscal year 2003 impairment test. To determine the amount of the impairment, we estimated the fair value of our reporting units that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense would have been recognized. In connection with the annual impairment analysis for goodwill, we also assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144 and concluded that there was no impairment of intangible assets.

Property and Equipment
      Property and equipment are recorded at cost or in the case of property and equipment purchased through corporate acquisitions at fair value based upon the allocated purchase price on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The useful lives of our property and equipment are as follows:

Land	none
Buildings	38 to 50 years
Leasehold improvements	5 years or leased term, if shorter
Machinery and equipment	2 to 5 years
Office equipment, furniture and fixtures	5 years

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

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve
      We provide for the estimated cost of product warranties at the time revenue is recognized. The table below summarizes the movement in the warranty reserve for the fiscal years ended March 31, 2005, 2004 and 2003 (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

Beginning Balance	$8,185	$7,561	$4,689
Reserve assumed in acquisition of ASI	—	—	2,552
Reserve for warranties issued during the period	19,780	4,881	4,147
Settlements made (in cash or in kind)	(14,443)	(4,257)	(3,827)
Foreign currency translation	(13)	—	—

Ending Balance	$13,509	$8,185	$7,561

Revenue Recognition
      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized on shipment. Deferred revenue consists primarily of product shipments creating legally enforceable receivables that did not meet our revenue recognition policy in compliance with SAB 104. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued and other liabilities. Deferred revenue is netted with the related costs of products, if any, and the net amount is presented on the consolidated balance sheet as deferred margin.
      We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue and unbilled receivables each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. Unbilled receivables amount is reclassified to trade receivables once invoice is issued. We generally treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We disclose material changes in our financial results that result from changes in estimates.
      We account for software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or, the selling price is fixed or determinable and collectibility is probable.

Contract Loss Reserve
      We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued and other liabilities. We had a loss reserve of approximately $0.2 million and $5.4 million at March 31, 2005 and March 31, 2004, respectively. The balance at March 31, 2005 mainly related to four Automated Material Handling System, or AMHS, contracts, three of which were entered into by ASI in fiscal year 2004 and the remaining one was entered into by ASI in fiscal year 2005.

Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and includes foreign currency translation adjustments relating to our foreign subsidiaries using the local function currencies and unrealized gains and losses on short-term investments that have historically been excluded from net loss and reflected instead in equity.

Income Taxes
      The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
      We are currently analyzing the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004, and intend to complete the analysis by the end of fiscal year 2006. As of March 31, 2005, and based on the tax laws in effect at that time, we intended to continue to indefinitely reinvest our undistributed foreign earnings and accordingly, no deferred tax liability has been recorded on these undistributed foreign earnings.
      The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Net Income (Loss) Per Share
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
      Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances been determined based on the fair value of the grant date for awards in fiscal years 2005, 2004 and 2003 consistent with the provision of SFAS No. 123, and SFAS No. 148, our net loss for fiscal years 2005, 2004 and 2003 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended March 31,

	2005	2004	2003

Net loss — as reported	$(17,542)	$(83,449)	$(135,869)
Add: employee stock-based compensation expense included in reported net loss, net of tax	1,524	1,580	1,905
Less: total employee stock-based compensation expense determined under fair value, net of tax	(12,345)	(15,215)	(20,566)

Net loss — pro forma	$(28,363)	$(97,084)	$(154,530)

Basic and diluted net loss per share — as reported	$(0.37)	$(2.00)	$(3.62)
Basic and diluted net loss per share — pro forma	$(0.60)	$(2.32)	$(4.12)

Recent Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain unchanged by the staff position. We do not believe the impact of adoption of the measurement provisions of the EITF will be significant to our overall results of operations or financial position.
      In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS No. 151 and believe that it will not have a material impact on our financial position and results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. Under a change approved by the SEC in April 2005, the effective date of this requirement for us will be April 1, 2006, the beginning of our next fiscal year that begins after June 15, 2005. In March 2005, the SEC issued SAB 107 which includes interpretive guidance for the initial implementation of SFAS No. 123(R). SFAS No. 123(R) applies to all outstanding and unvested share-based payment awards at adoption. We are currently evaluating the impact of the adoption of SFAS No. 123(R) and have not selected a transition method or valuation model. However, in any event, we believe that the adoption of the provision of SFAS No. 123(R) will have a significant adverse impact on our results from operations.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Balance Sheet Components:

Short-term Investments
      Short-term investments by security type are as follows (in thousands):

		Unrealized
	Cost	Loss	Fair Value

March 31, 2005
Auction rate securities	$19,803	$—	$19,803
Corporate debt securities	9,915	(47)	9,868
Municipal debt securities	501	(1)	500
Internation debt securities	1,009	(2)	1,007
Federal agency notes	15,000	(92)	14,908

	$46,228	$(142)	$46,086

March 31, 2004
Auction rate securities	$11,002	$—	$11,002
Corporate debt securities	3,960	(9)	3,951
Federal agency notes	1,000	—	1,000

	$15,962	$(9)	$15,953

      Contractual maturities of available-for-sale debt securities as of March 31, 2005 were as follows (in thousands):

Due within one year	$1,009
Due in 1-5 years	25,416
Due in 6-10 years	1,000
Due after 10 years	18,803

Total	$46,228

      All of the investments in the table above were in a continuous unrealized loss position for less than twelve months and these unrealized losses were considered not to be other-than-temporary due primarily to their nature, quality and short-term holding. None of the investments in the table above had unrealized gain as of March 31, 2005 and 2004.
      The following table summarizes the cash and cash equivalents and short-term investments balances as previously reported and as reclassified as of March 31, 2004 (in thousands):

	March 31, 2004

	As	As
	Reported	Reclassified

Cash and cash equivalents	$112,907	$101,907
Short-term investments	$4,953	$15,953

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of these changes, we reclassified the following line items in the Consolidated Statements of Cash Flows for the years ended March 31, 2004 and 2003 (in thousands):

	Fiscal Year Ended March 31,

	2004		2003

	As	As	As	As
	Reported	Reclassified	Reported	Reclassified

Purchase of short-term investments	$(4,962)	$(12,962)	$—	$(18,500)
Sales or maturity of short-term investments	$—	$8,500	$5,000	$42,000
Net cash provided by (used in) investing activities	$1,249	$1,749	$(19,045)	$(545)
Net increase in cash and cash equivalents	$16,693	$17,193	$21,637	$40,137
Cash and cash equivalents at end of fiscal year	$112,907	$101,907	$96,214	$84,714

Accounts Receivable, net of allowance for doubtful accounts
      Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	March 31,

	2005	2004

Trade receivables	$77,196	$70,469
Trade receivables-related party	100	32
Unbilled receivables	110,778	73,800
Other receivables	8,849	8,246
Less: Allowance for doubtful accounts	(6,980)	(4,608)

Total	$189,943	$147,939

      We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. During the fiscal year ended March 31, 2005, we wrote off $2.5 million of accounts receivable which we determined to be uncollectible and for which we had recorded specific reserves in previous quarters. We do not record interest on outstanding and overdue accounts receivable.
      Other receivables includes notes receivable from customers in Japan in settlement of trade accounts receivable balances.
      We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, the customary local industry practices may differ and prevail where applicable.
      Our subsidiaries in Japan, AJI and ASI have agreements with certain Japanese financial institutions to sell certain trade receivables. For the fiscal year ended March 31, 2005 and 2004, AJI and ASI sold approximately $46.6 million and $5.8 million, respectively, of accounts receivable without recourse.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories consisted of the following (in thousands):

	March 31,

	2005	2004

Raw materials	$14,040	$13,754
Work-in-process	17,905	11,331
Finished goods	1,570	1,864

Total	$33,515	$26,949

      At March 31, 2005 and 2004, we had a reserve of $15.3 million and $14.7 million, respectively, for estimated excess and obsolete inventory.
      We outsourced a majority of our fab automation product manufacturing to Solectron Corporation, or Solectron. As part of the arrangement, Solectron purchased inventory from us and we may be obligated to reacquire inventory purchased by Solectron for our benefit if the inventory is not used over certain specified period of time per the terms of our agreement. No revenue was recorded for the sale of this inventory to Solectron and any inventory buyback in excess of our demand forecast is fully reserved. At March 31, 2005 and 2004, total inventory held by Solectron was $14.5 million and $32.2 million, respectively. During the fiscal years ended March 31, 2005 and 2004, we repurchased $7.1 million and $4.3 million of this inventory, respectively, that was not used by Solectron in manufacturing our products. During the fiscal year ended March 31, 2003, we did not repurchase any inventory from Solectron.

Prepaid expenses and other
      Prepaid expenses and other consisted of the following (in thousands):

	March 31,

	2005	2004

Prepaid expenses	$3,146	$3,574
Deferred tax assets	16,379	2,568
Other	14,446	8,134

Total	$33,971	$14,276

Intangible assets
      Intangible assets were as follows (in thousands):

	March 31, 2005			March 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$62,626	$34,069	$28,557	$64,317	$21,778	$42,539
Customer base and other intangible assets	33,767	25,167	8,600	35,676	17,394	18,282
Licenses and patents	6,989	3,248	3,741	7,440	2,483	4,957

Total	$103,382	$62,484	$40,898	$107,433	$41,655	$65,778

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense was $21.4 million, $20.2 million and $14.1 million for the years ended March 31, 2005, 2004 and 2003, respectively.
      Expected future intangible amortization expense, based on current balances is as follows (in thousands):

Fiscal Year ending March 31,
2006	$18,541
2007	13,238
2008	7,696
2009	676
2010 and thereafter	747

$40,898

Goodwill
      Goodwill balances by segment were as follows (in thousands):

	March 31,	March 31,
	2005	2004

Fab Automation Products	$3,397	$4,750
AMHS	60,617	67,223

	$64,014	$71,973

      The changes in the carrying amount of goodwill for the years ended March 31, 2005 and 2004, respectively, are as follows (in thousands):

Total

Balances at March 31, 2003	$65,505
Acquisitions	376
Purchase accounting adjustments	(2,017)
Foreign currency translation	8,109

Balances at March 31, 2004	71,973
Purchase accounting adjustments	(6,953)
Foreign currency translation	(1,006)

Balances at March 31, 2005	$64,014

      The purchase accounting adjustments in fiscal 2005 were primarily for the adjustment of deferred tax asset valuation allowance relating to pre-acquisition deferred tax assets.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Depreciation expense was $6.8 million, $8.7 million and $16.7 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. Property and equipment consisted of the following (in thousands):

	March 31,

	2005	2004

Land	$2,312	$2,347
Buildings	8,231	8,363
Leasehold improvements	12,608	12,660
Machinery and equipment	28,050	29,855
Office equipment, furniture and fixtures	34,947	33,118

Sub-total	86,148	86,343
Less accumulated depreciation	(70,690)	(63,475)

Total	$15,458	$22,868

Accrued and other liabilities
      Accrued and other liabilities consisted of the following (in thousands):

	March 31,

	2005	2004

Income taxes payable	$18,378	$6,787
Other taxes payable	5,877	668
Warranty reserve	13,509	8,185
Contract loss reserve	248	5,409
Restructuring reserve	883	2,254
Employee compensation	8,822	8,085
Customer deposits	2,918	2,630
Other accrued expenses	19,804	14,553

Total	$70,439	$48,571

Other long-term liabilities
      Other long-term liabilities consisted of the following (in thousands):

	March 31,

	2005	2004

Accrued pension benefit liability	$9,463	$11,122
Other	308	1,704

Total	$9,771	$12,826

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	March 31,

	2005	2004

Unrealized loss on investments	$(142)	$(9)
Foreign currency translation adjustments	7,611	8,453

Accumulated other comprehensive income	$7,469	$8,444

6.	Acquisitions:

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

$130,620

      The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS No. 141. Goodwill of approximately $60.5 million arising from the acquisition is not deductible for tax purposes. We expensed approximately $5.8 million of in-process research and development as part of the acquisition in the third quarter of fiscal year 2003. We identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. If the assumption and estimates used to allocate the purchase price are not correct, future asset impairment charges could be required.
      Minority interest was approximately $63.9 million and $63.8 million at March 31, 2005 and 2004, respectively, representing the minority interest of 49.0 percent of the fair value of ASI at the time of acquisition and the proportionate share of net income (loss) including its own interest in amortization of intangible assets and cumulative translation adjustment for the periods since acquisition.
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

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The ASI results included in the pro forma consolidated results of operations are based on the estimated carve-out of ASI from the consolidated results of Shinko for the periods prior to the acquisition. Due to the difficulty and costs to restate the historic information from Japanese GAAP to US GAAP, the Shinko results were prepared in accordance with Generally Accepted Accounting Principles in Japan which differs from US GAAP. The principle difference between US and Japanese GAAP relates to the application of percentage of completion revenue recognition. While such differences may be significant in any one period, the pro forma information below is deemed to be directionally correct and therefore useful. Additionally, Shinko allocated certain costs to ASI and these allocations may not be reflective of the costs to ASI to provide such activities on a stand-alone basis. The following pro-forma consolidated results of operations are presented as if the acquisition of ASI had been made at April 1, 2002 (unaudited; in thousands, except per share amounts):

Fiscal Year Ended
March 31, 2003

Net sales	$309,002
Net loss from continuing operations	$(133,547)
Basic and diluted net loss from continuing operations per share	$(3.56)
      As part of the acquisition, we assumed pension-related obligations, which are included in the former owner of Shinko’s pension plan.

domainLogix (“DLC”):
      In May 2002, ACT, a then wholly-owned subsidiary of Asyst, purchased substantially all of the assets of DLC, a developer of next-generation software for tool communication and a provider of a variety of consulting, development and integration services to customers. Prior to this acquisition, we owned approximately seven percent of the outstanding shares of DLC. The results of ACT reflect the acquisition of DLC’s assets from the purchase date. The DLC assets were acquired for $2.2 million of cash, $1.0 million of liabilities assumed, and 468,796 shares of our common stock valued at $8.0 million. In addition, there were acquisition costs of $0.4 million and certain former employees of DLC, upon acceptance of employment with ACT received grants totaling 304,327 shares of our common stock, to vest over four years based on continued employment with ACT. The stock grants are valued at approximately $5.7 million, based on their intrinsic value at the date of grant. Assets acquired include $768,000 of receivables and $40,000 of fixed assets. The majority of the purchase price was allocated to intangible assets, including in-process research and development, with the remainder recorded as goodwill. We expensed approximately $2.1 million of in-process research and development as part of the acquisition in fiscal year 2003. The value of the acquired in-process research and development was determined by estimating the expected cash flows from the products once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. If the assumption and estimates used to allocate the purchase price are not correct, future asset impairment charges could be required. We recorded the value of intangible assets as follows (in thousands):

Amortizable intangible assets	$7,615
Goodwill	2,100
In-process research and development	2,082

$11,797

      Comparative pro forma information reflecting the acquisition of DLC’s assets has not been presented because the operations of DLC were not material to our financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring and Other Charges:
      Restructuring and other charges and related utilization for the fiscal years ended March 31, 2005, 2004 and 2003 were (in thousands):

	Severance	Excess	Fixed Asset
	and Benefits	Facility	Impairment	Total

Balance, March 31, 2002	$741	$2,432	$200	$3,373
Additional accruals	2,125	2,733	2,161	7,019
Non-cash related adjustments	(331)	(214)	(2,077)	(2,622)
Amounts paid in cash	(2,244)	(1,334)	(92)	(3,670)

Balance, March 31, 2003	291	3,617	192	4,100
Additional accruals	5,460	1,075	46	6,581
Non-cash related adjustments	70	(444)	(205)	(579)
Amounts paid in cash	(5,757)	(2,058)	(33)	(7,848)

Balance, March 31, 2004	64	2,190	—	2,254
Additional accruals	1,803	7	—	1,810
Amounts paid in cash	(1,803)	(1,390)	—	(3,193)
Foreign currency translation adjustment	3	9	—	12

Balance, March 31, 2005	$67	$816	$—	$883

      In fiscal year 2005, we recorded net severance and other charges of $1.8 million primarily for severance costs from a reduction in workforce in December 2004. In December 2004, we announced a restructuring initiative in our Fab Automation reporting segment, which involved the termination of employment of approximately 70 employees, including 5 in manufacturing, 55 in selling, general and administration, and 10 from our international operations. The total costs of this restructuring were approximately $1.8 million in termination benefits.
      The outstanding accrual balance of $0.9 million at March 31, 2005 consists primarily of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.8 million, which will be paid over the next two fiscal years and severance payments relating to the December 2004 restructuring, which are expected to be paid within the next fiscal quarter. All remaining accrual balances are expected to be settled in cash.
      In fiscal year 2004, we recorded net severance and other charges of $5.5 million, primarily related to $3.4 million in severance costs from a reduction in workforce in April 2003 and a $1.0 million charge related to the settlement and release of claims arising from the termination of a former officer. Included were also $1.1 million of severance expenses primarily from headcount reductions in our Japanese operations. In addition to the severance charges, we recorded $1.1 million for exiting a facility in connection with our restructuring activities and for future lease obligations on a vacated facility in excess of estimated future sublease proceeds. As a result of these restructuring activities, we terminated the employment of approximately 245 employees, including 129 in manufacturing, 34 in research and development and 82 in selling, general and administration, from our U.S. operations as well as international operations.
      In fiscal year 2003, we recorded a charge of $1.6 million related to excess facilities that we had under lease but had abandoned as a result of our decision to outsource our manufacturing activities and an excess facility charge of $1.1 million reflecting revised estimates of future sublease income based on continued weakness in the Austin, Texas commercial real estate market. We also recorded severance charges of $1.5 million resulting from headcount reductions and contractual obligations of $0.6 million as a result of

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
workforce reduction measures. The restructuring activities affected approximately 291 employees in manufacturing, sales, research and development and administrative staff, including approximately 191 employees who joined Solectron. We also recorded a fixed asset impairment charge of $2.2 million for assets abandoned due to facility consolidation and the integration of certain programs into ASI.

8.	Asset Impairment Charges:
      During the third quarter of fiscal year 2005, we removed from service and made available for sale certain land and a building relating to our Japanese subsidiary, AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation Products segment. The outsourcing transition is complete and remaining personnel and operations have been consolidated into other facilities. As a result, during the third quarter of fiscal year 2005, we have classified the land and building as available for sale and ceased depreciation on the building at that time. In addition, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. We expect to complete the sale of the land and building within the next fiscal year.
      During the second quarter of fiscal year 2004, we completed the sale of land in Fremont, California. The net proceeds from the sale were $12.1 million. We had intended to construct corporate headquarters facilities on the land and subsequently decided not to build these facilities. Initially, we leased the land from a syndicate of financial institutions pursuant to an original lease agreement and an amended lease agreement. We purchased the land on October 22, 2001 for $41.1 million, and paid the syndicate of financial institutions approximately $2.9 million for engineering costs incurred in preparation for making leasehold improvements to the land. Based upon market data at June 30, 2001 and our non-cancelable commitment to purchase the land, we estimated that the then market value of the land had been impaired and as such recorded a $15.0 million write-down to its estimated market value during the quarter ended June 30, 2001. We entered into a purchase agreement in September 2002 to sell the land for $19.0 million, net of selling expenses. This transaction did not close. As a result, an additional $7.1 million write-down was recorded in the second quarter in fiscal year 2003. In the quarter ended June 30, 2003, we recorded a $6.9 million write-down based on our latest estimate of market value as supported by the pending sale agreement at the time.
      During the third quarter of fiscal year 2003, we completed an annual goodwill impairment test. As a result of the test, we determined that an impairment charge of $8.4 million was required because the forecasted undiscounted cash flows were less than the book values of certain businesses. The charges were measured on the basis of comparing estimated fair values with corresponding book values related to the goodwill and intangible assets recorded in connection with our May 2002 acquisition of substantially all the assets of domainLogix Corporation, or DLC.

9.	Income Taxes:
      The provision for (benefit from) income taxes is based upon income (loss) before income taxes, minority interest and discontinued operations as follows (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

Domestic	$(24,803)	$(73,828)	$(57,557)
Foreign	6,446	(20,129)	(4,544)

	$(18,357)	$(93,957)	$(62,101)

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for (benefit from) income taxes consisted of (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

Current:
Federal	$(334)	$—	$—
State	—	31	80
Foreign	15,388	2,272	2,394

Total Current	15,054	2,303	2,474

Deferred:
Federal	—	—	51,557
State	—	—	6,378
Foreign	(16,970)	(8,453)	(3,074)

Total Deferred	(16,970)	(8,453)	54,861

Total provision for (benefit from) income taxes	$(1,916)	$(6,150)	$57,335

      The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows:

	Fiscal Year Ended March 31,

	2005	2004	2003

Benefit at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of Federal benefit	(3.5)%	(5.5)%	(5.0)%
Foreign income and withholding taxes in excess of statutory rate	(20.9)%	0.9%	1.1%
In-process research and development	0.0%	0.0%	3.9%
Non-deductible expenses and other	(1.4)%	(0.8)%	0.8%
Change in valuation allowance	50.4%	33.9%	126.5%

Effective income tax rate	(10.4)%	(6.5)%	92.3%

      The components of the net deferred tax assets and liabilities are as follows (in thousands):

	March 31,

	2005	2004

Net operating loss and credit carryforwards	$106,020	$97,740
Reserves and accruals	18,611	19,050
Foreign deferred tax assets	22,349	9,035
Depreciation and Amortization	344	(626)
Capitalized R&D	3,506	4,217

Gross deferred tax assets	150,830	129,416
Valuation allowance	(128,481)	(126,848)

Net deferred tax assets	$22,349	$2,568

Deferred tax liabilities:
Intangible assets	$(12,748)	$(20,704)

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreign deferred tax assets result primarily from accruals and reserves related to our Japanese operations, including ASI.
      At March 31, 2005, we had federal and state net operating losses of $265.6 million and $60.8 million, respectively. The federal net operating losses expire at various dates beginning 2012 through March 2025. The state net operating losses expire at various dates beginning 2006 through 2015. Approximately $15.0 million of net operating losses relates to stock options which when realized will be credited to equity.
      At March 31, 2005, we had federal and state research and development tax credits of $5.1 million and $4.7 million, respectively. The federal research and development tax credits will begin to expire in 2022, while the state research and development tax credits may be carried forward indefinitely.
      Utilization of the net operating losses and credit carryovers may be subject to a substantial annual limitation due to the ownership change limitation provided be the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization.
      Based on the available objective evidence, we cannot conclude that it is more likely than not that the U.S. deferred tax assets, including the net operating losses, will be realizable. Accordingly, we have provided a full valuation allowance against the U.S. deferred tax assets at March 31, 2005. As a result of recent and forecast profitability at our Japanese subsidiary, we believe that we will be able to realize the benefit of the foreign deferred tax assets, and therefore in the fourth quarter of fiscal year 2005, we reversed $6.5 million of valuation allowance, resulting in a credit to goodwill and intangible assets of $3.7 million, relating to pre-acquisition net operating losses and an income tax benefit of $2.8 million. We believe that we will be able to realize the benefit of the foreign deferred tax assets, and therefore have eliminated the valuation allowance associated with these assets.
      Undistributed earnings of our foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

10.	Sale of Wafer and Reticle Carrier Product Line:
      In fiscal year 2003, we sold our wafer and reticle carrier, or WRC, product line to Entegris for net proceeds of $34.2 million. As a result of this transaction, we recorded a gain on sale of $28.4 million. The wafer and reticle carrier product line contributed revenues of $31.1 million in fiscal year 2003.

11.	Discontinued Operations:
      There were no discontinued operations in fiscal years 2005 and 2004. In fiscal year 2003, our Board of Directors approved a plan to discontinue operations of our AMP and SemiFab subsidiaries. Accordingly, these businesses were classified as held for sale and accounted for as discontinued operations and, therefore, the results of operations and cash flows have been reclassified from our results of continuing operations to discontinued operations for all periods presented. We based our decision on an evaluation of, and decision to focus on our core business, concluding AMP and SemiFab were not critical to our long-term strategy. We completed the sale of each business at the end of fiscal year 2003. Proceeds from sale of AMP and SemiFab were $0.5 million in cash and $0.4 million in secured notes. The net loss on sale of AMP and SemiFab was approximately $6.0 million.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized selected financial information for the discontinued operations is as follows (in thousands):

Fiscal Year
Ended
March 31, 2003

Net sales	$12,227
Loss before income taxes	(21,096)
Income tax benefit	—

Net loss	$(21,096)

      The loss before income taxes in fiscal year 2003 includes a charge of approximately $1.6 million related to settlement of a contingent purchase adjustment with the former shareholders of SemiFab. The contingency was settled by the issuance of 249,880 shares of our common stock in the fourth quarter of fiscal year 2003.

12.	Debt:
      We had $20.6 million and $18.2 million of short-term debt issued by banks in Japan at March 31, 2005 and 2004, respectively. Approximately $7.6 million and $13.4 million of the debt at March 31, 2005 and 2004, respectively, was owed by our Japanese subsidiary, AJI, and was guaranteed by the Company in the United States. The remaining portion, $13.0 million and $4.8 million at March 31, 2005 and 2004, respectively, was owed by ASI. As of March 31, 2005 and 2004, the interest rate ranged from 1.4 percent to 2.4 percent and 1.4 percent to 3.0 percent, respectively. Substantially all of the debt is guaranteed by Asyst in the United States.
      Long-term debt and capital leases consisted of the following (in thousands):

	Fiscal Year Ended
	March 31,

	2005	2004

Convertible subordinated notes	$86,250	$86,250
Secured straight bonds	4,397	7,110
Capital leases	860	489

Total long-term debt	91,507	93,849
Less: Current portion of long-term debt and capital leases	(2,757)	(2,775)

Long-term debt and capital leases of current portion	$88,750	$91,074

      At March 31, 2005, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,

2006	$2,757
2007	1,818
2008	630
2009	86,302

$91,507

Convertible Subordinated Notes
      On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at par and at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization are included in other assets. Issuance costs are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.5 million during each of the years ended March 31, 2005, 2004 and 2003, respectively.

Secured Straight Bonds
      We had $4.4 million and $7.1 million of secured straight bonds from a bank in Japan outstanding at March 31, 2005 and 2004, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.4 percent and 1.4 percent to 3.0 percent, respectively, as of March 31, 2005 and 2004, respectively, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

Line of Credit
      At March 31, 2005, we had available to us a $25.0 million two-year revolving line of credit with a commercial bank, as amended during the first quarter of fiscal year 2005. The amended line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain a balance of cash and cash equivalent in the United States during the term of the line of credit of at least $35.0 million, at least $5.0 million of which must be held with the bank. In addition, the amendment extended the line of credit through May 15, 2006, changed and expanded the base of assets under which we qualify for borrowing under the line of credit and reduced certain fees and interest charges applicable to borrowing under the line of credit. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding, in addition to the cash balance held at the bank. The line of credit was fully paid down during the fiscal year ended March 31, 2004. As of March 31, 2005, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants (see Note 19).
      At March 31, 2005, ASI had three revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $65.1 million at the exchange rate as of March 31, 2005. As of March 31, 2005 and 2004, respectively, ASI had outstanding borrowings of 1.4 billion Japanese Yen and 0.5 billion Japanese Yen, or approximately $13.0 million and $4.8 million, respectively, at the exchange rate as of March 31, 2005 and 2004, respectively, that is recorded in short-term debt.
      ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate, or TIBOR, which was 0.06 percent at March 31, 2005, plus margins of 1.00 to 1.25 percent. Under terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at March 31, 2005. None of these lines of credit require collateral and none of these lines of credits require guarantees from us or our other subsidiaries in the event of default by ASI. In June 2005, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $37.2 million, of borrowing capacity to extend the expiry dates to June 30, 2006, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended. A third line of credit representing 3.0 billion Yen, or approximately $27.9 million, of borrowing capacity is due to expire in November 2005, at which time any amounts outstanding will be due and payable, unless the line of credit is extended.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our Japanese subsidiary, AJI, maintains revolving lines of credit with five Japanese banks. The lines of credit carry annual interest rates of 1.4 to 2.4 percent and substantially all of these lines of credit are guaranteed by us in the United States. As of March 31, 2005 and 2004, respectively, AJI had outstanding borrowings of 0.8 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $7.6 million and $13.4 million, at exchange rates as of March 31, 2005 and 2004, respectively, that are recorded as short-term debt.

13.	Common Stock:
      As of March 31, 2005, the following shares of our common stock were available for issuance:

Employee Stock Option Plans	1,178,592
Employee Stock Purchase Plan	354,500

1,533,092

Sale of Equity Securities
      No equity securities were sold during fiscal year 2005, other than through exercise of stock options or through the Employee Stock Purchase Plan. In November 2003, we sold 6,900,000 shares of our common stock, including exercise of the underwriters’ over-allotment option, at an offering price to the public of $15.17 per share. We received total proceeds of $98.9 million, net of the related issuance fees and costs of $5.7 million.

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
      Under the 2001 Plan, adopted in January 2001, there were 2,100,000 shares of common stock which were reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date.
      Under the amended 2003 Plan, adopted in September 2004, 1,900,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options, incentive stock options and restricted stocks to employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date.
      The SemiFab Plan arose from the acquisition of SemiFab in February 2001. The plan was terminated upon the sale of SemiFab in fiscal year 2003. There are no further stock options available for issuance.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total stock-based compensation expenses recorded during fiscal years 2005, 2004 and 2003 consisted of the following (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

Cost of sales	$102	$33	$51
Research and development	144	490	700
Selling, general and administrative	1,375	2,123	1,834

Total	$1,621	$2,646	$2,585

      During the fourth quarter of fiscal year 2005, management approved accelerating the vesting of certain outstanding “out-of-the-money”, unvested stock options granted to employees under the All Employee Award program. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the effectiveness of SFAS No. 123(R). In addition, because these options have exercise prices in excess of market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. As these options were accelerated to vest in fiscal year 2005, additional compensation cost of $1.8 million, which represented the unamortized cost of accelerated unvested options, was included when calculating the pro forma net loss for disclosure under SFAS No. 123 and SFAS No. 148 for fiscal year 2005 in Note 4.
      Activity in our stock option plans is summarized as follows:

	Fiscal Year Ended March 31,

	2005		2004		2003

	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	8,211,505	$11.05	9,210,061	$12.20	9,971,917	$12.76
Granted	1,703,058	7.15	3,014,508	6.67	2,144,023	10.62
Exercised	(460,706)	5.64	(1,695,160)	6.75	(525,269)	7.92
Cancelled	(2,626,604)	12.19	(2,317,904)	12.80	(2,380,610)	14.00

Options outstanding, end of year	6,827,253	$10.00	8,211,505	$11.05	9,210,061	$12.20

Exercisable, end of year	4,680,206	$11.39	4,417,856	$12.40	5,276,209	$11.59

      In addition, 27,286 shares and 886 shares of restricted stock and restricted stock units were issued during fiscal years ended March 31, 2005 and 2004, respectively, with a weighted average grant-date fair value of $10.09 and $8.07 per share, respectively. No restricted stock or restricted stock units were issued during fiscal year ended March 31, 2003.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our outstanding and exercisable stock options as of March 31, 2005:

	Options Outstanding			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Actual Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 0.00 - $ 4.57	1,084,545	6.73	$3.85	499,481	$3.60
4.63 - 5.05	1,254,930	7.54	4.98	591,351	4.95
5.09 - 9.81	1,452,958	6.98	7.91	997,218	8.26
9.93 - 12.93	1,335,962	6.96	11.77	1,146,051	11.80
13.06 - 19.06	1,347,795	6.43	16.30	1,101,042	16.50
19.25 - 51.38	351,063	5.18	24.77	345,063	24.86

$ 0.00 - $51.38	6,827,253	6.99	$10.00	4,680,206	$11.39

      The weighted-average grant date fair value of options during fiscal years 2005, 2004 and 2003 was $5.09, $4.37 and $10.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 2005, 2004 and 2003:

	Fiscal Year Ended
	March 31,

	2005	2004	2003

Risk-free interest rate	3.35%	3.00%	2.62%
Expected term of option (in years)	4.63	4.65	4.30
Expected volatility	91%	81%	107%
Expected dividend yield	—	—	—

Employee Stock Purchase Plan
      Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 2,450,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10.0 percent of an employee’s compensation, at a price not less than 85.0 percent of the market value of the stock on specified dates. During fiscal years ended March 31, 2005, 2004 and 2003, 261,399, 163,671 and 242,686 shares, respectively, were issued under the plan. As of March 31, 2005, 2,095,500 shares had been purchased by employees under the Plan.
      The weighted-average fair value of stock purchases during fiscal years ended March 31, 2005, 2004 and 2003 was $2.41, $7.69 and $8.40, respectively. The fair value of each stock purchase is calculated on the date of purchase using the Black-Scholes model with the following weighted average assumptions used:

	Fiscal Year Ended
	March 31,

	2005	2004	2003

Risk-free interest rate	2.67%	1.15%	1.83%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	73%	81%	107%
Expected dividend yield	—	—	—

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Benefit Plans:

Defined Benefit Pension Plans
      Our joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law. The plan is managed jointly and its assets are commingled with those of the retired employees of Shinko Electric, Co., Ltd. the minority shareholder of ASI.
      The changes in the benefit obligations and plan assets for the plan described above were as follows (in thousands):

	March 31,

	2005	2004

Change in projected benefit obligation:
Beginning projected benefit obligation	$18,703	$16,526
Acquisitions/ Employee Transfers	132	—
Service cost	738	688
Interest cost	364	352
Actuarial loss	1,268	334
Currency exchange rate changes	(280)	2,014
Benefits paid to plan participants	(2,083)	(1,211)

Ending projected benefit obligation	$18,842	$18,703

Change in Plan Assets:
Beginning fair value of plan assets	$6,153	$4,071
Actual return on plan assets	154	61
Employer contributions	2,515	2,275
Currency exchange rate changes	(93)	543
Benefits paid to participants	(1,429)	(797)

Ending fair value of plan assets	$7,300	$6,153

Funded Status:
Ending funded status	$(11,542)	$(12,550)
Unrecognized net actuarial loss	1,912	774

Net amount recognized	$(9,630)	$(11,776)

Amounts Recognized in the Balance Sheet:
Accrued pension benefit liability	$(9,630)	$(11,776)

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Plan asset allocations were as follows:

	March 31,

	2005	2004

Allocation of Plan Assets:
Japanese equity securities	37.0%	38.0%
Japanese debt securities	27.0%	27.0%
Non-Japanese equity securities	21.0%	19.0%
Non-Japanese debt securities	9.0%	10.0%
Others	6.0%	6.0%

Total	100.0%	100.0%

      The range of target allocation percentages for each major category of plan assets as of March 31, 2005 was as follows:

Target Allocation of Plan Assets:
Japanese equity securities	30% to 40%
Japanese debt securities	20% to 30%
Non-Japanese equity securities	20% to 30%
Non-Japanese debt securities	10% to 20%
Others	0% to 10%

Total	100%

      Economic assumptions used to determine the costs and benefit obligations for the pension plan were as follows:

	March 31,

	2005	2004

Discount rate	2.00%	2.00%
Expected return on plan assets	3.50%	3.50%
Rate of compensation increase	2.50%	2.50%
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
      The net periodic pension cost for the plan included the following components (in thousands):

	Fiscal Year Ended
	March 31,

	2005	2004	2003

Company service cost	$738	$688	$308
Interest cost	364	352	154
Expected return on plan assets	(246)	(243)	(57)

Net periodic pension cost	$856	$797	$405

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future expected benefit payments over the next ten fiscal years are as follows (in thousands):

2006	$885
2007	1,860
2008	1,719
2009	2,788
2010	2,924
2011 through 2015	5,806

Total	$15,982

      The net pension cost for the fiscal year ending March 31, 2006 is expected to be approximately $0.9 million. Cash funding for benefits to be paid for fiscal year 2006 is expected to be approximately $0.3 million. The long-term portion of the benefit liability is included in other long-term liabilities, while the current portion is included in accrued and other liabilities.
      At March 31, 2005, the plan’s accumulated benefit obligation of $15.6 million and the plan’s projected benefit obligation of $18.8 million exceed the plan assets of $7.3 million.
      Our majority-owned Japanese subsidiary, AJI, has an unfunded defined benefit pension plan for its employees. At March 31, 2005, the projected benefit obligation and accrued benefit liability were $1.0 million and $0.8 million, respectively. The net periodic pension cost for the fiscal year ended March 31, 2005 was $0.3 million.

Employee Savings and Retirement Plan
      We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 20.0 percent of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Employer matching contributions were approximately $0.5 million during fiscal year ended March 31, 2005. No employer matching contributions were made in fiscal years ended March 31, 2004 and 2003.

15.	Reportable Segments:
      We have two reportable segments: Fab Automation and AMHS. Fab Automation products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.
      We evaluate performance and allocate resources based on revenues and operating income (loss). Income (loss) from operations for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill, and acquisition-related and restructuring charges are excluded from the segments’ income (loss) from operations. Our non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information is summarized as follows (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

Fab Automation Products:
Net sales	$232,391	$133,132	$213,097

Loss from operations	$(18,472)	$(68,077)	$(66,879)

AMHS:
Net sales	$380,596	$168,510	$46,398

Income (loss) from operations	$844	$(19,245)	$(16,724)

Total:
Net sales	$612,987	$301,642	$259,495

Loss from operations	$(17,628)	$(87,322)	$(83,603)

      Total loss from operations is equal to consolidated loss from operations for the periods presented. We do not allocate other income (expense), net to individual segments.
      Net sales by geography, based on the location of the customers, were as follows (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

United States	$112,923	$63,863	$90,579
Japan	146,752	83,778	47,950
Taiwan	230,334	46,211	46,909
Korea	30,240	45,785	—
Other Asia/Pacific	70,879	41,381	51,109
Europe	21,859	20,624	22,948

Total	$612,987	$301,642	$259,495

      Total property and equipment, net and other assets, excluding deferred tax assets were as follows (in thousands):

	March 31,

	2005	2004

United States	$6,243	$9,681
Japan	11,915	15,935
Other	324	569

Total	$18,482	$26,185

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies:

Lease Commitments
      We lease various facilities under non-cancelable capital and operating leases. At March 31, 2005, the future minimum commitments under these leases are as follows (in thousands):

	Capital	Operating	Sublease
Fiscal Year Ending March 31,	Lease	Lease	Income

2006	$294	$5,653	$(523)
2007	264	1,980	(43)
2008	178	1,574	—
2009	161	10	—

Total	$897	$9,217	$(566)

Less: interest	(37)

Present value of minimum lease payments	860
Less: current portion of capital leases	(287)

Capital leases, net of current portion	$573

      Rent expense under our operating leases was approximately $5.8 million, $5.0 million and $5.5 million for the years ended March 31, 2005, 2004 and 2003, respectively.

Purchase Commitments
      At March 31, 2005, total non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $4.0 million.

Legal Commitments
      On October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ’421 patent”) and 4,974,166 (“the ’166 patent”). Defendants filed answers and counterclaims asserting various defenses, and the issues subsequently were narrowed by the parties’ respective dismissals of various claims, and the dismissal of defendant Empak pursuant to a settlement agreement. The remaining patent infringement claims against the remaining parties proceeded to summary judgment, which was entered against us on June 8, 1999. We thereafter took an appeal to the United States Court of Appeals for the Federal Circuit. On October 10, 2001, the Federal Circuit issued a written opinion, Asyst Technologies, Inc. v. Empak, 268 F.3d 1365 (Fed. Cir. 2001), reversing in part and affirming in part the decision of the trial court to narrow the factual basis for a potential finding of infringement, and remanding the matter to the trial court for further proceedings. The case was subsequently narrowed to the ’421 patent, and we sought monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees. On October 9, 2003, the court: (i) granted defendants’ motion for summary judgment to the effect that the defendants had not infringed our patent claims at issue and (ii) directed that judgment be entered for defendants. We thereafter took a second appeal to the United States Court of Appeals for the Federal Circuit. On March 22, 2005, the Federal Circuit issued a second written opinion, Asyst Technologies, Inc. v. Empak, 402 F.3d 1188 (Fed. Cir. 2005), reversing in part and affirming in part the decision of the trial court to narrow the factual basis for a potential finding of infringement, and remanding the matter to the trial court for further proceedings. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters, which are expensed as incurred. There can be no assurance third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of March 31, 2005.

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

17.	Net Income (Loss) Per Share:
      The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	March 31,

	2005	2004	2003

Restricted stock	99	59	53
Restricted stock units	37	—	—
Stock options	6,827	8,212	9,210
Convertible notes	5,682	5,682	5,682

Total	12,645	13,953	14,945

18.	Related Party Transactions:
      At March 31, 2005, we did not hold any outstanding loans due to us from current employees. At March 31, 2004, we held notes from two then current non-officer employees totaling $0.4 million, which were repaid during fiscal year 2005. At March 31, 2003, we held notes from two former employees and two then current employees totaling $0.7 million.
      Our majority-owned subsidiary, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholder. At March 31, 2005 and 2004, significant balances with Shinko and MECS Korea were (in thousands):

	March 31,

	2005	2004

Accounts payable due to Shinko	$39,221	$37,965
Accrued liabilities due to Shinko	450	536
Accounts receivable from MECS Korea	100	32
Accounts payable due to MECS Korea	21	—
      In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the fiscal years ended March 31, 2005, 2004 and 2003, sales to and purchases from Shinko and MECS Korea were (in thousands):

	Fiscal Year Ended March 31,

	2005	2004	2003

Material purchases from Shinko	$23,897	$19,833	$1,041
Services purchased from Shinko	72,200	22,678	13,441
Sales to MECS Korea	378	138	260
Services purchased from MECS Korea	414	2	27

19.	Subsequent Events:
      We have available to us a $25.0 million two-year revolving line of credit with a commercial bank as disclosed in Note 12. In June 2005, we amended the line of credit to extend its maturity to July 31, 2007. The maximum borrowing available under the amended line is $40.0 million; however, only $25.0 million of borrowing is available as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The total borrowing available to us under the line of credit will be increased incrementally from $25.0 million to a maximum of $40.0 million to the extent ASI’s aggregate available borrowing under its lines of credit in Japan is reduced from $65.0 million. The line of credit, as further amended, increases from $5.0 million to $20.0 million the amount of cash and cash equivalents that we are required to maintain with the bank during the term, and increases from $35.0 million to $40.0 million the amount of cash and cash equivalents that we must maintain during the term in U.S. bank accounts (which may include the cash and cash equivalents maintained with the bank). The amended line of credit also reduces certain fees and adjusts the levels of permitted indebtedness at ASI during the term.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Asyst Technologies, Inc.:
      We have completed an integrated audit of Asyst Technologies, Inc.’s fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its fiscal 2004 and fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and its subsidiaries (the “Company”) at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Asyst Technologies, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, because (1) the Company did not maintain an effective control environment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission (“COSO”), (2) the Company did not maintain effective controls over the financial accounting and reporting processes at its majority-owned joint venture in Japan, Asyst Shinko, Inc. (“ASI”) specifically related to: (a) the reconciliation and review of its intercompany accounts, (b) the identification of and accounting for related party transactions, (c) the timely preparation, review and approval of account reconciliations for significant financial statement accounts; and (d) the review and approval of ASI financial information; and (3) in connection with (1) above, the Company lacked sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (GAAP) commensurate with the Company’s financial reporting requirements, which contributed to the following individual material weaknesses: (a) the Company did not maintain effective controls over the accounting for revenue, (b) the Company did not maintain effective controls over inventory and the related cost of sales accounts, (c) the Company did not maintain effective controls over the accounting for accrued expenses, (d) the Company did not maintain effective controls over the accounting for awards under its various stock compensation plans, (e) the Company did not maintain effective controls over the income tax provision and the related balance sheet accounts; and (f) the Company did not maintain effective controls over the preparation of its interim and annual consolidated financial statements.
      The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
      1. As of March 31, 2005, the Company did not maintain an effective control environment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the financial reporting organizational structure was not adequate to support the size, complexity or activities of the Company. In addition, certain key finance positions were staffed with individuals who did not possess the appropriate skills, training or experience to meet the objectives of their job descriptions. This control deficiency indicated that the Company did not maintain an effective control environment and it contributed to the material weaknesses described in Items 2 and 3 below. This control deficiency also contributed to the restatement of the Company’s interim consolidated financial statements for the first quarter of fiscal 2005 and the audit adjustments to the Company’s fiscal 2005 interim and annual consolidated financial statements, as described in Items 2 and 3 below. Additionally, this control deficiency could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      2. As of March 31, 2005, the Company did not maintain effective controls over the financial accounting and reporting processes at its majority-owned joint venture in Japan, Asyst Shinko, Inc. (“ASI”). Specifically:

a) ASI did not maintain effective controls over the timely and accurate reconciliation and review of its intercompany accounts. Specifically, the accounting personnel at ASI did not possess a sufficient understanding of how to reconcile intercompany transactions between ASI and its subsidiaries. This control deficiency resulted in ASI’s failure to reconcile its intercompany accounts on a timely basis. This control deficiency also resulted in adjustments to revenue, cost of sales, accounts receivable and inventory in the Company’s fiscal 2005 consolidated annual financial statements. Additionally, this control deficiency could result in a misstatement of account balances that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

b) ASI did not maintain effective controls over the identification and reporting of related party transactions. Specifically, ASI’s controls over its related party transactions were ineffective in identifying all significant related party transactions between ASI and its minority joint venture partner on a timely basis in order for such transactions to be appropriately reflected in the Company’s interim and annual consolidated financial statements. This control deficiency resulted in audit adjustments to the disclosures in the Company’s fiscal 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of related party transactions and account balances that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

c) ASI did not maintain effective controls over the timely preparation, review and approval of account reconciliations for significant financial statement accounts. Specifically, ASI did not maintain effective controls over significant account reconciliations for inventory, accruals, other assets and suspense accounts. This control deficiency resulted in audit adjustments to the Company’s fiscal 2005 interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory, accruals, other assets and suspense accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

d) The Company did not maintain effective controls over the timely review and approval of ASI financial information included in the Company’s consolidated financial statements. Specifically, the Company’s review of ASI’s financial results, including the review of manual post-close journal entries, both at ASI and Corporate, were not sufficient to detect errors in ASI’s interim and annual financial information. This control deficiency resulted in adjustments to the Company’s fiscal 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

      3. As of March 31, 2005, as described in Item 1 above, the Company did not maintain a sufficient complement of financial accounting and reporting personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. This material weakness contributed to the following control deficiencies at the Company’s operations, including ASI, where specifically indicated. These control deficiencies either individually or in combination with other control deficiencies are considered material weaknesses:

a) The Company did not maintain effective controls over the accounting for revenue. Specifically, the Company’s controls over revenue were not adequate to ensure that all revenue transactions were completely and accurately recorded in the Company’s interim and annual consolidated financial statements. In particular, the following revenue control deficiencies are, in combination, considered a material weakness: (i) failure to properly apply percentage of completion accounting at ASI; (ii) failure to properly account for non-standard contractual terms and conditions; (iii) failure to properly consider and account for the impact of shipping terms on the transfer of title; (iv) failure to properly amortize deferred revenue for post-delivery maintenance and service obligations; and (v) failure to maintain adequate shipping cut-off. These control deficiencies resulted in the restatement of the Company’s interim consolidated financial statements for the first quarter of fiscal 2005 and audit adjustments to revenue and deferred revenue in the Company’s fiscal 2005 interim and annual consolidated financial statements. Additionally, these control deficiencies could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies in aggregate constitute a material weakness.

b) The Company did not maintain effective controls over inventory and the related cost of sales accounts at ASI and the Company’s operations in the United States. Specifically, the Company’s controls over the accuracy of the allocation of inventory variances and the valuation of inventory reserves were not effective. This control deficiency resulted in audit adjustments to inventory and the related cost of sales accounts in the Company’s fiscal 2005 interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and the related cost of sales accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

c) The Company did not maintain effective controls over the accounting for accrued expenses. Specifically, the Company’s controls over cut-off for operating expenses were insufficient to ensure bonuses, consulting fees and other operating expenses were completely and accurately recorded in the proper period. This control deficiency resulted in audit adjustments to accrued expenses and the related operating expenses in the Company’s fiscal 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued expenses and the related operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

d) The Company did not maintain effective controls over the accounting for awards made under its various stock compensation plans. Specifically, modifications to stock compensation arrangements and non-routine stock compensation arrangements were not timely communicated to the appropriate accounting personnel responsible for recording the financial consequences of such modifications in the Company’s consolidated financial statements. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for the first quarter of fiscal 2005 and audit adjustments to the Company’s fiscal 2005 consolidated interim and annual financial statements. Additionally, these control deficiencies could result in a misstatement of deferred stock-based compensation expense and the related stock-based compensation expense that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

e) The Company did not maintain effective controls over its income tax provision and the related balance sheet accounts. Specifically, the Company failed to properly allocate the release of its deferred tax asset valuation allowance between the statement of operations and intangible assets. This control deficiency resulted in audit adjustments to the Company’s fiscal 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the provision for income taxes and the related balance sheet accounts that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

f) The Company did not maintain effective controls over the preparation of its interim and annual consolidated financial statements. Specifically, the Company did not maintain effective controls over the process for identifying and accumulating certain required supporting information to ensure the completeness and accuracy of its interim and annual consolidated financial statements and the related disclosures. This control deficiency resulted in audit adjustments to the disclosures in the Company’s fiscal 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Asyst Technologies, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Asyst Technologies, Inc. has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
San Jose, California
June 29, 2005

Item 9 —	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A —	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
      We have endeavored to design our disclosure controls and procedures and internal control over financial reporting to provide reasonable assurances that their objectives will be met. However, a system of internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as lapses in judgment and breakdowns resulting from human failures. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.
      Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2005. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurances that they will meet their defined objectives. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Management’s Report on Internal Control Over Financial Reporting
      SEC rules define “internal control over financial reporting” as a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2005:

1. As of March 31, 2005, we did not maintain an effective control environment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Specifically, the financial reporting organizational structure was not adequate to support the size, complexity or activities of the Company. In addition, certain key finance positions were staffed with individuals who did not possess the appropriate skills, training or experience to meet the objectives of their job descriptions. This control deficiency indicated that we did not maintain an effective control environment and it contributed to the material weaknesses described in Items 2 and 3 below. This control deficiency also contributed to the restatement of our interim consolidated financial statements for the first quarter of fiscal 2005 and the audit adjustments to our fiscal 2005 interim and annual consolidated financial statements, as described in Items 2 and 3 below. Additionally, this control deficiency could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of March 31, 2005, we did not maintain effective controls over the financial accounting and reporting processes at our majority-owned joint venture in Japan, Asyst Shinko, Inc. (“ASI”). Specifically:

a) ASI did not maintain effective controls over the timely and accurate reconciliation and review of its intercompany accounts. Specifically, the accounting personnel at ASI did not possess a sufficient understanding of how to reconcile intercompany transactions between ASI and its subsidiaries. This control deficiency resulted in ASI’s failure to reconcile its intercompany accounts on a timely basis. This control deficiency also resulted in adjustments to revenue, cost of sales, accounts receivable and inventory in our fiscal 2005 consolidated annual financial statements. Additionally, this control deficiency could result in a misstatement of account balances that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

b) ASI did not maintain effective controls over the identification and reporting of related party transactions. Specifically, ASI’s controls over its related party transactions were ineffective in identifying all significant related party transactions between ASI and its minority joint venture partner on a timely basis in order for such transactions to be appropriately reflected in our interim and annual consolidated financial statements. This control deficiency resulted in audit adjustments to the disclosures in our fiscal 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of related party transactions and account balances that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

c) ASI did not maintain effective controls over the timely preparation, review and approval of account reconciliations for significant financial statement accounts. Specifically, ASI did not maintain effective controls over significant account reconciliations for inventory, accruals, other assets and suspense accounts. This control deficiency resulted in audit adjustments to our fiscal 2005 interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory, accruals, other assets and suspense accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

d) We did not maintain effective controls over the timely review and approval of ASI financial information included in our consolidated financial statements. Specifically, our review of ASI’s financial results, including the review of manual post-close journal entries, both at ASI and Corporate, were not sufficient to detect errors in ASI’s interim and annual financial information. This control deficiency resulted in adjustments to our fiscal 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of March 31, 2005, as described in Item 1 above, we did not maintain a sufficient complement of financial accounting and reporting personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. This material weakness contributed to the following control deficiencies at our operations, including ASI, where specifically indicated. These control deficiencies either individually or in combination with other control deficiencies are considered material weaknesses:

a) We did not maintain effective controls over the accounting for revenue. Specifically, our controls over revenue were not adequate to ensure that all revenue transactions were completely and accurately recorded in our interim and annual consolidated financial statements. In particular, the following revenue control deficiencies are, in combination, considered a material weakness: (i) failure to properly apply percentage of completion accounting at ASI; (ii) failure to properly account for non-standard contractual terms and conditions; (iii) failure to properly consider and account for the impact of shipping terms on the transfer of title; (iv) failure to properly amortize deferred revenue for post-delivery maintenance and service obligations; and (v) failure to maintain adequate shipping cut-off. These control deficiencies resulted in the restatement of our interim consolidated financial statements for the first quarter of fiscal 2005 and audit adjustments to revenue and deferred revenue in our fiscal 2005 interim and annual consolidated financial statements. Additionally, these control deficiencies could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies in aggregate constitute a material weakness.

b) We did not maintain effective controls over inventory and the related cost of sales accounts at ASI and our operations in the United States. Specifically, our controls over the accuracy of the allocation of inventory variances and the valuation of inventory reserves were not effective. This control deficiency resulted in audit adjustments to inventory and the related cost of sales accounts in our fiscal 2005 interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and the related cost of sales accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

c) We did not maintain effective controls over the accounting for accrued expenses. Specifically, our controls over cut-off for operating expenses were insufficient to ensure bonuses, consulting fees and other operating expenses were completely and accurately recorded in the proper period. This control deficiency resulted in audit adjustments to accrued expenses and the related operating expenses in our fiscal 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued expenses and the related operating expenses that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

d) We did not maintain effective controls over the accounting for awards made under our various stock compensation plans. Specifically, modifications to stock compensation arrangements and non-routine stock compensation arrangements were not timely communicated to the appropriate accounting personnel responsible for recording the financial consequences of such modifications in our consolidated financial statements. This control deficiency resulted in the restatement of our interim consolidated financial statements for the first quarter of fiscal 2005 and audit adjustments to our fiscal 2005 consolidated interim and annual financial statements. Additionally, these control deficiencies could result in a misstatement of deferred stock-based compensation expense and the related stock-based compensation expense that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

e) We did not maintain effective controls over our income tax provision and the related balance sheet accounts. Specifically, we failed to properly allocate the release of our deferred tax asset valuation allowance between the statement of operations and intangible assets. This control deficiency resulted in audit adjustments to our fiscal 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the provision for income taxes and the related balance sheet accounts that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

f) We did not maintain effective controls over the preparation of our interim and annual consolidated financial statements. Specifically, we did not maintain effective controls over the process for identifying and accumulating certain required supporting information to ensure the completeness and accuracy of our interim and annual consolidated financial statements and the related disclosures. This control deficiency resulted in audit adjustments to the disclosures in our fiscal 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

      Because of the material weaknesses discussed above, we have concluded that Asyst did not maintain effective internal control over financial reporting as of March 31, 2005, based on the criteria in the Internal Control — Integrated Framework.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
      We made no significant changes in our systems and controls during the fourth quarter. We experienced turnover in certain key positions in the fourth quarter, which negatively impacted our controls. Additionally, as discussed above, management has identified certain material weaknesses, in our internal control over financial reporting. As described in “Management’s Remediation Initiatives and Interim Measures” below, management is taking steps to strengthen our internal control over financial reporting.
      Except as set forth above, we identified no change in our internal control over financial reporting that occurred in the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Management’s Remediation Initiatives and Interim Measures
      In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to the overall design of our control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.
      We summarize below the remediation measures that we are implementing or plan to implement in response to the material weaknesses discussed above. Following the summary of remediation measures, we also describe interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses in connection with the preparation of the financial statements included in this Form 10-K.

      1. General plan for hiring and training of personnel. We will endeavor to hire and retain sufficient personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. These measures will include the following:

•	We plan to hire additional qualified accounting personnel in the U.S. and Japan, in the areas of general accounting, compliance reporting, internal audit and tax; and

•	We plan to implement an enhanced formal training process for financial staff in an effort to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.
      2. Accurate Preparation and Review of Financial Statements, Reconciliations, and Journal Entries.
      We intend to implement overall improvements throughout our consolidated financial reporting process in an effort to ensure accurate and more timely preparation and review of our financial statements. These plans include new procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment. Specific measures also include:

•	training and improved monitoring of financial staff,

•	implementing new month-end closing procedures with improved reconciliation and controls over standardized checklists to help ensure such procedures are consistently and effectively applied throughout the organization, and

•	implementing procedures to more effectively accumulate and analyze financial information.
      3. General plan for documenting and enhancing internal controls at ASI. Our planned remediation measures include improved documentation of key controls at ASI and implementation of controls to better assure timely account analysis, reconciliation, review and approval of significant accounts.

Interim Measures
      To help mitigate certain of the material weaknesses discussed above in connection with the consolidated financial statements included in this Form 10-K, Asyst performed the additional analyses, procedures and reviews described below to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America.
      Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-K to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-K fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
      These interim measures included the following:

•	We retained on an interim basis outside consultants, other than our independent registered public accounting firm, with relevant accounting and tax experience, skills and knowledge, working under the supervision and direction of our management, to assist with the fiscal 2005 year-end reporting process.

•	Our senior corporate finance staff spent several weeks at ASI during the close process and prior to the reporting of 2005 year-end financial results to conduct a detailed review of the reporting process at ASI and perform additional analyses of inter-company reconciliations in an effort to ensure the accuracy of financial reporting.

•	Training and instruction has been provided to ASI accounting staff to enhance their understanding of relevant U.S. accounting principles and regulatory reporting requirements.

•	New corporate accounting policies have been implemented at ASI and will be reviewed on a regular basis for compliance.

•	We conducted a detailed and extensive review of the following matters: all stock and stock option transactions, account reconciliations and journal entries.

Item 9B —	Other Information
      We have amended our line of credit with Comerica Bank on June 27, 2005, to increase the available principal amount and make other changes in the credit agreement, which is referred to as our two-year revolving credit agreement with a commercial bank and summarized in “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Notes 12 and 19 in “Notes to our Consolidated Financial Statements” in Item 8 of this report. There is no amount outstanding under the line of credit, and we are in compliance with the financial covenants, as of the date of the filing of this report. This information relating to the amended credit line is incorporated by reference in this Item 9B. Events of default include nonpayment of amounts due and violation of covenants subject to defined cure periods, and other events of default listed in the amended credit agreement that we previously included as an exhibit to our Form 10-Q filed on August 5, 2004. As permitted by the instructions to Form 8-K, we are providing information about the amended credit line in this Form 10-K in lieu of filing a Form 8-K to report the equivalent information under Item 1.01, Entry into a Material Definitive Agreement, or Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
      Also, on June 27, 2005, our Board of Directors approved amendments to confirm and clarify certain provisions of the Compensation Program for Non-employee Directors. The principal amendment provides that an annual award of stock may be approved for each non-employee director, which would be determined based on a value of $60,000 and which would vest over 36 months from the date of award. The shares subject to the award cannot be sold during that vesting period unless the individual ceases to be a director (however, recipients may request that a certain number of shares subject to the award may be sold to satisfy taxes or fees assessed on the income to the recipient imputed in conjunction with vesting). The amendment also confirms that members of the Governance and Nominating Committee also receive an annual cash retainer fee ($5,000 per member; and an additional $7,500 annual cash retainer if also the committee’s chair), as well as fees per meetings attended (whether in person or by telephone). This compensation program is summarized in Exhibit 10.37 to this report, and the description in this paragraph is qualified by reference to that exhibit. This information is provided under Item 9B in lieu of filing a Form 8-K to report equivalent information under Item 1.01.
PART III

Item 10 —	Directors and Executive Officers of the Registrant
      Information required under this item is hereby incorporated from our Definitive Proxy Statement to be delivered to shareholders in connection with the solicitation of proxies for our Annual Meeting of Shareholders in 2005 (the “Definitive Proxy Statement”).
      Information relating to the Code of Ethics defined in SEC rules is set forth above in Part I, Item 1 “Business — Additional Information and Governance Matters,” and is incorporated herein by reference.

Item 11 —	Executive Compensation
      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 13 —	Certain Relationships and Related Transactions
      Not applicable.

Item 14 —	Principal Accountant Fees and Services
      The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.
PART IV

Item 15 —	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Annual Report on Form 10-K
      (1) Financial Statements
      See Index to Consolidated Financial Statements under Item 8 on page 45 of this Annual Report on Form 10-K.
      (2) Financial Statement Schedule
      See Index to Consolidated Financial Statements under Item 8 on page 45 of this Annual Report on Form 10-K.
      (3) Exhibits
      The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on
Form 10-K.
      (b) Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

2.1	Asset Purchase Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.	10-K/A	000-22430	10/29/2003
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	000-22430	6/29/1998

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

4.2		Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	000-22430	6/18/1999

4.3		Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	000-22430	8/14/2001

4.4		Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	000-22430	8/14/2001

4.5		Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	000-22430	6/28/2002

10	.1*	Form of Indemnity Agreement entered into between the Company and certain directors.	S-1	333-66184	7/19/1993

10	.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	333-88246	2/13/1995

10	.3*	Company’s 1993 Employee Stock Purchase Plan and related offering document.	S-1	333-66184	7/19/1993

10	.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.	S-1	333-66184	7/19/1993

10.5		Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	333-66184	7/19/1993

10.6		Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.	10-K	000-22430	7/19/1995

10.7		Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc. dated November 20, 1995.	10-Q	000-22430	10/21/1999

10.8		Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.	10-Q	000-22430	10/21/1999

10.9		Amendment to Lease Agreement between the Company and the Kato Road Partners, dated July 30, 1999.	10-Q	000-22430	10/21/1999

10.10		Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.	10-Q	000-22430	10/21/1999

10	.11*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.	10-K	000-22430	6/19/2001

10	.12†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	000-22430	8/14/2001

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

10	.13†	Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.	10-Q	000-22430	8/14/2001

10	.14†	Banking Consents & Agreements between MECS, K.K. and Tokai Bank, K.K dated November 30, 1998 and December 6, 1999	10-Q	000-22430	8/14/2001

10	.15†	Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November 14, 1994.	10-Q	000-22430	8/14/2001

10	.16†	Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.	10-Q	000-22430	8/14/2001

10	.17*	Palo Alto Technologies, Inc. 1997 Stock Plan.	S-8	333-94619	1/13/2000

10	.18*	Form of Stock Option Agreement used in connection with Palo Alto Technologies, Inc. 1997 Stock Plan.	S-8	333-94619	1/13/2000

10	.19*	Progressive System Technologies, Inc. 1995 Stock Option/ Stock Issuance Plan.	S-8	333-94619	1/13/2000

10	.20*	Form of Notice of Grant and Stock Option Agreement used in connection with Progressive System Technologies, Inc. 1995 Stock Option/ Stock Issuance Plan	S-8	333-94619	1/13/2000

10	.21†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	000-22430	11/12/2002

10	.22†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	000-22430	11/12/2002

10	.23‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	000-22430	11/12/2002

10	.24†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	000-22430	2/11/2003

10	.25‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.	10-K/A	000-22430	10/29/2003

10.26		Amendment No. 3 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of September 26, 2003.	10-Q	000-22430	11/12/2003

10	.27*	Change-In-Control Agreement between the Company and Stephen S Schwartz, dated as of October 20, 2003.	10-Q	000-22430	11/12/2003

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

10	.28*	Change-In-Control Agreement between the Company and David L. White, dated as of November 7, 2003.	10-Q	000-22430	11/12/2003

10.29		Agreement for Purchase and Sale of 44960 Warm Springs Boulevard, Fremont, California, between the Company and Milpitas Square 880 @ 237, LLC, dated as of June 13, 2003.	10-Q	000-22430	11/12/2003

10	.30‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	000-22430	2/10/2004

10	.31*	Company’s 2003 Equity Incentive Plan.	S-8	333-109432	10/3/2003

10	.32*	Form of Indemnity Agreement entered into between the Company and certain executive officers.	10-K	000-22430	6/10/2004

10	.33*	Separation Agreement between the Company and Geoffrey Ribar dated September 11, 2003.	10-K	000-22430	6/10/2004

10.34		Amendment No. 4 to Loan and Security Agreement between the Company and Comerica Bank dated February 3, 2004.	10-K	000-22430	6/10/2004

10.35		Letter agreement between the Company and Comerica Bank dated December 24, 2003.	10-K	000-22430	6/10/2004

10	.36*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	000-22430	6/10/2004

10	.37*	Company’s Compensation Program for Nonemployee Directors effective July 1, 2003, as amended June 27, 2005.				X

10	.38*	Company’s Executive Deferred Compensation Plan.	10-K	000-22430	6/10/2004

10	.39*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	000-22430	6/10/2004

10	.40*	Employment Agreement between the Company and David L. White dated September 29, 2003.	10-K	000-22430	6/10/2004

10	.41*	Addendum dated September 23, 2003 to Separation Agreement between the Company and Geoffrey Ribar dated September 11, 2003.	10-K	000-22430	6/10/2004

10	.42*	Employment Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.	10-Q	000-22430	8/5/2004

10	.43*	Change-in-Control Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.	10-Q	000-22430	8/5/2004

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

10	.44*	Severance Agreement and Release of All Claims between the Company and Frederick Tiso, dated May 19, 2004.	10-Q	000-22430	8/5/2004

10.45		Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.	10-Q	000-22430	8/5/2004

10	.46*	Employment Agreement between the registrant and Robert Nikl executed on September 20, 2004.	8-K	000-22430	9/24/2004

10	.47*	2003 Equity Incentive Plan as amended by amendments approved by the Registrant’s shareholders on September 21, 2004	8-K	000-22430	9/27/2004

10	.48*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	000-22430	12/30/2004

10	.49*	Form of Restricted Stock Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	000-22430	12/30/2004

10	.50*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	000-22430	12/30/2004

10.51		Company’s 2001 Non-Officer Equity Plan.	10-Q	000-22430	12/30/2004

10	.52*	Employment Agreement between the Company and Warren Kocmond, Jr., (corrected as of May 16, 2005).				X

10	.53*	Change-in-Control Agreement between the Company and Robert J. Nikl, dated November 3, 2004.				X

10	.54*	Change-in-Control Agreement between the Company and Anthony C Bonora, dated November 3, 2004.				X

10	.55‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.				X

10.56		Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.				X

10	.57*	Summary of Executive Bonus Plan				X

10.58		Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005				X

21.1		Subsidiaries of Asyst Technologies, Inc.				X

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document

SCHEDULE II
ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance				Balance
	Beginning	Charged to			End of
	of Year	Expenses	Deductions	Acquired	Year

	(In thousands)
Allowance for doubtful accounts
Year Ended March 31,
2003	$4,198	$488	$(1,160)	$1,354	$4,880
2004	$4,880	$222	$(494)	$—	$4,608
2005	$4,608	$4,862	$(2,490)	$—	$6,980

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

By:	/s/ ROBERT J. NIKL

Robert J. Nikl
Senior Vice President
Chief Financial Officer
Date: June 29, 2005
      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN S. SCHWARTZ Stephen S. Schwartz, Ph. D.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2005

/s/ ROBERT J. NIKL Robert J. Nikl	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2005

/s/ STANLEY GRUBEL Stanley Grubel	Director	June 29, 2005

/s/ TSUYOSHI KAWANISHI Tsuyoshi Kawanishi	Director	June 29, 2005

/s/ ROBERT A. MCNAMARA Robert A. McNamara	Director	June 29, 2005

/s/ ANTHONY E. SANTELLI Anthony E. Santelli	Director	June 29, 2005

/s/ WILLIAM SIMON William Simon	Director	June 29, 2005

/s/ WALTER W. WILSON Walter W. Wilson	Director	June 29, 2005

EXHIBIT INDEX

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

2.1		Asset Purchase Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.	10-K/A	000-22430	10/29/2003

3.1		Amended and Restated Articles of Incorporation of the Company.	S-1	333-66184	7/19/1993

3.2		Bylaws of the Company.	S-1	333-66184	7/19/1993

3.3		Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	000-22430	10/21/1999

3.4		Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	000-22430	7/31/2000

4.1		Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	000-22430	6/29/1998

4.2		Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	000-22430	6/18/1999

4.3		Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	000-22430	8/14/2001

4.4		Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	000-22430	8/14/2001

4.5		Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	000-22430	6/28/2002

10	.1*	Form of Indemnity Agreement entered into between the Company and certain directors.	S-1	333-66184	7/19/1993

10	.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	333-88246	2/13/1995

10	.3*	Company’s 1993 Employee Stock Purchase Plan and related offering document.	S-1	333-66184	7/19/1993

10	.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.	S-1	333-66184	7/19/1993

10.5		Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	333-66184	7/19/1993

10.6		Lease Agreement between the Company and the Kato Road Partners dated February 16, 1995.	10-K	000-22430	7/19/1995

10.7		Lease Agreement between SL-6 Partners, Ltd. and Progressive System Technologies, Inc. dated November 20, 1995.	10-Q	000-22430	10/21/1999

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

10.8		Sublease Agreement between Progressive System Technologies, Inc. and Group, Inc., dated December 3, 1996.	10-Q	000-22430	10/21/1999

10.9		Amendment to Lease Agreement between the Company and the Kato Road Partners, dated July 30, 1999.	10-Q	000-22430	10/21/1999

10.10		Cooperation Agreement between the Company and MECS Corporation, dated August 5, 1999.	10-Q	000-22430	10/21/1999

10	.11*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001	10-K	000-22430	6/19/2001

10	.12†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	000-22430	8/14/2001

10	.13†	Cash Consumer Debtor and Creditor Agreements between AJI and The Tokai Bank, Ltd. dated December 6, 1999 and March 23, 2001.	10-Q	000-22430	8/14/2001

10	.14†	Banking Consents & Agreements between MECS, K.K. and Tokai Bank, K.K dated November 30, 1998 and December 6, 1999.	10-Q	000-22430	8/14/2001

10	.15†	Banking Consent & Agreement between MECS, K.K. and Ogaki Kyoritsu Bank dated November 14, 1994.	10-Q	000-22430	8/14/2001

10	.16†	Agreement on Bank Transactions between AJI and The Sumitomo Bank dated November 13, 2001.	10-Q	000-22430	8/14/2001

10	.17*	Palo Alto Technologies, Inc. 1997 Stock Plan.	S-8	333-94619	1/13/2000

10	.18*	Form of Stock Option Agreement used in connection with Palo Alto Technologies, Inc. 1997 Stock Plan	S-8	333-94619	1/13/2000

10	.19*	Progressive System Technologies, Inc. 1995 Stock Option/ Stock Issuance Plan.	S-8	333-94619	1/13/2000

10	.20*	Form of Notice of Grant and Stock Option Agreement used in connection with Progressive System Technologies, Inc. 1995 Stock Option/ Stock Issuance Plan	S-8	333-94619	1/13/2000

10	.21†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	000-22430	11/12/2002

10	.22†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	000-22430	11/12/2002

10	.23‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	000-22430	11/12/2002

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

10	.24†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	000-22430	2/11/2003

10	.25‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.	10-K/A	000-22430	10/29/2003

10.26		Amendment No. 3 to Loan and Security Agreement between the Company and Comerica Bank — California, dated as of September 26, 2003.	10-Q	000-22430	11/12/2003

10	.27*	Change-In-Control Agreement between the Company and Stephen S Schwartz, dated as of October 20, 2003.	10-Q	000-22430	11/12/2003

10	.28*	Change-In-Control Agreement between the Company and David L. White, dated as of November 7, 2003	10-Q	000-22430	11/12/2003

10.29		Agreement for Purchase and Sale of 44960 Warm Springs Boulevard, Fremont, California, between the Company and Milpitas Square 880 @ 237, LLC, dated as of June 13, 2003.	10-Q	000-22430	11/12/2003

10	.30‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	000-22430	2/10/2004

10	.31*	Company’s 2003 Equity Incentive Plan.	S-8	333-109432	10/3/2003

10	.32*	Form of Indemnity Agreement entered into between the Company and certain executive officers.	10-K	000-22430	6/10/2004

10	.33*	Separation Agreement between the Company and Geoffrey Ribar dated September 11, 2003.	10-K	000-22430	6/10/2004

10.34		Amendment No. 4 to Loan and Security Agreement between the Company and Comerica Bank dated February 3, 2004.	10-K	000-22430	6/10/2004

10.35		Letter agreement between the Company and Comerica Bank dated December 24, 2003	10-K	000-22430	6/10/2004

10	.36*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	000-22430	6/10/2004

10	.37*	Company’s Compensation Program for Nonemployee Directors effective July 1, 2003, as amended June 27, 2005.				X

10	.38*	Company’s Executive Deferred Compensation Plan.	10-K	000-22430	6/10/2004

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

10	.39*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	000-22430	6/10/2004

10	.40*	Employment Agreement between the Company and David L. White dated September 29, 2003.	10-K	000-22430	6/10/2004

10	.41*	Addendum dated September 23, 2003 to Separation Agreement between the Company and Geoffrey Ribar dated September 11, 2003.	10-K	000-22430	6/10/2004

10	.42*	Employment Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.	10-Q	000-22430	8/5/2004

10	.43*	Change-in-Control Agreement between the Company and Warren Kocmond, Jr., dated April 5, 2004.	10-Q	000-22430	8/5/2004

10	.44*	Severance Agreement and Release of All Claims between the Company and Frederick Tiso, dated May 19, 2004	10-Q	000-22430	8/5/2004

10.45		Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.	10-Q	000-22430	8/5/2004

10	.46*	Employment Agreement between the registrant and Robert Nikl executed on September 20, 2004.	8-K	000-22430	9/24/2004

10	.47*	2003 Equity Incentive Plan as amended by amendments approved by the Registrant’s shareholders on September 21, 2004.	8-K	000-22430	9/27/2004

10	.48*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	000-22430	12/30/2004

10	.49*	Form of Restricted Stock Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	000-22430	12/30/2004

10	.50*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	000-22430	12/30/2004

10.51		Company’s 2001 Non-Officer Equity Plan	10-Q	000-22430	12/30/2004

10	.52*	Employment Agreement between the Company and Warren Kocmond, Jr., (corrected as of May 16, 2005).				X

10	.53*	Change-in-Control Agreement between the Company and Robert J. Nikl, dated November 3, 2004				X

10	.54*	Change-in-Control Agreement between the Company and Anthony C Bonora, dated November 3, 2004				X

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	File No.	Filing Date	Herewith

10	.55‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005				X

10.56		Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005				X

10	.57*	Summary of Executive Bonus Plan				X

10.58		Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005				X

21.1		Subsidiaries of Asyst Technologies, Inc.				X

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X

31.1		Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

31.2		Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)				X
32.1		Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document