Form 10-Q
period 2005-06-30
ASYST TECHNOLOGIES INC /CA/
filed 2005-08-09
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑            No ☐
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of July 31, 2005 was 47,782,518.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited in thousands)

	June 30,	March 31,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,932	$55,094
Short-term investments	39,029	46,086
Accounts receivable, net of allowances for doubtful accounts of $8,827 and $6,980 at June 30 and March 31, 2005, respectively	189,748	189,943
Inventories	36,703	33,515
Prepaid expenses and other current assets	27,355	33,971

Total current assets	359,767	358,609

Property and equipment, net	14,492	15,458
Goodwill	62,354	64,014
Intangible assets, net	34,611	40,898
Other assets	4,644	4,795

	$475,868	$483,774

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$53,034	$20,563
Current portion of long-term debt and capital leases	2,639	2,757
Accounts payable	80,479	83,913
Accounts payable-related parties	21,933	39,242
Accrued and other liabilities	59,718	70,439
Deferred margin	5,066	6,013

Total current liabilities	222,869	222,927

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	88,050	88,750
Deferred tax liability	6,564	8,548
Other long-term liabilities	9,037	9,771

Total long-term liabilities	103,651	107,069

COMMITMENTS AND CONTINGENCIES (see Note 10)
MINORITY INTEREST	64,460	63,855

SHAREHOLDERS’ EQUITY
Common stock	451,200	450,005
Deferred stock-based compensation	(1,953)	(1,312)
Accumulated deficit	(369,826)	(366,239)
Accumulated other comprehensive income	5,467	7,469

Total shareholders’ equity	84,888	89,923

Total liabilities, minority interest and shareholders’ equity	$475,868	$483,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2005	2004
NET SALES	$117,451	$139,425
COST OF SALES	83,717	112,330

GROSS PROFIT	33,734	27,095

OPERATING EXPENSES:
Research and development	7,067	9,679
Selling, general and administrative	19,179	16,850
Amortization of acquired intangible assets	4,918	5,052
Restructuring charges	93	219

Total operating expenses	31,257	31,800

INCOME (LOSS) FROM OPERATIONS	2,477	(4,705)
INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	523	337
Interest expense	(1,599)	(1,627)
Other income, net	517	734

Interest and other income (expense), net	(559)	(556)

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES AND MINORITY INTEREST	1,918	(5,261)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(3,101)	1,654
MINORITY INTEREST	(2,404)	1,321

NET LOSS	$(3,587)	$(2,286)

BASIC AND DILUTED NET LOSS PER SHARE:
Basic and diluted net loss per share	(0.08)	(0.05)

SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	47,812	47,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,587)	$(2,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,679	7,041
Minority interest in net income (loss) in consolidated subsidiary	2,404	(1,321)
Stock-based compensation expense	534	418
Changes in assets and liabilities:
Accounts receivable, net	(3,797)	(29,567)
Inventories	(4,069)	(22,473)
Prepaid expenses and other assets	2,741	(4,589)
Accounts payable, accrued liabilities and deferred margin	(28,106)	56,655

Net cash provided by (used in) operating activities	(27,201)	3,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(16,363)	(50,764)
Sale or maturity of short-term investments	23,375	11,624
Release of restricted cash and cash equivalents	—	1,904
Purchase of property and equipment, net	(789)	(856)

Net cash provided by (used in) investing activities	6,223	(38,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) line of credit, net	34,641	(727)
Payments on short-term loans	—	(711)
Principal payments on long-term debt and capital leases	(1,133)	—
Proceeds from issuance of common stock	20	1,757

Net cash provided by financing activities	33,528	319

Effect of exchange rate changes on cash and cash equivalents	(712)	(371)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,838	(34,266)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,094	101,907

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,932	$67,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION OF THE COMPANY
     The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (“Asyst” or “ATI”) which was incorporated in California on May 31, 1984, our subsidiaries and our majority-owned joint venture. We develop, manufacture, sell and support integrated automation systems, primarily for the semiconductor and the flat panel display, or FPD, manufacturing industries.
     In October 2002, we purchased a 51.0 percent interest in Asyst Shinko, Inc (“ASI”) a joint venture with Shinko Electric, Co. Ltd. (“Shinko”) of Japan.
     In April 2003, our majority-owned joint venture. ASI, acquired that portion of Shinko that provides ongoing support to ASI’s North American Automated Material Handling Systems (“AMHS”), customers. ASI renamed this subsidiary Asyst Shinko America (“ASAM”).
     The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2005 and 2004, and of Cash Flows for the three-month periods ended June 30, 2005 and 2004, respectively, include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.
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
2. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $369.8 million, and have incurred losses during 4 of the last 5 years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $106.0 million at June 30, 2005. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements through June 30, 2006.
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
     As a result of the late filing on December 29, 2004 of the Form 10-Q for the second quarter of fiscal year 2005 we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.
     In addition, the material weaknesses in internal control over our financial reporting that we have identified may also have an adverse impact on our ability to obtain future capital from equity or debt.

3. SIGNIFICANT ACCOUNTING POLICIES
     Basis of Preparation
     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which we consider necessary for the fair statement of the results of operations for the interim periods covered, and of our financial condition at the date of the interim balance sheets. Certain information and footnote disclosures included in the financial statements, prepared in accordance with generally accepted accounting principles, have been omitted in these interim statements, as allowed by the Securities and Exchange Commission (“SEC”), rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. All significant intercompany accounts and transactions have been eliminated. Minority shareholders’ interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI, and our majority-owned subsidiary Asyst Japan, Inc. (“AJI”).
     Effective as of February 2005, we changed our fiscal quarter-end date from the last Saturday of the last month of the fiscal quarter to the last day of the fiscal quarter. Accordingly, the current fiscal quarter ended on June 30, 2005. The first quarter of fiscal year 2005 ended on June 26, 2004. For convenience of presentation and comparison to current and prior fiscal quarters, we refer throughout this report to a fiscal quarter ended June 30, 2004. However, all references to our fiscal quarter ended June 30, 2004 mean our actual fiscal quarter ended June 26, 2004. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2005 included in our Annual Report on Form 10-K, filed on June 29, 2005.
     Recent Accounting Pronouncements
     In March 2004, the Financial Accounting Standards Board (“FASB”), approved the consensus reached on the Emerging Issues Task Force (“EITF”), Issue No. 03-1 (“03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (“FSP”), EITF 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain unchanged by the staff position. We do not believe the impact of adoption of the measurement provisions of the EITF will be significant to our overall results of operations or financial position.
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”), No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS No. 151 on our financial position and results of operations.
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

     In June 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
     Reclassifications
     Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. In particular, we have reclassified cash flow activity relating to certain auction rate securities, for which interest rates reset in less than three months, but for which the maturity date is longer than three months. This resulted in a reclassification of $38.5 million to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.
     In addition, costs related to field services sales of $2.0 million in the first quarter of fiscal year 2005 were reclassified from operating expenses to cost of sales, as disclosed under “Quarterly financial data” in Item 8 of our fiscal year 2005 Form 10-K, filed on June 29, 2005. The reclassifications did not have an effect on net loss or cash flow from operations for any period presented.
     Short-term Investments
     Short-term investments by security type are as follows (in thousands):

	Cost	Unrealized Loss	Fair Value
June 30, 2005
Auction rate securities	$15,200	$—	$15,200
Corporate debt securities	9,932	(27)	9,905
International debt securities	1,016	(2)	1,014
Federal agency notes	12,929	(19)	12,910

	$39,077	$(48)	$39,029

March 31, 2005
Auction rate securities	$19,803	$—	$19,803
Corporate debt securities	9,915	(47)	9,868
Municipal debt securities	501	(1)	500
International debt securities	1,009	(2)	1,007
Federal agency notes	15,000	(92)	14,908

	$46,228	$(142)	$46,086

     Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	June 30,	March 31,
	2005	2005
Trade receivables	$97,802	$77,196
Trade receivables-related party	49	100
Unbilled receivables	84,047	110,778
Other receivables	16,677	8,849
Less: Allowance for doubtful accounts	(8,827)	(6,980)

Total	$189,748	$189,943

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. During the three-month period ended June 30, 2005, we wrote off $0.1 million of accounts receivable which we determined to be uncollectible and for which we had recorded specific reserves in previous quarters. We do not record interest on outstanding and overdue accounts receivable.
     Other receivables includes notes receivable from customers in Asia in settlement of trade accounts receivable balances.
     We offer both open accounts and letters of credit to our customer base. Our standard open accounts are net 30 days to net 90 days; however, the customary local industry practices may differ and prevail where applicable.
     Our subsidiaries in Japan, AJI and ASI, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three-month periods ended June 30, 2005 and 2004, they sold approximately $3.7 million and $7.8 million, respectively, of accounts receivable without recourse.

     Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2005	2005
Raw materials	$14,969	$14,040
Work-in-process	20,630	17,905
Finished goods	1,104	1,570

Total	$36,703	$33,515

     At June 30, 2005 and March 31, 2005, we had a reserve of $15.8 million and $15.3 million, respectively, for estimated excess and obsolete inventory.
     We outsource a majority of our fab automation product manufacturing to Solectron Corporation, (“Solectron”). As part of the arrangement, Solectron purchases inventory on our behalf and we may be obligated to reacquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. Any inventory buyback in excess of our demand forecast is fully reserved. At June 30, 2005 and March 31, 2005, total inventory held by Solectron was $12.7 million and $14.5 million, respectively. During the fiscal quarters ended June 30, 2005 and 2004, we repurchased $4.5 million and $1.6 million of this inventory, respectively, that was not used by Solectron in manufacturing our products.
     Goodwill and Intangible Assets, net
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the three-month period ended June 30, 2005 was as follows (in thousands):

	Fab Automation	AMHS	Total
Balance at March 31, 2005	$3,397	$60,617	$64,014
Foreign currency translation	—	(1,660)	(1,660)

Balance at June 30, 2005	$3,397	$58,957	$62,354

     Intangible assets, net
     Intangible assets, net were as follows (in thousands):

		June 30, 2005			March 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$61,234	$36,575	$24,659	$62,626	$34,069	$28,557
Customer base and other intangible assets	33,179	26,713	6,466	33,767	25,167	8,600
Licenses and patents	6,715	3,229	3,486	6,989	3,248	3,741

Total	$101,128	$66,517	$34,611	$103,382	$62,484	$40,898

     Amortization expense was $4.9 million and $5.1 million for the three-month periods ended June 30, 2005 and 2004, respectively.

     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal year 2006 and subsequent fiscal years, is as follows (in thousands):

Fiscal Year ending March 31,
Remaining portion of 2006:	$13,068
2007	12,849
2008	7,275
2009	680
2010	368
2011 and thereafter	371

Total	$34,611

     Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty reserve (in thousands):

	Three Months Ended June 30,
	2005	2004
Beginning Balance	$13,509	$8,185
Accruals	2,710	2,569
Settlements	(3,440)	(1,376)
Foreign Currency Translation	(352)	(56)

Ending Balance	$12,427	$9,322

     The warranty accrual balance at the end of the period is reflected in accrued and other liabilities.
     Contract Loss Reserve
     We routinely evaluate the contractual commitments with our customers and suppliers to determine if it is probable that a loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued and other liabilities. We had a loss reserve of approximately $0.1 million and $0.2 million at June 30, 2005 and March 31, 2005, respectively. The balance at June 30, 2005 primarily relates to two AMHS contracts entered into by ASI, one during the fiscal year 2005 and one during the fiscal year 2004.
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

	Three Months Ended June 30,
	2005	2004
Net loss, as reported	$(3,587)	$(2,286)
Foreign currency translation adjustments	(2,049)	(758)
Unrealized losses on investments	47	(100)

Comprehensive loss	$(5,589)	$(3,144)

Net Income (Loss) Per Share
     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method. For periods in which there is a net loss, the numbers of shares used in the computation of diluted net loss) per share are the same as those used for the computation of basic net loss per share, as the inclusion of dilutive securities would be anti-dilutive.
     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share reported in the statement of operations, nor in the table presented in the Stock-Based Compensation section below, as to do so would be anti-dilutive (in thousands):

	As of June 30,
	2005	2004
Restricted stock	469	67
Restricted stock units	37	—
Stock options	7,310	8,643
Convertible notes	5,682	5,682

Total	13,498	14,392

Stock-Based Compensation
     Had compensation expense for our stock options, employee purchases and the restricted stock issuances to employees been determined based on the fair value at the grant or issuance date, consistent with the provisions of SFAS No. 123 and SFAS No. 148, our net losses for the three-month periods ended June 30, 2005 and 2004, respectively, would have increased as indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net loss — as reported	$(3,587)	$(2,286)
Add: employee stock-based compensation expense included in reported net loss, net of tax	534	325
Less: total employee stock-based compensation expense determined under fair value, net of tax	(1,708)	(2,753)

Net loss — pro forma	$(4,761)	$(4,714)

Basic and diluted net loss per share — as reported	$(0.08)	$(0.05)
Basic and diluted net loss per share — pro forma	$(0.10)	$(0.10)

Shares used in EPS calculation — basic & diluted	47,812	47,179
Defined Benefit Pension Plans
     Our majority-owned joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law.

     The Company expects to make approximately $0.3 million in benefit payments in Fiscal Year 2006, including $50 thousand paid in the three-month period ended June 30, 2005.
4. RESTRUCTURING CHARGES
     Restructuring charges and related utilization for the three-month period ended June 30, 2005 were as follows (in thousands):

	Severance	Excess
	and Benefits	Facilities	Total
Balance, March 31, 2005	$67	$816	$883
Additional accruals	—	93	93
Non-cash related adjustments	27	(16)	11
Amounts paid in cash	—	(370)	(370)
Foreign currency translation adjustment	(1)	(1)	(2)

Balance, June 30, 2005	$93	$522	$615

     We incurred restructuring charges of $0.1 million for the three-month period ended June 30, 2005 consisting primarily of changes in estimates for excess facilities.
     The outstanding accrual balance of $0.6 million at June 30, 2005 consists primarily of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.4 million, which will be paid over the next four quarters and severance payments relating to the December 2004 restructuring, which are expected to be paid prior to the end of the third quarter of fiscal year 2006. All remaining accrual balances are expected to be settled in cash.
     Restructuring charges and related utilization for the three-month period ended June 30, 2004 were as follows (in thousands):

	Severance	Excess
	and Benefits	Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(385)	(422)
Foreign currency translation adjustment	—	4	4

Balance, June 30, 2004	$33	$2,022	$2,055

  We incurred restructuring charges of $0.2 million for the three-month period ended June 30, 2004 consisting of severance costs resulting from a reduction in workforce and excess facilities.
5. INCOME TAXES
     Income tax expense for the three-month period ended June 30, 2005 was $3.1 million which included a tax benefit of $1.6 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.3 million tax provision recorded by ASI and a tax provision of $0.4 million recorded primarily by other international subsidiaries. We recorded a benefit from income taxes of $1.7 million for the quarter ended June 30, 2004, or approximately 31.4 percent of our loss before income taxes and minority interest. The tax benefit was primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $1.6 million and $0.3 million, partially offset by $0.2 million of tax provisions in international subsidiaries, primarily Japan.
6. REPORTABLE SEGMENTS
     We have two reportable segments: Fab Automation Products and AMHS. The Fab Automation Products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.
     We evaluate performance and allocate resources based on revenues and income (loss) from operations. Income (loss) from operations for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill, and acquisition-related and restructuring charges are excluded from the segments’ income (loss) from operations. Our non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues.
     Segment information is summarized as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Fab Automation Products:
Net sales	$40,074	$71,755

Income (loss) from operations	$(5,351)	$2,153

AMHS:
Net sales	$77,377	$67,670

Income (loss) from operations	$7,828	$(6,858)

Total:
Net sales	$117,451	$139,425

Income (loss) from operations	$2,477	$(4,705)

     Total income (loss) from operations is equal to consolidated income (loss) from operations for the period presented. We do not allocate other income (expense), net to individual segments.
     Total property and equipment, net and other assets, excluding deferred tax assets, were as follows (in thousands):

	June 30,	March 31,
	2005	2005
United States	$5,753	$6,243
Japan	11,485	11,915
Other	294	324

Total	$17,532	$18,482

7. DEBT
     We had $53.0 million and $20.6 million of short-term debt issued by banks in Japan at June 30 and March 31, 2005, respectively. Approximately $6.9 million and $7.6 million at June 30 and March 31, 2005, respectively, is owed by our Japanese subsidiary, AJI, and is guaranteed by the Company in the United States. The remaining portion, $46.1 million and $13.0 million at June 30 and March 31, 2005, respectively, is owed by ASI. As of June 30 and March 31, 2005, the interest rate ranged from 1.4 percent to 2.3 percent, respectively.
     Long-term debt and capital leases consisted of the following (in thousands):

	June 30,	March 31,
	2005	2005
Convertible subordinated notes	$86,250	$86,250
Secured straight bonds	3,675	4,397
Capital leases	764	860

Total long-term debt	90,689	91,507
Less: Current portion of long-term debt and capital leases	(2,639)	(2,757)

Long-term debt and capital leases of current portion	$88,050	$88,750

     At June 30, 2005, maturities of all long-term debt and capital leases were as follows (in thousands):

Fiscal Year Ending March 31,
Remaining portion of 2006	$2,008
2007	1,456
2008	769
2009	86,456
2010 and thereafter	—

$90,689

   Convertible Subordinated Notes
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended June 30, 2005 and 2004.
   Secured Straight Bonds
     We had $3.7 million and $4.4 million of secured straight bonds from a bank in Japan at June 30 and March 31, 2005, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.3 percent as of June 30 and March 31, 2005, respectively, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and the secured straight bonds.
   Lines of Credit
     At June 30, 2005, we had available to us a $25.0 million two-year revolving line of credit with a commercial bank, with a current maturity date of July 31, 2007. We amended the line of credit during the first quarter of fiscal year 2006. As amended, the maximum borrowing available under the line is $40.0 million; however, only $25.0 million of borrowing is available as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million held in U.S., at least $20.0 million of which must be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding, in addition to the cash balance held at the bank. As of June 30, 2005, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.
     At June 30, 2005, ASI had three revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $63.3 million at the exchange rate as of June 30, 2005. As of June 30 and March 31, 2005 ASI had outstanding borrowings of 5.1 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $46.1 million and $13.0 million, respectively, at the exchange rate as of June 30 and March 31, 2005, respectively, that are recorded in short-term debt.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate, or TIBOR, which was 0.06 percent at June 30, 2005, plus margins of 1.00 to 1.25 percent. Under the terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at June 30, 2005. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2005, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $36.2 million, of borrowing capacity to extend the expiry dates to June 30, 2006, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended. A third line of credit representing 3.0 billion Yen, or approximately $27.1 million, of borrowing capacity is due to expire in November 2005, at which time any amounts outstanding will be due and payable, unless the line of credit is extended.
     Our Japanese subsidiary, AJI, maintains revolving lines of credit with five Japanese banks. The lines carry annual interest rates of 1.4 to 2.0 percent and substantially all of these lines are guaranteed by us in the United States. As of June 30 and March 31, 2005, respectively, AJI had outstanding borrowings of 0.8 billion Japanese Yen and 0.8 billion Japanese Yen, or approximately $7.2 million and $7.4 million, at exchange rates as of June 30 and March 31, 2005, respectively, that are recorded as short-term debt.

8. EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS
   Employee Stock Option Grants
     Options to purchase 755,100 shares and 1,046,500 shares of common stock were granted to employees during the three-month periods ended June 30, 2005 and 2004, respectively. At June 30, 2005, options to purchase 7,309,534 shares of common stock were outstanding and 222,806 shares of common stock were available for issuance under our 2001 and 2003 stock option plans.
   Employee Stock Purchase Plan
     As of June 30, 2005, approximately 2.2 million shares had been purchased and 227,114 shares of common stock were available for issuance under the Employee Stock Purchase Plan.
   Fair Value Disclosures
     Information regarding net loss and net loss per share, as adjusted, is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee options granted was $3.74 and $6.01 during the three-month periods ended June 30, 2005 and 2004, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in our employee options. The usage of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because our employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimate of the fair value of those options, it is our opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of our employee options.
     The following weighted average assumptions were included in the estimated fair value calculations for stock option grants in the three-month periods ended June 30, 2005 and 2004, respectively:

	Three Months Ended
	June 30,
	2005	2004
Risk-free interest rate	3.78%	3.35%
Expected term of options (in years)	4.65	4.60
Expected volatility	88.7%	91.5%
Expected dividend yield	—	—
     Using Black-Scholes, the per share weighted average estimated fair value of rights to purchase our stock issued under our Employee Stock Purchase Plan during the three-month periods ended June 30, 2005 and 2004 was $3.74 and $6.01, respectively.
     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan:

	Three Months Ended
	June 30,
	2005	2004
Risk-free interest rate	3.31%	1.55%
Expected term of options (in years)	0.50	0.50
Expected volatility	45.7%	78.7%
Expected dividend yield	—	—

9. RELATED PARTY TRANSACTIONS
     Our majority-owned joint venture, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At June 30 and March 31, 2005, respectively, significant balances with Shinko and MECS Korea were (in thousands):

	June 30,	March 31,
	2005	2005
Accounts payable due to Shinko	$21,933	$39,221
Accrued liabilities due to Shinko	613	450
Accounts receivable from MECS Korea	49	100
Accounts payable due to MECS Korea	—	21
     In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the fiscal quarters ended June 30, 2005 and 2004, sales to and purchases from Shinko and MECS Korea were (in thousands):

	Three-Months Ended June 30,
	2005	2004
Material and service purchases from Shinko	$11,176	$6,400
Sales to MECS Korea	123	20
10. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At June 30, 2005, the future minimum commitments under these leases are as follows (in thousands):

	Capital	Operating	Sublease
Fiscal Year Ending March 31,	Lease	Lease	Income
Remaining portion of 2006	$212	$4,112	$(392)
2007	254	1,989	(44)
2008	173	1,588	—
2009	156	16	—

Total	$795	$7,705	$(436)
Less: interest	(31)

Present value of minimum lease payments	764
Less: current portion of capital leases	(273)

Capital leases, net of current portion	$491

     Rent expense under our operating leases was approximately $1.4 million for the three-month periods ended June 30, 2005 and 2004, respectively.
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
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of June 30, 2005.
   Indemnifications
     We, as permitted under California law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they are serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that enables us to recover a portion of certain future amounts paid (if paid, and subject to the terms of the policy). As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is minimal.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Risk Factors.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as filed in our Annual Report Form 10-K for the year ended March 31, 2005. Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications did not have an effect on the prior period’s net loss.
     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “ATI” and “Asyst” refer to Asyst Technologies, Inc. and its subsidiaries.

Overview
     We develop, manufacture, sell and support integrated automation systems, primarily for the worldwide semiconductor and the flat panel display (“FPD”) manufacturing industries.
     We principally sell directly to the semiconductor and FPD manufacturers. We also sell to other original equipment manufacturers (“OEMs”) that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process.
     Our functional currency is the U.S. dollar, except for our Japanese operations and their subsidiaries’ where our functional currency is the Japanese Yen. The assets and liabilities of these Japanese operations and their subsidiaries are generally translated using period-end exchange rates. Translation adjustments are reflected as a component of “Accumulated other comprehensive income” in our consolidated balance sheets.
     On October 16, 2002, we established a joint venture with Shinko Electric, Co., Ltd. (“Shinko”) called Asyst Shinko, Inc (“ASI”). The joint venture develops, manufactures, sells and supports Automated Material Handling Systems (“AMHS”), with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and acquired the remaining 49.0 percent interest. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets.
     We have two reportable segments:
     The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems for semiconductor and flat panel display manufacturers.
     The Fab Automation Product segment, which consists principally of the entire ATI operations, includes interface products, auto-ID systems, substrate-handling robotics, sorters, connectivity software, and continuous flow technology (“CFT”).
     Our net sales for the three-month period ended June 30, 2005 decreased by 15.8 percent compared to the corresponding period of fiscal year 2005. The decrease was primarily due to the lower sales of our Fab Automation Products, which decreased 44.2 percent for the three-month period ended June 30, 2005 compared to the same period in the prior year, offset by the 14.3 percent increase in net sales of AMHS products for the three-month period ended June 30, 2005, compared to the same period in the prior year. AMHS revenues represented 65.9 percent of our total revenue for the three-month period ended June 30, 2005 compared to 48.5 percent for the three-month period ended June 30, 2004.
     We believe critical success factors include manufacturing cost reduction, product quality, customer relationship, and continued demand for our products. Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the three-month period ended June 30, 2005 may not be indicative of future operating results.
     We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2005 filed on June 29, 2005, that our disclosure controls and procedures, and internal control over financial reporting, were not effective as of March 31, 2005. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2005, and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported below in Item 4 of Part I that our disclosure controls and procedures were not effective as of June 30, 2005, together with a summary of these material weaknesses and the status of our remediation efforts.

     See also “Risk Factors” below in this Item 2 — “If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected” and “We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal 2005 second quarter and delayed filing of the Form 10-K for fiscal year 2005.”
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
     We believe there have been no significant changes during the three-month period ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
Results of Operations
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the three-month periods indicated (unaudited):

	Three Months Ended
	June 30,
	2005	2004
NET SALES	100.0%	100.0%
COST OF SALES	71.3	80.6

GROSS PROFIT	28.7	19.4

OPERATING EXPENSES:
Research and development	6.0	6.9
Selling, general and administrative	16.3	12.1
Amortization of acquired intangible assets	4.2	3.6
Restructuring and other charges	0.1	0.2

Total operating expenses	26.6	22.8

INCOME (LOSS) FROM OPERATIONS	2.1	(3.4)
INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	0.4	0.2
Interest expense	(1.4)	(1.2)
Other income, net	0.5	0.6

Interest and other income (expense), net	(0.5)	(0.4)

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES AND MINORITY INTEREST	1.6	(3.8)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(2.6)	1.2
MINORITY INTEREST	(2.0)	1.0

NET LOSS	(3.0%)	(1.6%)

     The following is a summary of our net sales, cost of sales, gross profits and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended June 30,
	2005	2004
AMHS:
Net sales	$77,377	$67,670
Cost of Sales	57,097	64,508

Gross Profit	20,280	3,162

Income (loss) from operations	$7,828	$(6,858)

Fab Automation Products:
Net sales	$40,074	$71,755
Cost of Sales	26,620	47,822

Gross Profit	13,454	23,933

Income (loss) from operations	$(5,351)	$2,153

Total:
Net sales	$117,451	$139,425
Cost of Sales	83,717	112,330

Gross Profit	33,734	27,095

Income (loss) from operations	$2,477	$(4,705)

     Net Sales
     The $9.7 million increase in AMHS sales for the three-month period ended June 30, 2005 as compared to the same period in the prior year was due to an increase in 300mm sales to semiconductor fabs throughout Asia. The $31.7 million decrease in Fab Automation Product sales for the three-month period ended June 30, 2005 as compared to the same period of fiscal year 2005 was due to a $30.0 million decrease in 200mm revenues for factory interface and software products.
     Cost of Sales
     The $7.4 million decrease in AMHS cost of sales for the three-month period ended June 30, 2005 as compared to the same period in the prior year was due to cost reductions as well as improved project cost management. The $21.2 million decrease in Fab Automation Product cost of sales for the three-month period ended June 30, 2005 as compared to the same period in the prior year was primarily a result of reduced sales volume as well as manufacturing product cost reductions.
     Gross Margin
     Gross margin increased to 28.7 percent of net sales for the three-month period ended June 30, 2005, compared to 19.4 percent of net sales for the corresponding period of the prior year. The increase was primarily due to increased gross margins in the AMHS segment, which increased to 26.2 percent in the current period compared to 4.7 percent for the corresponding period of the prior year. This increase in gross margin primarily reflects improved sales mix, with a relatively small contribution from our FPD Projects, as well as cost reductions and improved project management during the current quarter as compared with the corresponding period in the prior year. The Fab Automation Product gross margins increased to 33.6 percent in the current period compared to 33.3 percent in the corresponding period of the prior year although revenue volumes declined. The decrease was attributable to product cost reductions and the flexibility gained by outsourcing manufacturing.
     Our gross margins are sensitive to the mix between our Fab Automation Product and AMHS segments. Our Fab Automation Product currently carry higher gross margins than our AMHS products. In addition, within our AMHS segment we often work on large, long-term construction-type projects for both semiconductor and FPD customers. If our costs on these projects are higher than expected, we generally cannot pass on these higher costs to our customers, which has negatively impacted our gross margins in the past. Our gross margins will continue to be affected by future changes in product mix and net sales volumes, as well as market competition.

     Research and Development

	Three Months Ended		Change
	June 30,		Increase
(in thousands, except percentage)	2005	2004	(decrease)
Research and development	$7,067	$9,679	$(2,612)

Percentage of total net sales	6.0%	6.9%

     Research and development expenses decreased to $7.1 million for the three-month period ended June 30, 2005, compared with $9.7 million in the corresponding period of the prior year. The decrease in research and development expenses for the three-month period ended June 30, 2005 was due to a reduction in prototype material and a decrease in labor expenses associated with headcount reductions. The decrease as a percentage of sales was due to the reduction in expenses during the current period.
     Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales.
     Selling, General and Administrative

	Three Months Ended		Change
	June 30,		Increase
(in thousands, except percentage)	2005	2004	(decrease)
Selling, general and administrative	$19,179	$16,850	$2,329

Percentage of total net sales	16.3%	12.1%

     The increase in selling, general and administrative expenses for the three-month period ended June 30, 2005, compared with the same period of fiscal year 2005, was primarily due to costs associated with an increase in accounting and compliance costs, fees and costs associated with our review, documentation and testing of internal control over financial reporting required under SEC rules and accounting standards and an increase of $1.8 million in the bad debt provision for potentially uncollectible accounts receivables.
     Amortization of Acquired Intangible Assets

	Three Months Ended		Change
	June 30,		Increase
(in thousands, except percentage)	2005	2004	(decrease)
Amortization of acquired intangible assets	$4,918	$5,052	$(134)

Percentage of total net sales	4.2%	3.6%

     The fluctuation in amortization expense for the three-month period ended June 30, 2005, compared with the corresponding period in the prior year, was due to exchange rate fluctuations as the majority of our intangible assets are denominated in Yen.
     Restructuring Charges

	Three Months Ended		Change
	June 30,		Increase
(in thousands, except percentage)	2005	2004	(decrease)
Restructuring charges	$93	$219	$(126)

Percentage of total net sales	0.1%	0.2%

     During the three-month period ended June 30, 2005 we incurred changes in estimates of $0.1 million related to our excess facilities. During the three-month period ended June 30, 2004, we recorded net severance and other charges of $0.2 million primarily consisting of severance costs resulting from a reduction in workforce and excess facilities.
     The following table summarizes the activity in our restructuring accrual during the three-month period ended June 30, 2005 (in thousands):

	Severance	Excess
	and Benefits	Facilities	Total
Balance, March 31, 2005	$67	$816	$883
Additional accruals	—	93	93
Non-cash related adjustments	27	(16)	11
Amounts paid in cash	—	(370)	(370)
Foreign currency translation adjustment	(1)	(1)	(2)

Balance, June 30, 2005	$93	$522	$615

     The outstanding accrual balance of $0.6 million at June 30, 2005 consists primarily of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.4 million, which will be paid over the next four quarters and severance payments relating to the December 2004 restructuring, which are expected to be paid prior to the end of the current fiscal year. All remaining accrual balances are expected to be settled in cash.
     We incurred restructuring charges of $1.1 million, $0.4 million and $0.2 million for the three-month periods ended December 31, September 30 and June 30, 2004, respectively, consisting primarily of severance costs resulting from a reduction in workforce.
     In December 2004, we announced a restructuring initiative in our Fab Automation Product segment, which involved the termination of approximately 70 employees. The total costs of this restructuring are expected to be approximately $1.1 million in one-time termination benefits, which was expensed in our third quarter of fiscal year 2005. The restructuring is expected to provide annual expense savings of approximately $8.0 to $9.0 million.
     Interest and Other Income (Expense), Net

	Three Months Ended		Change
	June 30,		Increase
(in thousands)	2005	2004	(decrease)
Interest income	$523	$337	$186

Interest expense	$(1,599)	$(1,627)	$28

Other income, net	$517	$734	$(217)

     Interest income for the three-month period ended June 30, 2005 was higher than the comparable period in fiscal year 2005 due to higher average cash and investment balances combined with higher interest rates.
     Interest expense was lower due to a reduction in outstanding debt balances for the three-month period ended June 30, 2005 as compared to the same period in fiscal year 2005.
     Other income (expense), net was lower due to foreign currency exchange expenses for the three-month period ended June 30, 2005 as compared to the same period in fiscal year 2005.
     Income Taxes

	Three Months Ended		Change
	June 30,		Increase
(in thousands, except percentage)	2005	2004	(decrease)
(Provision for) benefit from income taxes	$(3,101)	$1,654	$(4,755)

Percentage of total net sales	(2.6%)	1.2%

     Income tax provision for the three-month period ended June 30, 2005 was $3.1 million which included a tax benefit of $1.6 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.3 million tax provision recorded by ASI and a tax provision of $0.4 million recorded primarily by other international subsidiaries. We recorded a benefit from income taxes of $1.7 million for the quarter ended June 30, 2004, or approximately 31.4 percent of our loss before income taxes and minority interest. The tax benefit is primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $1.6 million and $0.3 million, partially offset by $0.2 million of tax provisions in international subsidiaries, primarily Japan.
Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, bank borrowings, long-term debt and cash generated from operations.
     As of June 30, 2005, we had approximately $66.9 million in cash and cash equivalents, $39.0 million in short-term investments, $136.9 million in working capital and $88.1 million in long-term debt and capital leases.
     The table below, for the periods indicated, provides selected condensed consolidated cash flow information:

	Three Months Ended
	June 30,
(in thousands)	2005	2004
Net cash provided by (used in) operating activities	$(27,201)	$3,878
Net cash provided by (used in) investing activities	$6,223	$(38,092)
Net cash provided by financing activities	$33,528	$319
     Cash Flows from Operating Activities
     Net cash of $27.2 million was used to fund our operating activities for the three-month period ended June 30, 2005, primarily due to a decrease of $28.1 million in accounts payable, accrued liabilities and deferred margin and a net loss of $3.6 million partially offset by various non-cash net charges of $9.6 million which includes depreciation and amortization, stock-based compensation charges, and minority interest loss allocations. Net cash provided by operating activities of $3.9 million in the quarter ended June 30, 2004, primarily resulted from an increase of $56.7 million in accounts payable, accrued and other liabilities and deferred revenue plus non-cash charges for depreciation and amortization of $7.0 million, partially offset by a $29.6 million increase in accounts receivable, a $22.5 million increase in inventories and a net loss of $2.3 million.
     For the three-month period ended June 30, 2005, the DSO increased to 145 days compared with 119 days for the three month period ended March 31, 2005. The increase in the DSO was due to extended payment terms for several large AMHS projects that were recognized under the percentage-of-completion method during the three-month period ended June 30, 2005. The unbilled receivables decreased at June 30, 2005 compared to March 31, 2005 due to several customers being invoiced during the current quarter. The accounts payable and accrued liabilities decreased significantly during the three-month period ended June 30, 2005, due to payments made to suppliers, as well as tax payments made to local authorities in Japan. Our annualized inventory turns were 8.2 times for the three-month period ended June 30, 2005, compared to 11.5 times for the three-month period ended March 31, 2005. The decrease in inventory turns is attributable to the increase in inventory for the three-month period ended June 30, 2005.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments, and inventory levels.
   Cash Flows from Investing Activities
     Net cash provided by investing activities was $6.2 million for the three-month period ended June 30, 2005, due to $23.4 million received from the sales or maturities of short-term investments partially offset by $16.4 million in purchases of short-term investments and $0.8 million used for the purchase of property and equipment.

     Net cash used in investing activities was $38.1 million in the three-month period ended June 30, 2004, due to $50.8 million in purchases of short-term investments, partially offset by sales or maturities of short-term investments in the amount of $11.6 and $1.9 million in proceeds from the release of restricted cash and cash equivalents.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $33.5 million for the three-month period ended June 30, 2005, due to $34.6 million in proceeds from the ASI line of credit, partially offset by $1.1 million in pay downs against borrowings.
     Net cash provided by financing activities was $0.3 million for the three-month period ended June 30, 2004, due to $1.8 million in proceeds from the issuance of common stock under our employee stock programs, partially offset by $1.4 million in pay downs against borrowings.
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year, and are redeemable at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended June 30, 2005 and 2004, respectively.
     We owed $3.7 million and $4.4 million of secured straight bonds from a bank in Japan at June 30 and March 31, 2005, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.4 percent as of June 30 and March 31, 2005, respectively, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.
     At June 30, 2005, we had available to us a revolving line of credit with a commercial bank, with a current maturity date of July 31, 2007. We amended the line of credit during the first quarter of fiscal year 2006. As amended, the maximum borrowing available under the amended line is $40.0 million; however, only $25.0 million of borrowing is available as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The amended line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million in the U.S., at least $20.0 million of which must be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding, in addition to the cash balance held at the bank. As of June 30, 2005, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.
     At June 30, 2005, ASI had three revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $63.3 million at the exchange rate as of June 30, 2005. As of June 30 and March 31, 2005 ASI had outstanding borrowings of 5.1 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $46.1 million and $13.0 million, respectively, at the exchange rate as of June 30 and March 31, 2005, respectively, that is recorded in short-term debt.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate, or TIBOR, which was 0.06 percent at June 30, 2005, plus margins of 1.00 to 1.25 percent. Under terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at June 30, 2005. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2005, ASI amended two of these lines of credit representing 4.0 billion Yen, or approximately $36.2 million, of borrowing capacity to extend the expiry dates to June 30, 2006, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended. A third line of credit representing 3.0 billion Yen, or approximately $27.1 million, of borrowing capacity is due to expire in November 2005, at which time any amounts outstanding will be due and payable, unless the line of credit is extended.
     Our Japanese majority-owned subsidiary, AJI, maintains revolving lines of credit with five Japanese banks. The lines carry annual interest rates of 1.4 to 2.0 percent and substantially all of these lines are guaranteed by us in the United States. As of June 30 and March 31, 2005, respectively, AJI had outstanding borrowings of 0.8 billion Japanese Yen and 0.8 billion Japanese Yen, or approximately $7.2 million and $7.4 million, at exchange rates as of June 30 and March 31, 2005, respectively, that are recorded as short-term debt.
     Since inception, we have incurred aggregate consolidated net losses of approximately $369.8 million and have incurred losses during four of the last five fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $105.9 million at June 30, 2005. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements through June 30, 2006.
     The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable and inventories. Alternatively, further softening of demand for our products may cause us to fund additional operational losses. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financings may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business.
     As a result of the late filing of the second quarter Form 10-Q for the fiscal year 2005, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we failed to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.
     In addition, the material weaknesses and related matters we discuss above under “Overview” and in Item 4 of Part I of this report may also have an adverse impact on our ability to obtain future capital from equity or debt.
Recent Accounting Pronouncements
     In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1 (“03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position (“FSP”), EITF 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain unchanged by the staff position. We do not believe the impact of adoption of the measurement provisions of the EITF 03-1will be significant to our overall results of operations or financial position.
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS No. 151 on our financial position and results of operations.
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
     In June 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
Risk Factors
Risks Related to Our Business
We have a history of significant losses.
     We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal year 2001. For the fiscal quarter ended June 30, 2005, our net loss and accumulated deficit was $3.6 million and $369.8 million, respectively, compared to $17.5 million and $366.2 million, respectively, for the fiscal year ended March 31, 2005. We may also continue to experience significant losses in the future.
If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.
     We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Item 4 of Part I below. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed. Item 4 of Part I reports our conclusion that our disclosure controls and procedures were not effective as of June 30, 2005, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that are subject to our continuing remediation efforts, as further summarized in Item 4. The information below should be read in conjunction with that additional information.
     Additional information concerning the matters discussed under this risk factor was set forth in Note 2 to the Consolidated Financial Statements, the “Overview” portion of Item 7 and Item 9A of the Form 10-K for the fiscal year 2005 filed on June 29, 2005. The Form 10-K was our first annual report that required management’s assessment of internal control over financial reporting. We concluded in Item 9A of the Form 10-K that our internal control over financial reporting and disclosure controls and procedures were not effective as of the March 31, 2005, end of our 2005 fiscal year due to the material weaknesses described in Item 9A that are also summarized in Item 4 of Part I of this report.
     We were unable to file the Form 10-Q on time for our second quarter of fiscal year 2005 due to our inability to complete the financial closing process at ASI on a timely basis, primarily relating to ASI’s inability to provide timely reconciliation and reporting of inventory and cost information, and a customer dispute which arose from internal information alleging that an improper payment was offered by an ASI employee to a customer employee.
     In the process of closing ASI’s books, we identified material accounting errors in ASI’s results for the first quarter of fiscal year 2005, which led to our determination to restate those results in a Form 10-Q/A filed on December 30, 2004, the same date that we filed the

Form 10-Q for our second quarter of fiscal year 2005. Additionally, the company made adjustments to the results for the first quarter of fiscal year 2005 reported for ATI, our base business, to reflect the deferral of certain new product-related revenue that had been recognized in the quarter and to reduce amortization of deferred stock-based compensation.
     We were unable to file the Form 10-K for fiscal year 2005 on its initial due date of June 14, 2005, due to our then ongoing evaluation of the reconciliation of certain inter-company transactions at ASI. As a result, we were not able to finalize our consolidated financial statements for the fiscal year 2005 by the due date for the Form 10-K. We also stated that filing of the Form 10-K was delayed because management had not then completed its assessment of internal control over financial reporting.
     Due to internal control deficiencies related to the above circumstances and other factors, we concluded in Item 9A of the Form 10-K that material weaknesses existed as of March 31, 2005, and therefore that our disclosure controls and procedures and internal control over financial reporting were not effective as of that date. Our independent registered public accounting firm also concluded in its attestation report that our internal control over financial reporting was not effective as of March 31, 2005, which was included in the audit opinion set forth in Item 8 of the Form 10-K.
     The material weaknesses referred to above relating both to ASI and our consolidated operations create risks that in the future we may not be able to make timely filings of reports we must file with the SEC and that we may have to restate previously reported results. We are devoting now and will likely need to continue to devote significant resources in the near future to increasing the number and qualifications of our finance and accounting staff in Japan and the United States and otherwise carrying out the remedial measures described in Item 4 below. We cannot assure that these efforts will be successful or will be completed in time to achieve effective controls and procedures, or to avoid future filing delays, unexpected and material expenses, or other adverse consequences.
     In addition, while we hold majority ownership of ASI, certain operational decisions require the approval and support of our joint venture partner Shinko and the future success of ASI depends in significant part on the strength of our relationship with Shinko, our ability to coordinate with Shinko changes and improvements in ASI’s operating and business process, and Shinko’s willingness to support changes and improvements (including changes which may impact benefits to Shinko as an existing and significant supplier of component parts to ASI.
     It is possible that governmental agencies within or outside the U.S. could investigate the matters summarized above and seek legal sanctions against us or some of our employees. We may also become subject to private lawsuits filed against us and/or our management as a result of these matters. Our current and future results of operations may be adversely affected by significant costs related to our investigation of and remedial measures relating to these matters and, if applicable, any governmental investigations or actions or private lawsuits that may arise. In addition, ASI’s operations, and business and customer relations, and, as a consequence, our consolidated results and financial condition could be negatively impacted by management and other changes necessitated by our remediation plan described in Item 4 below.
We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal year 2005 second quarter and delayed filing of the Form 10-K for fiscal year 2005.
     As a result of the delayed filing of Form 10-Q for our second quarter of fiscal year 2005 described in the Overview portion of Item 7 of the Form 10-K for fiscal year 2005, we experienced additional risks and costs. The related Audit Committee investigation was time-consuming, required us to incur significant incremental expenses and diverted management’s attention and resources. Further, the measures to strengthen internal controls being implemented continued to require and will likely require in the future greater management time and company resources to implement and monitor. We incurred approximately $1.7 million in incremental costs associated with the matters underlying the Audit Committee’s investigation in fiscal year 2005.

     In December 2004, we appeared before a NASDAQ Listing Qualifications Panel to discuss our filing delay relating to the Form 10-Q for the second quarter of our fiscal year 2005. On January 11, 2005, the panel approved our request to continue the listing of our common stock on the NASDAQ National Market. While the panel determined that the company then appeared to satisfy NASDAQ’s filing requirement, the panel stated it would continue to monitor us to ensure our compliance with the filing requirements over the long term. The panel also determined to condition Asyst’s continued listing upon our timely filing all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before January 31, 2006. If we fail to make any periodic report filing in accordance with this condition, the panel decision stated that a NASDAQ panel will promptly conduct a hearing with respect to such failure, and our securities may be immediately delisted from The NASDAQ Stock Market. As a result of our delayed filing on December 29, 2004 of the Form 10-Q for fiscal second quarter initially due November 4, 2004, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital or complete acquisitions of other companies during this period. Because we filed the Form 10-K for fiscal year 2005 on June 29, 2005, the report was considered timely under SEC rules. The NASDAQ staff orally informed us that by filing a completed Form 10-K on or before June 29, 2005, a panel hearing under the NASDAQ letter described above would not be held and our common stock would not be delisted as a result of the June 29, 2005 filing date.
     Finally, the matters leading to the delay in filing the Form 10-K on its initial due date have created further risks and costs. Although our filing of the Form 10-K on June 29, 2005 has avoided a further delinquency notice from NASDAQ under the panel decision described above, these facts could negatively affect any outcome of a future late filing or other unforeseen listing standard delinquencies under the NASDAQ hearing panel procedures.
     We also incurred since March 31, 2005, approximately $0.4 million of unexpected expenses in connection with our review and analysis of the inter-company reconciliation matter at ASI that delayed our financial close process and the retention of an outside consulting firm (other than our independent registered public accounting firm) to assist with our reporting process for the Form 10-K and related internal control assessment.
If we fail to manage effectively our ASI joint venture, our sales of Automated Material Handling Systems could be adversely affected and the sales mix between AMHS and our other products could affect our overall financial performance.
     Net sales of AMHS accounted for approximately 65.9 percent and 62.1 percent of our net sales for the quarter ended June 30, 2005 and the fiscal year ended March 31, 2005, respectively, and are expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we hold majority ownership of ASI, certain operational decisions require the approval and support of our joint venture partner Shinko and the future success of ASI depends in significant part on the strength of our relationship with Shinko and ability to coordinate improvements in ASI’s operating and business process with Shinko. Other than a right of first refusal if Shinko is proposing to sell some or its entire stake in ASI, or in certain instances constituting a material default by Shinko, we have no mechanism to compel a sale to us of the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, or the shares were otherwise available to us for purchase by right of first refusal, we may not have sufficient funds available to facilitate such acquisition or may not elect to purchase the shares. If we were to determine to purchase such shares, the terms could involve significant debt or use or our common stock, which could have a material impact on our future earnings and/or be highly dilutive to our shareholders. Further, if we were to determine to sell our stake in ASI to Shinko (or a third party), we may not recognize proceeds from the sale equal to our original investment. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively ASI in Japan could harm our business.
     Orders for AMHS are relatively large, often exceeding $20.0 million for a given project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacture and installation of these systems at our customers’ manufacturing facilities can take up to six months. Accordingly, we recognize revenue and costs for AMHS based on percentage-of-completion analysis because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for some of our Japanese AMHS customers typically require payment to be made six months after customer acceptance and in some cases longer. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital, prior to our receipt of customer payments. Further, gross margins on our AMHS sales are lower than those for our other products. If we fail to estimate effectively costs and manage these long-term projects, we could have loss contract exposure and additional gross margin pressure. At June 30, 2005, we had a loss contract reserve of $0.1 million related to two AMHS contracts entered into by ASI one during fiscal year 2005 and one contract entered into during fiscal year 2004. Our overall financial performance will therefore be affected by the sales mix between AMHS and other products and our ability to manage AMHS projects in a given period.

If we are unable to increase our sales of AMHS to FPD manufacturers, or if the FPD industry enters a cyclical downturn, our growth prospects could be negatively affected.
     In recent quarters, ASI has begun to sell AMHS to FPD manufacturers. While we believe sales to the FPD industry represents a significant opportunity for growth, the size of this market opportunity depends in large part on capital expenditures by FPD manufacturers. The market for FPD products is highly cyclical and has experienced periods of oversupply, resulting in unpredictable demand for manufacturing and automation equipment. If the FPD market enters into a cyclical downturn, demand for AMHS by the FPD market may be significantly reduced, impacting our growth prospects, sales and gross margins.
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
     The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because we face increased competition in this product line, and we sell a greater percentage of our 300mm products to OEMs rather than directly to semiconductor manufacturers. Manufacturing costs are generally higher in the early stages of new product introduction and typically decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. We cannot, however, assure that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products, which will be supplied primarily by contract manufacturers. Semiconductor equipment and materials industry (“SEMI”) standards for 300mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating pricing pressure. While semiconductor manufacturers purchased a majority of 200mm tool automation products, OEMs are purchasing most of the tool automation products for 300mm. Sales to OEMs typically have lower gross margins.
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
     We have a significant amount of outstanding indebtedness. At June 30, 2005, our long-term debt was $90.7 million, of which $2.6 million represented the current portion of long-term debt recorded under current liabilities, and our short-term debt was $53.0 million, for an aggregate of $143.7 million. This includes $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004. As of June 30, 2005, ASI has three revolving lines of credit with Japanese banks under which it may borrow up to 7.0 billion Japanese Yen, or approximately $63.3 million, and of which 5.1 billion Japanese Yen, or approximately $46.1 million was outstanding as of June 30, 2005. We have also guaranteed substantially all of the loans of our Japanese majority-owned subsidiary, AJI, which totaled approximately $6.9 million as of June 30, 2005.
     Our $25.0 million two-year revolving line of credit with a commercial bank was amended during the first quarter of fiscal year 2006 to increase the total borrowing available to a maximum of $40.0 million, (subject to certain conditions). As amended, the line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term $40.0 million of cash and cash equivalents held in the U.S., at least $20.0 million of which is to be maintained with the bank. The specific amount of the line of credit available at any time, however, may change based on the amount of current receivables we have outstanding, the amount of aggregate borrowing available to ASI under its lines of credit in Japan, and the balance of our cash and cash equivalents maintained at the bank. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
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

     While we experienced improvements in our financial results for fiscal year 2005, we cannot assure you that we will meet the financial covenants contained in our line of credit with the bank in subsequent quarters. Specifically, we may be unable to meet the minimum net income covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assure you the bank will grant waivers and amend the covenants, or that the bank will not terminate the line of credit, preclude further borrowings or require us to repay any outstanding borrowings.
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
     We raised capital of $98.9 million by issuing 6.9 million shares of our common stock in a public offering in November 2003; however, our operations are currently consuming cash and may continue to do so in the future. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations. As a result of our delayed filing of the Form 10-Q for our second quarter of fiscal year 2005, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. Additionally, we may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.
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
     There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the patents or intellectual property rights of others. Any litigation could result in substantial cost to us and divert the attention of our management, which by itself could have an adverse material effect on our financial condition and operating results. Further, adverse determinations in any litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, and require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these effects could have a negative impact on our financial condition and results of operations.
     The intellectual property laws in Asia do not protect our intellectual property rights to the same extent as do the laws of the United States. It may be necessary for us to participate in proceedings to determine the validity of our or our competitors’, intellectual property rights in Asia, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights in Asia, our future business, operating results and financial condition could be adversely affected.
We may not be able to integrate efficiently the operations of our acquisitions, and may incur substantial losses in the divestiture of assets or operations.
     We have made and may continue to make additional acquisitions of or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations, or we could decide to divest or discontinue existing or recently acquired assets or operations. For example, in fiscal year 2003, we decided to discontinue operations of our SemiFab and AMP subsidiaries, both of which we had acquired in February 2001, as these subsidiaries were generating significant operating losses and were not considered critical to our long-term strategy. These subsidiaries were sold at the end of fiscal year 2003 at a substantial loss. The dedication of management resources to such integration or divestitures may detract attention from the day-to-day business, and we may need to hire additional management personnel to mange our acquisitions or divestitures successfully.
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
     A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were 84.0 percent and 77.5 percent for the quarter ended June 30, 2005 and 2004, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Concentration in sales to customers outside the United States increases our exposure to various risks, including:
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
     Further, consideration for future acquisitions could be in the form of cash, common stock, rights to purchase stock, debt or a combination thereof. Dilution to existing shareholders, and to earnings per share, may result if shares of our common stock, other rights to purchase common stock or debt are issued in connection with any future acquisitions.
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
     On December 16, 2004, the FASB issued SFAS 123(R) on accounting for share-based payments (“SBP”) that requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. Under a change approved by the SEC in April 2005, the effective date of this requirement for us will be April 1, 2006, the beginning of our next fiscal year that begins after June 15, 2005. SFAS 123(R) applies to all outstanding and unvested SBP awards at adoption. We are currently evaluating the impact of the adoption of SFAS 123(R) and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but believe that it will have a significant adverse impact on our results from operations.
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
     Brooks Automation, Inc. (“Brooks”) and TDK Corporation of Japan are our primary competitors in the area of loadports. Our SMART-Traveler System products face competition from Brooks and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze Corporation and Yasukawa-Super Mecatronics Division. In the area of AMHS, we face competition primarily from Daifuku Co., Ltd. and Murata Co., Ltd. Our wafer sorters compete primarily with products from Recif, Inc. and Brooks. We also face competition for our software products from Cimetrix and Brooks. In addition, the industry transition to 300mm wafers is likely to draw new competitors to the fab automation and AMHS markets. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies such as Brooks, as well as new competition from semiconductor equipment and cleanroom construction companies.

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
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to interest rate and foreign currency risks since March 31, 2005, the end of our preceding fiscal year.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 50 basis points (“BPS”), and 100 BPS would result in a reduction of 0.13 percent and 0.25 percent, respectively, in the market value of our investment portfolio as of June 30, 2005. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10.0 percent from the level at June 30, 2005, our operating loss may improve or deteriorate in the range of $2.5 million to $4.0 million. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
     ITEM 4. CONTROLS AND PROCEDURES
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
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2005. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurances that they will meet their defined objectives. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Status of Material Weaknesses
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
     Our Form 10-K for fiscal year 2005 filed on June 29, 2005, was our first annual report in which our management was required to provide its assessment of internal control over financial reporting together with an attestation report from our independent registered public accounting firm on management’s assessment. The material weaknesses summarized below were outstanding as of the March 31, 2005, end of our 2005 fiscal year. As a result, our management concluded in the Form 10-K that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2005. The attestation report of the independent registered accounting firm on management’s assessment was included in its report which appears at the end of the financial statements in Item 8 of the Form 10-K.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s internal control assessment in the Form 10-K identified the following material weaknesses in our internal control over financial reporting as of March 31, 2005, which remained outstanding as of June 30, 2005:
     1. We did not maintain an effective control environment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the financial reporting organizational structure was not adequate to support the size, complexity or activities of the Company. In addition, certain key finance positions were staffed with individuals who did not possess the appropriate skills, training or experience to meet the objectives of their job descriptions. This control deficiency indicated that we did not maintain an effective control environment and it contributed to the material weaknesses described in Items 2 and 3 below. This control deficiency also contributed to the restatement of our interim consolidated financial statements for the first quarter of fiscal 2005 and the audit adjustments to our fiscal 2005 interim and annual consolidated financial statements, as described in Items 2 and 3 below. Additionally, this control deficiency could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     2. We did not maintain effective controls over the financial accounting and reporting processes at our majority-owned joint venture in Japan, ASI. Specifically:
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
     c) We did not maintain effective controls over the accounting for accrued expenses. Specifically, our controls over cut-off for operating expenses were insufficient to ensure bonuses, consulting fees and other operating expenses were completely and accurately recorded in the proper period. This control deficiency resulted in audit adjustments to accrued expenses and the related operating expenses in our fiscal 2005 interim and annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of accrued expenses and the related operating expenses that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness..
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

Changes in Internal Control Over Financial Reporting
     Except as described below under the heading Management’s Remediation Initiatives and Interim Measures, we made no significant changes in our systems and controls during the quarter ended June 30, 2005. Additionally, as discussed above, management has identified certain material weaknesses in our internal control over financial reporting. As described in “Management’s Remediation Initiatives and Interim Measures” below, management is taking steps to strengthen our internal control over financial reporting.
     Except as set forth above, we identified no change in our internal control over financial reporting that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
     We summarize below the remediation measures that we are implementing or plan to implement in response to the material weaknesses discussed above. Following the summary of remediation measures, we also describe interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses in connection with the preparation of the financial statements included in this Form 10-Q.
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
     2. Accurate Preparation and Review of Financial Statements, Reconciliations, and Journal Entries. We intend to implement overall improvements throughout our consolidated financial reporting process in an effort to ensure accurate and more timely preparation and review of our financial statements. These plans include new procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment. Specific measures also include:
•	training and improved monitoring of financial staff;
•	implementing new month-end closing procedures with improved reconciliation and controls over standardized checklists to help ensure such procedures are consistently and effectively applied throughout the organization; and
•	implementing procedures to more effectively accumulate and analyze financial information.
     3. General plan for documenting and enhancing internal controls at ASI. Our planned remediation measures include improved documentation of key controls at ASI and implementation of controls to better assure timely account analysis, reconciliation, review and approval of significant accounts.
Interim Measures
     To help mitigate certain of the material weaknesses discussed above in connection with the consolidated financial statements included in this Form 10-Q, Asyst performed the additional analyses, procedures and reviews described below to ensure that our consolidated financial statements were prepared in accordance with GAAP in the United States of America.
     Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     These interim measures included the following:
▪	We hired a chief financial officer in June for our majority-owned joint venture ASI and in July a controller for our corporate headquarters in California;
▪	We retained on an interim basis outside consultants with relevant international tax experience, working under the supervision and direction of our management, to assist with the fiscal 2006 interim reporting process;
▪	Corporate finance staff spent several weeks at ASI during the close process and prior to the reporting of fiscal year 2006 first quarter financial results and conducted a detailed review of the reporting process at ASI and performed additional analyses and reconciliations in an effort to ensure the accuracy of financial reporting;
▪	Training and instruction has been provided to ASI accounting staff to enhance their understanding of relevant U.S. accounting principles and regulatory reporting requirements;
▪	New corporate accounting policies are being implemented at ASI and will be reviewed on a regular basis for compliance; and
▪	We conducted a detailed and extensive review of the following matters: revenue recognition, income taxes, stock and stock option transactions, account reconciliations and journal entries.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of June 30, 2005.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	000-22430	8/14/2001

4.5	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	000-22430	6/28/2002

10.37	Company’s Compensation Program for Nonemployee Directors effective July 1, 2003, as amended June 27, 2005.	10-K	000-22430	6/29/2005

10.58	Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005	10-K	000-22430	6/29/2005

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: August 9, 2005	By:	/s/ Robert J. Nikl
Robert J. Nikl
Senior Vice President and Chief Financial Officer

     Signing on behalf of the Registrant as the chief financial officer and duly authorized officer.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	000-22430	8/14/2001

4.5	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	000-22430	6/28/2002

10.37	Company’s Compensation Program for Nonemployee Directors effective July 1, 2003, as amended June 27, 2005.	10-K	000-22430	6/29/2005

10.58	Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005	10-K	000-22430	6/29/2005

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X