Form 10-Q
period 2005-09-30
ASYST TECHNOLOGIES INC /CA/
filed 2005-11-09
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of November 2, 2005 was 47,935,924.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30,	March 31,
	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,214	$55,094
Short-term investments	29,194	46,086
Accounts receivable, net of allowances for doubtful accounts of $10,952 and $6,980 at September 30 and March 31, 2005, respectively	195,251	189,943
Inventories	32,733	33,515
Prepaid expenses and other current assets	20,458	33,971

Total current assets	352,850	358,609
Property and equipment, net	15,372	15,458
Goodwill	61,086	64,014
Intangible assets, net	28,836	40,898
Other assets	4,337	4,795

Total assets	$462,481	$483,774

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$39,082	$20,563
Current portion of long-term debt and capital leases	2,198	2,757
Accounts payable	78,030	83,913
Accounts payable — related parties	22,350	39,242
Accrued and other liabilities	66,597	70,439
Deferred margin	6,826	6,013

Total current liabilities	215,083	222,927

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	87,740	88,750
Deferred tax liability	4,745	8,548
Other long-term liabilities	8,401	9,771

Total long-term liabilities	100,886	107,069

COMMITMENTS AND CONTINGENCIES (see Note 9)
MINORITY INTEREST	63,920	63,855

SHAREHOLDERS’ EQUITY
Common stock	452,020	450,005
Deferred stock-based compensation	(1,877)	(1,312)
Accumulated deficit	(371,371)	(366,239)
Accumulated other comprehensive income	3,820	7,469

Total shareholders’ equity	82,592	89,923

Total liabilities, minority interest and shareholders’ equity	$462,481	$483,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES	$124,595	$168,606	$242,046	$308,031
COST OF SALES	81,119	137,758	164,836	250,088

Gross profit	43,476	30,848	77,210	57,943

OPERATING EXPENSES:
Research and development	7,084	9,073	14,151	18,752
Selling, general and administrative	22,196	17,419	41,375	34,269
Amortization of acquired intangible assets	4,714	5,040	9,632	10,092
Restructuring and other charges	—	368	93	587

Total operating expenses	33,994	31,900	65,251	63,700

Income (loss) from operations	9,482	(1,052)	11,959	(5,757)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	569	381	1,092	718
Interest expense	(1,813)	(1,635)	(3,412)	(3,262)
Other income, net	333	449	850	1,183

Interest and other expense, net	(911)	(805)	(1,470)	(1,361)

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES AND MINORITY INTEREST	8,571	(1,857)	10,489	(7,118)

BENEFIT FROM (PROVISION FOR) INCOME TAXES	(6,583)	(67)	(9,684)	1,587
MINORITY INTEREST	(3,533)	93	(5,937)	1,414

NET LOSS	$(1,545)	$(1,831)	$(5,132)	$(4,117)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.04)	$(0.11)	$(0.09)

SHARES USED IN THE PER SHARE CALCULATION — Basic and Diluted	47,963	47,428	47,879	47,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(5,132)	$(4,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,259	14,203
Minority interest in net loss in consolidated subsidiary	5,937	(1,414)
Deferred income tax	(619)	(3,735)
Stock-based compensation	824	852
Loss (gain) on disposal of fixed assets	(391)	151
Changes in assets and liabilities:
Accounts receivable	(15,455)	(71,119)
Inventories	(469)	(18,129)
Prepaid expenses and other assets	12,324	(7,996)
Accounts payable, accrued and other liabilities and deferred margin	(19,470)	72,407

Net cash used in operating activities	(9,192)	(18,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(116,413)	(132,026)
Sales or maturity of investments	133,225	98,874
Release of restricted cash and cash equivalents	—	1,904
Purchases of property and equipment, net	(2,987)	(3,634)

Net cash provided by (used in) investing activities	13,825	(34,882)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from lines of credit, net	21,074	20,141
Payments of short-term loans	—	(2,508)
Dividends paid to a minority shareholder	(2,613)	—
Principal payments on long-term debt and capital leases	(2,245)	—
Proceeds from issuance of common stock	626	2,639

Net cash provided by financing activities	16,842	20,272

Effect of exchange rate changes on cash and cash equivalents	(1,355)	(1,187)

DECREASE IN CASH AND CASH EQUIVALENTS	20,120	(34,694)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,094	112,907

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,214	$78,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION OF THE COMPANY
     The accompanying condensed consolidated financial statements include the accounts of Asyst Technologies, Inc. (“we”, “our”, “us”, “Asyst” or “ATI”) which was incorporated in California on May 31, 1984, our subsidiaries and our majority-owned joint venture. We develop, manufacture, sell and support integrated automation systems, primarily for the semiconductor and the flat panel display (“FPD”) manufacturing industries.
     In October 2002, we purchased a 51.0 percent interest in Asyst Shinko, Inc (“ASI”) a joint venture with Shinko Electric, Co. Ltd. (“Shinko”) of Japan.
     In April 2003, our majority-owned joint venture, ASI, acquired that portion of Shinko that provides ongoing support to ASI’s North American Automated Material Handling Systems (“AMHS”), customers. ASI renamed this subsidiary Asyst Shinko America (“ASAM”).
     The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2005 and 2004, and of Cash Flows for the six-month periods ended September 30, 2005 and 2004, respectively, include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.
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
     Effective as of February 2005, we changed our fiscal quarter-end date from the last Saturday of the last month of the fiscal quarter to the last day of the fiscal quarter. Accordingly, the current fiscal quarter ended on September 30, 2005. The second quarter of fiscal year 2005 ended on September 25, 2004. For convenience of presentation and comparison to current and prior fiscal quarters, we refer throughout this report to a fiscal quarter ended September 30, 2004. However, all references to our fiscal quarter ended September 30, 2004 mean our actual fiscal quarter ended September 25, 2004. This presentation is for convenience purposes. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed consolidated data were derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2005 included in our Annual Report on Form 10-K.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”), No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends ARB 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS No. 151 on our financial position and results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on our financial position or results of operations.
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
     In October 2005, the FASB issued FASB Staff Position (“FSP”) FSP Nos. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, (“FSP 13-1”) addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The adoption of the provisions of FSP 13-1 is not expected to have a material impact on our financial position or results of operations.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1 and 124-1”) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The adoption of the provisions of FSP 115-1 and 124-1 is not expected to have a material impact on our financial position or results of operations.
     Reclassifications
     Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. In particular, we have reclassified cash flow activity relating to

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
certain auction-rate securities, for which interest rates reset in less than three months, but for which the maturity date is longer than three months. In the fourth quarter of fiscal 2005, the Company had determined that it was appropriate to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous fiscal 2005 Form 10-Q filings. This resulted in a reclassification of $15.7 million to reflect these securities as short-term investments rather than as a component of cash and cash equivalents.
     The following table summarizes the amounts in Consolidated Balance Sheets as previously reported and as reclassified (dollars in thousands):

	As Reported			As Reclassified:
	Cash and Cash	Short-Term		Cash and Cash	Short-Term
September 30,	Equivalents	Investments	Total	Equivalents	Investments	Total

2004	$93,913	$22,190	$116,103	$78,213	$37,890	$116,103
     The following table summarizes the amounts in Consolidated Statements of Cash Flow as previously reported and as reclassified that were a result of the investment activities (dollars in thousands):

	As Reported			As Reclassified:
		Sales /			Sales /
	Purchase of	Maturities of		Purchase of	Maturities of
	Available for	Available for		Available for	Available for
Six-months ended September 30,	Sale Securities	Sale Securities	Total	Sale Securities	Sale Securities	Total

2004	$(18,452)	$1,000	$(17,452)	$(132,026)	$98,874	$(33,152)
     In addition, costs related to field services sales of $1.7 million and $3.7 million for the three and six-months ended September 30, 2004 were reclassified from operating expenses to cost of sales, as disclosed under “Quarterly financial data” in Item 8 of our fiscal year 2005 Form 10-K, filed on June 29, 2005. The reclassifications did not have an effect on net loss or cash flow from operations for any period presented.
     Short-term Investments
     Short-term investments by security type are as follows (in thousands):

	Cost	Unrealized Loss	Fair Value
September 30, 2005
Auction rate securities	$12,400	$—	$12,400
Corporate debt securities	7,858	(40)	7,818
Federal agency notes	9,000	(24)	8,976

	$29,258	$(64)	$29,194

March 31, 2005
Auction rate securities	$19,803	$—	$19,803
Corporate debt securities	9,915	(47)	9,868
Municipal debt securities	501	(1)	500
International debt securities	1,009	(2)	1,007
Federal agency notes	15,000	(92)	14,908

	$46,228	$(142)	$46,086

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	September 30,	March 31,
	2005	2005
Trade receivables	$84,414	$77,196
Trade receivables-related party	19	100
Unbilled receivables	111,755	110,778
Other	10,015	8,849
Less: Allowance for doubtful accounts	(10,952)	(6,980)

Total	$195,251	$189,943

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. During the three-month period ended September 30, 2005, we wrote off $0.2 million of accounts receivable which we determined to be uncollectible and for which we had recorded specific reserves in previous quarters. We do not record interest on outstanding and overdue accounts receivable.
     All of our unbilled receivables are from our majority-owned joint venture, ASI. Payments related to these unbilled receivables are expected to be received within one year from September 30, 2005 and as such the balances are classified within current assets on our condensed consolidated balance sheet.
     Our Japan subsidiary, AJI and our majority-owned joint venture ASI, have agreements with certain Japanese banking institutions to sell certain of our trade receivables. For the six-month period ended September 30, 2005 they sold $8.5 million of accounts receivable without recourse.
Inventories
     Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
Raw materials	$13,373	$14,040
Work-in-process	17,930	17,905
Finished goods	1,430	1,570

Total	$32,733	$33,515

     At September 30, 2005 and March 31, 2005, we had a reserve of $15.4 million and $15.3 million, respectively, for estimated excess and obsolete inventory.
     We outsource the majority of our fab automation product manufacturing to Solectron Corporation, (“Solectron”). As part of the arrangement, Solectron purchases inventory on our behalf and we may be obligated to reacquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. Any inventory buyback in excess of our demand forecast is fully reserved. At September 30 and March 31, 2005, total inventory held by Solectron was $10.0 million and $14.5 million, respectively. During the three-months ended September 30, 2005, we repurchased $4.1 million of inventory that was not used by Solectron in manufacturing our products.
Goodwill and Other Intangible Assets, net
Goodwill
     In accordance with SFAS No. 142, we expect to complete a periodic goodwill impairment test in the third quarter of fiscal 2006. During the third quarter of fiscal 2005, we completed an annual goodwill impairment test and concluded that there was no impairment of goodwill and intangible assets.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Goodwill balances and the changes in the carrying amount of goodwill during the six-month period ended September 30, 2005 were as follows (in thousands):

	Fab
	Automation	AMHS	Total
Balance at March 31, 2005	$3,397	$60,617	$64,014
Foreign currency translation	—	(2,928)	(2,928)

Balance at September 30, 2005	$3,397	$57,689	$61,086

     Intangible assets
     Intangible assets were as follows (in thousands):

	September 30, 2005			March 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$60,171	$39,073	$21,098	$62,626	$34,069	$28,557
Customer base and other intangible assets	32,731	28,258	4,473	33,767	25,167	8,600
Licenses and patents	6,602	3,337	3,265	6,989	3,248	3,741

Total	$99,504	$70,668	$28,836	$103,382	$62,484	$40,898

     Amortization expense totaled $4.7 million and $5.0 million for the three-month periods ended September 30, 2005 and 2004, respectively. Amortization expense totaled $9.6 million and $10.1 million for the six-month periods ended September 30, 2005 and 2004, respectively.
     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2006 and subsequent fiscal years, is as follows (in thousands):

Fiscal Year ending March 31,
Remaining portion of 2006	$7,899
2007	12,563
2008	6,956
2009	684
2010	368
2011 and thereafter	366

Total	$28,836

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty accrual (in thousands):

	Three-months Ended		Six-months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$12,427	$9,322	$13,509	$8,185
Accruals for warranties issued during the period	2,245	4,527	4,955	7,096
Settlements made (in cash or in kind)	(3,095)	(1,714)	(6,535)	(3,090)
Foreign currency translation	(203)	(201)	(555)	(257)

Balance at end of period	$11,374	$11,934	$11,374	$11,934

     The warranty accrual balance at the end of the period is reflected in accrued and other liabilities.
Revenue Recognition

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”). We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment and delivery. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Multiple element transactions are primarily comprised of system sales with extended warranty contracts and services bundled into them. We allocate consideration to multiple element transactions based on relative object evidence of fair values, which we determine based on prices charged for such items when sold on a stand alone basis. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized at the time of shipment. Deferred margin consists primarily of product shipments and associated costs for which a legally enforceable receivable has been created but for which the transaction has not yet met our revenue recognition policy in compliance with SAB 104. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in deferred margin.

     We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage-of-completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. We treat contracts as substantially complete when we receive technical acceptance of our work by the customer. We disclose material changes in our financial results that result from changes in estimates.

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

Contract Loss Reserve
     We routinely evaluate the contractual commitments with our customers and suppliers to determine if a probable loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued liabilities and other. We had a loss reserve of approximately $0.03 million and $0.2 million at September 30 and March 31, 2005, respectively. The balance at September 30, 2005 relates to one AMHS contract entered into by ASI during fiscal 2004.

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

	Three-months Ended		Six-months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,545)	$(1,831)	$(5,132)	$(4,117)
Foreign currency translation adjustments	(1,677)	(2,017)	(3,727)	(2,777)
Unrealized gains (losses) on investments	30	30	78	(70)

Comprehensive loss	$(3,192)	$(3,818)	$(8,781)	$(6,964)

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
     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share reported in the statement of operations, nor in the table presented in the Stock-Based Compensation section below, as to do so would be anti-dilutive (in thousands):

	Three-months Ended		Six-months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Restricted stock options	504	62	469	64
Restricted stock units	37	40	37	20
Stock options	7,140	8,235	7,310	8,439
Convertible notes	5,682	5,682	5,682	5,682

Total	13,363	14,019	13,498	14,205

Stock-Based Compensation
     Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances to employees been determined based on the fair value at the grant or issuance date, consistent with the provision of SFAS No. 123 and SFAS No. 148, our net losses for the three and six-month periods ended September 30, 2005 and 2004, respectively, would have increased as indicated below (in thousands, except per share amounts):

	Three-months Ended		Six-months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss — as reported	$(1,545)	$(1,831)	$(5,132)	$(4,117)
Add: employee stock-based compensation expense included in reported net loss, net of tax	289	431	824	756
Less: total employee stock-based compensation expense determined under fair value, net of tax	(1,424)	(2,486)	(3,084)	(5,239)

Net loss — as adjusted	$(2,680)	$(3,886)	$(7,392)	$(8,600)

Basic and diluted net loss per share — As reported	$(0.03)	$(0.04)	$(0.11)	$(0.09)

Basic and diluted net loss per share — As adjusted	$(0.06)	$(0.08)	$(0.15)	$(0.18)

Shares used in computing As Reported and As Adjusted net loss per share	47,963	47,428	47,879	47,304

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Defined Benefit Pension Plans
     Our majority-owned joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law.
     The Company expects to make approximately $0.3 million in benefit payments in fiscal 2006, including $0.2 million paid in the six-month period ended September 30, 2005.
3. RESTRUCTURING CHARGES
     Restructuring accrual and related utilization for the three-month periods ended June 30 and September 30, 2005 were as follows (in thousands):

	Severance and
	Benefits	Excess Facilities	Total

Balance, March 31, 2005	$67	$816	$883
Additional accruals	0	93	93
Non-cash utilization	27	(16)	11
Amounts paid in cash	0	(370)	(370)
Foreign currency translation adjustment	(1)	(1)	(2)

Balance, June 30, 2005	93	522	615
Non-cash utilization	(92)	15	(77)
Amounts paid in cash	0	(122)	(122)
Foreign currency translation adjustment	(1)	0	(1)

Balance, September 30, 2005	$—	$415	$415

     The outstanding accrual balance of $0.4 million at September 30, 2005 consists of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.3 million, which will be paid over the next three quarters. All remaining accrual balances are expected to be settled in cash.
     Restructuring accrual and related utilization for the three-month periods ended June 30 and September 30, 2004 were as follows (in thousands):

	Severance and
	Benefits	Excess Facilities	Total

Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(385)	(422)
Foreign currency translation adjustment	—	4	4

Balance, June 30, 2004	$33	$2,022	$2,055
Additional accruals	482	(114)	368
Non-cash utilization	—	73	73
Amounts paid in cash	(461)	(279)	(740)
Foreign currency translation adjustment	(1)	(7)	(8)

Balance, September 30, 2004	$53	$1,695	$1,748

     We incurred restructuring charges of $0.4 million and $0.2 million for the three-month periods ended September 30 and June 30, 2004, respectively, consisting primarily of severance costs resulting from reductions in workforce.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. INCOME TAXES

	Three-Months Ended		Six-Months Ended
(in thousands)	September 30,		September 30,
	2005	2004	2005	2004
Provision for (benefit from) income taxes	($6,583)	($67)	($9,684)	$1,587

     Income tax provision for the three and six-month periods ended September 30, 2005 was approximately $6.6 million and $9.7 million, respectively.
     Income tax provision for the three-month period ended September 30, 2005 was $6.6 million which included a tax benefit of $1.6 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $7.3 million tax provision recorded by ASI and a tax provision of $0.9 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the US statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the US statutory rate, and US losses not providing current tax benefits.
     We recorded a tax provision of $0.1 million for the quarter ended September 30, 2004, or approximately 3.6 percent of our loss before income taxes and minority interest. The tax provision is primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $1.7 million, partially offset by $1.8 million of tax provisions in international subsidiaries, primarily Japan and Taiwan.
5. REPORTABLE SEGMENTS
     We have two reportable product segments: Fab Automation and AMHS. The Fab Automation segment includes interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software and services products. The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.
     We evaluate performance and allocate resources based on revenues and income (loss) from operations. Income (loss) from operations for each segment includes selling, general and administrative expenses directly attributable to the segment.
     Segment information is summarized as follows (in thousands):

	September 30,	March 31,
(in thousands)	2005	2005
AMHS:
Total Assets	$301,287	$312,391

Fab Automation Products:
Total Assets	$161,194	$171,383

Consolidated:
Total Assets	$462,481	$483,774

	Three-Months Ended		Six-Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
AMHS:
Net Sales	$85,421	$99,789	$162,798	$167,459
Cost of Sales	56,965	90,768	114,062	153,320

Gross Profit	$28,456	$9,021	$48,736	$14,139

Income (loss) from operations	$13,664	$(896)	$21,492	$(5,798)

Fixed Assets Additions	$1,121	$1,131	$1,449	$1,590

Amortization and Depreciation	$4,371	$4,161	$8,850	$8,676

Fab Automation Products:
Net Sales	$39,174	$68,817	$79,248	$140,572
Cost of Sales	24,154	46,990	50,774	96,768

Gross Profit	$15,020	$21,827	$28,474	$43,804

Income (loss) from operations	$(4,182)	$(156)	$(9,533)	$41

Fixed Assets Additions	$1,077	$1,647	$1,538	$2,044

Amortization and Depreciation	$2,056	$3,022	$4,251	$5,382

Consolidated:
Net Sales	$124,595	$168,606	$242,046	$308,031
Cost of Sales	81,119	137,758	164,836	250,088

Gross Profit	$43,476	$30,848	$77,210	$57,943

Income (loss) from operations	$9,482	$(1,052)	$11,959	$(5,757)

Fixed Assets Additions	$2,198	$2,778	$2,987	$3,634

Amortization and Depreciation	$6,427	$7,183	$13,101	$14,058

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Total operating income (loss) is equal to consolidated income (loss) from operations for the periods presented. We do not allocate other income (expense), net to individual segments.
     One customer accounted for 10.8 percent and 15.8 percent and another customer accounted 18.0 percent and 13.0 percent of our net sales for the three and six-month periods ended September 30, 2005, respectively. No other customer accounted for more than 10.0 percent of our net sales for the three and six-month periods ended September 30, 2005.
6. DEBT
     We had $39.0 million and $20.6 million of short-term debt issued by banks in Japan at September 30 and March 31, 2005, respectively. Approximately $6.3 million and $7.6 million at September 30 and March 31, 2005, respectively, is owed by our Japanese subsidiary, AJI, and is guaranteed by Asyst in the United States. The remaining portion, $32.7 million and $13.0 million at September 30 and March 31, 2005, respectively, is owed by ASI, based upon currency exchange rates in effect on September 30 and March 31, 2005, for the respective periods. As of September 30 2005, the interest rates ranged from 1.1 percent to 3.0 percent.
     Long-term debt and capital leases consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
Convertible subordinated notes	$86,250	$86,250
Secured straight bonds	1,929	2,482
Long-term loans	1,080	1,915
Capital leases	679	860

Total long-term debt	89,938	91,507
Less: Current portion of long-term debt and capital leases	(2,198)	(2,757)

Long-term debt and capital leases net of current portion	$87,740	$88,750

     At September 30, 2005, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,
Remaining portion of 2006	$1,309
2007	1,424
2008	753
2009	86,452
2010 and thereafter	—

$89,938

Convertible Subordinated Notes
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.1 million during each of the three-month periods ended September 30, 2005 and 2004, respectively; and $0.2 million during each of the six-month periods ended September 30, 2005 and 2004, respectively.
Secured Straight Bonds
     We had $1.9 million and $2.5 million of secured straight bonds from a bank in Japan at September 30 and March 31, 2005, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.3 percent as of September 30 and March 31, 2005, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lines of Credit
     At September 30, 2005, we have a two-year revolving line of credit with a commercial bank, with a current maturity date of July 31, 2007. We amended the line of credit during the first quarter of fiscal year 2006. As amended, the maximum borrowing available under the line is $40.0 million; however, only $25.0 million of borrowing is available as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million held in U.S., at least $20.0 million of which must be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding, in addition to the cash balance held at the bank. As of September 30, 2005, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.
     At September 30, 2005, ASI had three revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $61.9 million at the exchange rate as of September 30, 2005. As of September 30 and March 31, 2005, ASI had outstanding borrowings of 3.7 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $32.7 million and $13.0 million, respectively, at the exchange rate as of September 30 and March 31, 2005, respectively, that are recorded in short-term debt.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate, or TIBOR, which was 0.06 percent at September 30, 2005, plus margins of 1.00 to 1.25 percent. Under the terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at September 30, 2005. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2005, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $35.4 million, of borrowing capacity to extend the expiry dates to June 30, 2006, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended. A third line of credit representing 3.0 billion Yen, or approximately $26.6 million, of borrowing capacity is due to expire in November 2005, at which time any amounts outstanding will be due and payable, unless the line of credit is extended. See Note 10, Subsequent Event, for information concerning replacement facilities entered into as of October 31, 2005.
     Our Japanese subsidiary, AJI, maintains revolving lines of credit with five Japanese banks. The lines carry annual interest rates of 1.4 to 2.0 percent and substantially all of these lines are guaranteed by us in the United States. As of September 30 and March 31, 2005, respectively, AJI had outstanding borrowings of 0.7 billion Japanese Yen and 0.8 billion Japanese Yen, or approximately $6.3 million and $7.6 million, at exchange rates as of September 30 and March 31, 2005, respectively, that are recorded as short-term debt.
     We have guaranteed certain lease payments with respect to equipment and real estate of AJI, our Japanese subsidiary.
7. STOCKHOLDERS EQUITY
Employee Stock Option Grants
     Options to purchase 372,500 shares and 534,450 shares of common stock were granted to employees during the three-month periods ended September 30, 2005 and 2004, respectively. Options to purchase 1,127,600 and 1,580,950 shares of common stock were granted to employees for the six-month periods ended September 30, 2005 and 2004, respectively. At September 30, 2005, options to purchase 7,643,693 shares of common stock were outstanding, and 2,027,432 shares of common stock were available for issue under our 2001 and 2003 stock option plans.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
     As of September 30, 2005, approximately 2.2 million shares had been purchased and approximately 0.25 million shares of common stock were available for issue under the Employee Stock Purchase Plan.
Fair Value Disclosures
     Information regarding net income (loss) and net income (loss) per share, as adjusted, is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee stock options granted was $3.33 and $3.58 during the three-month period ended September 30, 2005 and 2004, respectively, and $3.20 and $5.19 during the six-month periods ended September 30, 2005 and 2004, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in our employee options. The usage of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because our employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimate of the fair value of those options, it is our opinion that the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of our employee options.
     The following weighted average assumptions are included in the estimated fair value calculations for employee stock option grants in the three and six-month periods ended September 30, 2005 and 2004, respectively:

	Three-months Ended		Six-months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.01%	3.21%	3.58%	3.28%
Expected term of options (in years)	4.7	4.6	4.7	4.6
Expected volatility	88.2%	92.5%	88.2%	92.0%
Expected dividend yield	0%	0%	0%	0%
     Using Black-Scholes, the per share weighted average estimated fair value of rights to purchase our stock issued under our Employee Stock Purchase Plan during the three-month periods ended September 30, 2005 and 2004 was $3.74 and $1.69, respectively, and for the six-month periods ended September 30, 2005 and 2004 was $3.74 and $3.38, respectively,
     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan:

	Three-months Ended		Six-months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.31%	2.08%	3.31%	1.83%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	45.7%	90.4%	45.7%	85.0%
Expected dividend yield	0%	0%	0%	0%
Dividends
     During the three-months ended September 30, 2005, ASI paid a dividend of 600 million Japanese Yen, or approximately $5.3 million at exchange rates as of September 30, 2005. Included in this amount, is a payment to ASI’s minority shareholder, Shinko of 294 million Japanese Yen, or approximately $2.6 million at exchange rates as of September 30, 2005.
8. RELATED PARTY TRANSACTIONS
     Our majority-owned joint venture, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At September 30 and March 31, 2005, respectively, significant balances with Shinko and MECS Korea were (in thousands):

	September 30,	March 31,
	2005	2005
Accounts payable due to Shinko	$22,350	$39,221
Accrued liabilities due to Shinko	631	450
Accounts receivable from MECS Korea	19	100
Accounts payable due to MECS Korea	—	21

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the three-months ended September 30, 2005 and 2004, sales to and purchases from Shinko and MECS Korea were (in thousands):

	Three-Months Ended September 30,
	2005	2004
Material and service purchases from Shinko	$17,388	$8,100
Sales to MECS Korea	105	136
9. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At September 30, 2005, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease	Sublease Income

Remaining portion of 2006	$137	$3,158	$(261)
2007	246	2,042	(44)
2008	169	1,636	—
2009	153	73	—
2010 and thereafter	—	85	—

Total	705	$6,994	$(305)

Less: interest	(26)

Present value of minimum lease payments	679
Less: current portion of capital leases	(234)

Capital leases, net of current portion	$445

     Rent expense under our operating leases was approximately $1.5 million and $1.2 million for the three-month periods ended September 30, 2005 and 2004, respectively; and $3.0 million and $2.6 million for the six-month periods ended September 30, 2005 and 2004, respectively.
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

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of infringement, and remanding the matter to the trial court for further proceedings. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of September 30, 2005.
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
10. SUBSEQUENT EVENT
     On October 31, 2005, ASI, our 51 percent-owned joint venture company in Japan, established credit facilities with three Japanese banks. Each of the three facilities allows borrowing of up to 1 billion Japanese Yen, or approximately $8.6 million USD at exchange rates as of October 31, 2005. The facilities do not require collateral or guarantees. Each of the banks requires ASI to provide annual financial reports. These three facilities carry variable interest rates of TIBOR (the Tokyo Interbank Offered Rate, currently 0.06%) plus a premium ranging from 0.80 percent to 1.0 percent and expire between July 31 and October 26, 2006. These three facilities replace an existing 3.0 billion yen credit facility which expires on November 29, 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Risk Factors.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of March 31, 2005 and 2004, and for each of the three years in the period ended March 31, 2005 as filed in our Annual Report Form 10-K for the year ended March 31, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.
     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “ATI” and “Asyst” refer to Asyst Technologies, Inc. and its subsidiaries.
Overview
     We develop, manufacture, sell and support integrated automation systems primarily for the worldwide semiconductor and the flat panel display (“FPD”) industries.
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
     On October 16, 2002, we established a joint venture with Shinko Electric Co. Ltd (“Shinko”) called Asyst Shinko, Inc (“ASI”). The joint venture develops, manufactures, sells and supports AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and acquired the remaining 49.0 percent interest. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets.
     We have two reportable segments:
     The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems, semiconductor and flat panel display products.
     The Fab Automation segment includes interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software and service products.
     Our net sales for the six-month period ended September 30, 2005 deceased by 21.4 percent compared to the corresponding period of fiscal 2005. The decrease was primarily due to the net sales of Fab Automation Products for the six-month period ended September 30, 2005, which decreased by 43.6 percent compared to the same period of fiscal 2005. Net sales of our AMHS products, decreased 2.8 percent for the six-month period ended September 30, 2005 compared to the same period of fiscal 2005. AMHS revenues represented 67.2 percent of our total revenue for the six-month period ended September 2005, compared to 54.4 percent for the six-month period ended September 2004.

For the remainder of fiscal 2006, we believe critical success factors include product quality, customer relationship, and demand. Demand for our products can change significantly from period to period as a result of numerous factors, including but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the three and six-month periods ended September 30, 2005 may not be indicative of future operating results.
     The discussion of our financial condition and results of operations that follows is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2005 filed on June 29, 2005, that our disclosure controls and procedures, and internal control over financial reporting, were not effective as of March 31, 2005. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2005, and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported below in Item 4 of Part I that our disclosure controls and procedures were not effective as of September 30, 2005, together with a summary of these material weaknesses and the status of our remediation efforts.
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
     Management believes there have been no significant changes during the six-month period ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
Results of Operations
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
AMHS:
Net Sales	$85,421	$99,789	$162,798	$167,459
Cost of Sales	56,965	90,768	114,062	153,320

Gross Profit	$28,456	$9,021	$48,736	$14,139

Income (loss) from operations	$13,664	$(896)	$21,492	$(5,798)

Fab Automation Products:
Net Sales	$39,174	$68,817	$79,248	$140,572
Cost of Sales	24,154	46,990	50,774	96,768

Gross Profit	$15,020	$21,827	$28,474	$43,804

Income (loss) from operations	$(4,182)	$(156)	$(9,533)	$41

Consolidated:
Net Sales	$124,595	$168,606	$242,046	$308,031
Cost of Sales	81,119	137,758	164,836	250,088

Gross Profit	$43,476	$30,848	$77,210	$57,943

Income (loss) from operations	$9,482	$(1,052)	$11,959	$(5,757)

	Three-Months Ended		Six-Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
AMHS:
Net Sales	68.6%	59.2%	67.2%	54.4%
Cost of Sales	45.7%	53.8%	47.1%	49.8%

Gross Profit	22.9%	5.4%	20.1%	4.6%

Income (loss) from operations	11.0%	(0.5)%	8.8%	(1.9)%

Fab Automation Products:
Net Sales	31.4%	40.8%	32.8%	45.6%
Cost of Sales	19.4%	27.9%	21.0%	31.4%

Gross Profit	12.0%	12.9%	11.8%	14.2%

Income (loss) from operations	(3.4)%	(0.1)%	(3.9)%	0.0%

Consolidated:
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	65.1%	81.7%	68.1%	81.2%

Gross Profit	34.9%	18.3%	31.9%	18.8%

Income (loss) from operations	7.6%	(0.6)%	4.9%	(1.9)%

Net Sales
Consolidated    The $44.0 million decrease in consolidated net sales for the three-month period ended September 30, 2005, as compared to the same period in fiscal 2005, was due to lower volume of 200mm and FPD products sold to semiconductor and flat panel display manufacturers, predominantly in Asia. Selling price erosion was not a primary contributor to the decrease in net sales for the period. This was also true for the six-month period ended September 30, 2005, as compared with the same period in fiscal 2005, with a $66.0 million decrease in consolidated sales due to lower volume of 200mm and FPD products sold to semiconductor and flat panel display manufacturers.
AMHS    The $14.4 million decrease in AMHS sales for the three-month period ended September 30, 2005, as compared to the same period of the prior year, was due to lower volume of FPD product sales partially offset by higher volume of 300mm product sales to semiconductor manufacturers. The $4.7 million decrease in AMHS sales for the six-month period ended September 30, 2005, as compared with the same period of the prior year, was primarily due to lower volume of FPD product sales partially offset by higher volume of 300mm product sales to semiconductor manufacturers.
Fab Automation    The $29.6 million decrease in Fab Automation sales for the three-month period ended September 30, 2005, as compared to the same period of the prior year, was primarily due to lower volumes of 200mm and 300mm product sales to semiconductor manufacturers. The $61.3 million decrease in sales for the six-month period ended September 30, 2005, as compared with the same period of the prior year, was primarily due to lower volume of 200mm and 300mm product sales to semiconductor manufacturers.
Comparison of Expenses, Gross Margin, Interest & Other, and Income Taxes
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF SALES	65.1%	81.7%	68.1%	81.2%
Gross profit	34.9%	18.3%	31.9%	18.8%

OPERATING EXPENSES:
Research and development	5.7%	5.4%	5.8%	6.1%
Selling, general and administrative	17.8%	10.3%	17.2%	11.1%
Amortization of acquired intangible assets	3.8%	3.0%	4.0%	3.3%
Restructuring and other charges	0.0%	0.2%	0.0%	0.2%
Total operating expenses	27.3%	18.9%	27.0%	20.7%

Income (loss) from operations	7.6%	(0.6%)	4.9%	(1.9%)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	0.5%	0.2%	0.5%	0.2%
Interest expense	(1.5%)	(1.0%)	(1.5%)	(1.0%)
Other income, net	0.3%	0.3%	0.4%	0.4%

Interest and other expense, net	(0.7%)	(0.5%)	(0.6%)	(0.4%)

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES AND MINORITY INTEREST	6.9%	(1.1%)	4.3%	(2.3%)

BENEFIT FROM (PROVISION FOR) INCOME TAXES	(5.3%)	(0.1)%	(4.0%)	0.5%
MINORITY INTEREST	(2.8%)	0.1%	(2.5%)	0.5%

NET LOSS	(1.2%)	(1.1%)	(2.2%)	(1.3%)

Gross Margin
Consolidated    Gross margin increased to 34.9 percent of sales for the three-month period ended September 30, 2005, compared to 18.3 percent of sales for the same period of the prior fiscal year. The increase was a result of an improvement in product mix coupled with lower product costs for both AMHS and Fab Automation product sales, as well as reduced volume of FPD product sales which have lower margins.
For the six-month period ended September 30, 2005, the gross margin increased to 31.9 percent of sales, as compared with 18.8 percent for the same period of the prior year.
     For the three and six-month periods ended September 30, 2005, on a dollar basis, the consolidated gross profit increased by $12.6 million and $19.3 million, respectively over the same periods in the prior fiscal year, even though net sales during the two periods decreased by $44.0 million and $66.0 million, respectively. The increase in gross profits in the periods mentioned was due to lower product costs, improved fixed manufacturing expenses, lower excess and obsolete inventory reserves requirements and better supply chain management, as compared to the same periods of the prior fiscal year.
AMHS    The gross margin for the AMHS increased to 33.3 percent of sales for the three-month period ended September 30, 2005, compared to 9.0 percent for the same period of the prior year. The increase was primarily due to lower product and project costs, as well as lower volume of FPD sales volume with lower gross margins. Additionally, completion of several projects at lower costs than originally estimated favorably impacted the gross margin.
For the six-month period ended September 30, 2005 and 2004, the gross margin increased to 29.9 percent from 8.4 percent, respectively. The AMHS gross profit, on a dollar basis, increased by $34.6 million on $4.7 million in lower net sales, as compared with the same period of the prior year. The increase in gross profit was primarily due to lower product and project costs associated with 300mm product sales to semiconductor manufacturers and also an improvement in product mix between 300mm and FPD product volume. Again, the trend for the first six months of fiscal year 2006, as compared to the prior year, has been reduced product and project costs and also lower volumes of FPD net sales, which have lower gross margins.
Fab Automation    The gross margin for Fab Automation increased to 38.3 percent from 31.7 percent of sales for the three-month period ended September 30, 2005, compared to the same period of the prior fiscal year. For the three-month period ended September 30, 2005, the Fab Automation gross profit was lower by $6.8 million, primarily due to the lower 200mm and 300mm sales volume.
     For the six-month period ended September 30, 2005, the gross margin increased to 35.9 percent of sales, compared to 31.2 percent for the same period of the prior year. For the six-month period ended September 30, 2005, the Fab Automation gross profit was lower by $15.3 million on a dollar basis primarily due to the lower 200mm and 300mm sales volume, as compared with the same period of the prior year.
     The increases in gross margin as a percentage of net sales in both periods were due to lower product costs, lower fixed manufacturing expenses, lower excess and obsolete inventory reserves required, and lower loss contract reserves, as compared to the same period of the prior year.
     Our gross margins are sensitive to the mix between our Fab Automation Products and AMHS segments. Our Fab Automation Products currently carry higher gross margins than our AMHS products. In addition, within our AMHS segment we often work on large, long-term construction-type projects for both semiconductor and FPD customers. If our costs on these projects are higher than expected, we generally cannot pass on these higher costs to our customers, which has negatively impacted our gross margins in the past. Our gross margins will continue to be affected by future changes in product mix and net sales volumes, as well as by market competition.

Research and Development

	Three-months Ended			Six-months Ended
(in thousands, except percentage)	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Research and development	$7,084	$9,073	($1,989)	$14,151	$18,752	($4,601)

Percentage of total net sales	5.7%	5.4%		5.8%	6.1%

     The research and development expenses decreased to $7.1 million from $9.1 million for the three-month period ended September 30, 2005 and 2004, respectively. For the six-month periods ended September 30, 2005 and 2004, research and development expenses decreased to $14.2 million from $18.8 million, respectively.
     Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that management believes are necessary for enhancements to our current products and for developing new products and product lines.
Selling, General and Administrative

	Three-months Ended			Six-months Ended
(in thousands, except percentage)	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Selling, general and administrative	$22,196	$17,419	$4,777	$41,375	$34,269	$7,106

Percentage of total net sales	17.8%	10.3%		17.2%	11.1%

     The increase in selling, general and administrative expenses for the three month period ended September 30, 2005, compared with the same period of fiscal 2005, was primarily due to $2.5 million increase in the provision for bad debt and an increase of approximately $1.0 million associated with increases in accounting and compliance costs associated with our review, documentation, and testing of internal control over financial reporting. The increase in selling, general, and administrative expenses for the six-month period ended September 30, 2005, compared with the same period of fiscal 2005 was primarily due to a $4.0 million provision for bad debt, and approximately $2.0 million associated with increases in accounting and compliance costs associated with our review, documentation, and testing of internal control over financial reporting required under SEC rules and accounting standards.
Amortization of Acquired Intangible Assets

	Three-Months Ended			Six-Months Ended
(in thousands, except percentage)	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Amortization of acquired intangible assets	$4,714	$5,040	($326)	$9,632	$10,092	($460)

Percentage of total net sales	3.8%	3.0%		4.0%	3.3%

     The decrease in amortization expense for the three and six-month periods ended September 30, 2005, compared with the corresponding periods in the prior fiscal year, was due to exchange rate fluctuations as the majority of our intangible assets are denominated in Japanese Yen.
Restructuring Charges
     The following table summarizes the activities in our restructuring accrual during the three and six-month periods ended September 30, 2005 and 2004:

	Three-Months Ended			Six-Months Ended
(in thousands, except percentage)	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Restructuring charges	—	$368	($368)	$93	$587	($494)

Percentage of total net sales	0.0%	0.2%		0.0%	0.2%

     We incurred restructuring charges of $0.1 million during the six-month period ended September 30, 2005 related to changes in estimates for severance and excess facility costs.
     The outstanding accrual amount at September 30, 2005, as noted in the table below consists of future lease obligations on vacated facilities in excess of estimated future sublease proceeds which will be paid over the next three quarters. All remaining accrual balances are expected to be settled in cash.

(in thousands)	Severance and	Excess Facilities	Total
	Benefits

Balance, March 31, 2005	$67	$816	$883
Additional accruals	—	93	93
Non-cash utilization	27	(16)	11
Amounts paid in cash	—	(370)	(370)
Foreign currency translation adjustment	(1)	(1)	(2)

Balance, June 30, 2005	93	522	615
Non-cash utilization	(92)	15	(77)
Amounts paid in cash	—	(122)	(122)
Foreign currency translation adjustment	(1)	—	(1)

Balance, September 30, 2005	$—	$415	$415

Interest Income, Interest Expense and Other Income, Net

	Three-Months Ended			Six-Months Ended
(in thousands)	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Interest income	$569	$381	$188	$1,092	$718	$374

Interest expense	$1,813	$1,635	$178	$3,412	$3,262	$150

Other income, net	$333	$449	($116)	$850	$1,183	($333)

     Interest income for the three and six-month periods ended September 30, 2005 was higher than the comparable periods in fiscal 2005 due largely to higher average interest rates on cash and investment balances.
     Interest expense was higher primarily due to a higher loan balances on our outstanding debt balances for the three and six-month periods ended September 30, 2005 as compared to the same periods of fiscal 2005.
     Other income, net was lower due to a decrease in royalty income for the three and six-month periods ended September 30, 2005 as compared to the same periods of fiscal 2005.
Income Taxes

	Three-Months Ended				Six-Months Ended
(in thousands, except percentage)	September 30,				September 30,
	2005	2004		Change	2005	2004	Change
Benefit from (provision for) income taxes	($6,583)	($67)		($6,516)	($9,684)	$1,587	($11,271)

Percentage of total net sales	(5.3%)	(0.1%	)		(4.0%)	0.5%

     Income tax provision for the three-month period ended September 30, 2005 was $6.6 million which included a tax benefit of $1.6 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $7.3 million tax provision recorded by ASI and a tax provision of $0.9 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the US statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the US statutory rate, and US losses not providing current tax benefits.
     We recorded a tax provision of $0.1 million for the quarter ended September 30, 2004, or approximately 3.6 percent of our loss before income taxes and minority interest. The tax provision is primarily due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $1.7 million, partially offset by $1.8 million of tax provisions in international subsidiaries, primarily Japan and Taiwan.

Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. See also Risk Factor — “We experienced additional risks and costs as a result of the delayed filing of the Form 10-Q for our fiscal year 2005 second quarter and delayed filing of the Form 10-K for fiscal year 2005” — for additional information on our ability to raise funds.
     As of September 30, 2005, we had approximately $104.4 million in cash, cash equivalents and short-term investments, $137.8 million in working capital and $87.7 million in long-term debt and capital leases, net of current portion.
     The table below, for the periods indicated, provides selected condensed consolidated cash flow information:

	Six-Months Ended
(in thousands)	September 30,
	2005	2004
Net cash used in operating activities	$(9.2)	$(18.9)
Net cash provided by (used in) investing activities	$13.8	$(34.9)
Net cash provided by financing activities	$16.8	$20.3
Cash Flows from Operating Activities
     Net cash of $9.2 million was used to fund our operating activities for the six-month period ended September 30, 2005, due to a net loss of $5.1 million and a $23.1 million increase in working capital, which is comprised of a $15.5 million increase in accounts receivable, a decrease of $19.4 million in accounts payable, accrued and other liabilities and deferred margin, offset by a $12.3 million reduction in prepaid and other assets and various non-cash charges of $19.0 million, including depreciation and amortization and minority interest. Net cash of $18.9 million was used in funding our operating activities for the six-month period ended September 30, 2004, primarily due to a net loss of $4.1 million and $24.8 million increase in working capital, partially offset by non-cash charges of $10.0 million, including depreciation and amortization and deferred income taxes.
     As sales volume has increased at our majority-owned joint venture ASI, our overall days sales outstanding (“DSO”) has increased to 141 days at September 30, 2005 from 119 days at March 31, 2005 and 114 days at September 30, 2004. This increase is due in large part to payment terms extended by ASI, as part of normal business in Japan. Unbilled receivables grew due to the increase in revenues recognized by ASI under the percentage-of-completion method.
     Our inventory turns were 8.5 times on an annualized basis for the six-month period ended September 30, 2005, compared to 11.5 times for the same period of fiscal 2005, due to decreased sales volume, but partially offset by improved efficiencies from our outsourcing transition program.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments, and inventory levels.
Cash Flows from Investing Activities
     Net cash provided by investing activities was $13.8 million for the six-month period ended September 30, 2005, due to $16.8 million in net sales of short-term investments and $3.0 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
     Net cash of $34.9 million used by investing activities for the six-month period ended September 30, 2004 was primarily a result of investment activities in the amount of $33.2 million related to auction rate securities and other investments, $3.6 million in purchases of property and equipment, partially offset with net cash of $1.9 million from release of restricted cash and cash equivalents.

Cash Flows from Financing Activities
     Net cash provided by financing activities was $16.8 million for the six-month period ended September 30, 2005, due to $21.1 million in proceeds from our line of credit and $0.6 million in proceeds from the issuance of common stock under our employee stock programs, offset by pay downs against borrowings of $2.2 million and dividends of $2.6 million.
     Net cash provided by financing activities was $20.3 million for the six-month period ended September 30, 2004, including total loan proceeds of $20.1 million from a short-term borrowing and additional long-term debt in our Japanese subsidiary, offset by $2.5 million of loan repayments in the first half of the year and net proceeds from issuance of common stock in the amount of $2.6 million.
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year, and are redeemable at our option. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended September 30, 2005 and 2004, respectively, and $0.2 million during each of the six-month periods ended September 30, 2005 and 2004, respectively.
     At September 30, 2005, we have a two year revolving line of credit with a commercial bank, with a current maturity date of July 31, 2007. We amended the line of credit during the first quarter of fiscal year 2006. As amended, the maximum borrowing available under the amended line is $40.0 million; however, only $25.0 million of borrowing is available as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million in the U.S., at least $20.0 million of which must be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of current receivables we have outstanding, in addition to the cash balance held at the bank. As of September 30, 2005, there was no amount outstanding under the line of credit, and we were in compliance with the financial covenants.
     We had $1.9 million and $2.5 million of secured straight bonds from a bank in Japan at September 30 and March 31, 2005, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.3 percent as of September 30, 2005, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.
     At September 30, 2005, ASI had three revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $61.9 million at the exchange rate as of September 30, 2005. As of September 30 and March 31, 2005, ASI had outstanding borrowings of 3.7 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $32.7 million and $13.0 million, respectively, at the exchange rate as of September 30 and March 31, 2005, respectively, that are recorded in short-term debt.
ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”), which was 0.06 percent at September 30, 2005, plus margins of 1.00 to 1.25 percent. Under the terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at September 30, 2005. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2005, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $35.4 million, of borrowing capacity to extend the expiration dates to June 30, 2006, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended. A third line of credit representing 3.0 billion Yen, or approximately $26.6 million, of borrowing capacity was due to expire in November 2005 and has been replaced as described below.

     On October 31, 2005, ASI, our 51 percent-owned joint venture company in Japan, established credit facilities with three Japanese banks. Each of the three facilities allows borrowing of up to 1 billion Japanese Yen, or approximately $8.6 million USD at exchange rates as of October 31, 2005. The facilities do not require collateral or guarantees from the company. These three facilities carry variable interest rates of TIBOR (the Tokyo Interbank Offered Rate, currently 0.06%) plus a premium ranging from 0.80 percent to 1.0 percent and expire between July 31 and October 26, 2006. These three facilities replace an existing 3.0 billion yen credit facility which expires on November 29, 2005.
     Our Japanese subsidiary, AJI, maintains revolving lines of credit with five Japanese banks. The lines carry annual interest rates of 1.4 to 2.0 percent and substantially all of these lines are guaranteed by us in the United States. As of September 30 and March 31, 2005, respectively, AJI had outstanding borrowings of 0.7 billion Japanese Yen and 0.8 billion Japanese Yen, or approximately $6.3 million and $7.6 million, at exchange rates as of September 30 and March 31, 2005, respectively, that are recorded as short-term debt.
     Since inception, we have incurred aggregate consolidated net losses of approximately $371.4 million and have incurred losses during four of the last five fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $104.4 million at September 30, 2005. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements through September 30, 2006.
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
     In addition, the material weaknesses and related matters we discuss Item 4 of Part I of this report may also have an adverse impact on our ability to obtain future capital from equity or debt.
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

     In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 did not have to have a material impact on our financial position or results of operations.
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
     In October 2005, the FASB issued FASB Staff Position (“FSP”) FSP Nos. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, (“FSP 13-1”) addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The adoption of the provisions of FSP 13-1 is not expected to have a material impact on our financial position or results of operations.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1 and 124-1”) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The adoption of the provisions of FSP 115-1 and 124-1 is not expected to have a material impact on our financial position or results of operations.
Risk Factors
Risks Related to Our Business
We have a history of significant losses.
     We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal year 2001. For the fiscal quarter ended September 30, 2005, our net loss and accumulated deficit were $1.5 million and $371.4 million, respectively, compared to a net loss of $17.5 million and accumulated deficit of $366.2 million for the fiscal year ended March 31, 2005. We may also continue to experience significant losses in the future.
If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.
     We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Item 4 of Part I below. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed. Item 4 of Part I reports our conclusion that our disclosure controls and procedures were not effective as of September 30, 2005, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that are subject to our continuing remediation efforts, as further summarized in Item 4. The information below should be read in conjunction with that additional information.

     Additional information concerning the matters discussed under this risk factor was set forth in Note 2 to the Consolidated Financial Statements, the “Overview” portion of Item 7 and Item 9A of the Form 10-K for the fiscal year 2005 filed on June 29, 2005. The Form 10-K was our first annual report that required management’s assessment of internal control over financial reporting. We concluded in Item 9A of the Form 10-K that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2005, the end of our 2005 fiscal year due to the material weaknesses described in Item 9A that are also summarized in Item 4 of Part I of this report.
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
     In December 2004, we appeared before a NASDAQ Listing Qualifications Panel to discuss our filing delay relating to the Form 10-Q for the second quarter of our fiscal year 2005. On January 11, 2005, the panel approved our request to continue the listing of our common stock on the NASDAQ National Market. While the panel determined that the company then appeared to satisfy NASDAQ’s filing requirement, the panel stated it would continue to monitor us to ensure our compliance with the filing requirements over the long term. The panel also determined to condition Asyst’s continued listing upon our timely filing all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before January 31, 2006. If we fail to make any periodic report filing in accordance with this condition, the panel decision stated that a NASDAQ panel will promptly conduct a hearing with respect to such failure, and our securities may be immediately delisted from The NASDAQ Stock Market. As a result of our delayed filing on December 30, 2004 of the Form 10-Q for fiscal second quarter initially due November 4, 2004, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital or complete acquisitions of other companies during this period. Because we filed the Form 10-K for fiscal year 2005 on June 29, 2005, the report was considered timely under SEC rules. The NASDAQ staff orally informed us that by filing a completed Form 10-K on or before June 29, 2005, a panel hearing under the NASDAQ letter described above would not be held and our common stock would not be delisted as a result of the June 29, 2005 filing date.
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
     Net sales of AMHS accounted for approximately 67.2 percent and 62.1 percent of our net sales for the six-month period ended September 30, 2005 and the fiscal year ended March 31, 2005, respectively, and are expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we hold majority ownership of ASI, certain operational decisions require the approval and support of our joint venture partner Shinko and the future success of ASI depends in significant part on the strength of our relationship with Shinko and ability to coordinate improvements in ASI’s operating and business process with Shinko. Other than a right of first refusal if Shinko is proposing to sell some or its entire stake in ASI, or in certain instances constituting a material default by Shinko, we have no mechanism to compel a sale to us of the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, or the shares were otherwise available to us for purchase by right of first refusal, we may not have sufficient funds available to facilitate such acquisition or may not elect to purchase the shares. If we were to determine to purchase such shares, the terms could involve significant debt or use or our common stock, which could have a material impact on our future earnings and/or be highly dilutive to our shareholders. Further, if we were to determine to sell our stake in ASI to Shinko (or a third party), we may not recognize proceeds from the sale equal to our original investment. In addition, we have limited experience managing operations in Japan, and our failure to manage effectively ASI in Japan could harm our business.
     Orders for AMHS are relatively large, often exceeding $20.0 million for a given project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacture and installation of these systems at our customers’ manufacturing facilities can take up to six months or longer.

Accordingly, we recognize revenue and costs for AMHS based on percentage-of-completion analysis because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for some of our Japanese AMHS customers typically require payment to be made six months after customer acceptance and in some cases longer. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital, prior to our receipt of customer payments. Further, gross margins on our AMHS sales are lower than those for our other products. If we fail to estimate effectively costs and manage these long-term projects, we could have loss contract exposure and additional gross margin pressure. At September 30, 2005, we had a loss contract reserve of $0.03 million related to one AMHS contract entered into by ASI during fiscal year 2005. Our overall financial performance will therefore be affected by the sales mix between AMHS and other products and our ability to manage AMHS projects in a given period.
If we are unable to increase our sales of AMHS to FPD manufacturers, or if the FPD industry enters a cyclical downturn, our growth prospects could be negatively affected.
     In recent years, ASI has begun to sell AMHS to FPD manufacturers. While we believe sales to the FPD industry represents a significant opportunity for growth, the size of this market opportunity depends in large part on capital expenditures by FPD manufacturers. The market for FPD products is highly cyclical and has experienced periods of oversupply, resulting in unpredictable demand for manufacturing and automation equipment. If the FPD market enters into a cyclical downturn, demand for AMHS by the FPD market may be significantly reduced, impacting our growth prospects, sales and gross margins.
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
     The gross margins on our 300mm products currently are not as favorable as on our 200mm products. This is primarily because we face increased competition in these product lines, and we sell a greater percentage of our 300mm products to OEMs rather than directly to semiconductor manufacturers. Manufacturing costs are generally higher in the early stages of new product introduction and typically decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. We cannot, however, assure that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products, which will be supplied primarily by contract manufacturers. Semiconductor equipment and materials industry (“SEMI”) standards for 300mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating pricing pressure. While semiconductor manufacturers purchased a majority of 200mm tool automation products, OEMs are purchasing most of the tool automation products for 300mm. Sales to OEMs typically have lower gross margins.
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
     Our outsourcing agreement with Solectron includes commitments from Solectron to adjust, up or down, manufacturing volume based on updates to our forecast demand. Solectron may be unable to meet these commitments however and, even if it can, may be unable to react efficiently to rapid fluctuations in demand. If our agreement with Solectron terminates, or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for most of our products in a timely manner. If our agreement with Solectron terminates, we may be unable to find another suitable outsource manufacturer.
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
We may have additional tax liabilities that could be materially higher than we expect.
     The calculation of tax liabilities involves uncertainties in the application of complex global tax regulations. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.
     We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes will be due. We may be audited in the future by tax authorities in the United States and foreign jurisdictions to determine whether or not we owe additional taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from what is reflected in our historical tax provision and accruals. The actual outcome of audits of our tax returns and related litigation, if any, could have a material adverse effect on our financial condition and results of operations. If our previous estimate of tax liabilities proves to be less than the ultimate assessment, a charge to expense would result.
We have significant existing debts; the restrictive covenants under some of our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to prepay some or all of this indebtedness our financial position would be severely and adversely affected.
     We have a significant amount of outstanding indebtedness. At September 30, 2005, our long-term debt was $89.9 million, of which $2.2 million represented the current portion of long-term debt recorded under current liabilities, and our short-term debt was $39.0 million, for an aggregate of $128.9 million. This includes $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008, and are redeemable at our option after July 3, 2004.
     As of September 30, 2005, ASI has three revolving lines of credit with Japanese banks under which it may borrow up to 7.0 billion Japanese Yen, or approximately $61.9 million, and of which 3.7 billion Japanese Yen, or approximately $32.7 million was outstanding as of September 30, 2005. We have also guaranteed substantially all of the loans of our Japanese majority-owned subsidiary, AJI, which totaled approximately $6.3 million as of September 30, 2005.
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
     While we experienced improvements in our financial results for fiscal year 2006, we cannot be assured that we will meet the financial covenants contained in our line of credit with the bank in subsequent quarters. Specifically, we may be unable to meet the minimum net income covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assume the bank will grant waivers and amend the covenants, or that the bank will not terminate the line of credit, preclude further borrowings or require us to repay any outstanding borrowings.
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
     We raised capital of $98.9 million by issuing 6.9 million shares of our common stock in a public offering in November 2003; however, our operations have consumed cash and may continue to do so in the future. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations. As a result of our delayed filing on December 30, 2004 of the Form 10-Q for fiscal second quarter initially due November 4, 2004, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital or complete acquisitions of other companies during this period. Additionally, we may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

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
     We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to take reasonable steps to protect our patent rights, the filing process is time-consuming and we cannot assure you that we will be able to file timely our patents and other intellectual property rights. In addition, we cannot assure you our patents and other intellectual property rights will not be challenged, invalidated or avoided, or that the rights granted there under will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others. In addition, enforcement of our rights could impose significant expense and result in an uncertain or non-cost-effective determination or confirmation of our rights.
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
     A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were 85.0 percent and 80.0 percent for the six-month periods ended September 30, 2005 and 2004, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Concentration in sales to customers outside the United States increases our exposure to various risks, including:
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

     Although we invoice a majority of our international sales in United States dollars, we invoice our sales in Japan in Japanese yen. Future changes in the exchange rate of the U.S. dollar to the Japanese yen may adversely affect our future results of operations. We do not currently engage in active currency hedging transactions, but we may do so in the future. Nonetheless, as we expand our international operations, we may allow payment in additional foreign currencies and our exposure to losses due to foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products and manufacturing costs or reduce our customers’ ability to purchase our products.
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
     Our success depends, in large part, on the continued contributions of our senior management and other key personnel, many of whom are highly skilled and would be difficult to replace. Few of our senior management, key technical personnel or key sales personnel are bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or key personnel could harm our business.
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
     Interest Rate Risk. Our exposure to market risk for changes in interest rates related primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 50 basis points (BPS), and 100 BPS would result in a reduction of 0.42 percent and 0.84 percent, respectively, in the market value of our investment portfolio as of September 30, 2005. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10.0 percent from the level at September 30, 2005, our results of operations may improve or deteriorate in the range of $3.3 million to $5.9 million. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2005. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurances that they will meet their defined objectives. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s internal control assessment in the Form 10-K identified the following material weaknesses in our internal control over financial reporting as of March 31, 2005, which remained outstanding as of September 30, 2005:
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

Changes in Internal Control Over Financial Reporting
     Except as described below under the heading Management’s Remediation Initiatives and Interim Measures, we made no significant changes in our systems and controls during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Additionally, as discussed above, management has identified certain material weaknesses in our internal control over financial reporting. As described in “Management’s Remediation Initiatives and Interim Measures” below, management is taking steps to strengthen our internal control over financial reporting.
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
     1. General plan for hiring and training of personnel. We will endeavor to hire and retain sufficient personnel with knowledge, experience and training in the application of U.S. G.A.A.P. commensurate with our financial reporting requirements. These measures will include the following:
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
     These interim measures included the following:
•	We hired a chief financial officer in June for our majority-owned joint venture ASI and in July a controller for our corporate headquarters in California;

•	We retained on an interim basis outside consultants with relevant international tax experience, working under the supervision and direction of our management, to assist with the fiscal 2006 interim reporting process;

•	Corporate finance staff spent several weeks at ASI during the close process for both the first and second quarter of fiscal year 2006 and conducted a detailed review of the reporting process at ASI and performed additional analyses and reconciliations in an effort to ensure the accuracy of financial reporting;

•	Training and instruction has been provided to ASI accounting staff to enhance their understanding of relevant U.S. accounting principles and regulatory reporting requirements;

•	New corporate accounting policies are being implemented at ASI and will be reviewed on a regular basis for compliance; and

•	We conducted a detailed and extensive review of the following matters: revenue recognition, income taxes, stock and stock option transactions, account reconciliations and journal entries.
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
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of September 30, 2005.
Item 4 — Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on August 23, 2005 for the purpose of: (1) electing directors to serve for the next annual meeting and until their successors are elected; (2) approving amendments to our 2003 Equity Incentive Plan; and (3) ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2006 fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Shareholders passed all proposals. The final vote on the proposals was recorded as follows:
Proposal 1: (there were no broker non-votes on this proposal)

Director	Votes For	Votes Withheld
Stephen S. Schwartz, Ph.D.	37,020,814	2,385,258
Stanley Grubel	37,094,387	2,311,685
Tsuyoshi Kawanishi	34,077,759	5,328,313
Robert A. McNamara	38,270,917	1,135,155
Anthony E Santelli	37,092,237	2,313,835
William Simon	38,267,997	1,138,075
Walter W. Wilson	38,271,425	1,134,647
Proposal 2:
Amendments to our 2003 Equity Incentive Plan were approved to (a) increase the aggregate number of shares of our common stock authorized for issuance under this plan, and available for grant as incentive stock options, from 1,900,000 shares to 3,900,000 shares, and (b) increase the percentage of the total shares authorized that may be granted as restricted stock awards from 20.0 percent to 30.0 percent. The amendment was approved by the following vote:

"For"	"Against"	"Abstain"	Broker Non-Votes

12,489,209	5,886,109	229,090	20,801,664
Proposal 3:
The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2006 fiscal year was ratified by the following vote:

"For"	"Against"	"Abstain"	Broker Non-Votes

39,309,419	56,464	40,189	-0-

ITEM 6 — EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	000-22430	8/14/2001

4.5	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	000-22430	6/28/2002

10.59	2003 Equity Incentive Plan as amended by amendments approved by the Registrant’s shareholders on September 21, 2004 and August 23, 2005.	8-K	000-22430	8/29/2005

10.60	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe.				X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: November 9, 2005	By:	/s/ Robert J. Nikl
Robert J. Nikl
Senior Vice President and Chief Financial Officer

     Signing on behalf of the Registrant as a duly authorized officer and as the principal accounting and financial officer.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	000-22430	8/14/2001

4.5	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	000-22430	6/28/2002

10.59	2003 Equity Incentive Plan as amended by amendments approved by the Registrant’s shareholders on September 21, 2004 and August 23, 2005.	8-K	000-22430	8/29/2005

10.60	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe.				X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X