Form 10-Q
period 2005-12-31
ASYST TECHNOLOGIES INC
filed 2006-02-06
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer                 ☐                 Accelerated filer          ☑             Non-accelerated filer          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of February 1, 2006 was 48,444,190

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	December 31,	March 31,
	2005	2005
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$101,190	$55,094
Short-term investments	27,244	46,086
Accounts receivable, net of allowances for doubtful accounts of $10,530 and $6,980 at December 31 and March 31, 2005, respectively	146,154	189,943
Inventories	38,309	33,515
Prepaid expenses and other current assets	23,904	33,971

Total current assets	336,801	358,609
Property and equipment, net	17,855	15,458
Goodwill	58,708	64,014
Intangible assets, net	23,001	40,898
Other assets	3,796	4,795

Total assets	$440,161	$483,774

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:

Short-term loans and notes payable	$19,388	$20,563
Current portion of long-term debt and capital leases	1,776	2,757
Accounts payable	71,196	83,913
Accounts payable-related parties	21,656	39,242
Accrued and other liabilities	72,985	70,439
Deferred margin	6,770	6,013

Total current liabilities	193,771	222,927

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	87,422	88,750
Deferred tax liability	3,222	8,548
Other long-term liabilities	11,430	9,771

Total long-term liabilities	102,074	107,069

COMMITMENTS AND CONTINGENCIES (see Note 10)
MINORITY INTEREST	61,839	63,855

SHAREHOLDERS’ EQUITY
Common stock	452,080	450,005
Deferred stock-based compensation	(1,597)	(1,312)
Accumulated deficit	(368,392)	(366,239)
Accumulated other comprehensive income	386	7,469

Total shareholders’ equity	82,477	89,923

Total liabilities, minority interest and shareholders’ equity	$440,161	$483,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
NET SALES	$106,824	$161,383	$348,870	$469,414
COST OF SALES	64,828	133,814	229,664	383,902

Gross profit	41,996	27,569	119,206	85,512

OPERATING EXPENSES:
Research and development	6,310	8,485	20,461	27,237
Selling, general and administrative	21,075	22,551	62,450	56,820
Amortization of acquired intangible assets	3,494	5,086	13,126	15,178
Restructuring charges (credits)	(138)	1,116	(45)	1,703
Asset impairment charges	—	4,645	—	4,645

Total operating expenses	30,741	41,883	95,992	105,583

Income (loss) from operations	11,255	(14,314)	23,214	(20,071)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	706	479	1,798	1,197
Interest expense	(1,714)	(1,691)	(5,126)	(4,953)
Other income, net	3,417	1,509	4,267	2,692

Interest and other income (expense), net	2,409	297	939	(1,064)

Income (loss) before benefit from (provision for) income taxes and minority interest	13,664	(14,017)	24,153	(21,135)

BENEFIT FROM (PROVISION FOR) INCOME TAXES	(6,507)	962	(16,191)	2,549
MINORITY INTEREST	(4,178)	1,411	(10,115)	2,825

NET INCOME (LOSS)	$2,979	$(11,644)	$(2,153)	$(15,761)

NET INCOME (LOSS) PER BASIC SHARE	$0.06	$(0.24)	$(0.04)	$(0.33)

NET INCOME (LOSS) PER DILUTED SHARE	$0.06	$(0.24)	$(0.04)	$(0.33)

SHARES USED IN THE PER SHARE CALCULATION
- Basic	48,019	47,553	47,918	47,387

– Diluted	48,789	47,553	47,918	47,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,153)	$(15,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,189	20,621
Allowance for doubtful accounts receivable	5,003	3,634
Asset impairment charges	—	4,645
Minority interest in net income (loss) of consolidated subsidiaries	10,115	(2,825)
Loss on disposal of fixed assets	464	157
Stock-based compensation expense	1,095	1,057
Amortization of lease incentive	(52)	—
Deferred taxes, net	(1,620)	(5,502)
Changes in assets and liabilities:
Accounts receivable, net	25,742	(60,908)
Inventories	(7,517)	(15,445)
Prepaid expenses and other assets	10,428	(4,151)
Accounts payable, accrued liabilities and deferred margin	(16,695)	70,155

Net cash provided by (used in) operating activities	42,999	(4,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(184,638)	(225,226)
Sale or maturity of short-term investments	203,375	176,750
Release of restricted cash and cash equivalents	—	1,904
Purchase of property and equipment, net	(5,306)	(3,856)

Net cash provided by (used in) investing activities	13,431	(50,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) lines of credit, net	1,794	19,381
Payments on short-term loans	—	(3,692)
Dividends paid to a minority shareholder	(5,939)	—
Principal payments on long-term debt and capital leases	(2,994)	—
Proceeds from issuance of common stock	694	2,999

Net cash provided by (used in) financing activities	(6,445)	18,688

Effect of exchange rate changes on cash and cash equivalents	(3,889)	1,205

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,096	(34,858)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,094	112,907

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,190	$78,049

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
     In October 2002, we purchased a 51.0 percent interest in Asyst Shinko, Inc (“ASI”) a joint venture with Shinko Electric, Co. Ltd. (“Shinko”) of Japan.
     In April 2003, our majority-owned joint venture, ASI, acquired that portion of Shinko that provides ongoing support to ASI’s North American Automated Material Handling Systems (“AMHS”,) customers. ASI renamed this subsidiary Asyst Shinko America (“ASAM”.)
     The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2005 and 2004, and of Cash Flows for the nine month periods ended December 31, 2005 and 2004, respectively, include the results of these acquired entities for the periods subsequent to their respective acquisitions, as applicable. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting of normal recurring accruals) which we consider necessary for the fair statement of the results of operations for the interim periods covered, and of our financial condition at the date of the interim balance sheets. Certain information and footnote disclosures included in the financial statements, prepared in accordance with generally accepted accounting principles, have been omitted in these interim statements, as allowed by the Securities and Exchange Commission (“SEC”) rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. All significant intercompany accounts and transactions have been eliminated. Minority shareholders’ interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI, and our majority-owned subsidiary Asyst Japan, Inc., (“AJI”).
     Effective as of February 2005, we changed our fiscal quarter-end date from the last Saturday of the last month of the fiscal quarter to the last day of the third calendar month of the fiscal quarter. Accordingly, the current fiscal quarter ended on December 31, 2005. The third quarter of fiscal year 2005 ended on December 25, 2004. For convenience of presentation and comparison to current and prior fiscal quarters, we refer throughout this report to a fiscal quarter ended December 31, 2004. However, all references to our fiscal quarter ended December 31, 2004 mean our actual fiscal quarter ended December 25, 2004. This presentation is for convenience purposes. The results for interim periods are not necessarily indicative of the results for the entire year. The year-end condensed consolidated data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these condensed consolidated financial statements should be read in connection with our consolidated financial statements for the year ended March 31, 2005 included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”,) No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS 151 on our financial position and results of operations.
     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS 153 did not have a material impact on our financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment (“ SFAS 123(R)”). SFAS 123(R) revises SFAS No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. Under a change approved by the SEC in April 2005, the effective date of this requirement for us will be April 1, 2006, the beginning of our next fiscal year that begins after June 15, 2005. In March 2005, the SEC issued SAB 107 which includes interpretive guidance for the initial implementation of SFAS 123(R). SFAS 123(R) applies to all outstanding and unvested share-based payment awards at adoption. We are currently evaluating the impact of the adoption of SFAS 123(R) and have not selected a transition method or valuation model. However, in any event, we believe that the adoption of the provision of SFAS 123(R) will have a significant adverse impact on our results from operations.
     In June 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3 (“SFAS 154”.) SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, (“FSP 13-1”). FSP 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The guidance in FSP 13-1 is effective for the first fiscal period after December 15, 2005 and its adoption is not expected to have a material impact on our financial position or results of operations.
     In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1 and 124-1”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in FSP 115-1 and 124-1 is effective for the first fiscal period after December 15, 2005 and its adoption is not expected to have a material impact on our financial position or results of operations.

     Reclassifications
     Certain prior period amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current period’s presentation. In particular, we have reclassified cash flow activity relating to certain auction-rate securities, for which interest rates reset in less than three months, but for which the maturity date is longer than three months. In the fourth quarter of fiscal 2005, the Company had determined that it was appropriate to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous fiscal 2005 Form 10-Q filings. This resulted in a reclassification of $27.5 million to reflect these securities as short-term investments rather than as a component of cash and cash equivalents.
     The following table summarizes the amounts in Consolidated Balance Sheets as previously reported and as reclassified (in thousands):

	As Reported			As Reclassified:
	Cash and Cash	Short-Term		Cash and Cash	Short-Term
	Equivalents	Investments	Total	Equivalents	Investments	Total
December 31,2004	$105,499	$25,596	$131,095	$78,049	$53,046	$131,095
     The following table summarizes the amounts in Consolidated Statements of Cash Flow as previously reported and as reclassified that were a result of the investment activities (dollars in thousands):

	As Reported			As Reclassified:
		Sales /			Sales /
	Purchase of	Maturities of		Purchase of	Maturities of
	Available for	Available for		Available for	Available for
	Sale Securities	Sale Securities	Net	Sale Securities	Sale Securities	Net
Nine months ended December 31, 2004	$(22,526)	$1,500	$(21,026)	$(225,226)	$176,750	$(48,476)
     In addition, costs related to field services sales of $1.5 million and $5.2 million for the three and nine months ended December 31, 2004 were reclassified from operating expenses to cost of sales, as disclosed under “quarterly financial data” in Item 8 of our fiscal year 2005 Form 10-K, filed on June 29, 2005.
     The reclassifications did not have an effect on net income (loss) or cash flow from operations for any period presented.
     Short-term Investments
     Short-term investments by security type are as follows (in thousands):

	Cost	Unrealized Loss	Fair Value
December 31, 2005
Auction rate securities	$17,475	$—	$17,475
Corporate debt securities	6,805	(26)	6,779
Federal agency notes	3,000	(10)	2,990

	$27,280	$(36)	$27,244

March 31, 2005
Auction rate securities	$19,803	$—	$19,803
Corporate debt securities	9,915	(47)	9,868
Municipal debt securities	501	(1)	500
International debt securities	1,009	(2)	1,007
Federal agency notes	15,000	(92)	14,908

	$46,228	$(142)	$46,086

     Investments with maturities greater than three months, but less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Our short-term investments consist of money market funds, U.S. government and agency obligations and other debt securities. Auction rate debt securities with interest rates that reset in less than three months but with maturity dates longer than three months, are classified as short-term investments. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized gains and losses, net of taxes reported, are recorded as a component of accumulated other comprehensive income (loss). The cost of debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in interest and other income (expense), net, in the Consolidated Statements of Operations.
Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	December 31,	March 31,
	2005	2005
Trade receivables	$63,572	$77,196
Trade receivables-related party	23	100
Unbilled receivables	86,425	110,778
Other receivables	6,664	8,849
Less: Allowance for doubtful accounts	(10,530)	(6,980)

Total	$146,154	$189,943

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. During the three and nine month periods ended December 31, 2005, we wrote off $0.4 million and $0.8 million, respectively of accounts receivable which we determined to be uncollectible and for which we had recorded specific reserves in previous quarters. We do not record interest on outstanding and overdue accounts receivable.
     All of our unbilled receivables are from our majority-owned joint venture, ASI. Payments related to these unbilled receivables are expected to be received within one year from December 31, 2005 and as such the balances are classified within current assets on our condensed consolidated balance sheet.
     Our Japan subsidiary, AJI and our majority-owned joint venture ASI, have agreements with certain Japanese banking institutions to sell certain of our trade receivables. ASI and AJI sold during the nine month periods ended December 31, 2005 and 2004, an aggregate of $68.6 million and $12.7 million, respectively, of accounts receivable without recourse.
Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
Raw materials	$13,580	$14,040
Work-in-process	23,943	17,905
Finished goods	786	1,570

Total	$38,309	$33,515

     At December 31, 2005 and March 31, 2005, we had a reserve of $14.2 million and $15.3 million, respectively, for estimated excess and obsolete inventory.
     We outsource the majority of our fab automation product manufacturing to Solectron Corporation, (“Solectron”). As part of the arrangement, Solectron purchases inventory on our behalf and we may be obligated to reacquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. Any inventory buyback in excess of our demand forecast is fully reserved. At December 31 and March 31, 2005, total inventory held by Solectron was $8.2 million and $14.5 million, respectively. During the three months ended December 31, 2005, we repurchased $3.7 million of inventory that was not used by Solectron in manufacturing our products.

     Goodwill and Other Intangible Assets, net
Goodwill
     In accordance with SFAS No. 142, we have completed our annual goodwill impairment test in December 2005 and 2004 and concluded that there was no impairment of goodwill, in either period.
     Goodwill balances and the changes in the carrying amount of goodwill during the nine month period ended December 31, 2005 were as follows (in thousands):

	Fab Automation	AMHS	Total
Balance at March 31, 2005	$3,397	$60,617	$64,014
Foreign currency translation	—	(5,306)	(5,306)

Balances at December 31, 2005	$3,397	$55,311	$58,708

     Intangible assets
     Intangible assets were as follows (in thousands):

	December 31, 2005			March 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$58,179	$41,426	$16,753	$62,626	$34,069	$28,557
Customer base and other intangible assets	31,889	28,696	3,193	33,767	25,167	8,600
Licenses and patents	6,477	3,422	3,055	6,989	3,248	3,741

Total	$96,545	$73,544	$23,001	$103,382	$62,484	$40,898

     Amortization expense totaled $3.5 million and $5.1 million for the three month periods ended December 31, 2005 and 2004, respectively. Amortization expense totaled $13.1 million and $15.2 million for the nine month periods ended December 31, 2005 and 2004, respectively.
     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal 2006 and subsequent fiscal years, is as follows (in thousands):

Fiscal Year ending March 31,
Remaining portion of 2006	$3,660
2007	11,941
2008	5,980
2009	688
2010	368
2011 and thereafter	364

Total	$23,001

Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table presents the activity in our warranty accrual (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Beginning Balance	$11,374	$11,934	$13,509	$8,165
Accruals	877	9,085	5,832	16,180
Settlements	(2,529)	(6,649)	(9,064)	(9,721)
Foreign Currency Translation	(392)	589	(947)	335

Ending Balance	$9,330	$14,959	$9,330	$14,959

     The warranty accrual balance at the end of the period is reflected in accrued and other liabilities.
Revenue Recognition
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”). We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment and delivery. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Multiple element transactions are primarily comprised of system sales with extended warranty contracts and services bundled into them. We allocate consideration to multiple element transactions based on relative objective evidence of fair values, which we determine based on prices charged for such items when sold on a stand alone basis. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized at the time of shipment. Deferred margin consists primarily of product shipments and associated costs for which a legally enforceable receivable has been created but for which the transaction has not yet met our revenue recognition policy in compliance with SAB 104. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in deferred margin.
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
Contract Loss Reserve
     We routinely evaluate the contractual commitments with our customers and suppliers to determine if a probable loss exists that can be estimated in fulfillment of the contractual commitment. If so, a loss reserve is recorded and included in accrued and other liabilities. We had no loss reserve as of December 31, 2005, but did have a loss reserve of $0.2 million at March 31, 2005. The balance at March 31, 2005 related to four AMHS contracts entered into by ASI, one in fiscal 2005 and three during fiscal 2004.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss), as reported	$2,979	$(11,644)	$(2,153)	$(15,761)
Foreign currency translation adjustments	(3,461)	4,144	(7,188)	1,368
Unrealized gains (losses) on investments	27	(61)	105	(131)

Comprehensive loss	$(455)	$(7,561)	$(9,236)	$(14,524)

Net Income (Loss) Per Share
     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted-average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income (loss) per share result from the assumed exercise of stock options and warrants, using the treasury stock method. For periods in which there is a net loss, the numbers of shares used in the computation of diluted net income (loss) per share are the same as those used for the computation of basic net income (loss) per share, as the inclusion of dilutive securities would be anti-dilutive.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,979	$(11,644)	$(2,153)	$(15,761)

Denominator:
Weighted average common shares outstanding	47,945	47,495	47,872	47,291
Add: Weighted average vested but unissued restricted stock	98	58	88	96
Less: Weighted average unvested restricted stock	(24)	—	(42)	—

Denominator for basic calculation	48,019	47,553	47,918	47,387

Effect of dilutive securities:
Add: Weighted average common stock options and unvested restricted stock and restricted stock units	770	—	—	—

Denominator for diluted calculation	48,789	47,553	47,918	47,387

Net income (loss) per share, basic	$0.06	$(0.24)	$(0.04)	$(0.33)

Net income (loss) per share, diluted	$0.06	$(0.24)	$(0.04)	$(0.33)

     The following table summarizes securities outstanding which were not included in the calculation of diluted net income (loss) per share reported in the condensed consolidated statement of operations, nor in the table presented in the Stock-Based Compensation section below, as to do so would be anti-dilutive (in thousands):

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Restricted stock options	—	62	478	64
Restricted stock units	—	40	37	20
Stock options	3,831	8,235	6,958	8,439
Convertible notes	5,682	5,682	5,682	5,682

Total	9,513	14,019	13,155	14,205

Stock-Based Compensation
     Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances to employees been determined based on the fair value at the grant or issuance date, consistent with the provision of SFAS No. 123 and SFAS No. 148, our net income (loss) for the three and nine month periods ended December 31, 2005 and 2004, would have increased as indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss) — as reported	$2,979	$(11,644)	$(2,153)	$(15,761)
Add: employee stock-based compensation expense included in reported net income (loss), net of tax	271	205	1,095	961
Less: total employee stock-based compensation expense determined under fair value, net of tax	(1,463)	(2,868)	(4,598)	(8,107)

As adjusted net income (loss)	$1,787	$(14,307)	$(5,656)	$(22,907)

Basic net income (loss) per share — As reported	$0.06	$(0.24)	$(0.04)	$(0.33)

Basic net income (loss) per share — As adjusted	$0.04	$(0.30)	$(0.12)	$(0.48)

Diluted net income (loss) per share — As reported	$0.06	$(0.24)	$(0.04)	$(0.33)

Diluted net income (loss) per share — As adjusted	$0.04	$(0.30)	$(0.12)	$(0.48)

Basic shares used in computing As Reported and As Adjusted net income (loss) per share	48,019	47,553	47,918	47,387

Diluted shares used in computing As Reported and As Adjusted net income (loss) per share	48,789	47,553	47,918	47,387

Defined Benefit Pension Plans
     Our majority-owned joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law.
     The Company expects to make approximately $0.3 million in benefit payments in fiscal 2006, including $0.2 million paid in the nine month period ended December 31, 2005.
3. RESTRUCTURING CHARGES
     The restructuring accrual and related utilization for the three month periods ended June 30, September 30 and December 31, 2005 were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2005	$67	$816	$883
Additional accruals	—	93	93
Non-cash utilization	27	(16)	11
Amounts paid in cash	—	(370)	(370)
Foreign currency translation adjustment	(1)	(1)	(2)

Balance, June 30, 2005	93	522	615
Non-cash utilization	(92)	15	(77)
Amounts paid in cash	—	(122)	(122)
Foreign currency translation adjustment	(1)	0	(1)

Balance, September 30, 2005	—	415	415

Reduction in accrual	—	(138)	(138)
Non-cash utilization	—	44	44
Amounts paid in cash	—	(78)	(78)

Balance, December 31, 2005	$—	$243	$243

     We realized a reduction in our restructuring accrual of $138,000 during the three month period ended December 31, 2005, related to a buyout payment on a leased facility, in conjunction with the early termination on a portion of the facility . We realized a reduction in restructuring charges of $45,000 during the nine month period ended December 31, 2005 related to changes in estimates for severance and excess facility costs.
     The outstanding accrual balance of $0.2 million at December 31, 2005 consists of future lease obligations on vacated facilities, which will be paid over the next two quarters. All remaining accrual balances are expected to be settled in cash.
     The restructuring accrual and related utilization for the three month periods ended June 30, September 30 and December 31, 2004 were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	6	213	219
Amounts paid in cash	(37)	(385)	(422)
Foreign currency translation adjustment	—	4	4

Balance, June 30, 2004	33	2,022	2,055
Additional accruals	409	(41)	368
Amounts paid in cash	(388)	(279)	(667)
Foreign currency translation adjustment	(1)	(7)	(8)

Balance, September 30, 2004	53	1,695	1,748

Additional accruals	1,182	(66)	1,116
Amounts paid in cash	(522)	(324)	(846)
Foreign currency translation adjustment	4	12	16

Balance, December 31, 2004	$717	$1,317	$2,034

     We incurred restructuring charges of $1.7 million for the nine month period ended December 31, 2004 consisting primarily of severance costs resulting from reductions in workforce.
4. ASSET IMPAIRMENT CHARGES
     In conjunction with the restructuring in December 2004, we removed from service and made available for sale certain land and a building owned by AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. As a result, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. We accounted for these assets as held-for-sale under SFAS 144.
In the three-month period ended December 31, 2005, we re-evaluated the status of the facility and, based on an assessment of our expected future business needs, we reclassified the assets, which had a net book value of $2.1 million, as held-and-used.
5. INCOME TAXES
     The benefit from (provision for) income taxes for the three and nine month periods ended December 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Benefit from (provision for) income taxes	($6,507)	$962	($16,191)	$2,549

     The provision for income taxes for the three month period ended December 31, 2005 was $6.5 million which included a tax benefit of $1.0 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $7.3 million tax provision recorded by ASI and a tax provision of $0.2 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the US statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the US statutory rate, and US losses not providing current tax benefits.
     The benefit from income taxes for the three month period ended December 31, 2004 was $1.0 million, primarily due to a tax benefit of $1.7 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $0.5 million tax provision record by ASI and a tax provision of $0.2 million recorded primarily by other international subsidiaries.
     The provision for income taxes for the nine month period ended December 31, 2005 was $16.2 million which included a tax benefit of $4.3 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $19.0 million tax provision recorded by ASI and a tax provision of $1.5 million recorded by other international subsidiaries.
     The benefit from income taxes for the nine month period ended December 31, 2004 was $2.5 million, primarily due to a tax benefit of $5.0 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $1.7 million tax provision record by ASI and a tax provision of $0.8 million recorded by other international subsidiaries.
6. REPORTABLE SEGMENTS
     We have two reportable product segments: Fab Automation and AMHS. The Fab Automation segment includes interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software and services products. The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems for semiconductor fabs and FPD manufacturers.
     We evaluate performance and allocate resources based on revenues and income (loss) from operations. Income (loss) from operations for each segment includes selling, general and administrative expenses directly attributable to the segment.
     Segment information is summarized as follows (in thousands):

	December 31,	March 31,
	2005	2005
AMHS:
Total Assets	$276,994	$312,391
Fab Automation Products:
Total Assets	$163,167	$171,383

Consolidated:
Total Assets	$440,161	$483,774

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
AMHS:
Net sales	$67,337	$109,255	$230,135	$276,714
Cost of Sales	41,775	98,316	155,837	251,636

Gross Profit	$25,562	$10,939	$74,298	$25,078

Income (loss) from operations	$14,520	$(3,011)	$36,013	$(8,809)

Fixed Assets Additions	$1,500	$220	$2,949	$1,962

Amortization and Depreciation	$3,089	$4,349	$11,939	$13,025

Fab Automation Products:
Net sales	$39,487	$52,128	$118,735	$192,700
Cost of Sales	23,053	35,498	73,827	132,266

Gross Profit	$16,434	$16,630	$44,908	$60,434

Loss from operations	$(3,265)	$(11,303)	$(12,799)	$(11,262)

Fixed Assets Additions	$3,395	$—	$4,932	$1,892

Amortization and Depreciation	$2,178	$1,925	$6,429	$7,307

Consolidated:
Net sales	$106,824	$161,383	$348,870	$469,414
Cost of Sales	64,828	133,814	229,664	383,902

Gross Profit	$41,996	$27,569	$119,206	$85,512

Income (loss) from operations	$11,255	$(14,314)	$23,214	$(20,071)

Fixed Assets Additions	$4,894	$220	$7,881	$3,854

Amortization and Depreciation	$5,267	$6,274	$18,368	$20,332

     Total income (loss) from operations in the above table is equal to consolidated income (loss) from operations for the periods presented. We do not allocate other income (expense), net to individual segments.
     The table below represents our significant customers as a percent of our net sales for the three and nine month periods ended December 31, 2005

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2005	2004	2004
Customer A	13.6%	6.2%	0.0%	0.0%
Customer B	13.0%	7.9%	3.0%	3.3%
Customer C	8.3%	13.6%	11.0%	20.0%
Customer D	1.8%	5.7%	24.0%	8.3%
     No other customer accounted for more than 10.0 percent of our net sales for the three and nine month periods ended December 31, 2005.
7. DEBT
     We had $19.4 million and $20.6 million of short-term debt issued by banks in Japan outstanding at December 31 and March 31, 2005, respectively. Approximately $5.8 million and $7.6 million at December 31 and March 31, 2005, respectively, is owed by our Japanese subsidiary, AJI, and is guaranteed by Asyst in the United States. The remaining portion, $13.6 million and $13.0 million at December 31 and March 31, 2005, respectively, is owed by ASI, based upon currency exchange rates in effect on December 31 and March 31, 2005, for the respective periods. As of December 31 2005, the interest rates ranged from 1.1 percent to 3.0 percent.
     Long-term debt and capital leases consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
Convertible subordinated notes	$86,250	$86,250
Secured straight bonds	1,683	2,482
Long-term loans	679	1,915
Capital leases	586	860

Total long-term debt	89,198	91,507
Less: Current portion of long-term debt and capital leases	(1,776)	(2,757)

Long-term debt and capital leases net of current portion	$87,422	$88,750

     At December 31, 2005, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,
Remaining portion of 2006	$667
2007	1,366
2008	722
2009	86,443
2010 and thereafter	—

$89,198

Convertible Subordinated Notes
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.1 million during each of the three month periods ended December 31, 2005 and 2004, respectively; and $0.3 million during each of the nine month periods ended December 31, 2005 and 2004, respectively.
Secured Straight Bonds
     We had $1.7 million and $2.5 million of secured straight bonds from a bank in Japan at December 31 and March 31, 2005, respectively. The bonds bore interest at rates ranging from 1.4 percent to 3.0 percent as of December 31 and March 31, 2005, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.
Lines of Credit
     At December 31, 2005, we have a two-year revolving line of credit with a commercial bank, with a current maturity date of July 31, 2007. We amended the line of credit during the first and third quarters of fiscal year 2006. As amended, the maximum borrowing available under the line is $40.0 million; however, only $25.0 million of borrowing is available to us as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million held in the U.S., at least $20.0 million of which must be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of letters of credit and current receivables we have outstanding, the amount of aggregate borrowing by ASI and the cash balance held at the bank. As of December 31, 2005, there was no amount outstanding under the line of credit, but the maximum borrowing has been reduced by $0.8 million with the issuance of a letter of credit during November 2005. We were in compliance with all financial covenants and had available $24.3 million as of December 31, 2005.
     At December 31, 2005, ASI had five revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $59.4 million at the exchange rate as of December 31, 2005. As of December 31 and March 31, 2005, ASI had outstanding borrowings of 1.6 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $13.6 million and $13.0 million, respectively, at the exchange rate as of December 31 and March 31, 2005, respectively, which are recorded in short-term debt. As of December 31, 2005, the amount available under these lines of credit was 5.4 billion Japanese Yen or approximately $45.8 million at the exchange rate as of December 31, 2005.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate, or TIBOR, which was 0.06 percent at December 31, 2005, plus margins of 1.00 to 1.25 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.

ASI was in compliance with these covenants at December 31, 2005. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2005, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $33.9 million, of borrowing capacity to extend the expiry dates to June 30, 2006, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.
     Our Japanese subsidiary, AJI, maintains five revolving lines of credit with various Japanese banks, none of which contain financial covenants. The lines carry annual interest rates of 1.4 to 2.0 percent and substantially all of these lines are guaranteed by us in the United States. As of December 31 and March 31, 2005, respectively, AJI had outstanding borrowings of 0.7 billion Japanese Yen and 0.8 billion Japanese Yen, or approximately $5.8 million and $7.6 million, at exchange rates as of December 31 and March 31, 2005, respectively, that are recorded as short-term debt.
     We have guaranteed certain lease payments with respect to equipment and real estate of AJI, our Japanese subsidiary.
8. SHAREHOLDERS’ EQUITY
Employee Stock Option Grants
     Options to purchase 86,750 shares and 27,500 shares of common stock were granted to employees during the three month periods ended December 31, 2005 and 2004, respectively. Options to purchase 1,650,850 and 1,608,450 shares of common stock were granted to employees during the nine month periods ended December 31, 2005 and 2004, respectively. At December 31, 2005, options to purchase 7,436,720 shares of common stock were outstanding, and 2,133,318 shares of common stock were available for issuance under our 2001 and 2003 stock option plans.
Employee Stock Purchase Plan
     As of December 31, 2005, approximately 2.2 million shares had been purchased and approximately 226,000 shares of common stock were available for issuance under the Employee Stock Purchase Plan.
Fair Value Disclosures
     Information regarding net income (loss) and net income (loss) per share, as adjusted, is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model. The per share weighted average estimated fair value for employee stock options granted was $2.42 and $3.15 during the three month periods ended December 31, 2005 and 2004, respectively, and $3.14 and $5.16 during the nine month periods ended December 31, 2005 and 2004, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a freely traded market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in our employee options. The usage of an option valuation model, as required by SFAS No. 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because our employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimate of the fair value of those options, it is our opinion that none of the existing valuation models, including Black-Scholes, are exact measurement formulas and therefore may misstate the fair value of our employee options.
     The following weighted average assumptions are included in the estimated fair value calculations for employee stock option grants in the three and nine month periods ended December 31, 2005 and 2004, respectively:

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.38%	3.27%	3.81%	3.30%
Expected term of options (in years)	4.7	4.6	4.7	4.4
Expected volatility	88.1%	91.5%	88.3%	91.8%
Expected dividend yield	0%	0%	0%	0%

     Using Black-Scholes, the per share weighted average estimated fair value of rights to purchase our stock issued under our Employee Stock Purchase Plan during the three month periods ended December 31, 2005 and 2004 was $1.56 and $1.51, respectively, and for the nine month periods ended December 31, 2005 and 2004 was $1.38 and $2.43, respectively,
     The following weighted average assumptions are included in the estimated grant date fair value calculations for rights to purchase stock under the Employee Stock Purchase Plan:

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.29%	2.31%	3.81%	2.08%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	52.3%	82.8%	48.6%	83.9%
Expected dividend yield	0%	0%	0%	0%
9. RELATED PARTY TRANSACTIONS
     Our majority-owned joint venture, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At December 31 and March 31, 2005, respectively, significant balances with Shinko and MECS Korea were (in thousands):

	December 31,	March 31,
	2005
Amounts due to Shinko	$21,650	$39,221
Accounts receivable from MECS Korea	23	100
Amounts due to MECS Korea	6	21
     In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the three and nine months ended December 31, 2005, material and service purchases from Shinko totalled approximately $15.8 million and $44.4 million, respectively. During the three and nine months ended December 31, 2005, purchases from MECS Korea totalled approximately $65,000 and $293,000, respectively.
10. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At December 31, 2005, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease
Remaining portion of 2006	$65	$1,593
2007	234	2,164
2008	162	2,807
2009	146	1,392
2010 and thereafter	—	5,667

Total	607	$13,623

Less: interest	(21)

Present value of minimum lease payments	586
Less: current portion of capital leases	(229)

Capital leases, net of current portion	$357

     We entered into a lease agreement on November 29, 2005 for our new corporate headquarters. The total seven year lease rental cost is approximately $7.8 million. Under the terms of the lease agreement, we are eligible for a Tenant Incentive Allowance (“TIA”) of approximately $4.6 million to be used to pay for leasehold improvements. We have recorded $4.6 million as a deferred liability for the TIA in Q3 FY06. This is being amortized as a reduction to rent expense over the term of the lease in accordance with FASB Technical Bulletin 88-1, but not shown as a decrease to future minimum lease payment commitments, in the above table.
     Rent expense under our operating leases was approximately $1.6 million and $1.5 million for the three month periods ended December 31, 2005 and 2004, respectively; and $4.5 million and $4.1 million for the nine month periods ended December 31, 2005 and 2004, respectively.
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
     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko Electric Co., Ltd. (“Shinko”) and Asyst Shinko, Inc. (“ASI”). The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “’677 Patent”), and seeks monetary damages against both Shinko and ASI in an amount to be determined. The suit alleges infringement of the ‘677 Patent by elements of identified Shinko products and of ASI’s Over-head Shuttle and Over-head Hoist Transport products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to a mutual defense of the claims, as well as potential indemnity by Shinko.
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of December 31, 2005.
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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Risk Factors.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of March 31, 2005 and 2004, and for each of the three years in the period ended March 31, 2005 as filed in our Annual Report on Form 10-K for the year ended March 31, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.
     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “ATI” and “Asyst” refer to Asyst Technologies, Inc. and its subsidiaries.
Overview
     We develop, manufacture, sell and support integrated automation systems and software primarily for the worldwide semiconductor and the flat panel display (“FPD”) industries.
     We principally sell directly to the semiconductor and FPD manufacturing industries and to other original equipment manufacturers (“OEMs”) that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process.
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
     On October 16, 2002, we established a joint venture with Shinko Electric Co. Ltd (“Shinko”) called Asyst Shinko, Inc (“ASI”). The joint venture develops, manufactures, sells and supports AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets and its installed customer base and approximately 250 employees, and acquired the remaining 49.0 percent interest. We established our majority ownership in ASI to enhance our presence in the 300mm AMHS and flat panel display markets.
     We have two reportable segments:
     The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems for semiconductor and flat panel display manufacturers.
     The Fab Automation segment includes interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software and service products.

     Our net sales for the nine month period ended December 31, 2005 decreased by $120.5 million, or 25.7 percent, compared to the corresponding period of fiscal 2005. Net sales of Fab Automation Products for the nine month period ended December 31, 2005 decreased by $74.0 million, or 38.4 percent, compared to the same period of fiscal 2005. Net sales of our AMHS products decreased $46.6 million, or 16.8 percent, for the nine month period ended December 31, 2005, compared to the same period of fiscal 2005. AMHS net sales represented 66.0 percent of our total net sales for the nine month period ended December 2005, compared to 58.9 percent for the nine month period ended December 2004.
For the remainder of fiscal 2006, we believe critical success factors include product quality and performance, customer relationships, and demand. Demand for our products can change significantly from period to period as a result of numerous factors, including but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the three and nine month periods ended December 31, 2005 may not be indicative of future operating results.
     The discussion of our financial condition and results of operations that follows is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2005 filed on June 29, 2005, that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2005. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2005, and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of December 31, 2005, together with a summary of these material weaknesses and the status of our remediation efforts.
     See also “Risk Factors” in this Item 2 — “If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.”
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
     Management believes there have been no significant changes during the nine month period ended December 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
Results of Operations
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated totals for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
		December 31,				December 31,
	2005		2004		2005		2004
AMHS:
Net sales	67,337	100.0%	109,255	100.0%	230,135	100.0%	276,714	100.0%
Cost of Sales	41,775	62.0%	98,316	90.0%	155,837	67.7%	251,636	90.9%

Gross Profit	25,562	38.0%	10,939	10.0%	74,298	32.3%	25,078	9.1%

Income (loss) from operations	$14,520	21.6%	$(3,011)	(2.8)%	$36,013	15.6%	$(8,809)	(3.2)%

Fab Automation Products:
Net sales	39,487	100.0%	52,128	100.0%	118,735	100.0%	192,700	100.0%
Cost of Sales	23,053	58.4%	35,498	68.1%	73,827	62.2%	132,266	68.6%

Gross Profit	16,434	41.6%	16,630	31.9%	44,908	37.8%	60,434	31.4%

Loss from operations	$(3,265)	(8.3)%	$(11,303)	(21.7)%	$(12,799)	(10.8)%	$(11,262)	(5.8)%

Consolidated:
Net sales	106,824	100.0%	161,383	100.0%	348,870	100.0%	469,414	100.0%
Cost of Sales	64,828	60.7%	133,814	82.9%	229,664	65.8%	383,902	81.8%

Gross Profit	41,996	39.3%	27,569	17.1%	119,206	34.2%	85,512	18.2%

Income (loss) from operations	$11,255	10.5%	$(14,314)	(8.9)%	$23,214	6.7%	$(20,071)	(4.3)%

The following table show segment information expressed as a percentage of consolidated net sales:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
AMHS:
Net Sales	63.0%	67.7%	66.0%	58.9%
Cost of Sales	39.1%	60.9%	44.7%	53.6%

Gross Profit	23.9%	6.8%	21.3%	5.3%

Income (loss) from operations	13.6%	(1.9)%	10.3%	(1.9)%

Fab Automation Products:
Net Sales	37.0%	32.3%	34.0%	41.1%
Cost of Sales	21.6%	22.0%	21.1%	28.2%

Gross Profit	15.4%	10.3%	12.9%	12.9%

Loss from operations	(3.1)%	(7.0)%	(3.6)%	(2.4)%

Consolidated:
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	60.7%	82.9%	65.8%	81.8%

Gross Profit	39.3%	17.1%	34.2%	18.2%

Income (loss) from operations	10.5%	(8.9)%	6.7%	(4.3)%

Net Sales
Consolidated The $54.6 million decrease in consolidated net sales for the three month period ended December 31, 2005, compared to the same period in fiscal 2005, was due to lower volume of 200mm and FPD products sold to semiconductor and flat panel display manufacturers, predominantly in Asia. Selling price erosion was not a primary contributor to the decrease in net sales for the period. This was also true for the nine month period ended December 31, 2005, with a $120.5 million decrease in consolidated sales, compared with the same period in fiscal 2005, due to lower volume of 200mm and FPD products sold to semiconductor and flat panel display manufacturers.
AMHS The $41.9 million decrease in AMHS sales for the three month period ended December 31, 2005, compared to the same period of the prior year, was due to lower volume of FPD product sales partially offset by higher volume of 300mm product sales to semiconductor manufacturers. The $46.6 million decrease in AMHS sales for the nine month period ended December 31, 2005, compared with the same period of the prior year, was primarily due to lower volume of FPD product sales partially offset by higher volume of 300mm product sales to semiconductor manufacturers.
Fab Automation The $12.6 million decrease in Fab Automation sales for the three month period ended December 31, 2005, compared to the same period of the prior year, was primarily due to a decrease of $7.0 million in sales of products in our 300mm and portal product lines to OEM’s, together with a net decrease of $3.7 million in our CSG product group sales and $1.9 million in our robotics group sales. The $74.0 million decrease in sales for the nine month period ended December 31, 2005, compared with the same period of the prior year, was primarily due a decrease of $58.7 million in our 200mm and 300mm product sales to semiconductor manufacturers and OEM’s, a decrease of $15.6 million in our CSG product group sales and a decrease of $10.1 million in other product group sales partially offset with a $10.4 million increase in sales of our Spartan line of sorter products.
Comparison of Expenses, Gross Margin, Interest & Other, and Income Taxes
The following table sets forth the major components of our condensed consolidated statement of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF SALES	60.7%	82.9%	65.8%	81.8%

Gross profit	39.3%	17.1%	34.2%	18.2%

OPERATING EXPENSES:
Research and development	5.9%	5.3%	5.9%	5.8%
Selling, general and administrative	19.7%	13.9%	17.8%	12.1%
Amortization of acquired intangible assets	3.3%	3.2%	3.8%	3.2%
Restructuring and other charges	(0.1)%	3.6%	(0.0)%	1.4%

Total operating expenses	28.8%	26.0%	27.5%	22.5%

Income (loss) from operations	10.5%	(8.9)%	6.7%	(4.3)%

INTEREST AND OTHER INCOME (EXPENSE),NET:
Interest income	0.7%	0.3%	0.5%	0.3%
Interest expense	(1.6)%	(1.0)%	(1.5)%	(1.1)%
Other income, net	3.2%	0.9%	1.2%	0.6%

Interest and other income (expense), net	2.3%	0.2%	0.2%	(0.2)%

Income (loss) before benefit from (provision for) income taxes and minority interest	12.8%	(8.7)%	6.9%	(4.5)%

BENEFIT FROM (PROVISION FOR) INCOME
TAXES	(6.1)%	0.6%	(4.6)%	0.5%
MINORITY INTEREST	(3.9)%	0.9%	(2.9)%	0.6%

NET INCOME (LOSS)	2.8%	(7.2)%	(0.6)%	(3.4)%

Gross Margin
Consolidated Gross margin increased to 39.3 percent of sales for the three month period ended December 31, 2005, compared to 17.1 percent of sales for the same period of the prior fiscal year. The increase was a result of an improvement in product mix coupled with lower product costs for both AMHS and Fab Automation product sales, as well as the completion of several ASI projects at costs lower than originally estimated, which favorably impacted the gross margin.
     For the nine month period ended December 31, 2005, the gross margin increased to 34.2 percent of sales, compared with 18.2 percent for the same period of the prior year, through better inventory control and product cost reductions, offset with slightly higher manufacturing expenses.
     For the three and nine month periods ended December 31, 2005, on a dollar basis, the consolidated gross profit increased by $14.4 million and $33.7 million, respectively, compared to the same periods in the prior fiscal year, even though net sales during the two periods decreased by $54.6 million and $120.5 million, respectively. The increase in gross profit in the periods mentioned was due to lower product costs, improved fixed manufacturing expenses, lower excess and obsolete inventory reserves requirements and better supply chain management, as compared to the same periods of the prior fiscal year.
AMHS The gross margin for AMHS increased to 38.0 percent of net sales for the three month period ended December 31, 2005, compared to 10.0 percent for the same period of the prior year. The increase was primarily due to lower product and project costs, as well as lower volume of FPD products which have lower gross margins. Additionally, completion of several projects at costs lower than originally estimated favorably impacted the gross margin.
For the nine month period ended December 31, 2005, the gross margin increased to 32.3 percent, from 9.1 percent in the prior year period. The AMHS gross profit, on a dollar basis, increased by $49.2 million, despite a decrease of $46.6 million in net sales, compared with the same period of the prior year. The increase in gross profit was primarily due to lower product and project costs associated with 300mm product sales to semiconductor manufacturers and also a change in product mix between 300mm and FPD products. Again, the trend for the first nine months of fiscal year 2006, compared to the prior year, has been reduced product and project costs and also lower volumes of FPD net sales, which have lower gross margins.
Fab Automation The gross margin for Fab Automation increased to 41.6 percent from 31.9 percent of sales for the three month period ended December 31, 2005, compared to the same period of the prior fiscal year. For the three month period ended December 31, 2005, the Fab Automation gross profit was lower by $0.2 million, due to lower 200mm and 300mm sales volume.
     For the nine month period ended December 31, 2005, the gross margin increased to 37.8 percent from 31.4 percent of sales in the prior year period. For the nine month period ended December 31, 2005, the Fab Automation gross profit was lower by $15.5 million on a dollar basis primarily due to the lower 200mm and 300mm sales volume, as compared with the same period of the prior year.
     The increases in gross margin as a percentage of net sales in both periods were due to lower product costs, lower fixed manufacturing expenses, lower excess and obsolete inventory reserves required, and lower loss contract reserves, compared to the same period of the prior year.
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
Research and Development

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2005	2004	Change	2005	2004	Change
Research and development	$6,310	$8,485	($2,175)	$20,461	$27,237	($6,776)

Percentage of total net sales	5.9%	5.3%	(25.6)%	5.9%	5.8%	(24.9)%

     The research and development expense decrease during the three month period ended December 31, 2005 of $2.2 million, compared to the corresponding period ended December 31, 2004 was primarily due to the effects of the restructuring and associated reduction in workforce that occurred in December 2004 with payroll costs being reduced by $0.7 million, depreciation lower by $0.5 million, software and prototype materials lower $0.5 million and other expenses lower by $0.5 million.
     For the nine month period ended December 31, 2005, compared to the corresponding period in the prior year, the primary reductions in expenses were in software and prototype materials of $3.0 million and payroll expenses of $2.6 million with addition savings in depreciation of $1.0 million and other expenses of $0.2 million. Again, the driving force in the reduced expenses was the restructuring and associated reduction in workforce that occur in December 2004.
     Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that management believes are necessary for enhancements to our current products and for developing new products and product lines.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(in thousands, except percentage)	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
Selling, general and administrative	$21,075	$22,551	($1,476)	$62,450	$56,820	$5,630

Percentage of total net sales	19.7%	13.9%	(6.5)%	17.8%	12.1%	9.9%

     The decrease in selling, general and administrative (“SG&A”) expenses for the three month period ended December 31, 2005, compared with the same period of fiscal 2005, was due to reductions in the allowance for doubtful accounts of $1.8 million, and payroll costs of $0.3 million. These savings were partially offset by an increase of $0.6 million in other general expenses.
     The increase in SG&A expenses for the nine month period ended December 31, 2005, compared with the same period of fiscal 2005 was due to increases of $2.6 million in general expenses, $1.4 million in the allowance for doubtful accounts and $1.6 million in bonus and profit sharing.
Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
(in thousands, except percentage)	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
Amortization of acquired intangible assets	$3,494	$5,086	($1,592)	$13,126	$15,178	($2,052)

Percentage of total net sales	3.3%	3.2%	(31.3)%	3.8%	3.2%	(13.5)%

     The decrease in amortization expense for the three and nine month periods ended December 31, 2005, compared with the corresponding periods in the prior fiscal year, was due to an asset having been fully amortized in the third quarter of fiscal 2006, and the weakening of the yen exchange rate, as the majority of our intangible assets are denominated in Japanese Yen.
Restructuring Charges (Credits)
     The following table summarizes the activities in our restructuring accrual during the three and nine month periods ended December 31, 2005 and 2004:

	Three Months Ended			Nine Months Ended
(in thousands, except percentages)	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
Restructuring charges (credits)	($138)	$1,116	($1,254)	($45)	$1,703	($1,748)

Percentage of total net sales	(0.1)%	0.7%	(112.4)%	0.0%	0.4%	(102.7)%

     We realized a reduction in our restructuring accrual of $138,000 during the three month period ended December 31, 2005, related to a buyout payment on a leased facility, in conjunction with the early termination on a portion of the facility. We realized a reduction in restructuring charges of $45,000 during the nine month period ended December 31, 2005 as a result of changes in estimates for severance and excess facility costs.
     We incurred restructuring charges of $1.1 million for the three month period ended December 31, 2004, consisting primarily of severance costs resulting from a reduction in workforce in our Fab Automation reporting segment. In conjunction with this restructuring, we removed from service and made available for sale certain land and a building owned by AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. As a result, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell.

     The outstanding accrual amount of $0.2 million at December 31, 2005, consists of future lease obligations on vacated facilities which will be paid over the next two quarters. All remaining accrual balances are expected to be settled in cash.
     The restructuring accrual and related utilization for the three month periods ended June 30, September 30 and December 31, 2005 were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2005	$67	$816	$883
Additional accruals	—	93	93
Non-cash utilization	27	(16)	11
Amounts paid in cash	—	(370)	(370)
Foreign currency translation adjustment	(1)	(1)	(2)

Balance, June 30, 2005	93	522	615
Non-cash utilization	(92)	15	(77)
Amounts paid in cash	—	(122)	(122)
Foreign currency translation adjustment	(1)	—	(1)

Balance, September 30, 2005	—	415	415

Additional accruals	—	(138)	(138)
Non-cash utilization	—	44	44
Amounts paid in cash	—	(78)	(78)

Balance, December 31, 2005	$—	$243	$243

Asset Impairment Charges
     In conjunction with the restructuring in December 2004, we removed from service and made available for sale certain land and a building owned by AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. As a result, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. We accounted for these assets as held-for-sale under SFAS 144.
In the three-month period ended December 31, 2005, we re-evaluated the status of the facility and, based on an assessment of our expected future business needs, we reclassified the assets, which had a net book value of $2.1 million, as held-and-used.
Interest and other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(in thousands)	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
Interest income	$706	$479	$227	$1,798	$1,197	$601

Interest expense	($1,714)	($1,691)	($23)	($5,126)	($4,953)	($173)

Other income, net	$3,417	$1,509	$1,908	$4,267	$2,692	$1,575

     Interest income for the three and nine month periods ended December 31, 2005 was higher than the comparable periods in fiscal 2005 due largely to higher average interest rates on cash and investment balances.
     Interest expense was relatively flat due to loan balances on our outstanding debt being consistent for the three and nine month periods ended December 31, 2005 as compared to the same periods of fiscal 2005.
     Other income, net increased due to non-recurring royalty income of approximately $2.0 million becoming due to us upon achievement of certain contractual milestones from our royalty partner on our licensed products for the three and nine month periods ended December 31, 2005 as compared to the same periods of fiscal 2005.
Income Taxes

	Three Months Ended			Nine Months Ended
(in thousands, except percentage)	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
Benefit from (provision for) income taxes	($6,507)	$962	($7,469)	($16,191)	$2,549	($18,740)

Percentage of total net sales	(6.1)%	0.6%		(4.6)%	0.5%

     Provision for income taxes for the three month period ended December 31, 2005 was $6.5 million which included a tax benefit of $1.0 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $7.3 million tax provision recorded by ASI and a tax provision of $0.2 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the US statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the US statutory rate, and US losses not providing current tax benefits.
     Benefit from income taxes for the three-month period ended December 31, 2004 was $1.0 million, primarily due to a tax benefit of $1.7 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $0.5 million tax provision record by ASI and a tax provision of $0.2 million recorded primarily by other international subsidiaries.
     The provision for income taxes for the nine month period ended December 31, 2005 was $16.2 million which included a tax benefit of $4.3 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $19.0 million tax provision recorded by ASI and a tax provision of $1.5 million recorded by other international subsidiaries.
     The benefit from income taxes for the nine month period ended December 31, 2004 was $2.5 million, primarily due to a tax benefit of $5.0 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $1.7 million tax provision record by ASI and a tax provision of $0.8 million recorded by other international subsidiaries.
Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt, convertible debt and cash generated from operations.
     As of December 31, 2005, we had approximately $128.4 million in cash, cash equivalents and short-term investments, $143.0 million in working capital and $87.4 million in long-term debt and capital leases, net of current portion and approximately $19.4 million in short-term borrowings.
     The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in thousands):

	Nine Months Ended
	December 31,
	2005	2004
Net cash provided by (used in) operating activities	$43.0	$(4.3)

Net cash provided by (used in) investing activities	$13.4	$(50.4)

Net cash provided by (used in) financing activities	$(6.5)	$18.7

Cash Flows from Operating Activities
     Net cash provided by operating activities of $43.0 million during the nine months ended December 31, 2005, consisted of (in millions):

Net loss	$(2.2)
Non-cash charges	33.3
Decrease in accounts receivable	25.7
Increase in inventories	(7.5)
Decrease in prepaid expenses and other assets	10.4
Decrease in accounts payable, accrued liabilities and deferred margin	(16.7)

Net cash provided by operating activities	$43.0

     Significant changes in assets and liabilities during the nine months ended December 31, 2005 included accounts receivable, which decreased due to increased cash collections at ASI, including receipts from the factoring of certain receivable balances in Japan, primarily during the Company’s third fiscal quarter of 2005; prepaid expenses and other assets, which decreased primarily due to a refund of VAT taxes at ASI from the Japanese government; and accounts payable to related parties, which decreased at ASI by $17.6 million as described in Note 9, “Related Party Transactions.”
     As net sales has decreased at our majority-owned joint venture ASI, our overall days sales outstanding (“DSO”) has increased to 124 days as of December 31, 2005 from 119 days at March 31, 2005 and 118 days at December 31, 2004. This increase is due in large part to payment terms offered by ASI, as part of normal business in Japan. Unbilled receivables decreased due to the increase in cash collections on these receivables in the nine month period ended December 31, 2005 .
     Our inventory turns were 6.0 times on an annualized basis based on our inventory level on December 31, 2005, compared to 11.5 times as of December 31, 2004, due to decreased cost of sales, but partially offset by improved efficiencies from the outsourcing of the manufacturing of our Fab automation products.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments, and inventory levels.
Cash Flows from Investing Activities
     Net cash provided by investing activities was $13.4 million for the nine month period ended December 31, 2005, due to $18.7 million in net sales of short-term investments, partially offset with $5.3 million in purchases of property and equipment, primarily fixed assets for research and development and computer hardware and software
     Net cash of $50.4 million used by investing activities for the nine month period ended December 31, 2004 was primarily a result of net purchases in the amount of $48.5 million of auction rate securities and other short-term investments and $1.9 million from the release of restricted cash and cash equivalents, partially offset with the $3.9 million in purchases of property and equipment.
Cash Flows from Financing Activities
     Net cash used in financing activities was $6.4 million for the nine month period ended December 31, 2005, due to a dividend payment to ASI’s minority shareholder of $5.9 million, plus principal reductions on long-term debt of $3.0 million, partially offset with $1.8 million in proceeds from our line of credit and $0.7 million in proceeds from the issuance of common stock under our employee stock programs.
     Net cash provided by financing activities was $18.7 million for the nine month period ended December 31, 2004, including total loan proceeds of $19.4 million from short-term borrowing and additional long-term debt in our Japanese subsidiary and net proceeds from issuance of common stock in the amount of $3.0 million, offset by $3.7 million of loan repayments in the during the first nine months of the fiscal year
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year, and are redeemable at our option. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three month periods ended December 31, 2005 and 2004, respectively, and $0.2 million during each of the nine month periods ended December 31, 2005 and 2004, respectively.

     At December 31, 2005, we have a two year revolving line of credit with a commercial bank, with a current maturity date of July 31, 2007. We amended the line of credit during the first and third quarters of fiscal year 2006. As amended, the maximum borrowing available under the amended line is $40.0 million; however, only $25.0 million of borrowing is available to us as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million in the U.S., at least $20.0 million of which must be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of letter of credit and current receivables we have outstanding, the amount of aggregate borrowing of ASI and the cash balance held at the bank. As of December 31, 2005, there was no amount outstanding under the line of credit, but the maximum borrowing has been reduced by $0.8 million with the issuance of a letter of credit during November 2005. We were in compliance with all financial covenants and had available $24.3 million as of December 31, 2005.
     We had $1.7 million and $2.5 million of secured straight bonds from a bank in Japan at December 31 and March 31, 2005, respectively. The bonds bore interest at rates ranging from 1.4 percent to 2.3 percent as of December 31, 2005, and mature in fiscal year 2008. Certain of our assets in Japan have been pledged as security for short-term debt and secured straight bonds.
     At December 31, 2005, ASI had five revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7.0 billion Japanese Yen, or approximately $59.4 million at the exchange rate as of December 31, 2005. As of December 31 and March 31, 2005, ASI had outstanding borrowings of 1.6 billion Japanese Yen and 1.4 billion Japanese Yen, or approximately $13.6 million and $13.0 million, respectively, at the exchange rate as of December 31 and March 31, 2005, respectively that are recorded in short-term debt. As of December 31, 2005, the amount available under these lines of credit was 5.4 billion Japanese Yen or approximately $45.8 million at the exchange rate as of December 31, 2005.
ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”), which was 0.06 percent at December 31, 2005, plus margins of 1.00 to 1.25 percent. Under the terms of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at December 31, 2005. None of these lines requires collateral or guarantees from us or our subsidiaries in the event of default by ASI. In June 2005, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $33.9 million, of borrowing capacity to extend the expiration dates to June 30, 2006, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended. A third line of credit representing 3.0 billion Yen, or approximately $25.5 million, of borrowing capacity expired in November 2005 and was replaced as described below.
     On October 31, 2005, ASI, our 51 percent-owned joint venture company in Japan, established credit facilities with three Japanese banks. Each of the three facilities allows borrowing of up to 1 billion Japanese Yen, or approximately $8.5 million USD at exchange rates as of December 31, 2005. The facilities do not require collateral or guarantees from the company. These three facilities carry variable interest rates of TIBOR (the Tokyo Interbank Offered Rate, currently 0.06%) plus a premium ranging from 0.80 percent to 1.0 percent and expire between July 31 and October 26, 2006. These three facilities replaced an existing 3.0 billion yen credit facility which expired in November 2005.
     Our Japanese subsidiary, AJI, maintains five revolving lines of credit with various Japanese banks, none of which contain financial covenants. The lines carry annual interest rates of 1.4 to 2.0 percent and substantially all of these lines are guaranteed by us in the United States. As of December 31 and March 31, 2005, respectively, AJI had outstanding borrowings of 0.7 billion Japanese Yen and 0.8 billion Japanese Yen, or approximately $5.9 million and $7.6 million, at exchange rates as of December 31 and March 31, 2005, respectively, that are recorded as short-term debt.
     Since inception, we have incurred aggregate consolidated net losses of approximately $368.4 million and have incurred losses during four of the last five fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $128.4 million at December 31, 2005. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements through December 31, 2006.
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
     The material weaknesses and related matters we discuss in Item 4 of Part I of this report may have an adverse impact on our ability to obtain future capital from equity or debt.
Recent Accounting Pronouncements
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of the adoption of the provisions of SFAS 151 on our financial position and results of operations.
     In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS 153 did not have a material impact on our financial position or results of operations.
     In December 2004, the FASB issued SFAS 123(R), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) revises SFAS 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. Under a change approved by the SEC in April 2005, the effective date of this requirement for us will be April 1, 2006, the beginning of our next fiscal year that begins after June 15, 2005. In March 2005, the SEC issued SAB 107 which includes interpretive guidance for the initial implementation of SFAS 123(R). SFAS 123(R) applies to all outstanding and unvested share-based payment awards at adoption. We are currently evaluating the impact of the adoption of SFAS 123(R) and have not selected a transition method or valuation model. However, in any event, we believe that the adoption of the provision of SFAS 123(R) will have a significant adverse impact on our results from operations.
     In June 2005, the FASB issued SFAS 154 Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, (“FSP 13-1”) addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The guidance in FSP 13-1 is effective with the first fiscal period after December 15, 2005 and this adoption is not expected to have a material impact on our financial position or results of operations.
     In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1 and 124-1”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in FSP 115-1 and 124-1 is effective with the first fiscal period after December 15, 2005 and this adoption is not expected to have a material impact on our financial position or results of operations.
Risk Factors
We have a history of significant losses.
     We have a history of significant losses. In the last five fiscal years, we were profitable in only fiscal year 2001. For the nine month period ended December 31, 2005, our net loss and accumulated deficit was $2.2 million and $368.4 million, respectively, compared to a net loss of $17.5 million and accumulated deficit of $366.2 million for the fiscal year ended March 31, 2005. We may also continue to experience significant losses in the future.
If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our company could be materially and adversely affected.
     We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Item 4 of Part I below. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed. Item 4 of Part I reports our conclusion that our disclosure controls and procedures were not effective as of December 31, 2005, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that are subject to our continuing remediation efforts, as further summarized in Item 4. The information below should be read in conjunction with that additional information.
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
     We were unable to file the Form 10-Q on time for our second quarter of fiscal year 2005 due to our inability to complete the financial closing process at ASI on a timely basis, primarily relating to ASI’s inability to provide timely reconciliation and reporting of inventory and cost information and a customer dispute which arose from internal information alleging that an improper payment was offered by an ASI employee to a customer employee.
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
     The late filing of the second quarter Form 10-Q also led to a NASDAQ hearing in December 2004 to determine whether our common stock would remain listed and a hearing decision in January 2006 that continued the listing of our stock subject to, among other listing requirements, our timely filing of all periodic reports for reporting periods ending on or before January 31, 2006. With the timely filing of this Form 10-Q, we have satisfied the latter requirement of the hearing decision and remain subject to the general NASDAQ listing standard that requires timely filing of periodic reports with the SEC.
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

     We filed the Form 10-K on June 29, 2005, which was deemed timely under SEC rules and the NASDAQ decision referred to above.
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
     Notwithstanding our timely filing of periodic reports in the past 12 months and substantial progress in remediating the material weaknesses, until we have fully remediated the material weaknesses referred to above, we may face additional risks of errors or delays in preparing our consolidated financial statements and associated risks of potential late filings of periodic reports, NASDAQ listing standard violations, increased expenses, and possible private litigation or governmental proceedings arising from such matters.
If we fail to manage effectively our ASI joint venture, our sales of Automated Material Handling Systems could be adversely affected and the sales mix between AMHS and our other products could affect our overall financial performance.
     Net sales of AMHS accounted for approximately 66.0 percent and 62.1 percent of our net sales for the nine month period ended December 31, 2005 and the fiscal year ended March 31, 2005, respectively, and is expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned joint venture subsidiary, ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003. While we hold majority ownership of ASI, certain operational decisions require the approval and support of our joint venture partner Shinko and the future success of ASI depends in significant part on the strength of our relationship with Shinko and ability to coordinate improvements in ASI’s operating and business process with Shinko. Other than a right of first refusal if Shinko is proposing to sell some or its entire stake in ASI, or in certain instances constituting a material default by Shinko, we have no mechanism to compel a sale to us of the 49.0 percent of ASI that is currently owned by Shinko. Even if Shinko were to offer to sell its stake in ASI to us, or the shares were otherwise available to us for purchase by right of first refusal, we may not have sufficient funds available to facilitate such an acquisition or may elect not to purchase the shares. If we were to determine to purchase such shares, the terms could involve significant debt or use of our common stock, which could have a material impact on our future earnings and or be highly dilutive to our shareholders. Further, if we were to determine to sell our stake in ASI to Shinko (or a third party), we may not recognize proceeds from the sale equal to our original investment. In addition, we have limited experience in managing operations in Japan, and our failure to effectively manage ASI in Japan could harm our business.
     Orders for AMHS are relatively large, often exceeding $20.0 million for a given project or for an extension of a project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacturing and the installation of these systems at our customers’ facilities can take up to six months or longer.
     Accordingly, we recognize revenue and costs for AMHS based on percentage-of-completion analysis because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for some of our Japanese AMHS customers typically require payment to be made six months after customer acceptance and in some cases longer. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital, prior to our receipt of customer payments. Our overall financial performance will therefore be affected by the sales mix between AMHS and other products and our ability to effectively manage AMHS projects in a given period.

     We conduct our business under various types of contractual arrangements. These include fixed-price contracts, in which contract prices are established in part on cost and scheduling estimates. These estimates are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other cost factors. These estimates are inherently difficult to make accurately and while we use our best judgment to estimate total costs, such estimates could be higher or lower than actual project costs, and could result in gross margins and profitability that are higher or lower than we estimate. If an estimate for a project proves inaccurate, or if circumstances change, cost overruns may occur, and we could experience reduced gross margins and profits for that project. Similarly, actual costs may be less than estimated, which could result in increased gross margins and profits for that project. Favorable or unfavorable changes to gross margins and profits in one quarter as a result of our inability to estimate our costs accurately are not necessarily indicative of future trends with respect to our gross margins or profits.
If we are unable to increase our sales of AMHS to FPD manufacturers, or if the FPD industry enters a cyclical downturn, our growth prospects could be negatively affected.
     ASI sells AMHS to FPD manufacturers. While we believe sales to the FPD industry represents a significant opportunity for growth, the size of this market opportunity depends in large part on capital expenditures by FPD manufacturers. The market for FPD products is highly cyclical and has experienced periods of oversupply, resulting in unpredictable demand for manufacturing and automation equipment. If the FPD market enters into a cyclical downturn, demand for AMHS by the FPD market may be significantly reduced, impacting our growth prospects, sales and gross margins in this market.
     As a relatively new entrant to the FPD equipment market, we do not have the customer relationships some of our competitors have. Similarly, our relative inexperience in the FPD industry may cause us to misjudge important trends and dynamics in this market. If we are unable to anticipate future customer needs in the FPD market, our growth prospects may be adversely affected.
Our gross margins on 300mm products may be lower than on 200mm products, which could adversely affect our ability to remain profitable.
     The gross margins on our 300mm products while improving currently are not as favorable as those on our 200mm products. This is primarily because we face increased competition in these product lines, and we sell a greater percentage of our 300mm products to OEMs rather than directly to semiconductor manufacturers as we have historically done with our 200mm products. Manufacturing costs are generally higher in the early stages of new product introduction and typically decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. We cannot, however, be assured that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products, which will be supplied primarily by contract manufacturers for our fab automation products. Semiconductor equipment and materials industry (“SEMI”) standards for 300mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating further pricing pressures. While semiconductor manufacturers purchased a majority of 200mm tool automation products, OEMs are purchasing the majority of the tool automation products for 300mm from our fab automation products. Sales to OEMs typically have lower gross margins.
     These factors may prevent us from achieving or maintaining similar relative pricing and gross margin performance on 300mm products as we have achieved on 200mm products, and could adversely affect our ability to remain profitable.
Most of our Fab Automation Product manufacturing is outsourced and we rely on a single contract manufacturer for much of this manufacturing, which could disrupt the availability of our Fab Automation Products and adversely affect our gross margins.
     We have outsourced the manufacturing of nearly all of our Fab automation products. Solectron currently manufactures, under a long-term contract, our products, other than AMHS and our robotics products. ASI also subcontracts a significant portion of its AMHS manufacturing to third parties. In the future, we may increase our dependence on contract manufacturers. Outsourcing may not continue to yield the benefits we expect, and instead could result in increased product costs, inability to meet customer demand or product delivery delays.
     Outsourced manufacturing could create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements or our customers’ expectations. From time to time, we have experienced delays in receiving products from Solectron. Problems with quality or timeliness could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor or its supplier, availability of raw materials or components to the outsourced vendor, improper product specifications, or the learning curve to commence manufacturing at a new outsourced site. Our contract with Solectron contains minimum purchase commitments which, if not met, could result in increased costs, which would adversely affect our gross margins. We must also provide Solectron with forecasts and targets based on actual and anticipated demand, which we may not be able to do effectively or efficiently. If Solectron purchases inventory based on our forecasts, and that inventory is not used, we must repurchase the unused inventory, which would adversely affect both our cash flows and gross margins. If product supply is adversely affected because of problems in outsourcing, we may lose sales and profits.
     Our outsourcing agreement with Solectron includes commitments from Solectron to adjust, up or down, manufacturing volume based on updates to our forecast demand. Solectron may be unable to meet these commitments however and, even if it can, may be unable to react efficiently to rapid fluctuations in demand. If our agreement with Solectron terminates, or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for some or most of our products in a timely manner. If our agreement with Solectron terminates, we may be unable to find another suitable outsource manufacturer and may be unable to perform the manufacturing of these products ourselves.
     Any delays in meeting customer demand or quality problems resulting from product manufactured at an outsourced location such as Solectron could result in lost or reduced future sales to customers and could have a material negative impact on our net sales, gross profits and results of operations.
Shortages of components necessary for product assembly by Solectron or us can delay shipments to our customers and can lead to increased costs, which may negatively impact our financial results.
     When demand for semiconductor manufacturing equipment is strong, suppliers, both U.S. and international, strain to provide components on a timely basis. We have outsourced the manufacturing of many of our products, and disruption or termination of supply sources to our contract manufacturers or we could have a serious adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a limited group of suppliers, or in some cases may come from a single supplier. A prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases for components and, as a result, could decrease our margins and negatively impact our financial results.
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
     We have a significant amount of outstanding indebtedness. At December 31, 2005, our long-term debt was $89.2 million, of which $1.8 million represented the current portion of long-term debt recorded under current liabilities, and our short-term debt was $19.4 million, for an aggregate of $108.6 million. This includes $86.3 million of 5 3/4 percent convertible subordinated notes outstanding which are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These convertible notes mature July 3, 2008 and are redeemable at our option after July 3, 2004.
     As of December 31, 2005, ASI has three revolving lines of credit with Japanese banks under which it may borrow up to 7.0 billion Japanese Yen, or approximately $59.4 million, and of which 1.6 billion Japanese Yen, or approximately $13.6 million was outstanding as of December 31, 2005. We have guaranteed substantially all of the loans of our Japanese majority-owned subsidiary, AJI, which totaled approximately $8.8 million as of December 31, 2005.
     Our $25.0 million two-year revolving line of credit with a commercial bank was amended during the first and third quarters of fiscal year 2006 to increase the total borrowing available to a maximum of $40.0 million, (subject to certain conditions). The line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term $40.0 million of cash and cash equivalents held in the U.S., at least $20.0 million of which is to be maintained with the bank. The specific amount of the line of credit available at any time, however, may change based on the amount of letters of credit and current receivables we have outstanding, the amount of aggregate borrowing available to ASI under its lines of credit in Japan, and the balance of our cash and cash equivalents maintained at the bank. The covenants contained in our line of credit with the bank also restrict our ability to take certain actions, including our ability to:
•	incur additional indebtedness;
•	pay dividends and make distributions in respect of our capital stock;
•	redeem capital stock;
•	make investments or other restricted payments;
•	engage in transactions with shareholders and affiliates;
•	create liens;
•	sell or otherwise dispose of assets;
•	make payments on our debt, other than in the ordinary course; and
•	engage in mergers and acquisitions.
     While we have experienced improvements in our financial results for fiscal year 2006, we cannot be assured that we will meet the financial covenants contained in our line of credit with the bank in subsequent quarters. Specifically, we may be unable to meet the minimum net income covenant or the minimum liquidity covenant in future quarters. If we are unable to meet any covenants, we cannot assume the bank will grant waivers and amend the covenants, or that the bank will not terminate the line of credit, preclude further borrowings or require us to repay any outstanding borrowings.
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
     We raised capital of $98.9 million by issuing 6.9 million shares of our common stock in a public offering in November 2003; however, our operations have, in the past consumed cash and may do so in the future. As a consequence, in the future we may be required to seek additional financing to meet our working capital needs or to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.
If our fully integrated tool front-end solutions are not widely accepted, our growth prospects could be negatively affected.
     The decision by OEMs to adopt our tool front-end or portal solutions for a large product line involves significant organizational, technological and financial commitments by the OEMs. OEMs expect the portal solutions to meet stringent design, reliability and delivery specifications. If we fail to satisfy these expectations, OEMs will not adopt our portal solutions. We cannot ensure that these tools will be widely accepted in the marketplace, that additional OEMs will continue to adopt them, or that our products will command pricing sufficient to achieve and maintain profitability. We have invested significant time and expense in the development of Spartan, our next generation portal offering specifically designed for the 300mm market. While we believe Spartan has improved our competitive position and gross margins in the 300mm industry, if the market acceptance of Spartan is less than our forecast, or if the timing of this acceptance is delayed, our financial performance could be impacted. Further, because Spartan is early in its production life, its manufacturing costs may be higher (and resulting margins may be lower) than those of existing or legacy products. Notwithstanding our portal solutions, OEMs may purchase components to assemble or invest in the development of their own comparable portals. If our solutions are not adopted by more OEMs, our prospects will be negatively impacted and we may not be able to maintain profitability.
Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time.
     We do not have long-term contracts with our customers, and our sales are typically made pursuant to individual purchase orders. Accordingly:
•	our customers can cease purchasing our products at any time, without penalty;

•	our customers are free to purchase products from our competitors;

•	we are exposed to competitive price pressure on each order;

•	our customers are not required to make minimum purchases; and

•	our customers may reschedule or cancel existing orders, and we may not be able to recover the costs we have incurred to manufacture that product from the customer.
     Customer orders are often received with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we could lose sales and customers.
We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from these customers could harm our business.
     The markets in which we sell our products comprise a relatively small number of OEMs and semiconductor manufacturers and FPD manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycle to a new customer can last up to twelve months or more from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. With reference to sales to fab customers, a significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. In the case of sales to OEMs, these orders, either large or small in size are typically received with very short lead times. If we are not able to meet these short customer delivery requirements, we could potentially lose the order. Our customers normally provide forecasts of their demand and in many cases, the company will incur costs to be able to fulfill customers’ forecasted demand, however there can be no assurances that the customers’ forecast will be accurate and it may not lead to a subsequent order. Generally, our customers may cancel or reschedule shipments with limited or no penalty.
     Our customers’ demand for our products is largely driven by the timing of new Fab construction and the upgrading of existing fabs initiated by those customers. As such, when we complete projects for a customer, business from that customer will decline substantially unless it undertakes additional projects incorporating our products. The high cost of building a Fab is causing increasing numbers of semiconductor manufacturers to outsource the manufacturing of their semiconductors to foundries. This trend toward foundry outsourcing, combined with increasing consolidation within the semiconductor industry, has and may continue to decrease the number of our potential customers and increase our dependency on our remaining customers. We may not be able to retain our largest customers or attract additional customers, and our OEM customers may not be successful in selling the OEM equipment in which our systems are embedded. Our success will depend on our continued ability to develop and manage relationships with significant fab and OEM customers. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly during downturns in the semiconductor market. Further, our current and prospective customers have exerted pressure on us to shorten delivery times and to customize and improve the capabilities of our products, thus increasing our manufacturing costs. In addition, some of our customers may in the future shift their purchases of products from us to our competitors. Failure to respond adequately to such pressures could result in a loss of customers or orders and the inability to develop successful relationships with new customers, which would have a negative impact on our business.
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
     We have made and may continue to make additional acquisitions of or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations, or we could decide to divest or discontinue existing or recently acquired assets or operations
As our quarterly and yearly operating results are subject to variability, comparisons between periods may not be meaningful; this variability in our results could cause our stock price to decline.
     Our revenues and operating results can fluctuate substantially from quarter to quarter and year to year, depending on factors such as:
•	general trends in the overall economy, electronics industry and semiconductor and FPD manufacturing industries;

•	fluctuations in the semiconductor and FPD equipment markets;

•	changes in customer buying patterns;

•	the degree of competition we face;

•	pricing pressures causing lower gross margins or lost orders;

•	the size, timing and product mix of customer orders;

•	lost sales due to any failure in the outsourcing of our manufacturing;

•	the availability of key components;

•	the timing of product shipment and acceptance, which are factors in determining when we recognize revenue; and

•	the timely introduction and acceptance of new products.
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

     A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were 83.0 percent and 79.0 percent for the nine month periods ended December 31, 2005 and 2004, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Concentration in sales to customers outside the United States increases our exposure to various risks, including:
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
     Any kind of economic instability in parts of Asia where we do business can have a severe negative impact on our operating results, due to the large concentration of our sales activities in this region
     Although we invoice a majority of our international sales in United States dollars, we invoice our sales in Japan in Japanese yen. Future changes in the exchange rate of the U.S. dollar to the Japanese yen may adversely affect our future results of operations. We do not currently engage in active currency hedging transactions, but we may do so in the future. Nonetheless, as we expand our international operations, we may allow payment in additional foreign currencies and our exposure to losses due to foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products and manufacturing costs or reduce our customers’ ability to purchase our products.
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
     We may expand our operations through both internal growth and acquisitions. We expect this expansion will strain our systems and operational and financial controls. In addition, we may incur higher operating costs and be required to increase substantially our working capital to fund operations as a result of such an expansion. In addition, during an expansion, we may incur significantly increased up-front costs of sale and product development well in advance of receiving revenue for such product sales. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited and our liquidity and ability to fund our operations could be significantly strained. Our officers have limited experience in managing large or rapidly growing businesses.
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
Our operations are vulnerable to interruption or loss due to earthquakes and other events beyond our control, which would adversely affect our business.
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
     Brooks Automation, Inc. (“Brooks”) and TDK Corporation of Japan are our primary competitors in the area of loadports. Our SMART-Traveler System products face competition from Brooks and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze Corporation (“Rorze”) and Yasukawa-Super Mecatronics Division. In the area of AMHS, we face competition primarily from Daifuku Co., Ltd. and Murata Co., Ltd. Our wafer sorters compete primarily with products from Recif, Inc. and Rorze. We also face competition for our software products from Cimetrix and Brooks. In addition, the industry transition to 300mm wafers is likely to draw new competitors to the fab automation and AMHS markets. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies, as well as new competition from semiconductor equipment companies.
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
     Interest Rate Risk. Our exposure to market risk for changes in interest rates related primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 50 basis points (BPS), and 100 BPS would result in a reduction of 0.03 percent and 0.07 percent, respectively, in the market value of our investment portfolio as of December 31, 2005. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operating income or cash flow in the future.
     The following table presents our net income (loss) for the nine-months ended December 31, 2005 assuming a hypothetical strengthening or weakening of the Japanese Yen by 5.0 percent and 10.0 percent, respectively, compared to the average rate used during the nine-months ended December 31, 2005 (in thousands):

	Strengthening in			Weakening in
	Japanese Yen of			Japanese Yen of
	X Percent		No Change in	X Percent
			Japanese Yen
	10%	5%	Exchange Rate	5%	10%
Net income (loss) for the nine-months ended December 31, 2005	$956	$(680)	$(2,153)	$(3,485)	$(4,696)
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also defined to include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2005. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurances that they will meet their defined objectives. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s internal control assessment in the Form 10-K identified the following material weaknesses in our internal control over financial reporting as of March 31, 2005, which remained outstanding as of December 31, 2005:
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
     2. We did not maintain effective controls over the financial accounting and reporting processes at our majority-owned joint venture in Japan, ASI. Specifically:
     a) ASI did not maintain effective controls over the timely and accurate reconciliation and review of its inter-company accounts. Specifically, the accounting personnel at ASI did not possess a sufficient understanding of how to reconcile inter-company transactions between ASI and its subsidiaries. This control deficiency resulted in ASI’s failure to reconcile its inter-company accounts on a timely basis. This control deficiency also resulted in adjustments to revenue, cost of sales, accounts receivable and inventory in our fiscal 2005 consolidated annual financial statements. Additionally, this control deficiency could result in a misstatement of account balances that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
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
Changes in Internal Control Over Financial Reporting
     Except as described below under the heading Management’s Remediation Initiatives and Interim Measures, we made no change in our systems and controls during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Additionally, as discussed above, management has identified certain material weaknesses in our internal control over financial reporting. As described in “Management’s Remediation Initiatives and Interim Measures” below, management is taking steps to strengthen our internal control over financial reporting.
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
     We summarize below the remediation measures that we are implementing or plan to implement in response to the material weaknesses discussed above. Following the summary of remediation measures, we also describe interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses in connection with the preparation of the financial statements included in this Form 10-Q. Although we believe we have addressed many aspects of the material weaknesses, until our management formally assesses internal control over financial reporting and obtains our auditor attestation report on that assessment in our next Form 10-K, we are not able to conclude definitively that any specific material weakness is fully remediated.
     1. General plan for hiring and training of personnel. We will endeavor to hire and retain sufficient personnel with knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. These measures will include the following:
•	We have hired additional qualified accounting personnel in the U.S. and we plan to hire additional qualified accounting personnel in Japan, in the areas of general accounting, compliance reporting, internal audit and tax; and

•	We plan to implement an enhanced formal training process for financial staff in an effort to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.
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
Interim Measures

     To help mitigate certain of the material weaknesses discussed above in connection with the consolidated financial statements included in this Form 10-Q, Asyst performed the additional analyses, procedures and reviews described below to ensure that our consolidated financial statements were prepared in accordance with GAAP.
     These interim measures included the following:
•	We hired a chief financial officer in June 2005 for our majority-owned joint venture ASI and in July 2005 a controller for our corporate headquarters in California;

•	We continue to utilize outside consultants with relevant international tax experience, working under the supervision and direction of our management, to assist with the fiscal 2006 interim reporting process;

•	Corporate finance staff continues to spend time at ASI during the close process of the first three quarters of fiscal year 2006 and assisted the newly-hired ASI chief financial officer in conducting a detailed review of the reporting process at ASI and performed additional analyses and reconciliations in an effort to ensure the accuracy of financial reporting;

•	Corporate finance personnel, along with the ASI chief financial officer, continue to provide training and instruction to ASI accounting staff to enhance their understanding of relevant U.S. accounting principles and regulatory reporting requirements. The ASI chief financial officer has developed policies and procedures and has conducted financial training sessions with members of ASI’s accounting staff;

•	New corporate accounting policies are being implemented at ASI and will be reviewed on a regular basis for compliance; and

•	We conducted a detailed and extensive review of the following matters: revenue recognition, income taxes, stock and stock option transactions, account reconciliations and journal entries.
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

     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko Electric Co., Ltd. (“Shinko”) and Asyst Shinko, Inc. (“ASI”). The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “’677 Patent”), and seeks monetary damages against both Shinko and ASI in an amount to be determined. The suit alleges infringement of the ‘677 Patent by elements of identified Shinko products and of ASI’s Over-head Shuttle and Over-head Hoist Transport products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to a mutual defense of the claims, as well as potential indemnity by Shinko.
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of December 31, 2005.

ITEM 6 — EXHIBITS

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles	10-Q	000-22430	10/21/1999
of Incorporation, filed September 24, 1999.

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A.,	8-K	000-22430	6/29/1998
as Rights Agent, dated June 25, 1998.

4.2	Common Stock Purchase Agreement between the Company and	8-K	000-22430	6/18/1999.
various purchasers, dated as of May 26, 1999.

4.3	Indenture dated as of July 3, 2001 between the Company, State	10-Q	000-22430	8/14/2001
Street Bank and Trust Company of California, N.A., as
trustee, including therein the forms of the notes.

4.4	Registration Rights Agreement dated as of July 3, 2001	10-Q	000-22430	8/14/2001
between the Company and Merrill Lynch & Co., Merrill Lynch,
Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild
LLC.

4.5	Amendment to Rights Agreement among the Company and Bank of	10-K	000-22430	6/28/2002
Boston, N.A. as Rights Agent, dated November 30, 2001.

10.61	Amendment No. 2 to Amended and Restated Loan and Security				X
Agreement between the Company and Comerica Bank dated as of
November 21, 2005.

10.62	Industrial Space Lease (Single Tenant Net) between the				X
Company and JER Bayside, LLC dated November 29, 2005.

10.63	First Amendment dated December 16, 2005, to Change-in-Control	8-K	000-22430	12/16/2005
Agreement dated October 20, 2003, between the Company and
Stephen S. Schwartz

31.1	Certification of the Chief Executive Officer required by Rule				X
13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of the Chief Financial Officer required by Rule				X
13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Combined Certifications of the Chief Executive Officer and				X
Chief Financial Officer required by Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

Date: February 6, 2006	By:	/s/ Robert J. Nikl

Robert J. Nikl
Senior Vice President and
Chief Financial Officer
     Signing on behalf of the Registrant as a duly authorized officer and as the principal accounting and financial officer.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	000-22430	8/14/2001

4.5	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	000-22430	6/28/2002

10.61	Amendment No. 2 to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank dated as of November 21, 2005.				X

10.62	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.				X

10.63	First Amendment dated December 16, 2005, to Change-in-Control Agreement dated October 20, 2003, between the Company and Stephen S. Schwartz	8-K	000-22430	12/16/2005

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).				X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).				X