Form 10-K
period 2006-03-31
ASYST TECHNOLOGIES INC
filed 2006-10-13
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22430

Asyst Technologies, Inc.
(Exact name of registrant as specified in its charter)

California	94-2942251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46897 Bayside Parkway, Fremont, California 94538
(Address of principal executive offices)

(510) 661-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer  ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as reported by the NASDAQ Global Market (known as the NASDAQ National Market prior to July 1, 2006) as of the last business day (September 29, 2006) of the registrant’s most recently completed second fiscal quarter was $250,931,000, and as of the last business day (September 30, 2005) of the registrant’s fiscal 2006 second quarter was $223,507,000.

There were 48,977,188 shares of common stock, no par value, outstanding as of September 30, 2006.

ASYST TECHNOLOGIES, INC.

PART I
FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially, as a result of certain factors including but not limited to those discussed in “Risk Factors” in this report and our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Item 1A Risk Factors.”

Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following discussion should be read in conjunction with the audited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of March 31, 2006, and for each of the three years in the period ended March 31, 2006 as filed in this report. Certain prior period amounts have been reclassified to conform to current period presentation.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “ATI”, “Asyst” and “the Company” refer to Asyst Technologies, Inc. and its subsidiaries.

ASYST, the Asyst logo, Advan Tag, Domain Logix, Fastrack, Fluorotrack, IsoPort, Spartan and Versaport are registered trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States or in other countries. SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, Plus, Inx, AdvanTag, SMART-Tag, SMART-Traveler, SMART-Comm, IsoPort, EIB and NexEDA are trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States or in other countries. Asyst Shinko is a trademark of Asyst Shinko, Inc. (“ASI”) or its subsidiaries, in the United States or in other countries. All other brands, products or service names are or may be trademarks or service marks of, and are used to identify products or services of, their respective owners.

EXPLANATORY NOTE

On June 9, 2006, the Company’s Board of Directors appointed a special committee of three independent directors to conduct a formal investigation into past stock option grants and practices. The Special Committee’s investigation was completed on September 28, 2006, with the delivery of the Committee’s final report on that date. The Special Committee found instances wherein incorrect measurement dates were used to account for certain option grants.

Based on the results of the Special Committee’s investigation, the Company recorded stock-based compensation charges, and additional payroll taxes, with respect to its employee stock option grants for which the measurement dates were found to be in error. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million or $0.00 per share in fiscal 2005 and a net benefit of $0.8 million or $0.02 per share in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004. For more information on these matters, please refer to the following:

Part I — Item 1A — Risk Factors;

Part I — Item 3 — Legal Proceedings;

Part II — Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

Part II — Item 6 — Selected Consolidated Financial Data;

Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II — Item 8 — Financial Statements and Supplementary Data — Note 2 of the Notes to the Consolidated Financial Statements; and

Part II — Item 9A — Controls and Procedures.

Item 1 — Business

Overview

We develop, manufacture, sell and support integrated hardware and software automation systems primarily for the semiconductor, and secondarily for the flat panel display (“FPD”), manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yields, and to protect their investment in fragile materials and work-in-process. We believe that our systems are becoming increasingly important because of several trends in the manufacturing of semiconductors and FPDs:

•	The use of larger diameter silicon wafers, which require automated handling because of ergonomic issues and increased yield risk.

•	The use of larger size glass panels for the manufacturing of FPDs, which require automated handling because of the extreme bulk and weight of the panels.

•	Continuing decreases in semiconductor device line widths, which require higher levels of cleanliness in the manufacturing process.

•	Increasingly complex semiconductor devices, which require more process steps and thus greater transportation and tool loading capabilities.

•	Continuing customer requirements for enhanced manufacturing control, productivity and return on capital.

We sell our systems directly to semiconductor and FPD manufacturers, as well as to original equipment manufacturers (“OEMs”), that make production equipment for sale to semiconductor manufacturers and FPD manufacturers.

Acquisition and Related Debt Financing Facility

On July 14, 2006, Asyst and Asyst Japan Inc. (“AJI”) purchased from Shinko Electric Co., Ltd. (“Shinko”) shares of Asyst Shinko Inc., or ASI, representing an additional 44.1% of outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1%.

At any time prior to the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9% of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$11.3 million at the July 14 exchange rate).

On June 22, 2006, Asyst entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager, and the other parties to the agreement. The $115 million senior secured credit facility under this agreement consists of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due 3 years after the credit agreement closing date (provided that Asyst’s outstanding 5 3/4% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008).

Under the senior credit agreement, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership.

Fiscal Year-end Dates

Effective as of February 18, 2005, we changed our fiscal year-end date from the last Saturday in March to March 31. Accordingly, fiscal years 2005 and 2006 ended on March 31, 2005 and 2006, respectively, and fiscal year 2004 ended on March 27, 2004. For convenience of presentation and comparison to current and prior fiscal years ended March 31, we refer throughout this report to the fiscal year ended March 31, 2004. However, all references to our fiscal year ended March 31, 2004 mean our actual fiscal year ended March 27, 2004.

Industry Background

Advances in semiconductor production equipment and facilities have supported the continuation of historical trends toward production of more complex devices on ever larger wafers. Although significant capacity is in place for producing chips on 200mm wafers, most of the industry’s incremental capacity is being added for production of chips on 300mm wafers. Semiconductor devices are increasingly complex, driving the need for more process steps. Line widths for many advanced production chips have decreased to 65 nanometers and are expected to decrease further. In addition, the increasing cost of semiconductor manufacturing equipment and facilities continues to push chip manufacturers to maximize the productivity of these investments. Keeping pace with these trends presents semiconductor manufacturers with a number of technical and economic challenges.

In response to these challenges, many chip manufacturers use automation systems to maximize tool and facility utilization and to minimize cycle times, investment in work-in-process inventory, mishandling, misprocessing and contamination. We believe that semiconductor manufacturers will increase their commitments to these solutions in their fabs, given the increasing cost of fabs, the increasing cost of work-in-process inventory, and the ergonomic issues introduced by the weight and bulk of loaded 300mm wafer carriers.

As device dimensions decrease, the harmful effects of microscopic contamination during the manufacturing process increase, heightening the need for isolation of wafers throughout manufacturing and controlled environments around tools. Isolation technology allows for control of the environment in the immediate vicinity of the in-process wafers and the tools. Wafers are enclosed in sealed carriers, which provide additional environmental control during storage, transport and loading and unloading of the tools. The carrier is docked with an automated system that typically includes a load port or other door-opening device and a robotic transfer arm to move the wafer from the carrier to the tool. An enclosure with engineered airflows surrounds and encapsulates this system. Because wafer carriers fully encapsulate the wafers during transport between process steps and during tool loading and unloading, these devices also help protect the wafers from accidental damage due to mishandling.

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

The FPD manufacturing industry uses several different sizes of glass substrates to manufacture FPDs. To some extent, manufacturers can capture economies of scale by processing very large panels, which then can be cut into appropriate sizes depending on the application. Manufacturers also are migrating to large glass panels to serve the emerging market for large-screen liquid crystal display (“LCD”) televisions. As these panels reach sizes of 8,000 square inches and more, automated transport and robotic handling systems are increasingly necessary to cope with the substantial size and weight of these glass panels.

The Asyst Solution

We offer a comprehensive line of integrated automation systems for the semiconductor manufacturing industry. These solutions provide two distinct benefits to semiconductor manufacturers:

Increased Manufacturing Productivity.  We believe that semiconductor manufacturers are able to attain a higher level of productivity and performance in their fabs by integrating our products into their manufacturing processes. With our automated transportation, loading and wafer handling solutions, tool idle time is reduced and timely wafer delivery is improved, thereby increasing equipment utilization and productivity. In addition, our connectivity software solutions help to improve chipmakers’ access to automation performance and other tool information, which in turn can help them improve the performance of their automation and their process tools.

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

In FPD manufacturing for panel sizes up to Generation (“Gen”) 6, (panels with up to approximately 5,000 square inches of surface area), we provide automated material handling systems (“AMHS”) that embody nearly identical technology to our automated guided vehicle (“AGV”) AMHS for chip fabs, but on a much larger scale to accommodate the greater size and weight of FPD glass plates. These systems are critical to the movement of material in FPD manufacturing, particularly at Gens 4, 5 and 6, because the weight and bulk of the glass panels at these Gen sizes make human transport impossible. Beginning with Gen 7, and continuing through Gen 8, the dimensions and weight of the cassettes have made the use of traditional guided vehicle technology impractical. The FPD industry therefore is adopting different transport technologies at Gen 7 and beyond.

Strategy and Business Developments

We believe that our historical success has been driven by our ability to develop, manufacture, market, install and support products that provide unique value to customers. Our continuing strategy is to focus on the development or acquisition of products and capabilities that deliver productivity and yield benefits to customers. We are focused on maintaining and enhancing our relationships with chip and FPD manufacturers and with OEMs to actively solicit their input and feedback on our product development and to maintain high customer satisfaction. We also continue to focus on operational excellence to support product quality, on-time delivery, and margin improvement. The following are our four principal growth and operating strategies:

Further Penetrate the Markets for Semiconductor and FPD AMHS.  We believe that we have the leading market share in 300mm AMHS, based on our penetration of nine of the 20 largest chip manufacturers (as measured by 2005 capital expenditures on semiconductor fabrication equipment and facilities). We have begun to penetrate the market for FPD AMHS, having substantially completed AMHS implementations in large Gen 6 FPD factories in South Korea and Taiwan. Based on the anticipated size and number of fab construction and expansion projects that we believe will move forward over the next two to three years, we believe that our combined market opportunity over that period for semiconductor and FPD AMHS is significant. We are continuing to invest in AMHS product development, both to increase the performance of current products and to develop next-generation material transport and tool loading capabilities. We believe that our market leadership in 300mm AMHS, combined with our current development efforts, positions us to capture increased market share in semiconductor AMHS.

Increase Penetration of New Tool and Fab Automation Products.  As of April 30, 2006, we had shipped approximately 200 of our new Spartan products, which include the Spartan Sorter and the Spartan Equipment Front-End Module (“EFEM”). The Spartan family of products is built on a technology platform that emphasizes simplicity, high reliability, ease of integration, and low cost. The Spartan platform also is designed to provide high wafer throughput and high levels of cleanliness. We believe that our Spartan products provide price/performance advantages and we are continuing to invest in both our sorter and EFEM products to take advantage of what we believe is a significant market opportunity. We also have developed new software products that implement the

Interface A industry standard for equipment data acquisition and we are focused on increasing our share of the market for semiconductor manufacturing software.

Focus on Supply Chain Excellence.  We have outsourced the production of most of our tool and Fab Automation Products to Solectron in Singapore and we have migrated our supply chain to lower cost suppliers, predominantly in Asia. This has allowed us to reduce our manufacturing cost and to make many of our manufacturing costs more variable. As a result, we have been able to achieve higher gross margins on these outsourced products even as production volumes declined in fiscal year 2006. We also have significantly decreased our product lead times and improved quality and on-time delivery for these products. We believe that the ability to deliver high-quality products on short lead times can be a competitive advantage in the semiconductor equipment industry. We have begun to implement a program to move more of our AMHS supply chain to lower cost sources.

Increase customer satisfaction.  We believe that focusing on customer satisfaction is a key driver of repeat business and market share gains. We have a customer report card process that allows us to monitor our success in increasing our customer satisfaction as well as to understand specific customer requirements that may not be uncovered in the normal course of doing business. We believe that providing our customers with increased flexibility, faster response times, and timely responses to inquiries gives us a competitive advantage. Our customers are very demanding, and if we are able to provide these customers with a differentiated level of service and response, we should have more loyal customers over time.

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

Loadports

We are a leading supplier of automated systems that provide the interface between the fab and manufacturing equipment, or loadports. The IsoPort, our latest generation loadport for the 300mm market, has received strong customer acceptance. We offer a variety of other input/output systems designed to address a broad range of customer applications and equipment types. These include SMIF-LPTs, SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, Versaport 2200’s, and related products.

Substrate-Handling Robotics

We offer comprehensive robotic substrate handling solutions to the semiconductor and related industries. Our robotics products transfer semiconductor wafers and substrates of all diameters, LCD and plasma display substrates, and other substrates like rigid disks used in disk drive handling between the substrate carrier, the tool interface system and the tool itself. These products include robots, pre-aligners and elevators specifically designed for atmospheric, harsh environment, and wet chemical process applications.

Systems

Our systems include wafer sorters and fully integrated atmospheric EFEMs. Our sorters are primarily sold to semiconductor makers and our EFEMs are typically sold to OEM tool manufacturers.

EFEMs

Most 300mm wafer fabrication equipment requires an automated atmospheric EFEM solution that enables the clean, automated transfer of wafers from the wafer carrier to the tool and back again. As a result, most manufacturers of process and metrology tools pre-integrate EFEMs with their tools before shipping to the end customer. This integration can be accomplished in two ways: (1) The OEM can purchase or manufacture various automation components — loadports, atmospheric robotics, wafer ID systems — and perform the mechanical and software integration necessary to make the components work together as a system, or (2) The OEM can purchase a fully integrated EFEM from a third-party supplier, such as Asyst. Our line of EFEM solutions combines our expertise in isolation systems, work-in-process materials management, substrate handling robotics and connectivity solutions to provide a complete, integrated, automated front-end for process and metrology equipment. For the OEM, use of our EFEM solution substantially reduces the labor and engineering resources required to assemble and integrate a front-end solution in-house. Our EFEMs also can simplify the installation and set-up of the tool and associated front-end upon arrival at the end customer. Our Plus Portal line combines our components — atmospheric robots, environmental control systems, integrated input/output interfaces, automated ID and tracking systems, and connectivity software — into an integrated solution for OEMs. Our newest EFEM offering, the Spartan EFEM, achieves EFEM functionality through a unified, minimalist approach that uses significantly fewer components, thereby reducing alignment and interoperability issues between components and simplifying maintenance and repair.

We believe the Spartan EFEM offers significantly higher performance than our current Plus Portal line, in addition to higher reliability and ease of integration. Because Spartan was designed for volume manufacturing, we believe that it also will provide cost advantages to customers as well as margin advantages to us.

Sorters

Our sorters are used to rearrange wafers between manufacturing processes, experiments, and single wafer processing, without operator handling, which helps to increase fab yields. Sorters also avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. We have enjoyed significant market success with our new Spartan Sorter.

AMHS for Semiconductor Manufacturing

Our semiconductor AMHS is primarily configured and sold as a system. The system typically consists of overhead track, overhead shuttle vehicles (“OHS”) for bay-to-bay (“inter-bay”) transport, overhead transport vehicles (“OHT”) for intrabay transport and tool loading, stockers, and MCS software.

Wafer Stockers.  Our wafer stockers are large structures that contain up to several hundred temporary storage locations as well as lifts and robots for moving and staging materials or for moving material from one floor of a fab to another floor.

OHT.  Our OHT vehicles hang from track that is suspended from the fab ceiling. The vehicles transport wafer pods within the bay and inter-bay and are capable of loading and unloading the wafer pods to or from tools. Asyst’s OHT has been engineered to provide the greatest possible speed of transport while keeping the forces of acceleration, deceleration and vibration to a minimum.

OHS.  The primary application of OHS is to move wafer pods rapidly from interbay and to hand-off pods to wafer stockers. As with OHT, OHS is engineered to achieve high speed while limiting forces that can cause damage to the wafers.

AGV.  AGVs are primarily used for supplementary or emergency wafer transport. AGVs can be useful for expediting hot lots through the fab and for transporting material when OHT is not available.

Rail Guided Vehicle (“RGV”).  Our RGVs are capable of very high speeds for intrabay transport. However, because floor-mounted rails consume valuable floor space, RGVs typically are used for more limited and specialized applications where high speed is required.

AMHS for FPD Manufacturing

LCD Stocker.  In the FPD industry, stockers are used for temporary storage of work-in-progress glass panels. The stocker includes multiple storage locations as well as lifts, ports, and robots to manage the materials. We currently offer stockers for Gens 4, 5 & 6 sized glass panels.

LCD AGVs.  At Gens 4, 5 & 6, very large AGVs are used to transport cassettes of glass from the stocker to the process tool, and between tools. Our AGV technology for FPD applications is based on the same controls technology used in AGVs for semiconductor.

Connectivity Solutions

Auto-ID Systems

Our SMART-Traveler system allows semiconductor manufacturers to reduce manufacturing errors and to achieve cycle time and equipment utilization improvements by improving their abilities to manage work-in-process inventory. The SMART-Traveler system includes both infra-red and radio-frequency based products for automated wafer and reticle identification. The SMART-Tag product is an electronic memory device that combines display, logic and communication technologies to provide process information about the wafers inside the carrier, such as wafer lot number and next processing steps. Our AdvanTag automated ID uses a radio-frequency based identification tag that can be attached to or embedded into wafer and reticle carriers. The SMART-Traveler system also includes the SMART-Comm product, a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor facilities by optimizing communications and minimizing hardware and software layers.

Software

We are the largest merchant provider of the industry-standard software driver protocol for communications between tools and fab host systems, known as SECS/GEM. We have developed and currently are marketing the next-generation Equipment Information Bridge (“EIB”) and NexEDA software products, which are software solutions that comply with the Semiconductor Equipment and Materials International (“SEMI”) Interface A standard. As the market share and technology leader, Asyst’s software provides “data on demand” functionality for advanced manufacturing applications. Asyst supplies customers with a suite of software products that simplify the complex challenges associated with data collections, tool connectivity and equipment and fab automation.

Customers

Semiconductor and FPD manufacturers drive our sales primarily by building new fabs or expanding capacity. We serve these manufacturers directly and through OEMs. Our net sales to OEMs represented approximately 24 percent, 24 percent and 25 percent of our total net sales for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Our net sales to any particular semiconductor or FPD manufacturer customer depend on the number of new fabs the customer is building and the amount of capacity the customer is adding. As major projects are completed, the amount of sales to these customers will decline unless they undertake new projects. Our net sales to any particular OEM depend on the extent to which our automation products are designed-in to the OEM’s product line and the unit shipments of those product lines. During fiscal year 2006, Taiwan Semiconductor Manufacturing Corp. accounted for approximately 12 percent of net sales. During fiscal year 2005, AU Optronics Corp. and Taiwan Semiconductor Manufacturing Corp. accounted for approximately 20 percent and 12 percent of net sales, respectively. During fiscal year 2004, L.G. Philips and Taiwan Semiconductor Manufacturing Corp. accounted for approximately 18 percent and 10 percent of net sales, respectively. During the fiscal years ended March 31, 2006, 2005 and 2004, no other customer accounted for more than 10 percent of net sales.

Sales and Marketing

We sell our products principally through a direct sales force in the U.S., Japan, Europe and the Asia/Pacific region. Our sales organization is based in California and Japan; however we have offices throughout North America, Europe and Asia. Our U.S. field sales personnel are stationed in Colorado, Arizona, Oregon, Massachusetts, New York and Texas. Japan is supported by sales and service offices in Tokyo, Nagoya and Yokohama and a software distributor. The European market is supported through offices in Paris, France and Dresden, Germany, and a software distributor. The Asia/Pacific region is supported through sales and service offices in Hsinchu, Taichung, and Tainan, Taiwan; Singapore; Kuching and Kulim, Malaysia; Shanghai and Tianjin, People’s Republic of China;

and Seoul, South Korea as well as a strategic alliance with a systems integrator. We supplement our direct sales efforts in Asia/Pacific through a distributor in China.

International sales, which consist mainly of sales generated from customers outside the U.S., accounted for approximately 81 percent, 82 percent and 79 percent of total sales for fiscal years 2006, 2005 and 2004, respectively. In fiscal year 2006, approximately 77 percent of total net sales originated from ASI and Asyst Japan, Inc. (“AJI”) our majority own subsidiaries. A substantial portion of those sales were invoiced in Japanese yen and subject to fluctuating currency exchange rates.

The sales cycle to new customers ranges from six to twelve months or longer from initial inquiry to placement of an order, depending on the type and complexity of the project and the time required to communicate the nature and benefits of our systems. For sales to existing customers, the sales cycle is relatively short. The sales cycle for follow-on orders by OEM customers can be as short as two to three weeks. The sales cycle for AMHS projects tends to be longer than for our other products because of substantial specification and other pre-sales activity related to an AMHS order.

Research and Development

Research and development efforts are focused on enhancing our existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. Our research and development expenses were approximately $28 million, $35 million and $36 million during fiscal years 2006, 2005 and 2004, respectively.

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

Manufacturing

Our manufacturing activities consist of assembling and testing components and sub-assemblies, which are then integrated into finished systems. While we use standard components whenever possible, many mechanical parts, metal fabrications and castings are made to our specifications. Once our systems are completed, we perform final tests on all electronic and electromechanical sub-assemblies and cycle products before shipment and/or upon installation at the customer site.

We have transitioned most of our U.S.-based manufacturing operations to Solectron Corporation (“Solectron”), a provider of outsourced manufacturing services. Most of the Solectron-manufactured products ship out of Solectron’s facilities in Singapore. We have transitioned the manufacturing of most of our AJI robotics products to outsourced manufacturers in Japan. ASI primarily constructs its AMHS systems at the customer site. ASI primarily uses subcontractors for installation support. Many of ASI’s system components are manufactured and delivered to the customer site by its suppliers. ASI’s vehicles and certain critical subassemblies are manufactured at its facilities in Ise, Japan.

Competition

We currently face direct competition in all of our served markets. Many of our competitors have extensive engineering, manufacturing and marketing capabilities and some have greater financial resources than those available to us. The markets for our products are highly competitive and subject to rapid technological changes and pricing pressure.

In the area of AMHS, we face competition primarily from Daifuku Co., Ltd. and Murata Co., Ltd. Brooks Automation, Inc. (“Brooks”) and TDK Corporation of Japan (“TDK”) are our primary competitors in the area of loadports. Our wafer sorters compete primarily with products from Recif, Inc. and Rorze Corporation (“Rorze”). We face competition for our software products primarily from Cimetrix. Our SMART-Traveler system products face competition from Brooks (through its acquisition of Hermos) and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze and Yazkawa-Super Mecatronics Division.

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

Intellectual Property

We pursue patent, trademark and/or copyright protection for most of our products. We currently hold 110 issued United States patents (of which have 47 foreign equivalents) and 3 additional foreign patents without United States equivalents. We have 25 patent applications pending in the United States, and 98 pending foreign patent applications. Asyst Shinko, Inc., our majority-owned subsidiary, holds 26 issued United States patents, which expire between 2010 and 2019. Our patents expire between 2006 and 2021. We intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages or protections. Further, patent protections in foreign jurisdictions where we may need this protection may be limited, unavailable or not readily enforceable. While we intend to take reasonable and timely steps to establish our intellectual property rights to gain competitive advantage, there can be no assurance that we will obtain patents and other intellectual property rights.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. There can be no assurance that any of our patents will not be challenged, invalidated or avoided, or that the rights granted there under will provide us with competitive advantages. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the patents or other intellectual rights of others. Any such litigation could result in substantial cost and divert the attention of management, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a negative impact on our financial condition and results of operations. For more information regarding litigation in which we are currently engaged, please see “Item 3 — Legal Proceedings” below.

It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, our competitors may independently develop technology similar to ours. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations that provide significant competitive advantages. We also rely on trade secrets and proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, consultants, customers and other parties. There can be no assurance that these agreements will be observed, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by others. Also, the laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the U.S.

Backlog

Our backlog was approximately $156 million, $192 million, and $168 million as of March 31, 2006, 2005 and 2004, respectively. We include in our backlog only orders for which a customer’s purchase order has been received and a delivery date within 12 months has been specified. As backlog may be cancelled or delayed by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings or the timing of revenue or earnings.

Employees

As of March 31, 2006, we had 947 full-time and 96 temporary employees. Of the 947 full-time employees, 444 were at ATI and its subsidiaries other than ASI, and the remaining 503 were at ASI and its subsidiaries. Of the 96 temporary employees, 12 were at ATI and its subsidiaries other than ASI, and the remaining 84 were at ASI and its subsidiaries. Approximately 208 employees of ASI are represented by a labor union. We consider our employee relations to be good, and we have never had a work stoppage or strike.

Financial Information by Business Segment and Geographic Data

As a result of our more than 50 percent majority ownership of the common stock of ASI, which was formed in October 2002, we now operate and track our results in two reportable segments: Fab Automation and AMHS. Fab Automation includes interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. The chief operating decision maker is our Chief Executive Officer. Information concerning reportable segments is included in Note 12 of Notes to the Consolidated Financial Statements and is incorporated herein by reference.

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

Item 1A — Risk Factors

We have a history of significant losses.

We have a history of significant losses. For the year ended March 31, 2006, our net loss was $0.1 million and accumulated deficit at March 31, 2006 was $385.2 million, compared to a net loss of $17.7 million for the fiscal year ended March 31, 2005 and accumulated deficit of $385.1 million at March 31, 2005. We may also continue to experience significant losses in the future.

We face significant pending and potential risks in connection with our outstanding indebtedness; if we are not able to resolve existing uncertainties and restructure portions of this debt on a timely basis on desired terms in the future, our ability to discharge our obligations under this indebtedness, liquidity and business may be materially harmed.

We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2006:

•	Under a senior secured credit agreement entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, as described under “Item 1 — Business, Share Purchase Agreement,” and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due in three years after July 14, 2006, provided that Asyst’s outstanding 5 3/4% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008.

•	We have approximately $86.3 million outstanding under our 5 3/4% convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are redeemable at our option.

•	In a letter delivered to us and dated August 16, 2006, the trustee under the indenture relating to these notes asserted that Asyst is in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee this report on Form 10-K and in filing with the SEC our Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cures the default within 60 days after receipt of the notice, or if the default is waived by the holders of a majority in aggregate principal amount of the notes outstanding.

•	If an Event of Default were to occur, and is continuing under the indenture, the trustee or the holders of at least 25% in aggregate principal amount of the notes at the time outstanding may accelerate maturity of the notes.

•	Asyst does not agree with the trustee’s assertion that the delays in filing of the annual and quarterly reports constitutes a default under its indenture. Nonetheless, in conjunction with the filing of this report on Form 10-K, we intend to file with the SEC our report on Form 10-Q for the fiscal quarter ended June 30, 2006. Upon completion of those filings, we intend to deliver to the trustee copies of the reports on Forms 10-K and 10-Q, and that delivery will cure any purported defaults under the indenture and asserted by the trustee in its letter referenced above.

•	At March 31, 2006, ASI had five revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7 billion Japanese Yen, or approximately $60 million at the exchange rate as of March 31, 2006. As of March 31, 2006, the amount available under these lines of credit was 7 billion Japanese Yen or approximately $60 million at the exchange rate as of March 31, 2006.

•	Comerica Bank has agreed to continue to maintain a letter of credit in the amount of $750,000 in favor of the landlord under our current headquarters lease in Fremont, California, on an unsecured basis, notwithstanding the previously reported termination of the Amended and Restated Loan and Security Agreement dated as of May 15, 2004, between Asyst and Comerica Bank (which termination became effective with the borrowing described above under the senior secured credit facility). There were no amounts outstanding for borrowed money under the Comerica Bank line of credit that otherwise was scheduled to expire on July 30, 2007.

The $115 million senior secured credit agreement contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although Asyst has not paid any cash dividends on its common stock in the past and does not anticipate paying any such cash dividends in the foreseeable future, the facility restricts its ability to pay such dividends (subject to certain exceptions, including the dividend payments from ASI to Shinko provided under the Share Purchase Agreement described in Item 1 in this report). Nonpayment of amounts due, a violation of these covenants or the occurrence of other events of default set forth in the credit agreement including a cross-default under the indenture could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding

While we experienced improvements in our financial results for fiscal year 2006 and we expect to meet the financial covenants under our various borrowing arrangements in the future, we cannot give absolute assurance that we will meet these financial covenants, including those contained in the senior secured credit facility. Specifically, we are required to maintain compliance with covenants establishing minimum EBITDA operating performance by the Company as a ratio of our total borrowing available under the senior secured credit facility. Our failure in any fiscal quarter to meet those and other covenant requirements could result in a reduction of our permitted borrowing under the facility, an acceleration of certain repayment obligations, and/or an Event of Default (which, if uncured by us or not waived by the lenders under the terms of the facility, would require the acceleration of all re-payment obligations under the facility

Alternatively, due to the cyclical and uncertain nature of cash flows and collections from our customers, our borrowing to fund operations or working capital could exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may be required to pay down the outstanding borrowings from available cash to maintain compliance with our financial covenants. If we are unable to meet any such covenants, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings.

Under the terms of its bank facilities in Japan, ASI must generate operating profits on a statutory basis and must maintain a minimum level of equity. Additionally, under the terms of its bank facilities, AJI’s loans may be called upon, in an “event of default”, in which case the Japanese banks may call the loans outstanding at AJI, requiring immediate repayment, which we have guaranteed.

If a holder of our long term or short term indebtedness were in the near future to demand accelerated repayment of all or a substantial portion of our outstanding indebtedness that exceeds the amount of our available liquid assets that could be disbursed without triggering further defaults under other outstanding indebtedness, we would not likely have the resources to pay such accelerated amounts, would be required to seek funds from re-financing or re-structuring transactions for which we have no current basis to believe we would be able to obtain on desired terms or at all, and would face the risk of a bankruptcy filing by us or our creditors. Any accelerated repayment demands that we are able to honor would reduce our available cash balances and likely have a material adverse impact on our operating and financial performance and ability to comply with remaining obligations. If we are able to maintain our current indebtedness as outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding.

We may not be able to negotiate by March 31, 2008, an extension of the maturity of all of the convertible notes in a manner satisfactory to the senior lenders under the secured credit facility, or on economic terms acceptable to us. If we fail to re-negotiate that maturity, then the existing terms of the senior credit facility call for full repayment of that obligation on March 31, 2008, and it is not likely that we would have the resources to repay such indebtedness on that date (in the absence of new proceeds from other sources or financings, which we have no assurance we can obtain or would be available to us on economic terms acceptable to us).

Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice our obligation to purchase the remaining 4.9% equity it holds in ASI (for a purchase price of approximately US $11 million at the June 2006 exchange rates when the agreement was signed). These circumstances include (a) when AJI’s equity ownership in ASI falls below 50%, (b) when bankruptcy or corporate reorganization proceedings are filed against the Company or AJI; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9%; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares). In any such event, an acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ASI equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ASI.

As a general matter, our operations have, in the past, consumed cash and may do so in the future. We have in the past obtained additional financing to meet our working capital needs or to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to meet our current or future obligations on a timely basis, fund any desired expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity or convertible securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing new or restructured debt, we may be subject to further limitations on our operations. Any of the foregoing circumstances could adversely affect our business

We face additional risks and costs as a result of the delayed filing of our SEC reports described below and the time, cost and outcome of our Special Committee investigation into past stock option grants and practices.

We delayed the filing of this Form 10-K, and our Form 10-Q for the fiscal quarter ended June 30, 2006, pending completion of a previously announced independent investigation into our past stock option grant practices, being conducted by a Special Committee of our Board of Directors. Due to this delay and review, we have experienced substantial additional risks and costs.

In May 2006, certain analysts published reports suggesting that Asyst may have granted stock options in the past with favorable exercise prices in certain periods compared to stock prices before or after the grant dates. In response to such reports, management began an informal review of the Company’s past stock option grant practices. On June 7, 2006, the SEC sent a letter to the Company requesting a voluntary production of documents relating to past option grants (1997 to the present). On June 9, 2006, the Company’s Board of Directors appointed a Special Committee of three independent directors to conduct a formal investigation into past stock option grants and practices. The Special Committee retained independent legal counsel and independent forensic and technical specialists to assist in the investigation. We subsequently received on June 26, 2006; a federal court grand jury subpoena initiated by the U.S. Attorney’s Office requesting production of documents relating to our past stock option grants and practices (1995 to the present).

The Special Committee’s investigation was completed on September 28, 2006, with the delivery of the Committee’s final report on that date. The investigation covered options grants made to all employees, directors and consultants during the period from January 1995 through June 2006. The Special Committee determined that the last option grant for which the measurement date was found to be in error was made in February 2004.

Specifically, the Special Committee determined that (1) there was an insufficient basis to rely on the Company’s process and relating documentation to support recorded measurement dates used to account for most stock options granted primarily during calendar years 1998 through 2003; (2) the Company had numerous grants made by means of unanimous written consents signed by Board or Compensation Committee members wherein all the signatures of the members were not received on the grant date specified in the consents; and (3) the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date.

The Special Committee also found that, during the period from April 2002 through February 2004, the Company followed a practice to set the grant date and exercise price for option grants for new hires and promotions of rank and file employees (non-officer employees) at the lowest price of the first five business days of the month following the month of their hire or promotion. The net impact of this practice was an aggregate charge of less than $400,000.

The Special Committee’s inquiry also identified less frequent errors in other categories that the Company believes were not material, such as grants made to a small number of employees who had not formally commenced their employment as of the grant approval date, and modifications or amendments made to then-existing options that were not properly accounted. The Special Committee also identified isolated instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued.

The Special Committee received the Company’s full cooperation, and appropriate cooperation from our former officers and directors. As part of its investigation, the Committee, through the assistance of independent counsel and independent forensic and technical advisors, interviewed numerous current and former Company employees, officers and directors associated with our current and past stock option grant practices and processes, and reviewed more than 100,000 pages of hard copy, electronic communications and files, and SEC filings, as well as stock option plans, policies and practices relating to our approval, recording and accounting of stock option grants. The Special Committee completed its investigation consistent with its original scope and work plan, and found no evidence of any intention to deceive or impede the Committee’s investigation or to destroy or alter documents.

The Special Committee found no evidence that any incorrect measurement dates was the result of fraudulent conduct, and concluded that the errors in measurement dates it reviewed resulted primarily from a combination of unintentional errors, lack of attention to timely paperwork, and lack of internal control over aspects of equity plan administration (including lack of oversight in applying the applicable accounting rule in connection with determining measurement dates) during the period in which the errors occurred

Based on results of the Special Committee’s investigation, the Company recorded stock-based compensation charges, and additional payroll taxes with respect to its employee stock option grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to any of the fiscal years ended March 31, 2002 through 2006, the Company deemed it appropriate to record the charges in the relevant periods. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million or $0.00 per share in fiscal 2005 and a net benefit of $0.8 million or $0.02 per share in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004.

The option grant investigation was time-consuming, required Asyst to incur significant additional expenses, estimated to be approximately $4.0 to $5.0 million over the first three quarters of our fiscal year 2007, and required significant management attention and resources during this period.

As a result of the delay in filing this Form 10-K and the Form 10-Q for our fiscal quarter ended June 30, 2006, we have received notices from the NASDAQ Global Market to the effect that our common stock would be de-listed unless prior to November 30, 2006, we file this Form 10-K and the Form 10-Q for the fiscal quarter ended June 30, 2006, with any required restatements. For further information, see Note 15 in Notes to the Consolidated Financial Statements.

As noted above, in June 2006, the SEC and the United States Justice Department initiated inquiries relating to the option grant practices that were the subject to the Special Committee’s investigation described above. We intend to cooperate fully with these inquiries.

In addition, certain of the Company’s current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company is sought.

We are not able to predict the future outcome of these governmental inquiries and legal actions. These matters could result in significant legal expenses, diversion of management’s attention from our business, commencement of formal civil or criminal administrative or litigation actions against Asyst or our current or former employees or directors, significant fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business. The SEC may also disagree with the manner in which we have accounted for and reported (or not reported) the financial impact of past option grant measurement date errors or other potential accounting errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing of our subsequent SEC reports, and consequent risks of defaults under debt obligations and de-listing of our common stock.

As a result of the delay in filing this report and the Form 10-Q for our fiscal quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.

If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Item 9A of Part II below. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed.

Item 9A of Part II reports our conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2006, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that are subject to our continuing remediation efforts. The information below should be read in conjunction with Item 9A and the report of our independent registered public accounting firm appearing at the end of our financial statements included in Item 8 of Part II.

In our Form 10-K filed June 29, 2005, the first year we included an internal control report, we also reported that our disclosure controls and procedures and internal control were not effective. However, last year we reported eleven separately described material weaknesses. We describe in Item 9A of this report two material weaknesses. We believe we have made substantial progress in remediating previously reported material weaknesses.

We are devoting now, and will likely need to continue to devote in the near future, significant resources in our efforts to achieve effective internal control. These efforts have been and may continue to be costly. We cannot assure that these efforts will be successful. Until we have fully remediated the material weaknesses referred in Item 9A, we may face additional risks of errors or delays in preparing our consolidated financial statements and associated risks of potential late filings of periodic reports, NASDAQ listing standard violations, risks of correcting previously filed financial statements, increased expenses, and possible private litigation or governmental proceedings arising from such matters.

If we fail to manage effectively our ASI subsidiary, our sales and profitability of AMHS could be adversely affected and the sales mix between AMHS and our other products could affect our overall financial performance.

Net sales of AMHS accounted for approximately 64 percent and 62 percent of our net sales for the years ended March 31, 2006 and 2005, respectively, and is expected to be an important component of our future sales. Substantially all of our AMHS sales are through our majority-owned subsidiary, ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003 and increased our holdings to 95.1% during the second quarter of fiscal year 2007.

Orders for AMHS are relatively large, often exceeding $20.0 million for a given project or for an extension of a project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacturing and the installation of these systems at our customers’ facilities can take up to six months or longer.

Accordingly, we recognize revenue and costs for AMHS based on percentage-of-completion analysis because the contracts are long-term in nature. Payments under these contracts often occur well after we incur our manufacturing costs. For example, terms for some of our Japanese AMHS customers typically require payment to be made six months after customer acceptance and in some cases longer. The consequence of the AMHS payment cycle is that significant demands can be placed on our working capital, prior to our receipt of customer payments. Our ability to fund working capital requirements at ASI through available cash may be dependent on the timing of customer payments and our ability to collect outstanding receivables. In addition, our ability to raise working capital at ASI, through short-term borrowing, inter-company transfers or other means, may be limited by covenants and other restrictions under our various credit facilities. Accordingly, our overall financial performance will therefore be affected by the sales mix between AMHS and other products and our ability to effectively manage AMHS projects and working capital requirements and means in a given period.

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

ASI sells AMHS to FPD manufacturers.  While we believe sales to the FPD industry represents a significant opportunity for growth, the size of this market opportunity depends in large part on capital expenditures by FPD manufacturers. The market for FPD products is highly cyclical and has experienced periods of oversupply, resulting in unpredictable demand for manufacturing and automation equipment. If the FPD market enters into a cyclical downturn, demand for AMHS by the FPD market may be significantly reduced, impacting our growth prospects, sales and gross margins in this market. In addition, competition may limit our ability to achieve and maintain relative pricing and gross margin performance consistent with our objectives or past performance, and this could affect our ability to remain profitable.

As a relatively new entrant to the FPD equipment market, we do not have the customer relationships some of our competitors have. Similarly, our relative inexperience in the FPD industry may cause us to misjudge important trends and dynamics in this market. If we are unable to anticipate future customer needs in the FPD market, our growth prospects may be adversely affected.

Our gross margins on 300mm products may be lower, which could adversely affect our ability to remain profitable.

The gross margins on our 300mm products face increased pressure and we sell a greater percentage of our non AMHS 300mm products to OEMs rather than directly to semiconductor manufacturers. Manufacturing costs are generally higher in the early stages of new product introduction and typically decrease as demand increases, due to better economies of scale and efficiencies developed in the manufacturing processes. We cannot, however, be assured that we will see such economies of scale and efficiencies in our future manufacturing of 300mm products, which will be supplied primarily by contract manufacturers for our Fab Automation Products. SEMI standards for 300mm products have enabled more suppliers to enter our markets, thereby increasing competition and creating further pricing pressures. Sales to OEMs typically have lower gross margins. These factors may prevent us from achieving or maintaining similar relative pricing and gross margin performance on 300mm products as we have achieved on other products and could adversely affect our ability to remain profitable.

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

When demand for semiconductor manufacturing equipment is strong, suppliers, both U.S. and international, strain to provide components on a timely basis. We have outsourced the manufacturing of many of our products, and disruption or termination of supply sources to our contract manufacturers could have a serious adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a limited group of suppliers, or in some cases may come from a single supplier. A prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases for components and, as a result, could decrease our margins and negatively impact our financial results.

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

The markets in which we sell our products comprise a relatively small number of OEMs, semiconductor manufacturers and FPD manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycle to a new customer can last up to twelve months or more from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. With reference to sales to fab customers, a significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. In the case of sales to OEMs, these orders, either large or small in size are typically received with very short lead times. If we are not able to meet these short customer delivery requirements, we could potentially lose the order. Our customers normally provide forecasts of their demand and in many cases, the Company will incur costs to be able to fulfill customers’ forecasted demand, however there can be no assurances that the customers’ forecast will be accurate and it may not lead to a subsequent order. Generally, our customers may cancel or reschedule shipments with limited or no penalty.

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

We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to take reasonable steps to protect our patent rights, the filing process is time-consuming and we cannot assure you that we will be able to file timely our patents and other intellectual property rights. In addition, we cannot assure you our patents and other intellectual property rights will not be challenged, invalidated or voided, or that the rights granted there under will provide us with competitive advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others. In addition, enforcement of our rights could impose significant expense and result in an uncertain or non-cost-effective determination or confirmation of our rights.

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

A significant portion of our net sales is attributable to sales outside the United States, primarily in Taiwan, Japan, China, Korea, Singapore and Europe. International sales were approximately 81 percent, 82 percent and 79 percent for fiscal years 2006, 2005 and 2004, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Concentration in sales to customers outside the United States increases our exposure to various risks, including:

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

Although we invoice a significant portion of our international sales in United States dollars, we invoice our sales in Japan in Japanese yen. Future changes in the exchange rate of the U.S. dollar to the Japanese yen may adversely affect our future results of operations. We have not engaged in active currency hedging transactions; however, we are commencing a limited hedging program in the first quarter of fiscal year 2007. Nonetheless, as we expand our international operations, we may allow payment in additional foreign currencies and our exposure to losses due to foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products and manufacturing costs or reduce our customers’ ability to purchase our products.

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

We have continued to experience unexpected turnover in our finance department, and this has had an adverse impact on our business; if we lose any of our key personnel or are unable to attract, train or retain qualified personnel, our business would be further harmed.

Our chief financial officer gave notice of resignation in May 2006. Our controller and at the time acting principal accounting officer gave notice of resignation in September 2006. In addition our chief operating officer also gave notice of resignation in May 2006. We did not receive any notice to the effect that any of these resignations was triggered by or related to past option grants or practices.

The resignation of the two finance officers contributed in part to the delay (described elsewhere in this report) in preparing and filing this report on Form 10-K and the Form 10-Q for the fiscal quarter ended June 30, 2006. We have not been able in the months following May 2006 to recruit successfully a permanent successor to our chief financial officer. We therefore retained outside financial consulting assistance in connection with the analysis of the financial impact of past incorrect measurement dates for certain stock option grants described in this report, which added to the operating expenses incurred in connection with the delayed filings and further contributed to the delay in preparing and filing the SEC reports. We also recently retained Richard H. Janney to serve as our interim chief financial officer and interim principal accounting officer.

In the past 5 years, we have had significant turnover in the chief financial officer, controller and other key positions in our headquarters finance department, and in certain key finance positions at ASI in Japan. If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weaknesses in internal control over financial reporting, and direct and indirect consequences of these weaknesses, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.

As a general matter, our future success depends, in large part, on the continued contributions of our senior management and other key personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel is bound by written employment contracts to remain with us for a specified period. In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or key personnel could harm our business.

Our future success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel, and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. If we fail to do this, our business could be harmed.

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

Brooks and TDK are our primary competitors in the area of loadports. Our SMART-Traveler System products face competition from Brooks and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze and Yasukawa-Super Mecatronics Division. In the area of AMHS, we face competition primarily from Daifuku Co., Ltd. and Murata Co., Ltd. Our wafer sorters compete primarily with products from Recif, Inc. and Rorze. We also face competition for our software products from Cimetrix and Brooks. In addition, the industry transition to 300mm wafers is likely to draw new competitors to the fab automation and AMHS markets. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies, as well as new competition from semiconductor equipment companies.

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

Item 1B — Unresolved Staff Comments

Not applicable

Item 2 — Properties

We are headquartered in Fremont, California and maintain the following facilities:

		Square
		Footage
Location	Functions	(Approximate)	Lease Expiration	Facilities by Segments

Fremont, California	Corporate headquarters	95,000	March 2013	Fab Automation/AMHS
Fremont, California	Repair and maintenance	35,000	February 2008	Fab Automation/AMHS
Andover, Massachusetts	Sales and support	5,000	April 2009	Fab Automation
Richardson, Texas	Sales and support	2,000	May 2009	Fab Automation
Austin, Texas	Sales and support, R&D	3,000	June 2008	Fab Automation
Nagoya, Japan	Administration, manufacturing, R&D	65,000	Owned	Fab Automation/AMHS
Nagoya, Japan	Administration, manufacturing	7,000	December 2008	Fab Automation
Nagoya, Japan	Warehouse	7,000	March 2008	Fab Automation
Hsin-Chu City, Taiwan	Administration, sales and support	7,000	May 2007	Fab Automation/AMHS
Genting, Singapore	Sales and support	2,000	September 2008	Fab Automation
Ise, Japan	Administration, manufacturing, R&D	176,000	June 2011	AMHS
Tokyo, Japan	Sales and support	4,000	May 2008	AMHS

The facilities listed above are structurally sound and well maintained and are adequate for our needs for the foreseeable future.

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

Following remand, the Company filed a motion for summary judgment that defendants infringe several claims of the ’421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31,

2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denied defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ’421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. §271(f). At a case management conference held June 23, 2006, the Court set a trial date of December 1, 2006. In the interim, the defendants continue to assert certain defenses, and are seeking a reexamination by the Patent and Trademark Office of the claims in suit. A reexamination could significantly narrow or invalidate our patents in suit, or significantly narrow or preclude entirely damages recoverable by us in this action. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.

On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ASI. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “ ‘677 Patent”), and seeks monetary damages against both Shinko and ASI in an amount to be determined. The suit alleges infringement of the ‘677 Patent by elements of identified Shinko products and of ASI’s Over-head Shuttle and Over-head Hoist Transport products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to a mutual defense of the claims.

As noted earlier, the Company received a letter dated June 7, 2006, from the SEC requesting that Asyst voluntarily produce documents relating to stock options granted from January 1, 1997 to the present. The Company is cooperating in the SEC’s inquiry. On June 26, 2006, the Company received a grand jury subpoena of the same date from the United States District Court for the Northern District of California, requesting the production of documents relating to the Company’s past stock option grants and practices for the period from 1995 to the present. The Company intends to cooperate fully with the U.S. Attorney’s office and is responding to this subpoena. Due to the inherent uncertainties involved with such investigations, the Company cannot accurately predict the ultimate outcome of these governmental inquiries.

In addition, certain of the current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995. Both Actions assert causes of action for breach of fiduciary duty, unjust enrichment, corporate waste, abuse of control, gross mismanagement, accounting, rescission and violations of Section 25402 et. seq.  of the California Corporations Code. The Federal Action also alleges that certain of the current and former defendant directors and officers breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated there under, and Section 20(a) of the Exchange Act. Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company is sought. The Company has engaged outside counsel to represent it in the government inquiries and pending lawsuits.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of March 31, 2006.

Item 4 — Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter.

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NASDAQ de-listing hearing

On June 30, 2006, the Company received a letter from the NASDAQ Listing Qualifications Department indicating that, because of the Company’s previously announced delay in timely filing its Annual Report on Form 10-K for its fiscal year ended March 31, 2006, the Company is not in compliance with the filing requirements for continued listing on NASDAQ as set forth in NASDAQ Marketplace Rule 4310(c) (14).

The Company received a second letter from the NASDAQ Listing Qualifications Department dated August 14, 2006, indicating that the Company was not in compliance with the filing requirements for continued listing on the NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 4310(c) (14). This second notice was caused by the Company’s delay in filing its quarterly report on Form 10-Q for its quarter ended June 30, 2006.

As a result, the Company’s common shares are subject to delisting from the NASDAQ Global Market.

On September 26, 2006, the Company disclosed on Form 8-K that it had received a letter dated September 21, 2006, from the NASDAQ Listing Qualifications Hearings department stating that a NASDAQ Listing Qualifications Panel has determined to continue the listing of Asyst’s common stock on the NASDAQ Global Market, subject to the conditions that:

•	On or before September 27, 2006, the Company submits supplemental information outlined in the letter concerning the previously announced Special Committee investigation into stock option grants and practices; and

•	On or before November 30, 2006, the Company files its Form 10-K for the fiscal year ended March 31, 2006, its Form 10-Q for the quarter ended June 30, 2006, and all required restatements (if any).

On September 27, 2006, Asyst submitted to NASDAQ the supplemental information requested from the Company.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ASYT.” The price per share reflected in the following table represents the range of high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated. Prior to July 1, 2006, this market was called the NASDAQ National Market.

	High	Low

Fiscal year ended March 31, 2005
First quarter	$10.51	$6.30
Second quarter	$10.45	$4.15
Third quarter	$5.68	$3.68
Fourth quarter	$5.34	$3.93
Fiscal year ended March 31, 2006
First quarter	$4.89	$3.12
Second quarter	$5.49	$4.41
Third quarter	$6.53	$3.84
Fourth quarter	$11.20	$5.55

Approximate Number of Equity Security Holders

There were approximately 281 holders on record of our common stock as of September 30, 2006.

Dividends

We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We have not purchased any of our equity securities during the quarter or fiscal year ended March 31, 2006.

Item 6 — Selected Financial Data

Fiscal Year-end Dates

Effective as of February 18, 2005, we changed our fiscal year-end date from the last Saturday in March to March 31. Accordingly, fiscal years 2005 and 2006 ended on March 31, 2005 and 2006, respectively, and fiscal year 2004 ended on March 27, 2004. For convenience of presentation and comparison to current and prior fiscal years ended March 31, we refer throughout this report to the fiscal year ended March 31, 2004. However, all references to our fiscal year ended March 31, 2004 mean our actual fiscal year ended March 27, 2004.

Selected Consolidated Financial Data

As detailed in Note 2 in Notes to the Consolidated Financial Statements in Item 8 below, and elsewhere in this report, the Company is restating its consolidated financial statements for the years ended March 31, 2005 and 2004, as well as the selected financial data for the years ended March 31, 2003 and 2002. The restatement is to record additional non-cash stock-based compensation expense resulting from stock options granted during fiscal years 1995 to 2004 that were incorrectly accounted for under GAAP. Accordingly, all prior financial statements and related communications for the period from January 1, 1995 through the fiscal year ended March 31, 2001 should not be relied upon.

We acquired companies in fiscal years 2004, 2003 and 2002 and our implementation of SAB No. 101, SFAS No. 142 and SFAS No. 144 has impacted the year-over-year comparability of the selected financial data. The following tables reflect selected consolidated financial data: the data reflected for fiscal years 2003 and 2002 is unaudited.

	March 31,
	2006	2005	2004	2003	2002
		(As restated)	(As restated)	(As restated)	(As restated)
	(in thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents and short-term investments	$109,926	$101,180	$117,860	$96,214	$79,577
Total assets	415,294	483,774	472,864	395,225	352,160
Long-term debt and capital leases, net of current portion	87,168	88,750	91,074	114,812	90,331
Shareholders’ equity	87,679	89,717	102,252	62,622	167,185

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002
		(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$459,221	$612,987	$301,642	$259,495	$183,234
Gross profit	161,246	122,215	53,370	74,637	40,463
In-process research and development of acquired businesses	—	—	—	7,832	2,000
Income (loss) from operations	32,286	(17,829)	(86,489)	(86,581)	(136,123)
Gain on sale of wafer and reticle carrier product line	—	—	—	28,420	—
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(104)	(17,743)	(82,616)	(122,607)	(99,937)
Discontinued operations, net of income tax	—	—	—	(21,096)	(51,403)
Net loss	(104)	(17,743)	(82,616)	(143,703)	(151,340)
Net loss per share from continuing operations before discontinued operations and cumulative effect accounting of a change in principle:
Basic and diluted	$(0.00)	$(0.37)	$(1.98)	$(3.27)	$(2.85)

Discontinued operations, net of income taxes	$—	$—	$—	$(0.56)	$(1.45)

Shares used in earnings per share calculation:
Basic and diluted	47,972	47,441	41,805	37,489	35,373

Comparability of annual data is affected by the following items which occurred during fiscal years 2006, 2005, 2004, 2003, and 2002:

Stock-based compensation and related payroll tax expenses (benefits) of $0.3 million, $0.2 million, $(0.8) million, $3.0 million and $4.0 million were recorded in cost of sales and other operating expenses in fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

These charges resulted from the investigation which began in June 2006, relating to the dating of stock option awards granted from fiscal year 1995 through fiscal year 2006. In addition, an income tax benefit of $1.6 million in fiscal year 2002 and an income tax expense of $4.9 million in fiscal year 2003 also resulted from the stock-based compensation expenses recorded after the investigation. The increase (decrease) in net loss per share, relating to stock-based compensation charges resulting from the investigation, net of related payroll and income taxes was $0.01 per share, $0.00 per share, $(0.08) per share, $0.21 per share and $0.07 per share in fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

Total assets at March 31, 2002 were restated to reflect a deferred tax asset of $7.8 million, relating to the stock compensation and payroll tax charges arising from the investigation.

Shareholders’ equity at March 31, 2002, 2003, 2004 and 2005 was restated to reflect the impact of adjustments of $2.2 million, $5.4 million, $0.9 million and $0.2 million, respectively, relating primarily to deferred tax assets, accrued payroll taxes and stock compensation charges.

Asset impairment charges of $4.6 million, $6.9 million, $15.5 million and $40.5 million were recorded in fiscal years 2005, 2004, 2003 and 2002, respectively. These charges relate to write-downs in the value of goodwill, intangibles and land held for sale.

A reserve for net deferred tax assets of $67.6 million was recorded in fiscal year 2003.

Loss contract accruals of $1.3 million and $7.3 million were recorded at ASI in fiscal years 2005 and 2004, respectively. Loss reserves and loss on sale of the AMP and SemiFab subsidiaries of $6.6 million and $5.9 million, respectively, were recorded in fiscal year 2003.

Restructuring and other charges of $1.8 million, $6.6 million, $7.0 million and $8.2 million were recorded in fiscal years 2005, 2004, 2003 and 2002, respectively. These charges were primarily for severance, excess facility and asset impairment charges related to workforce reductions and consolidation of our facilities.

We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future on our common stock.

Refer to the consolidated financial statements contained in this Form 10-K for further disclosure of the above items.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Item 1A Risk Factors” and elsewhere in this Annual Report.

Our Past Stock Option Grant Practices, and Need to Restate our Financial Statements

We delayed the filing of this Form 10-K, pending completion of a previously announced independent investigation into our past stock option grant practices, being conducted by a Special Committee of our Board of Directors. Due to this delay and review, we have experienced substantial additional risks and costs.

The Special Committee’s investigation was completed on September 28, 2006, with the delivery of the Committee’s final report on that date. The investigation covered option grants made to all employees, directors and consultants during the period from January 1995 through June 2006. A key purpose of the investigation was to determine the correct measurement dates under applicable accounting principles for these options. The “measurement date” means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25 (“APB No. 25”), and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s purchase price.

The Special Committee found instances wherein incorrect measurement dates were used to account for certain option grants. The Special Committee concluded that none of the incorrect measurement dates was the result of fraud. The last option grant for which the measurement date was found to be in error was made in February 2004.

Specifically, the Special Committee determined that (1) there was an insufficient basis to rely on the Company’s process and relating documentation to support recorded measurement dates used to account for most stock options granted primarily during calendar years 1998 through 2003, (2) the Company had numerous grants made by means of unanimous written consents signed by Board or Compensation Committee members wherein all the signatures of the members were not received on the grant date specified in the consents and (3) the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date.

The Special Committee also found that, during the period from April 2002 through February 2004, the Company set the grant date and exercise price of rank and file employee option grants for new hires and promotions at the lowest price of the first five business days of the month following the month of their hire or promotion. The net impact of this practice was an aggregate charge of less than $400,000.

The Special Committee identified isolated instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued. For example, the Committee determined that on two occasions, the Company granted options to directors that exceeded the annual “automatic” grant amount specified in the applicable plan. On another occasion, a grant to a director was approved one day before the individual became a director. In addition, one grant was made to an officer of the Company by the chief executive officer under delegated authority; however, under the terms of the applicable plan, the option grant should have been made by the Company’s Board or its Compensation Committee. There were also isolated instances where option grants were made below fair market value. The applicable stock option plans require that option grants must be made at fair market value on the date of grant. However, the Committee did not find any evidence that these violations were committed for improper purposes.

The Special Committee found no evidence that any incorrect measurement dates was the result of fraud. The Special Committee concluded that the errors in measurement dates it reviewed resulted primarily from a combination of unintentional errors, lack of attention to timely paperwork, and lack of internal control over aspects of equity plan administration (including lack of oversight in applying the accounting rule described above in connection with determining measurement dates) during the period in which the errors occurred

Based on results of the Special Committee’s investigation, the Company recorded stock-based compensation charges, and additional payroll taxes with respect to its employee stock option grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to the fiscal years ended March 31, 2005 and 2004, the Company deemed it appropriate to record the charges in the relevant periods. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million ($0.00 per share) in fiscal 2005 and a net benefit of $0.8 million ($0.02 per share) in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004.

During the fiscal year ended March 31, 2006, the Company recorded a net charge of approximately $0.3 million relating to the re-measurement of stock options resulting from the investigation. At March 31, 2006, the remaining unamortized deferred stock-based compensation charge to be recognized in future periods was less than $0.1 million.

In view of its history of operating losses, the Company has maintained a full valuation allowance on its US deferred tax assets since fiscal 2003. As a result, there is no material income tax impact relating to the stock-based compensation and payroll tax expenses recorded by the Company resulting from the investigation of the Special Committee during fiscal years 2004, 2005 and 2006. Additionally, there was no material impact of Section 409A and Section 162(m) limitations on deduction of executive stock compensation for fiscal years 2004, 2005 and 2006.

As a result of the findings described above, our restated consolidated financial statements reflect a cumulative increase in net loss of approximately $18.8 million for the fiscal years 1995 through 2005, consisting of non-cash adjustments to stock-based compensation expense resulting from the stock option grant and exercise practices discussed above, together with payroll and income tax impact. These expenses resulted in an increase to our accumulated deficit. Adjustments are also reported in our consolidated statements of operations in subsequent periods based on the accounting treatment for exercises, modifications and expenses recognized over the remaining option vesting periods.

We have increased (decreased) previously reported net loss by an aggregate amount of $0.2 million and $(0.8) million for the years ended March 31, 2005 2004, respectively. The adjustments increased (reduced) previously reported basic and diluted net loss per common share by $0.00 and $(0.02) for the years ended March 31, 2005 and 2004, respectively. The cumulative effect of the restatement adjustments on our consolidated balance sheet at March 31, 2003 resulted in an increase in accumulated deficit of approximately $19.5 million, an increase in deferred stock-based compensation of approximately $4.7 million and an increase in additional paid-in capital of approximately $18.7 million, resulting in a net decrease in total stockholders’ equity of approximately $5.4 million.

Cost of Restatement and Legal Activities

The option grant investigation was time-consuming, required Asyst to incur significant additional expenses, estimated to be approximately $4.0 to $5.0 million over the first three quarters of our fiscal year 2007, and required significant management attention and resources during this period. The delay in filing this Form 10-K and the Form 10-Q for our fiscal quarter ended June 30, 2006 has also triggered a purported notice of default from the indenture trustee for our outstanding convertible notes.

In May 2006, certain analysts published reports suggesting that Asyst may have granted stock options in the past with favorable exercise prices in certain periods compared to stock prices before or after grant date. Subsequently, in early June 2006, the SEC and the United States Justice Department initiated inquiries relating to the option grant practices that were the subject to the Special Committee’s investigation described above. In addition, certain of the current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought.

We are not able to predict the future outcome of these governmental inquiries and legal actions. These matters could result in significant legal expenses, diversion of management’s attention from our business, commencement of formal civil or criminal administrative or litigation actions against Asyst or current or former employees or directors, significant fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business. The SEC may also disagree with the manner in which we have accounted for and reported (or not reported) the financial impact of past option grant measurement date errors or other potential accounting errors, and there is a risk that its investigation could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not presently contemplated. Any such circumstance could also lead to future delays in filing of our subsequent SEC reports, and consequent risks of defaults under debt obligations and de-listing of our common stock.

Overview

We develop, manufacture, sell and support integrated automation systems, primarily for the worldwide semiconductor and FPD manufacturing industries.

We principally sell directly to the semiconductor and FPD manufacturing industries. We also sell to OEMs that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process.

Our functional currency is the U.S. dollar, except for our Japanese operations and their subsidiaries where our functional currency is the Japanese Yen. The assets and liabilities of these Japanese operations and their subsidiaries are generally translated using period-end exchange rates. Translation adjustments are reflected as a component of “Accumulated other comprehensive income (loss)” in our consolidated balance sheets.

On October 16, 2002, we established a joint venture with Shinko, called ASI. The joint venture develops, manufactures, sells and supports AMHS, with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and retained the remaining 49.0 percent interest. We acquired ASI to enhance our presence in the 300mm AMHS and flat panel display markets. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141 and, accordingly, the results of ASI are included in the consolidated financial statements for the periods subsequent to its acquisition. We now own 95.1% of ASI as a result of a purchase of shares in July 2006 described in Item 1 of this report.

We have two reportable segments:

The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems, semiconductor and flat panel display products.

The Fab Automation Product segment, which consists principally of the entire ATI operations, includes interface products, auto-ID systems, substrate-handling robotics, sorters, connectivity software, and CFT.

We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2006, may not be indicative of future operating results.

We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

Internal Control Matters

We conclude in Item 9A of this Form 10-K that our disclosure controls and procedures, and internal control over financial reporting were not effective as of March 31, 2006, the end of our fiscal year covered by this annual report. Item 9A provides a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control and other related information.

See also in Item 1A — Risk Factors “If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our Company could be materially and adversely affected.”

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

We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants (“AICPA”), Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage-of-completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue and unbilled receivables each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. The unbilled receivables amount is reclassified to trade receivables once invoice is issued. We disclose material changes in our financial results that result from changes in estimates.

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

We account for software revenue in accordance with the AICPA SOP 97-2, “Software Revenue Recognition.” Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is probable.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts, as well as a portion of the reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 100.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us.

Inventory Reserves

We evaluate the recoverability of all inventory, including raw materials, work-in-process, finished goods and spare parts, to determine whether adjustments for impairment are required. Inventory which is obsolete or in excess of our demand forecast is fully reserved. Such provisions, once established, are not reversed until the related inventories have been sold or scrapped. If actual demand is lower than our forecast, additional inventory write-downs may be required. We outsource a majority of our Fab Automation Product manufacturing to Solectron. As part of the arrangement, Solectron purchases inventory for our benefit and we may be obligated to acquire inventory purchased by Solectron if the inventory is not used over certain specified periods of time. No revenue is recorded for the sale of inventory to Solectron and any inventory buyback in excess of our demand forecast is fully reserved.

Goodwill and Other Intangible Assets

We perform an annual goodwill impairment test in the third quarter of each fiscal year using a two-step process. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. To determine the amount of the impairment, we estimate the fair value of our reporting segments that contain goodwill, based primarily on expected future cash flows, reduce the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compare the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeds the unallocated fair value of the business, an impairment expense is recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with Financial Accounting Standards Board Statement (“FASB”)of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” (“ SFAS No. 144”).

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived tangible assets in accordance with SFAS No. 144. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets is based on the fair value of the assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

Results of Operations

Comparison of Sales, Gross Profit, Expenses, Interest & Other, and Taxes

The following table sets forth our statements of operations components, expressed as a percentage of net sales for the periods indicated:

	Fiscal Year Ended March 31,
	2006	2005	2004
		(As restated)	(As restated)

NET SALES	100.0%	100.0%	100.0%
COST OF SALES	64.9%	80.1%	82.3%

GROSS PROFIT	35.1%	19.9%	17.7%
OPERATING EXPENSES:
Research and development	6.1%	5.7%	12.0%
Selling, general and administrative	18.4%	12.7%	23.3%
Amortization of acquired intangible assets	3.6%	3.3%	6.7%
Restructuring and other charges (credits)	(0.0)%	0.3%	2.2%
Asset impairment charges	0.0%	0.8%	2.2%

Total operating expenses	28.1%	22.8%	46.4%

INCOME (LOSS) FROM OPERATIONS	7.0%	(2.9)%	(28.7)%
INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	0.6%	0.3%	0.3%
Interest expense	(1.5)%	(1.1)%	(2.4)%
Other income (expense), net	1.1%	0.7%	(0.1)%

Interest and other (expense), net	0.2%	(0.1)%	(2.2)%
INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES AND MINORITY INTEREST	7.2%	(3.0)%	(30.9)%

BENEFIT FROM (PROVISION FOR) INCOME TAXES	(4.1)%	0.3%	2.0%
MINORITY INTEREST	(3.1)%	(0.2)%	1.5%

NET LOSS	(0.0)%	(2.9)%	(27.4)%

The following is a summary of our net sales, costs of sales, gross profit and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Fiscal Year Ended March 31,
		2005			2004
	2006	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)

AMHS:
Net sales	$294,483	$380,596	$—	$380,596	$168,510	$—	$168,510
Cost of Sales	196,571	333,956	—	333,956	145,636	—	145,636

Gross Profit	$97,912	$46,640	$—	$46,640	$22,874	$—	$22,874

Income (loss) from operations	$47,782	$844	$—	$844	$(19,245)	$—	$(19,245)

Fab Automation Products:
Net sales	$164,738	$232,391	$—	$232,391	$133,132	$—	$133,132
Cost of Sales	101,404	156,774	42	156,816	102,817	(181)	102,636

Gross Profit	$63,334	$75,617	$(42)	$75,575	$30,315	$181	$30,496

Income (loss) from operations	$(15,496)	$(18,472)	$(201)	$(18,673)	$(68,077)	$833	$(67,244)

Consolidated:
Net sales	$459,221	$612,987	$—	$612,987	$301,642	$—	$301,642
Cost of Sales	297,975	490,730	42	490,772	248,453	(181)	248,272

Gross Profit	$161,246	$122,257	$(42)	$122,215	$53,189	$181	$53,370

Income (loss) from operations	$32,286	$(17,628)	$(201)	$(17,829)	$(87,322)	$833	$(86,489)

Net Sales

Net sales for the fiscal year ended March 31, 2006 were $459 million, a decrease of $154 million or 25 percent, from the prior year. Selling price erosion was not a primary contributor to the decrease in net sales for the period. The decrease in fiscal year 2006 sales volume was attributable to sales decreases in our AMHS segment of $86 million, primarily due to FPD declines of $132 million and 200mm products of $5 million. The FPD decline was the result of completion of a very large project in the prior year. This was partially offset by sales volume increases of $27 million for services and sales of our 300mm product line increasing by an additional $24 million.

Net sales from the Fab Automation Products segment were $165 million, a decrease of $68 million, or 29 percent from prior year. The sales decreases in our Fab segment of $68 million were primarily due to sales volumes of 200mm products decreasing by $37 million and 300mm products and services decreasing by $14 million.

Net sales for the fiscal year ended March 31, 2005 were $613 million, an increase of $311 million, or 103 percent, from fiscal year 2004. The increase in fiscal year 2005 sales were primarily attributable to sales volume increase in AMHS and 200mm SMIF products sold to semiconductor manufacturers. Net sales from the Fab Automation Products segment were $232 million, an increase of $99 million or 75 percent from prior year. Net sales from the AMHS segment were $380 million, an increase of $212 million or 126 percent from the prior year. This increase was primarily attributable to higher sales to FPD manufacturers in fiscal year 2005.

Sales by geographic region (in thousands).

	Fiscal Year Ended March 31,
	2006	2005	2004

United States	$87,266	$112,923	$63,863
Japan	183,079	146,752	83,778
Taiwan	109,174	230,334	46,211
Korea	21,123	30,240	45,785
Other Asia/Pacific	27,336	70,879	41,381
Europe	31,243	21,859	20,624

Total	$459,221	$612,987	$301,642

Our sales in the United States have trended with the balance of the semiconductor industry over the past three fiscal years, with a substantial increase in FY05, then a reduction in FY06. The Japanese market for our products continues to improve, with sales in our AMHS segment increasing at a moderate rate and our Fab Automation Products segment sales increasing slightly. The most significant changes, based on dollar values, as well as on a percentage basis, have been in the Taiwan market. The large increase in FY05, compared to FY04, was due to a $160 million FPD project in FY05, and while the decrease in FY06, compared to FY05, is substantial, the Taiwan market is still a large portion of our sales and we expect this to continue. The European market has been our smallest sales area, but continues to expand and we expect this trend to continue as well, due in part to greater acceptance by both the OEMs, as well as Fabs for our Spartan sorter and related products.

Gross Profit

Because the semiconductor capital equipment industry is subject to rapid fluctuations in demand, we have continued to make significant reductions and changes in our manufacturing operations to decrease the fixed component of our manufacturing costs and improve our margins during downturns. In fiscal year 2006, we continued to reduce our fixed manufacturing costs across all business lines, with gross profit increasing by $39 million, even though net sales decreased by $153 million compared to the prior year. A major factor contributing to our gross margin improvement, is based on our POC revenue model at ASI, with completion of projects in FY06 that had begun in FY05 or earlier and the related recognition of revenue that had been deferred or unbilled. In fiscal year 2005, we also worked on a very large FPD project that had lower margins, thereby explaining the improved product mix and overall gross margin as a percent of net sales in fiscal 2006, compared to fiscal 2005. In fiscal year 2005, we had reductions in workforce, in both U.S. and international operations, and completed the transition of all of our U.S. manufacturing operations to Solectron and received the benefits of those activities during fiscal years 2005 and 2006.

Our gross profit was $161 million, $122 million and $53 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. This represented 35 percent, 20 percent and 18 percent of net sales for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The increase in gross margin in fiscal year 2006 was due to gross margin improvement in both the Fab Automation Products as well as the AMHS segments. The Fab Automation Products income from operations were also improved through the sale of previously reserved inventory in the amount of $3 million. The gross margin improvement was attributable to continued product cost reductions through outsourced manufacturing and a lower cost supply chain. The fiscal year 2005 gross margin for AMHS was 12 percent compared with 14 percent in fiscal year 2004. The decrease of 2 percent in AMHS gross margin was due to the increase in mix of flat panel display sales that had lower margins than semiconductor sales.

We expect 300mm product sales to continue to increase as a percentage of our sales mix, although quarterly fluctuations are likely. Swings in product mix may impact our gross margins on a quarter-over-quarter basis. Through cost reduction initiatives and our outsourcing strategy, we expect continuing improvement in our 300mm gross margins although we expect price competition to continue. We expect continued declines in our 200mm product sales in the next fiscal year as bookings in our key markets in China and elsewhere have slowed down. Our gross margin will continue to be affected by future changes in product mix and net sales volumes, as well as market and price competition. We believe that, based on a normalized mix, gross margins at ASI will trend toward a range of 26-30% in the near term, which is more consistent with ASI’s historical gross margin performance.

Research and Development

	Fiscal Year Ended March 31,
		2005
	2006	(As reported)	(Adjustments)	(As restated)	Change
	(In thousands, except percentage)

Research and development	$27,913	$34,747	$62	$34,809	$(6,896)

Percentage of total net sales	6.1%	5.7%		5.7%

	2005	2004
	(As restated)	(As reported)	(Adjustments)	(As restated)	Change

Research and development	$34,809	$36,376	$(443)	$35,933	$(1,124)

Percentage of total net sales	5.7%	12.0%		11.9%

Research and development (“R&D”) expenses decreased by $7 million in fiscal year 2006, compared to fiscal 2005, due to payroll savings of $5 million, reduced depreciation in the amount of $1 million and other expenses of $1 million. The change between fiscal years 2005 and 2004 was primarily due to payroll savings. The payroll savings mentioned in both comparisons were primarily the results from reductions in workforce.

Selling, General and Administrative

	Fiscal Year Ended March 31,
		2005
	2006	(As reported)	(Adjustments)	(As restated)	Change
	(In thousands, except percentage)

Selling, General and Administrative	$84,503	$78,247	$97	$78,344	$6,159

Percentage of total net sales	18.4%	12.7%		12.7%

	2005	2004
	(As restated)	(As reported)	(Adjustments)	(As restated)	Change

Selling, General and Administrative	$78,344	$70,541	$(209)	$70,332	$8,012

Percentage of total net sales	12.7%	23.4%		23.3%

The selling, general and administrative (“SG&A”) expenses increased by $6 million in fiscal year 2006, primarily due to an increase of $2 million in costs for auditing and the review and testing of internal controls over financial reporting required under the Sarbanes-Oxley Act of 2002, an increase of $2 million in our bad debt allowance and an increase of $1 million in other fixed and payroll costs due to higher headcount in order to meet the increased financial and accounting requirements.

Contributing to the fiscal year 2005 increase over fiscal 2004 was an increase of approximately $4 million in our bad debt allowance, an increase of $2 million for accounting and legal costs related to the fiscal year 2005 second quarter delay in closing ASI’s books and an increase of $2 million due to the following: (1) the delayed filing of the second fiscal quarter Form 10-Q and resulting NASDAQ listing qualifications hearing process, (2) the Audit Committee’s investigation and Q1 fiscal 2005 restatement, (3) annual audit fees, (4) the review and testing of internal controls over financial reporting required under the Sarbanes-Oxley Act of 2002, and (5) increased spending on consultants to implement business process improvements.

Amortization of Acquired Intangible Assets

	Fiscal Year Ended March 31,
	2006	2005	Change	2005	2004	Change
	(In thousands, except percentage)

Amortization of acquired intangible assets	$16,590	$20,436	$(3,846)	$20,436	$20,160	$276
Percentage of total net sales	3.6%	3.3%		3.3%	6.7%

We amortize acquired intangible assets over periods ranging from three to ten years. The decrease in amortization in fiscal year 2006, compared to fiscal year 2005 in the amount of $4 million was primarily due to assets being fully amortized during fiscal year 2006.

Restructuring and Other Charges (Credits)

Restructuring and other charges accrual and related utilization for the fiscal years ended March 31, 2006, 2005 and 2004 were as follows (in thousands):

	Severance and	Excess	Fixed Assets
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional (reduction in) accruals	5,460	1,075	46	6,581
Non-cash related utilization	70	(444)	(205)	(579)
Amounts paid in cash	(5,757)	(2,058)	(33)	(7,848)

Balance, March 31, 2004	64	2,190	—	2,254
Additional (reduction in) accruals	1,803	7	—	1,810
Amounts paid in cash	(1,803)	(1,390)	—	(3,193)
Foreign currency translation adjustment	3	9	—	12

Balance, March 31, 2005	67	816	—	883
Additional (reduction in) accruals	(7)	(39)	—	(46)
Non-cash related utilization	(60)	(96)	—	(156)
Amounts paid in cash	—	(573)	—	(573)
Foreign currency translation adjustment	—	(3)	—	(3)

Balance, March 31, 2006	$—	$105	$—	$105

During fiscal year 2006, we recorded only minor changes in estimates to our restructuring accrual as a result of completion of various lease and sub-lease agreements, as well as final payments and adjustments on severance and benefit programs that were included in prior restructurings. The outstanding accrual balance of $0.1 million at March 31, 2006 consists of future lease obligations on operating leases which will be paid over the next two fiscal years. All remaining accrual balances are expected to be settled in cash.

In fiscal year 2005, we recorded net severance and other charges of $1.8 million, primarily for severance costs from a reduction in workforce in December 2004. In December 2004, we announced a restructuring initiative in our Fab Automation reporting segment, which involved the termination of employment of approximately 70 employees. The total costs of this restructuring were approximately $1.8 million in termination benefits.

In fiscal year 2004, we recorded net severance and other charges of $5.5 million, primarily related to $3.4 million in severance costs from a reduction in workforce in April 2003, and a $1.0 million charge related to the settlement and release of claims arising from the termination of a former officer. Included also were $1.1 million of severance expenses, primarily from headcount reductions in our Japanese operations. In addition to the severance charges, we recorded $1.1 million for exiting a facility in connection with our restructuring activities and for future lease obligations on a vacated facility in excess of estimated future sublease proceeds. As a result of these restructuring activities, we terminated the employment of approximately 245 employees from our U.S. as well as international operations.

Asset Impairment Charges

Asset impairment charges for fiscal years 2006, 2005 and 2004 were as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

Land and building impairment	$—	$4,645	$6,853

In conjunction with the restructuring in fiscal 2005, we had removed from service and made available for sale certain land and a building owned by AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. As a result, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. We accounted for these assets as held-for-sale under SFAS No. 144.

In the third quarter of fiscal year 2006, we re-evaluated the status of the AJI facility discussed above and based on an assessment of our expected future business needs, we reclassified the assets, as held-and-used.

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

Interest and Other Income (Expense), Net

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2006	2005	Change	2005	2004	Change
	(In thousands)

Interest income	$2,527	$1,722	$805	$1,722	$815	$907
Interest expense	(6,746)	(6,747)	1	(6,747)	(7,213)	466
Other income (expense), net	5,172	4,296	876	4,296	(237)	4,533

Total, net	$953	$(729)	$1,682	$(729)	$(6,635)	$5,906

Interest and other income (expense), net was $1 million, $(1) million and $(7) million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The increase in fiscal year 2006 over fiscal year 2005 was due to non-recurring royalty income of approximately $1.0 million becoming due to us upon achievement of certain contractual milestones from our royalty partner on our licensed products and interest income of $1 million due to higher investment balances and interest rate. The increase in fiscal year 2005 over fiscal year 2004 was primarily due to increased royalty receipts of $2 million and foreign exchange gains of $1 million.

Provision for (Benefit from) Income Taxes

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2006	2005	Change	2005	2004	Change
	(In thousands, except percentage)

Provision for (benefit from) income taxes	$18,746	$(1,916)	$20,662	$(1,916)	$(6,150)	$4,234

Percentage of total net sales	4.1%	(0.3)%		(0.3)%	(2.0)%

We recorded a tax provision of $18.7 million for the fiscal year ended March 31, 2006, or 56.4 percent of our income before income taxes, compared to a tax benefit of $1.9 million for the fiscal year ended March 31, 2005, or

10.3 percent of our loss before income taxes. The tax provision in fiscal 2006 primarily relates to our international subsidiaries, offset by a tax benefit due to amortization of deferred tax liabilities recorded in connection with the ASI acquisition of $5.3 million and the recognition of foreign deferred tax assets of $5.3 million.

The net change of $20.7 million in the tax provision in fiscal 2006 compared to the benefit in 2005 is primarily due to (1) a significant increase in income before income tax reported by the foreign subsidiaries ($51.8 million in 2006 compared to $6.4 million in 2005), the tax provisions for which are recorded at the statutory rate of each subsidiary, with an overall effective tax rate of approximately 37.2 percent; (2) a reduced tax benefit from the amortization of deferred tax liabilities related to ASI acquisition ($5.3 million tax benefit in 2006 compared to $6.5 million in 2005); and (3) tax benefit of approximately $3.1 million related to utilization of AJI’s pre-acquisition NOL in 2005. No such benefit was recorded in 2006.

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

We have completed the analysis of the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004. Based on the analysis performed, we have decided not to take actions by repatriating our foreign earnings at the current moment. As of March 31, 2006, and based on the tax laws in effect at that time, we intended to continue to indefinitely reinvest our undistributed foreign earnings and accordingly, no deferred tax liability has been recorded on these undistributed foreign earnings.

Minority Interest

Minority interest in the net (income) loss of our subsidiaries was $(14.6) million, $(1.1) million, and $4.4 million during fiscal years 2006, 2005 and 2004, respectively. This amount primarily represents the 49.0 percent share of our joint venture partner, Shinko, in the operations of ASI. The changes reflect significant net income improvements in the AMHS segment from fiscal 2004 through 2006.

Related Party Transactions

At March 31, 2006 and March 31, 2005, we did not hold any outstanding loans due to us from current employees.

Our majority-owned subsidiary, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At March 31, 2006 and 2005, significant balances with Shinko and MECS Korea were (in thousands):

	Fiscal Year Ended March 31,
	2006	2005

Accounts payable due to Shinko	$13,406	$39,221
Accrued liabilities due to Shinko	$59	$450
Accounts receivable from MECS Korea	$90	$100
Accounts payable due to MECS Korea	$3	$21
Accrued liabilities due to MECS Korea	$81	$—

In addition, the consolidated financial statements reflect that ASI purchased various products, installation, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the fiscal years ended March 31, 2006, 2005 and 2004, sales to and purchases from Shinko and MECS were (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

Material and service purchases from Shinko	$57,043	$96,097	$42,511
Material and service purchases from MECS Korea	$3	$414	$2
Sales to MECS Korea	$568	$378	$138

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the impact of the adoption of the provisions of SFAS No. 151 will materially impact our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2007.

The Company has decided to use the Modified Prospective Application (“MPA”) method. By using the MPA, the Company will not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS 123(R), i.e. April 1, 2006, and any portion of options that were granted after December 15, 1994 and have not vested by April 1, 2006. The Company uses a Black-Scholes option pricing model for calculating its option grant date fair value under SFAS 123(R).

The adoption of SFAS No. 123(R) will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for fiscal years 2006, 2005 and 2004.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123(R), “Share-Based Payment” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. It did not have a material impact on the Company’s financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3 (“SFAS No. 154”.) SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, (“FSP 13-1”). FSP 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The guidance in FSP 13-1 is effective for the first fiscal period after December 15, 2005 and its adoption in the three-month period ended March 31, 2006, did not have a material impact on our financial position or results of operations.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1 and 124-1”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in FSP 115-1 and 124-1 is effective for the first fiscal period after December 15, 2005 and its adoption in the three-month period ended March 31, 2006, did not have a material impact on our financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 in the year ended March 31, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our financial position or results of operations.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The company currently accounts for the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is 10 to 20 years of service. The company is required to apply the provisions of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No. 108 in the year ending March 31, 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position. To recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of this Statement are effective for an employer with publicly traded equity securities are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not believe that the adoption of the provisions of SFAS No. 158, in the year ending March 31, 2007, will materially impact our financial position or results of operations.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, bank borrowings, long-term debt and cash generated from operations.

As of March 31, 2006, we had approximately $94.6 million in cash and cash equivalents, $152 million in working capital and $88.5 million in long-term debt and capital lease obligations.

The table below, for the periods indicated, provides selected consolidated cash flow information (in millions):

	Fiscal Year Ended March 31,
	2006	2005	2004

Net cash provided by (used in) operating activities	$43.7	$(17.7)	$(67.8)
Net cash provided by (used in) investing activities	$22.1	$(7.3)	$(23.8)
Net cash provided by (used in) financing activities	$(24.0)	$4.2	$87.2

Cash flows from operating activities.

Net cash provided by operating activities in fiscal year 2006 was $43.7 million, consisting of (in millions):

Net loss	$(0.1)
Depreciation and amortization	23.3
Allowance for doubtful accounts	6.8
Minority interest in net income of consolidated subsidiary	14.6
Other non-cash charges	(2.2)
Decrease in accounts receivable	29.1
Increase in inventories	(2.0)
Decrease in prepaid expenses and other assets	8.1
Decrease in accounts payable, accrued liabilities and deferred margin	(33.9)

Net cash provided by operating activities	$43.7

Significant changes in assets and liabilities during the fiscal year ended March 31, 2006 included accounts receivable, which decreased due to increased cash collections at ASI, including receipts from the factoring of certain receivable balances in Japan and a decline in revenues; prepaid expenses and other assets, which decreased due to a VAT refund at ASI from the Japanese government; and accounts payable to related parties, which decreased at ASI by $25.8 million as described in Note 14, “Related Party Transactions.”

Net cash used in operating activities in fiscal year 2005 was $17.7 million. It was primarily due to a net loss of $17.7 million, an increase in accounts receivable, net of $48.4 million and deferred taxes of $15.4 million, and increase in inventories of $5.2 million and prepaid expenses and other assets of $5.6 million, partially offset by an increase in accounts payable, accrued liabilities and deferred margin of $32.6 million, depreciation and amortization expenses of $28.4 million, allowance for doubtful accounts of $4.9 million, asset impairment charges of $4.6 million, stock-based compensation charges of $2.5 million, loss on fixed assets disposals of $0.6 million and the minority interest in the net income of our subsidiaries of $1.1 million.

Net cash used in operating activities in fiscal year 2004 was $67.8 million. It was primarily attributable to our net loss of $82.6 million, increases in accounts receivable, net of $59.4 million, primarily due to significantly higher revenue, an increase in inventory of $2.4 million, deferred taxes of $6.4 million and minority interest loss allocations of $4.4 million. These uses of cash were partially offset by a decrease in prepaid expenses and other assets of $1.2 million and non-cash charges including depreciation and amortization of $28.8 million, asset impairment charges of $6.9 million, stock-based compensation charges of $4.2 million, loss on disposal of fixed assets of $0.4 million and non-cash restructuring charges of $0.2 million. Additionally, accounts payable, accrued liabilities and deferred margin increased by a combined $45.4 million, primarily due to increased purchasing activities to support higher revenue.

We continue to improve our days sales outstanding (“DSO”) which have decreased to 110 days at March 31, 2006, compared to 111 days at March 31, 2005 and 174 days at March 31, 2004 for billed and unbilled receivables. The improvement in DSO was primarily due to better cash collections through the use of factoring of receivables. The decrease in unbilled receivables at March 31, 2006 compared to March 31, 2005 was attributable to the decreases in revenues of ASI and completion of projects started in earlier periods. The decrease in accounts payable and accrued liabilities at March 31, 2006 over those of March 31, 2005 was mainly attributable to higher collection of receivable and subsequent cash applied to payable balances at ASI and AJI, coupled with lower revenue in the business. Our inventory turns were 8.9 times for the fiscal year 2006, compared to 16.2 times for fiscal year 2005, primarily due to reduced sales of our products.

We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, collection of accounts receivable, timing of payments, and inventory levels.

Cash flows from investing activities.

Net cash provided by investing activities in fiscal year 2006 was $22.1 million. It was due to $30.7 million in net sales of short-term investments, partially offset by $8.5 million in purchases of property and equipment, primarily fixed assets for leasehold improvements related to our new corporate headquarters.

Net cash used in investing activities in fiscal year 2005 was $7.3 million. It was due to $5 million in net purchases of short-term investments and $4.2 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units, partially offset by $1.9 million in proceeds from the release of restricted cash and cash equivalents, as the restriction lapsed due to the repayment of the related debt in the first quarter of fiscal year 2005.

Net cash used by investing activities in fiscal year 2004 was $23.8 million. We received net proceeds of $12.1 million from the sale of land and release of $1.4 million of restricted cash and cash equivalents. This was offset by $30 million from net purchase of short-term investments, purchase of property and equipment of $6.1 million and cash used in connection with our acquisition of Asyst Shinko America, a subsidiary of ASI for $1.2 million.

Cash flows from financing activities.

Net cash used in financing activities in fiscal year 2006 was $24.0 million, due to $12.4 million in net payments on our lines of credit, $8.3 million payments on long-term debt and capital leases and $5.9 million in dividends paid to the minority shareholder of ASI (this dividend payment was for fiscal years 2005 and 2006 in the amount of

$2.6 million and $3.3 million, respectively), this cash used was partially offset by $2.6 million in proceeds from the issuance of common stock under our employee stock programs.

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

On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at par and at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization are included in other assets. Issuance costs are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.5 million during each of the years ended March 31, 2006, 2005 and 2004, respectively.

Notice of default relating to Convertible Subordinated Notes.

Asyst received a letter dated August 16, 2006 from U.S. Bank National Association, as trustee under the Indenture related to Asyst’s 5 3/4% Convertible Subordinated Notes due 2008, which asserts that Asyst is in default under the Indenture because of the delays in filing with the SEC its Form 10-K for the fiscal year ended March 31, 2006 and Form 10-Q for the fiscal quarter ended June 30, 2006.

The letter states that this asserted default is not an “Event of Default” under the Indenture if the company cures the default within 60 days after receipt of this notice, or the default is waived by the holders of a majority in aggregate principal amount of the notes outstanding. If an Event of Default were to occur, the trustee or the holders of at least 25% in aggregate principal amount of the notes, of which $86.3 million principal amount is outstanding, may accelerate maturity of the notes.

Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports is a default under the indenture. Nonetheless, in conjunction with the filing of this report on Form 10-K we also intend to file with the SEC our report on Form 10-Q for the fiscal quarter ended June 30, 2006. Upon completion of these filings, we intend to deliver to the trustee copies of the reports on Form 10-K and Form 10-Q, and that delivery will cure any purported defaults under the indenture and asserted by the trustee in its letter referenced above.

Acquisition and related debt financing facility.

At June 22, 2006, we established a $115 million, three-year, senior secured revolving credit and term loan facility. The credit facility was arranged by Banc of America Securities LLC. Bank of America, N.A. will serve as administrative agent. A syndicate of lenders and financial institutions, including Comerica, Development Bank of Japan, Key Bank, and Union Bank of California, is participating in the facility with Bank of America. We have the ability to borrow US Dollars or Japanese Yen under the facility. The facility carries a variable interest rate that is currently approximately 3.0% on Yen-based balances. We also anticipate amortizing approximately $3.2 million of financing costs over the life of the facility.

On July 14, 2006, Asyst and AJI purchased from Shinko shares of ASI representing an additional 44.1% of outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1%. As of that date, we borrowed an aggregate amount of approximately $81.5 million under the senior credit facility to fund the purchase of shares reported above and for general working capital purposes, and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership.

At any time prior to the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9% of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$11.3 million at the July 14 exchange rate).

Other debt financing arrangements.

At March 31, 2006, we had a two-year revolving line of credit with a commercial bank, with a then-current maturity date of July 31, 2007. We amended the line of credit during the first and third quarters of fiscal year 2006. As amended, the maximum borrowing available under the line was $40.0 million; however, only $25.0 million of borrowing was available to us as long as ASI maintained $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit required compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million held in the U.S., at least $20.0 million of which had to be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, could have changed based on the amount of letters of credit the amount of aggregate borrowing by ASI and the cash balance held at the bank. As of March 31, 2006, there was no amount outstanding under the line of credit, but the maximum borrowing had been reduced by $0.8 million with the issuance of a letter of credit during November 2005. We were in compliance with all financial covenants and had available $29.7 million as of March 31, 2006. This line of credit was terminated in July 2006.

At March 31, 2006, ASI had five revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 7 billion Japanese Yen, or approximately $60 million at the exchange rate as of March 31, 2006. As of March 31, 2006, ASI had no outstanding balance and a total of 7 billion available under these lines of credit. As of March 31, 2005, ASI had outstanding borrowings of 1.4 billion Japanese Yen, or approximately $13.0 million at the exchange rate as of March 31, 2005 that is recorded in short-term debt.

ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.06 percent at March 31, 2006 plus margins of 0.80 to 1.25 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.

ASI was in compliance with these covenants at March 31, 2006. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiry dates to June 30, 2007, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.

Our Japanese subsidiary, AJI, has term loans outstanding with two Japanese banks. These loans are repayable monthly or quarterly through various dates ranging from May 2006 through May 2008. The loans carry annual interest rates between 1.4 to 3.0 percent and substantially all of these loans are guaranteed by the Company in the United States. As of March 31, 2006 AJI had outstanding borrowings of 0.2 billion Japanese Yen or approximately $1.8 million, at exchange rates as of March 31, 2006, that are recorded as long-term debt. At March 31, 2006, AJI had approximately $1.4 million of borrowings, secured by accounts receivable balance, that are recorded as short-term debt.

We lease facilities under non-cancelable capital and operating leases, with expiration dates up to March 2013.

Other liquidity considerations.

Since inception, we have incurred aggregate consolidated net losses of approximately $385.2 million, and have incurred losses for the last five years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $109.9 million at March 31, 2006. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next 12 months. Our borrowing arrangements require that we comply with certain financial covenants. While we expect to meet such financial covenants, we cannot give absolute assurance that we will meet these financial covenants, including those contained in the senior secured credit facility. Specifically, we are required to maintain compliance with covenants establishing minimum EBITDA operating performance by the Company as a ratio of our total borrowing available under the senior secured credit facility. Our failure in any fiscal quarter to meet this and other covenant requirements could result in a reduction of our permitted borrowing under the facility, an acceleration of certain repayment obligations, and/or an Event of Default (which, if uncured by us or not waived by the lenders, under the terms of the facility, would require the acceleration of all re-payment obligations under the facility). Alternatively, due to the cyclical and uncertain nature of cash flows and collections from our customers, the Company’s borrowings to fund operations or working capital could exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may be required pay down the outstanding borrowings from cash to maintain compliance with its financial covenants. If we are unable to meet any such covenants or pay down outstanding borrowings as required, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings. Accordingly, our ability to fund operations and working capital requirements through additional borrowing may be substantially impaired and limit our ability to grow our company or sustain or improve profitability.

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

NASDAQ Delisting Proceedings

On June 22, 2006, the Company notified the NASDAQ National Market (renamed the NASDAQ Global Market on July 1, 2006) that Asyst would not file its Form 10-K for the year ended March 31, 2006, within the 15 calendar day extension period contemplated by its Form 12b-25 filed with the SEC on June 14, 2006. On June 30, 2006, the Company received a letter from the NASDAQ Listing Qualifications Department indicating that, because of the Company’s previously announced delay in timely filing its Annual Report on Form 10-K for its fiscal year ended March 31, 2006, the Company was not in compliance with the filing requirements for continued listing on NASDAQ as set forth in NASDAQ Marketplace Rule 4310(c)(14). The Company made a request for a hearing before a NASDAQ Listings Qualifications Panel to address the filing delay, which hearing was held on August 31, 2006. On September 21, 2006, the Company received a letter from the NASDAQ Listing Qualifications Hearings department stating that a NASDAQ Listing Qualifications Panel has determined to continue the listing of Asyst’s common stock on the NASDAQ Global Market, subject to the conditions that:

•	On or before September 27, 2006, the Company submits supplemental information outlined in the letter concerning the previously announced Special Committee inquiry into stock option grants and practices; and

•	On or before November 30, 2006, the Company files its Form 10-K for the fiscal year ended March 31, 2006, its Form 10-Q for the quarter ended June 30, 2006, and all required restatements (if any).

On September 27, 2006, Asyst submitted to NASDAQ the supplemental information requested from the Company.

As a result of the late filing of this Form 10-K for the fiscal year 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we failed to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.

In addition, the matters we have reported in this Item 7 under “Overview — Internal Control Matters” and in Item 9A of this Form 10-K may also have an adverse impact on our ability to obtain future capital from equity or debt./

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities referred to as structured finance or special purpose entities. Accordingly, we are not exposed to any financing or other risks that could arise if we had such relationships.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term loans and notes payable	$1,443	$1,443	$—	$—	$—
Long-term debt, including interest	88,012	1,153	86,859	—	—
Capital lease obligations, including interest	541	231	310	—	—
Operating lease obligations	13,753	3,292	4,774	2,890	2,797
Purchase obligations	13,606	13,606	—	—	—
Defined benefit pension plan obligations	14,066	893	4,261	4,657	4,255

Total	$131,421	$20,618	$96,204	$7,547	$7,052

Only non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services are included in the table above.

As more fully described in Note 11 to the Consolidated Financial Statements, we are liable, as part of the original ASI acquisition in fiscal year 2003, to provide funding for plan benefits under ASI’s pension plan. As of March 31, 2006 and 2005, the liability was $7.0 million and $9.6 million, respectively. As more fully described in Note 15 to the Consolidate Financial Statements, on June 22, 2006, we entered into an agreement to acquire from Shinko the remaining ASI shares we did not already own. This purchase increased our consolidated ownership of ASI to 95.1% at the closing on July 14, 2006; while Shinko retained ownership of a 4.9% equity interest. At any time as of the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or we may give notice to the other calling for us to purchase from Shinko this remaining 4.9% equity for a fixed payment of JPY 1.3 billion (approximately US$11 million at the June 22 exchange rate). Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice this purchase obligation. These circumstances include (a) when our equity ownership in ASI falls below 50%, (b) when bankruptcy or corporate reorganization proceedings are filed against us or our subsidiary AJI (which holds ownership of the shares in ASI); (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9%; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by periodically positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed-rate securities have their fair market value adversely affected by rising interest rates. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 50 basis points (“BPS”), and 100 BPS would result in a reduction of 0.01 percent in the market value of our investment portfolio as of March 31, 2006. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

The Company adopted a Foreign Exchange Policy that documented how we intend to comply with the accounting guidance under SFAS No. 133. Under the policy there are guidelines that permit the Company to have hedge accounting treatment under both Fair Value and Cash Flow hedges. The policy approval limits are up to $10 million with the CFO’s approval and over $10 million with the additional approval of the CEO.

The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 2006. As a general matter, our intent is not to hold investments longer than twelve months:

	Remaining	Principal	Weighted Average
	Maturities	Amount	Interest Rate
	(In thousands)

CASH EQUIVALENTS:
Institutional money market funds	within 1 year	$19,756	4.14% — 4.64%
Commercial paper	within 1 year	2,993	4.52% — 4.59%

Total cash equivalents		$22,749

SHORT-TERM INVESTMENTS:
Auction rate securities	within 39 years	$8,300	4.5% — 4.86%
Corporate debt securities	within 1 year	6,005	3.3% — 3.71%
Federal agency notes	within 1 year	999	2.73%

Total short-term investments		$15,304

The auction rate securities in the tables above have a reset feature by nature, that the interest rates of these securities are reset at least monthly.

Foreign Currency Exchange Risk.  We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future. The following table presents our net loss, assuming a hypothetical strengthening of the Japanese Yen by 5.0 percent and 10.0 percent, respectively, compared to the average rate used during the fiscal year ended March 31, 2006 (in thousands):

	Strengthening in Japanese		No change in
	Yen of X Percent		Japanese Yen
	10%	5%	Exchange Rate

Net income (loss) for the fiscal year ended March 31, 2006	$3,926	$1,805	$(104)

Item 8 — Financial Statements and Supplementary Data

Consolidated Financial Statements

Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts for the years ended March 31, 2006, 2005 and 2004 appear on page 122 of this Annual Report and should be read in conjunction with the consolidated financial statements and related notes thereto and the report of our independent registered public accounting firm filed herewith.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
		(As restated)
	(In thousands, except
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,622	$55,094
Short-term investments	15,304	46,086
Accounts receivable, net	141,453	189,943
Inventories	33,219	33,515
Prepaid expenses and other current assets	26,831	33,971

Total current assets	311,429	358,609
Property and equipment, net	23,108	15,458
Goodwill	58,840	64,014
Intangible assets, net	19,334	40,898
Other assets	2,583	4,795

	$415,294	$483,774

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$1,443	$20,563
Current portion of long-term debt and capital leases	1,368	2,757
Accounts payable	75,376	83,913
Accounts payable-related parties	13,409	39,242
Accrued and other liabilities	62,902	70,645
Deferred margin	5,335	6,013

Total current liabilities	159,833	223,133

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	87,168	88,750
Deferred tax liability	3,119	8,548
Other long-term liabilities	10,974	9,771

Total long-term liabilities	101,261	107,069

COMMITMENTS AND CONTINGENCIES (see Notes 13 and 15)
MINORITY INTEREST	66,521	63,855

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized shares — 300,000,000
Outstanding shares — 48,462,235 and 47,779,539 shares at March 31, 2006 and 2005, respectively	473,422	469,201
Deferred stock-based compensation	(1,319)	(1,879)
Accumulated deficit	(385,178)	(385,074)
Accumulated other comprehensive income	754	7,469

Total shareholders’ equity	87,679	89,717

Total liabilities, minority interest and shareholders’ equity	$415,294	$483,774

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2006	2005	2004
		(As restated)	(As restated)
	(In thousands, except per share data)

NET SALES	$459,221	$612,987	$301,642
COST OF SALES	297,975	490,772	248,272

GROSS PROFIT	161,246	122,215	53,370

OPERATING EXPENSES:
Research and development	27,913	34,809	35,933
Selling, general and administrative	84,503	78,344	70,332
Amortization of acquired intangible assets	16,590	20,436	20,160
Restructuring and other charges (credits)	(46)	1,810	6,581
Asset impairment charges	—	4,645	6,853

Total operating expenses	128,960	140,044	139,859

INCOME (LOSS) FROM OPERATIONS	32,286	(17,829)	(86,489)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	2,527	1,722	815
Interest expense	(6,746)	(6,747)	(7,213)
Other income (expense), net	5,172	4,296	(237)

Interest and other income (expense), net	953	(729)	(6,635)

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES AND MINORITY INTEREST	33,239	(18,558)	(93,124)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(18,746)	1,916	6,150
MINORITY INTEREST	(14,597)	(1,101)	4,358

NET LOSS	$(104)	$(17,743)	$(82,616)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.37)	$(1.98)

SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	47,972	47,441	41,805

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Deferred		Other
	Common Stock		Stock-Based	Accumulated	Comprehensive
	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
		(As restated)	(As restated)	(As restated)		(As restated)
	(In thousands, except share data)

BALANCES, MARCH 31, 2003, as previously reported	38,412,031	$332,569	$(3,992)	$(265,248)	$4,705	$68,034
Cumulative effect of restatement	—	18,713	(4,658)	(19,467)	—	(5,412)

BALANCES, MARCH 31, 2003, as restated	38,412,031	351,282	(8,650)	(284,715)	4,705	62,622
Components of comprehensive loss:
Net loss	—	—	—	(82,616)	—	(82,616)
Foreign currency translation	—	—	—	—	3,748	3,748
Unrealized losses on investments	—	—	—	—	(9)	(9)

Total comprehensive loss				—		(78,877)
Issuance of common stock from secondary stock offering, net of issuance costs of $5.7 million	6,900,000	98,945	—	—	—	98,945
Issuance of common stock under employee stock option and employee stock purchase plans	1,859,717	13,194	—	—	—	13,194
Deferred stock-based compensation related to stock option grants and the issuance of restricted stock to employees	—	2,279	(2,279)	—	—	—
Tax benefit relating to stock options		2,213				2,213
Amortization of deferred stock-based compensation	—	—	2,900	—	—	2,900
Stock-based compensation expense relating to modification of stock options	—	189	—	—	—	189
Non-employee stock-based compensation	—	1,066	—	—	—	1,066
Reversal of deferred stock-based compensation due to forfeitures	(118,000)	(3,262)	3,262	—	—	—

BALANCES, MARCH 31, 2004, as restated	47,053,748	465,906	(4,767)	(367,331)	8,444	102,252
Components of comprehensive loss:
Net loss	—	—	—	(17,743)	—	(17,743)
Foreign currency translation	—	—	—	—	(842)	(842)
Unrealized losses on investments	—	—	—	—	(133)	(133)

Total comprehensive loss						(18,718)
Issuance of common stock under employee stock option and employee stock purchase plans	749,391	3,710	—	—	—	3,710
Deferred stock-based compensation related to issuance of restricted stock to employees	—	1,240	(1,240)	—	—	—
Amortization of deferred stock-based compensation	—	—	2,376	—	—	2,376
Non-employee stock-based compensation	—	97	—	—	—	97
Reversal of deferred stock-based compensation due to forfeitures	(23,600)	(1,752)	1,752	—	—	—

BALANCES, MARCH 31, 2005, as restated	47,779,539	469,201	(1,879)	(385,074)	7,469	89,717
Components of comprehensive loss:
Net income	—	—	—	(104)		(104)
Foreign currency translation	—	—	—	—	(6,946)	(6,946)
Unrealized gains on investments	—	—	—	—	231	231

Total comprehensive loss						(6,819)
Issuance of common stock under employee stock option and employee stock purchase plans	682,696	2,611	—	—	—	2,611
Deferred stock-based compensation related to issuance of restricted stock to employees	—	1,389	(1,389)	—	—	—
Amortization of deferred stock-based compensation	—	—	1,819	—	—	1,819
Non-employee stock-based compensation	—	351	—	—	—	351
Reversal of deferred stock-based compensation due to forfeitures	—	(130)	130	—	—	—

BALANCES, MARCH 31, 2006	48,462,235	$473,422	$(1,319)	$(385,178)	$754	$87,679

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2006	2005	2004
		(As restated)	(As restated)
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(104)	$(17,743)	$(82,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,339	28,442	28,843
Non-cash restructuring charges	—	—	190
Allowance for doubtful accounts	6,791	4,862	222
Asset impairment charges	—	4,645	6,853
Minority interest in net income (loss) of consolidated subsidiaries	14,597	1,101	(4,358)
Loss on disposal of fixed assets	876	571	431
Stock-based compensation expense	2,170	2,473	4,155
Amortization of lease incentive payments	(208)	—	—
Deferred taxes, net	(4,929)	(15,439)	(6,394)
Changes in assets and liabilities, net of acquisitions:	—	—	—
Accounts receivable, net	29,081	(48,446)	(59,370)
Inventories	(2,046)	(5,206)	(2,392)
Prepaid expenses and other assets	8,072	(5,645)	1,222
Accounts payable, accrued liabilities and deferred margin	(33,929)	32,644	45,401

Net cash provided by (used in) operating activities	43,710	(17,741)	(67,813)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(34,985)	(84,744)	(38,462)
Sales or maturity of investments	65,650	79,709	8,500
Release of restricted cash and cash equivalents	—	1,904	1,403
Purchases of property and equipment	(8,524)	(4,152)	(6,119)
Net proceeds from sale of land	—	—	12,106
Net cash used in acquisitions	—	(31)	(1,179)

Net cash provided by (used in) investing activities	22,141	(7,314)	(23,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	429,573	279,885	—
Payments to line of credit	(441,973)	(271,519)	(25,000)
Payments of short-term loans	—	—	(1,923)
Dividends paid to minority shareholder of ASI	(5,939)	—	—
Principal payments on long-term debt and capital leases	(8,312)	(7,920)	1,939
Proceeds from issuance of common stock	2,611	3,710	112,139

Net cash provided by (used in) financing activities	(24,040)	4,156	87,155
Effect of exchange rate changes on cash and cash equivalents	(2,283)	(414)	(3,898)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,528	(21,313)	(8,307)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,094	76,407	84,714

CASH AND CASH EQUIVALENTS, END OF YEAR	$94,622	$55,094	$76,407

Supplemental disclosures:
Cash paid during the year for interest	$6,229	$5,690	$6,751
Cash paid (received) during the year for income taxes, net of refunds	$14,380	$3,153	$(573)

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Company:

The accompanying consolidated financial statements include the accounts of Asyst Technologies, Inc., or Asyst, which was incorporated in California on May 31, 1984, our subsidiaries and our majority-owned joint venture. We develop, manufacture, sell and support integrated automation systems, primarily for the semiconductor and secondarily for the flat panel display (“FPD”) manufacturing industries.

In October 2002, we purchased a 51.0 percent interest in Asyst Shinko, Inc (“ASI”) a joint venture with Shinko Electric, Co. Ltd. (“Shinko”) of Japan.

On July 14, 2006, we purchased an additional 44.1% of outstanding capital stock of ASI (see Note 15)

In April 2003, our majority-owned joint venture, ASI, acquired that portion of Shinko that provides ongoing support to ASI’s North American Automated Material Handling Systems (“AMHS”) customers. ASI renamed this subsidiary Asyst Shinko America (“ASAM”).

The above transactions, which were unrelated, were accounted for using the purchase method of accounting. Accordingly, our Consolidated Statements of Operations and of Cash Flows for each of the years in the three-year period ended March 31, 2006 include the results of these acquired entities for the periods subsequent to the date of the respective acquisitions. We consolidate fully the financial position and results of operations of ASI and account for the minority interest in the consolidated financial statements.

2.	Results of Independent Directors’ Stock Option Investigation

In May 2006, certain analysts published reports suggesting that Asyst may have granted stock options in the past with favorable exercise prices in certain periods compared to stock prices before or after grant date. In response to such reports, management began an informal review of the Company’s past stock option grant practices. On June 7, 2006, the SEC sent a letter to the Company requesting a voluntary production of documents relating to past option grants. On June 9, 2006, the Company’s Board of Directors appointed a special committee of three independent directors to conduct a formal investigation into past stock option grants and practices. The Special Committee retained independent legal counsel and independent forensic and technical specialists to assist in the investigation.

The Special Committee’s investigation was completed on September 28, 2006, with the delivery of the Committee’s final report on that date. The investigation covered option grants made to all employees, directors and consultants during the period from January 1995 through June 2006. The Special Committee found instances wherein incorrect measurement dates were used to account for certain option grants. The Special Committee concluded that none of the incorrect measurement dates was the result of fraud. The last stock option for which the measurement date was found to be in error was granted in February 2004.

Specifically, the Special Committee determined that (1) there was an insufficient basis to rely on the Company’s process and relating documentation to support recorded measurement dates used to account for most stock options granted primarily during calendar years 1998 through 2003, (2) the Company had numerous grants made by means of unanimous written consents signed by Board or Compensation Committee members wherein all the signatures of the members were not received on the grant date specified in the consents; (3) the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date.

The Special Committee also found that, during the period from April 2002 through February 2004, the Company set the grant date and exercise price of rank and file employee option grants for new hires and promotions at the lowest price of the first five business days of the month following the month of their hire or promotion. The net impact of this practice was an aggregate charge of less than $400,000.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Special Committee identified isolated instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued. For example, the Committee determined that on two occasions, the Company granted options to directors that exceeded the annual “automatic” grant amount specified in the applicable plan. On another occasion, a grant to a director was approved one day before the individual became a director. In addition, one grant was made to an officer of the Company by the chief executive officer under delegated authority; however, under the terms of the applicable plan, the option grant should have been made by the Company’s Board or its Compensation Committee. There were also isolated instances where option grants were made below fair market value. The applicable stock option plans require that option grants must be made at fair market value on the date of grant. However, the Committee did not find any evidence that these violations were fraudulent or committed for improper purposes.

The Special Committee’s investigation also identified less frequent errors in other categories, such as grants made to a small number of employees who had not formally commenced their employment as of the grant approval date, and modifications or amendments to existing options that had not been appropriately accounted for.

The Special Committee concluded that the errors in measurement dates it reviewed resulted primarily from a combination of unintentional errors, lack of attention to timely paperwork, and insufficient internal control over aspects of equity plan administration (including lack of oversight in applying the accounting rule described below in connection with determining measurement dates) during the period in which the errors occurred. The Special Committee found no evidence that any incorrect measurement dates were the result of fraud.

To determine the correct measurement dates under applicable accounting principles for these options, the Committee followed the guidance in Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price. In instances where the Special Committee determined it could not rely on the original stock option grant date, the Special Committee determined corrected measurement dates based on its ability to establish or confirm, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of an option had been satisfied under applicable accounting principles.

Based on the results of the Special Committee’s investigation, the Company recorded stock-based compensation charges and additional payroll taxes with respect to its employee stock option grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to the fiscal years ended March 31, 2005 and 2004, the Company deemed it appropriate to record the charges in the relevant periods, since recording the cumulative out of period charges in fiscal 2006 would be material to that period. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million or $0.00 per share in fiscal 2005 and a net benefit of $0.8 million or $(0.02) per share in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004.

During the fiscal year ended March 31, 2006, the Company recorded a net charge of approximately $0.3 million relating to the re-measurement of stock options resulting from the investigation. At March 31, 2006, the remaining unamortized deferred stock-based compensation charge to be recognized in future periods was less than $0.1 million.

In view of its history of operating losses, the Company has maintained a full valuation allowance on its US deferred tax assets since fiscal 2003. As a result, there is no material income tax impact relating to the stock-based compensation and payroll tax expenses recorded by the Company resulting from the investigation of the Special Committee during fiscal years 2004, 2005 and 2006. Additionally, there was no material impact of Section 409A and Section 162(m) limitations on deduction of executive stock compensation for fiscal years 2004, 2005 and 2006.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the effects of the restatement on the Company’s consolidated financial statements for the years ended March 31, 2005 and 2004:

CONSOLIDATED BALANCE SHEET

	March 31, 2005
	(As reported)	(Adjustments)	(As restated)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,094	$—	$55,094
Short-term investments	46,086	—	46,086
Accounts receivable, net	189,943	—	189,943
Inventories	33,515	—	33,515
Prepaid expenses and other current assets	33,971	—	33,971

Total current assets	358,609	—	358,609
Property and equipment, net	15,458	—	15,458
Goodwill	64,014	—	64,014
Intangible assets, net	40,898	—	40,898
Other assets	4,795	—	4,795

	$483,774	$—	$483,774

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$20,563	$—	$20,563
Current portion of long-term debt and capital leases	2,757	—	2,757
Accounts payable	83,913	—	83,913
Accounts payable-related parties	39,242	—	39,242
Accrued and other liabilities	70,439	206	70,645
Deferred margin	6,013	—	6,013

Total current liabilities	222,927	206	223,133

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	88,750	—	88,750
Deferred tax liability	8,548	—	8,548
Other long-term liabilities	9,771	—	9,771

Total long-term liabilities	107,069	—	107,069

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	63,855	—	63,855

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized shares — 300,000,000
Outstanding shares — 47,779,539	450,005	19,196	469,201
Deferred stock-based compensation	(1,312)	(567)	(1,879)
Accumulated deficit	(366,239)	(18,835)	(385,074)
Accumulated other comprehensive income	7,469	—	7,469

Total shareholders’ equity	89,923	(206)	89,717

Total liabilities, minority interest and shareholders’ equity	$483,774	$—	$483,774

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2005			2004
	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
	(In thousands, except per share data)

NET SALES	$612,987	$—	$612,987	$301,642	$—	$301,642
COST OF SALES	490,730	42	490,772	248,453	(181)	248,272

GROSS PROFIT	122,257	(42)	122,215	53,189	181	53,370

OPERATING EXPENSES:
Research and development	34,747	62	34,809	36,376	(443)	35,933
Selling, general and administrative	78,247	97	78,344	70,541	(209)	70,332
Amortization of acquired intangible assets	20,436	—	20,436	20,160	—	20,160
Restructuring and other charges (credits)	1,810	—	1,810	6,581	—	6,581
Asset impairment charges	4,645	—	4,645	6,853	—	6,853

Total operating expenses	139,885	159	140,044	140,511	(652)	139,859

INCOME (LOSS) FROM OPERATIONS	(17,628)	(201)	(17,829)	(87,322)	833	(86,489)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	1,722	—	1,722	815	—	815
Interest expense	(6,746)	—	(6,746)	(7,213)	—	(7,213)
Other income (expense), net	4,296	—	4,296	(237)	—	(237)

Interest and other (expense), net	(729)	—	(729)	(6,635)	—	(6,635)

LOSS BEFORE BENEFIT FROM INCOME TAXES AND MINORITY INTEREST	(18,357)	(201)	(18,558)	(93,957)	833	(93,124)
BENEFIT FROM INCOME TAXES	1,916	—	1,916	6,150	—	6,150
MINORITY INTEREST	(1,101)	—	(1,101)	4,358	—	4,358

NET LOSS	$(17,542)	$(201)	$(17,743)	$(83,449)	$833	$(82,616)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.37)	$(0.00)	$(0.37)	$(2.00)	$0.02	$(1.98)

SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	47,441	47,441	47,441	41,805	41,805	41,805

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005			2004
	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(17,542)	$(201)	$(17,743)	$(83,449)	$833	$(82,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,442	—	28,442	28,843	—	28,843
Non-cash restructuring charges	—	—	—	190	—	190
Allowance for doubtful accounts	4,862	—	4,862	222	—	222
Asset impairment charges	4,645	—	4,645	6,853	—	6,853
Minority interest in net income (loss) of consolidated subsidiaries	1,101	—	1,101	(4,358)	—	(4,358)
Loss on disposal of fixed assets	571	—	571	431	—	431
Stock-based compensation expense	1,621	852	2,473	2,646	1,509	4,155
Amortization of lease incentive payments	—	—	—	—	—	—
Deferred taxes, net	(15,439)	—	(15,439)	(6,394)	—	(6,394)
Changes in assets and liabilities, net of acquisitions:			—			—
Accounts receivable, net	(48,446)	—	(48,446)	(59,370)	—	(59,370)
Inventories	(5,206)	—	(5,206)	(2,392)	—	(2,392)
Prepaid expenses and other assets	(5,645)	—	(5,645)	1,222	—	1,222
Accounts payable, accrued liabilities and deferred margin	33,295	(651)	32,644	47,743	(2,342)	45,401

Net cash provided by (used in) operating activities	(17,741)	—	(17,741)	(67,813)	—	(67,813)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (See Note 5)	(84,744)	—	(84,744)	(38,462)	—	(38,462)
Sales or maturity of investments (See Note 5)	79,709	—	79,709	8,500	—	8,500
Release of restricted cash and cash equivalents	1,904	—	1,904	1,403	—	1,403
Purchases of property and equipment, net	(4,152)	—	(4,152)	(6,119)	—	(6,119)
Net proceeds from sale of land	—	—	—	12,106	—	12,106
Net cash used in acquisitions	(31)	—	(31)	(1,179)	—	(1,179)

Net cash provided by (used in) investing activities	(7,314)	—	(7,314)	(23,751)	—	(23,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	279,885	—	279,885	—	—	—
Payments to line of credit	(271,519)	—	(271,519)	(25,000)	—	(25,000)
Payments of short-term loans	—	—	—	(1,923)	—	(1,923)
Principal payments on long-term debt and capital leases	(7,920)	—	(7,920)	1,939	—	1,939
Proceeds from issuance of common stock	3,710	—	3,710	112,139	—	112,139

Net cash provided by (used in) financing activities	4,156	—	4,156	87,155	—	87,155
Effect of exchange rate changes on cash and cash equivalents	(414)	—	(414)	(3,898)	—	(3,898)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,313)	—	(21,313)	(8,307)	—	(8,307)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	76,407	—	76,407	84,714	—	84,714

CASH AND CASH EQUIVALENTS, END OF YEAR (See Note 5)	$55,094	$—	$55,094	$76,407	$—	$76,407

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Liquidity:

Since inception, we have incurred aggregate consolidated net losses of approximately $385.2 million, and have incurred losses during each of the last 5 years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $109.9 million at March 31, 2006. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next 12 months.

We received a letter dated August 16, 2006, from the trustee under the indenture relating to our convertible notes asserted that Asyst is in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee this report on Form 10-K and in filing with the SEC our the Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cures the default within 60 days after receipt of the notice, or if the default were waived by the holders of a majority in aggregate principal amount of the notes outstanding. If an Event of Default were to occur, and is continuing under the indenture, the trustee or the holders of at least 25% in aggregate principal amount of the notes at the time outstanding may accelerate maturity of the notes.

Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports is a default under the indenture. However, in conjunction with the filing of this report on Form 10-K we also intend to file with the SEC our report on Form 10-Q for the fiscal quarter ended June 30, 2006. Upon completion of those filings, we intend to deliver to the trustee copies of the reports on Forms 10-K and 10-Q, and that delivery will cure any purported defaults under the indenture and asserted by the trustee in its letter referenced above.

As a result also of our filing delays, we have received notices from the NASDAQ Global Market to the effect that our common stock would be de-listed unless, prior to November 30, 2006, we filed this Form 10-K and the Form 10-Q for the fiscal quarter ended June 30, 2006, with any required restatements (further conditioned upon our providing supplemental information requested by the panel, which we timely provided).

As a result of the delay in filing this report and the Form 10-Q for our fiscal quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.

Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice our obligation to purchase the remaining 4.9% equity it holds in ASI (see Note 15). These circumstances include (a) when AJI’s equity ownership in ASI falls below 50%; (b) when bankruptcy or corporate reorganization proceedings are filed against the Company or AJI; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9%; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares). In any such event, an acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ASI equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ASI. Due to the cyclical and uncertain nature of cash flows and collections from our customers, the Company (or its subsidiaries) may from time to time incur borrowings which could cause the Company to exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may pay down the outstanding borrowings from cash to maintain compliance with its financial covenants.

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

Basis of Preparation

The accompanying consolidated financial statements include the accounts of Asyst and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI, and our majority-owned subsidiary, Asyst Japan, Inc. (“AJI”.)

Effective as of February 18, 2005, we changed our fiscal year-end date from the last Saturday in March to March 31. Accordingly, fiscal years 2005 and 2006 ended on March 31, 2005 and 2006, respectively, and fiscal year 2004 ended on March 27, 2004. For convenience of presentation and comparison to current and prior fiscal years ended March 31, we refer throughout this report to a fiscal year ended March 31, 2004. However, all references to our fiscal year ended March 31, 2004 mean our actual fiscal year ended March 27, 2004.

Revisions to Prior Year Financial Statements

The classification of certain prior year amounts in the consolidated financial statements and the notes thereto has been revised where necessary to conform to the current year’s presentation. In particular, we have revised the classification of certain auction rate securities, for which interest rates reset in less than three months, but for which the maturity date is longer than three months. This resulted in a revision in the consolidated statements of cash flows for the fiscal years ended March 31, 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents (see Note 5). The revisions did not have an effect on the prior periods’ net loss or cash flow from operations.

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

All other foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of those subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property, plant and equipment that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in the Consolidated Statements of Operations as incurred.

Cash and Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

Short-term Investments

As of March 31, 2006, our short-term investments consisted of equity securities and debt investments with maturities, at the time of purchase, greater than three months. Auction rate debt securities with interest rates that reset in less than three months but with maturity dates longer than three months, are classified as short-term investments. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, are recorded as a component of other comprehensive income (loss). The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in interest and other income (expense), net, in the Consolidated Statements of Operations. There have been no declines in value that are considered to be other than temporary for any of the three years in the period ended March 31, 2006. The cost of investments sold is based on specific identification. We do not intend to hold individual securities for greater than one year.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. At March 31, 2006, the carrying amount of long-term debt, including current portion, was $88.5 million and the estimated fair value was $81.5 million. At March 31, 2005, the carrying amount of long-term debt, including current portion, was $91.5 million and the estimated fair value was $90.6 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables, cash equivalents and short-term investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor and flat panel display industries, and relatively few customers account for a significant portion of our revenues. We regularly monitor the credit worthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During fiscal year 2006, Taiwan Semiconductor Manufacturing Corp. accounted for 12 percent of net sales. During fiscal year 2005, AU Optronics Corp. and Taiwan Semiconductor Manufacturing Corp. accounted for approximately 20 percent and 12 percent of net sales, respectively. During fiscal year 2004, L.G. Philips and Taiwan Semiconductor

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Manufacturing Corp. accounted for approximately 18 percent and 10 percent of net sales, respectively. No customers accounted for more than 10 percent of our total billed and unbilled accounts receivable at March 31, 2006 and 2005, respectively.

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

Goodwill and Other Intangible Assets

Intangible assets subject to amortization are being amortized over the following estimated useful lives using the straight-line method: purchased technology, three to eight years; customer lists and other intangible assets, five to 10 years; and licenses and patents, five to 10 years.

We have completed annual impairment tests in accordance with SFAS No. 142 during the quarter ended December 31, 2006, 2005 and 2004, respectively, and concluded that there was no impairment of goodwill in fiscal years 2006, 2005 and 2004. To determine the amount of any possible impairment, we estimated the fair value of our reporting units that contained goodwill (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business; an impairment expense would have been recognized. In connection with the annual impairment analysis for goodwill, we also assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144 and concluded that there was no impairment of intangible assets.

Property and Equipment

Property and equipment are recorded at cost or in the case of property and equipment purchased through corporate acquisitions at fair value based upon the allocated purchase price on the acquisition date. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The useful lives of our property and equipment are as follows:

Land	none
Buildings	38 to 50 years
Leasehold improvements	7 years or lease term, if shorter
Machinery and equipment	2 to 5 years
Office equipment, furniture and fixtures	5 years

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve

We provide for the estimated cost of product warranties at the time revenue is recognized. The table below summarizes the movement in the warranty reserve for the fiscal years ended March 31, 2006, 2005 and 2004 (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

Beginning Balance	$13,509	$8,185	$7,561
Reserve for warranties issued during the period	10,338	19,780	4,881
Settlements made (in cash or in kind)	(14,966)	(14,443)	(4,257)
Foreign currency translation	(914)	(13)	—

Ending Balance	$7,967	$13,509	$8,185

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

We recognize revenue for long-term contracts at ASI in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue and unbilled receivables each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. Unbilled receivables amount is reclassified to trade receivables once invoice is issued. We disclose material changes in our financial results that result from changes in estimates.

We account for software revenue in accordance with the AICPA SOP 97-2, Software Revenue Recognition.  Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or, the selling price is fixed or determinable and collectibility is probable.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have completed the analysis of the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004. Based on the analysis performed, we have decided not to take actions by repatriating our foreign earnings at the current moment. As of March 31, 2006, and based on the tax laws in effect at that time, we intended to continue to indefinitely reinvest our undistributed foreign earnings and accordingly, no deferred tax liability has been recorded on these undistributed foreign earnings.

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

	Fiscal Year Ended March 31,
	2006	2005	2004
		(As restated)	(As restated)

Basic and diluted net loss per share:
Numerator:
Net loss	$(104)	$(17,743)	$(82,616)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	47,972	47,441	41,805

Denominator for basic and diluted calculation	47,972	47,441	41,805

Net loss per share, basic and diluted	$(0.00)	$(0.37)	$(1.98)

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

Restricted stock awards and units	9	136	59
Stock options	6,879	6,827	8,212
Convertible notes	5,682	5,682	5,682

Total	12,570	12,645	13,953

Stock-Based Compensation

We account for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally three years.

The Company has decided to use the Modified Prospective Application (“MPA”) method. By using the MPA, the Company will not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for new options granted after the adoption of SFAS 123(R), i.e. April 1, 2006, and any portion of options that were granted after December 15, 1994 and have not vested by April 1, 2006. The Company uses a Black-Scholes option pricing model for calculating its option grant date fair value under SFAS 123(R).

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and value awards using the Black-Scholes option pricing model as of the date at which the non-employees performance is complete. We recognize the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation expense for our stock options, employee stock purchase plan and the restricted stock issuances been determined based on the fair value of the grant date for awards in fiscal years 2006, 2005 and 2004 consistent with the provision of SFAS No. 123, and SFAS No. 148, our net loss for fiscal years 2006, 2005 and 2004 would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended March 31,
	2006	2005	2004
		(As restated)	(As restated)

Net loss — as reported	$(104)	$(17,743)	$(82,616)
Add: employee stock-based compensation expense included in reported net loss, net of tax	1,819	2,376	3,089
Less: total employee stock-based compensation expense determined under fair value, net of tax	(6,838)	(12,383)	(14,436)

Net loss — as adjusted	$(5,123)	$(27,750)	$(93,963)

Basic and diluted net loss per share — as reported	$(0.00)	$(0.37)	$(1.98)

Basic and diluted net loss per share — as adjusted	$(0.11)	$(0.58)	$(2.25)

SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	47,972	47,441	41,805

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) that should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the impact of the adoption of the provisions of SFAS No. 151 will materially impact our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2007.

The Company has decided to use the Modified Prospective Application (“MPA”) method. By using the MPA, the Company will not restate its prior period financial statements. Instead, the Company applies SFAS 123(R) for

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new options granted after the adoption of SFAS 123(R), i.e. April 1, 2006, and any portion of options that were granted after December 15, 1994 and have not vested by April 1, 2006. The Company uses a Black-Scholes option pricing model for calculating its option grant date fair value under SFAS 123(R).

The adoption of SFAS No. 123(R) will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for fiscal years 2006, 2005 and 2004.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123(R), “Share-Based Payment” (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. It did not have a material impact on the Company’s financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No 3 (“SFAS No. 154”.) SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, (“FSP 13-1”). FSP 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The guidance in FSP 13-1 is effective for the first fiscal period after December 15, 2005 and its adoption in the three-month period ended March 31, 2006, did not have a material impact on our financial position or results of operations.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1 and 124-1”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in FSP 115-1 and 124-1 is

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for the first fiscal period after December 15, 2005 and its adoption in the three-month period ended March 31, 2006, did not have a material impact on our financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 in the year ended March 31, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our financial position or results of operations.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The company currently accounts for the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is 10 to 20 years of service. The company is required to apply the provisions of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No. 108 in the year ending March 31, 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position. To recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of this Statement are effective for an employer with publicly traded equity securities are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not believe that the adoption of the provisions of SFAS No. 158, in the year ending March 31, 2007, will materially impact our financial position or results of operations.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Balance Sheet Components:

Cash and Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

Cash equivalents as end of March 31, 2006 and 2005, by type are as follows (in thousands):

		Unrealized
2006	Cost	Gains (Losses)	Fair Value

Institutional money market funds	$19,656	$100	$19,756
Commercial paper	2,994	(1)	2,993

Total cash equivalents	$22,750	$99	$22,749

		Unrealized
2005	Cost	Loss	Fair Value

Institutional money market funds	$5,280	$—	$5,280
Commercial paper	4,995	(1)	4,994

Total cash equivalents	$10,275	$(1)	$10,274

Short-term Investments

Short-term investments by security type are as follows (in thousands):

		Unrealized
	Cost	Loss	Fair Value

March 31, 2006
Auction rate securities	$8,300	$—	$8,300
Corporate debt securities	6,014	(9)	6,005
Federal agency notes	1,000	(1)	999

	$15,314	$(10)	$15,304

March 31, 2005
Auction rate securities	$19,803	$—	$19,803
Corporate debt securities	9,915	(47)	9,868
Municipal debt securities	501	(1)	500
International debt securities	1,009	(2)	1,007
Federal agency notes	15,000	(92)	14,908

	$46,228	$(142)	$46,086

Contractual maturities of available-for-sale debt securities as of March 31, 2006 were as follows (in thousands):

Due within one year	$12,064
Due within 39 years	3,250

Total	$15,314

All of the investments in the table above were in a continuous unrealized loss position for less than twelve months and these unrealized losses were considered not to be other-than-temporary due primarily to their nature,

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quality and short-term holding. None of the investments in the table above had unrealized gains as of March 31, 2006 and 2005.

As more fully described in Note 4 the following table summarizes the cash and cash equivalents balances as previously reported in the Consolidated Statements of Cash Flows and as revised as of March 31, 2004 (in thousands):

	As Reported	As Revised
	Cash and Cash	Cash and Cash
	Equivalents	Equivalents

March 31, 2004	$101,907	$76,407

As a result of these changes, we revised the following line items in the Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 (in thousands):

	As Reported			As Revised
		Sales/			Sales/
	Purchase of	Maturities of		Purchase of	Maturities of
	Available for	Available for		Available for	Available for
Fiscal Year Ended	Sale Securities	Sale Securities	Net	Sale Securities	Sale Securities	Net

March 31, 2005	$(71,594)	$41,059	$(30,535)	$(84,744)	$79,709	$(5,035)
March 31, 2004	$(12,962)	$8,500	$(4,462)	$(38,462)	$8,500	$(29,962)

Accounts Receivable, net of allowance for doubtful accounts

Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	March 31,
	2006	2005

Trade receivables	$83,008	$77,196
Trade receivables-related party	90	100
Unbilled receivables	63,435	110,778
Other receivables	6,788	8,849
Less: Allowance for doubtful accounts	(11,868)	(6,980)

Total	$141,453	$189,943

We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 100.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. During the fiscal year ended March 31, 2006, we wrote off $1.2 million of accounts receivable which we determined to be uncollectible and for which we had recorded specific reserves in previous quarters. We do not record interest on outstanding and overdue accounts receivable.

All of our unbilled receivables are from our majority-owned joint venture, ASI. Payments related to these unbilled receivables are expected to be received within one year from March 31, 2006 and as such the balances are classified within current assets on our consolidated balance sheet.

Other receivables include notes receivable from customers in Japan and Korea in settlement of trade accounts receivable balances.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, the customary local industry practices may differ and prevail where applicable.

Our subsidiaries in Japan, AJI and ASI have agreements with certain Japanese financial institutions to sell certain trade receivables. For the fiscal years ended March 31, 2006 and 2005, AJI and ASI combined sold approximately $77.8 million and $46.6 million, respectively, of accounts receivable without recourse, and $1.4 million and $0.4 million, respectively, with recourse. At March 31, 2006, the Company had approximately $1.4 million of borrowings, secured by accounts receivable balances, for which the Company did not meet the true sale criteria.

Inventories

Inventories consisted of the following (in thousands):

	March 31,
	2006	2005

Raw materials	$9,882	$14,040
Work-in-process	22,180	17,905
Finished goods	1,157	1,570

Total	$33,219	$33,515

At March 31, 2006 and 2005, we had a reserve of $13.3 million and $15.3 million, respectively, for estimated excess and obsolete inventory.

We outsourced a majority of our Fab Automation Product manufacturing to Solectron Corporation (“Solectron.”) As part of the arrangement, Solectron purchased inventory from us and we may be obligated to reacquire inventory purchased by Solectron for our benefit if the inventory is not used over certain specified period of time per the terms of our agreement. No revenue was recorded for the sale of this inventory to Solectron and any inventory buyback in excess of our demand forecast is fully reserved. At March 31, 2006 and 2005, total inventory held by Solectron was $13.0 million and $14.5 million, respectively. During the fiscal years ended March 31, 2006 and 2005, we repurchased $14.1 million and $7.1 million of this inventory, respectively, that was not used by Solectron in manufacturing our products.

Prepaid expenses and other

Prepaid expenses and other consisted of the following (in thousands):

	March 31,
	2006	2005

Prepaid expenses	$7,078	$3,146
Deferred tax assets	16,886	16,379
Other	2,867	14,446

Total	$26,831	$33,971

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

Intangible assets were as follows (in thousands):

	March 31, 2006			March 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$58,289	$44,275	$14,014	$62,626	$34,069	$28,557
Customer base and other intangible assets	31,935	29,419	2,516	33,767	25,167	8,600
Licenses and patents	6,316	3,512	2,804	6,989	3,248	3,741

Total	$96,540	$77,206	$19,334	$103,382	$62,484	$40,898

Amortization expense was $16.6 million, $20.4 million and $20.2 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Expected future intangible amortization expense, based on current balances is as follows (in thousands):

Fiscal Year ending March 31,
2007	$11,920
2008	5,939
2009	677
2010	317
2011 and thereafter	481

$19,334

Goodwill

Goodwill balances by segment were as follows (in thousands):

	Fab Automation	AMHS	Total

Balance at March 31, 2005	$3,397	$60,617	$64,014
Foreign currency translation	—	(5,174)	(5,174)

Balances at March 31, 2006	$3,397	$55,443	$58,840

The changes in the carrying amount of goodwill for the years ended March 31, 2006 and 2005, respectively, are as follows (in thousands):

Balances at March 31, 2004	$71,973
Purchase accounting adjustments	(6,953)
Foreign currency translation	(1,006)

Balances at March 31, 2005	64,014
Foreign currency translation	(5,174)

Balances at March 31, 2006	$58,840

The purchase accounting adjustments in fiscal 2005 were primarily for the adjustment of deferred tax asset valuation allowance relating to pre-acquisition deferred tax assets.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Depreciation expense was $5.8 million, $6.8 million and $8.7 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. Property and equipment consisted of the following (in thousands):

	March 31,
	2006	2005

Land	$2,115	$2,312
Buildings	7,332	8,231
Leasehold improvements	21,174	12,608
Machinery and equipment	29,325	28,050
Office equipment, furniture and fixture	36,377	34,947

Sub-total	96,323	86,148
Less accumulated depreciation	(73,215)	(70,690)

Total	$23,108	$15,458

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,
	2006	2005
		(As restated)

Income taxes payable	$23,818	$18,378
Other taxes payable	405	5,877
Warranty reserve	7,967	13,509
Contract loss reserve	—	248
Restructuring reserve	105	883
Employee compensation	9,308	8,822
Customer deposits	1,984	2,918
Other accrued expenses	19,315	20,010

Total	$62,902	$70,645

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31,
	2006	2005

Accrued pension benefit liability	$6,975	$9,463
Lease Incentive	3,747	—
Other	252	308

Total	$10,974	$9,771

Accumulated Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net loss and reflected instead in equity. The following table presents our accumulated other comprehensive income (loss) items (in thousands):

	March 31,
	2006	2005

Unrealized gain (losses) on investments	$89	$(142)
Foreign currency translation adjustments	665	7,611

Accumulated other comprehensive income	$754	$7,469

6.	Restructuring and Other Charges (Credits):

Restructuring and other charges accrual and the related utilization for the fiscal years ended March 31, 2006, 2005 and 2004 were (in thousands):

	Severance and	Excess	Fixed Assets
	Benefits	Facilities	Impairment	Total

Balance, March 31, 2003	$291	$3,617	$192	$4,100
Additional (reduction in) accruals	5,460	1,075	46	6,581
Non-cash related utilization	70	(444)	(205)	(579)
Amounts paid in cash	(5,757)	(2,058)	(33)	(7,848)

Balance, March 31, 2004	64	2,190	—	2,254
Additional (reduction in) accruals	1,803	7	—	1,810
Amounts paid in cash	(1,803)	(1,390)	—	(3,193)
Foreign currency translation adjustment	3	9	—	12

Balance, March 31, 2005	67	816	—	883
Additional (reduction in) accruals	(7)	(39)	—	(46)
Non-cash related utilization	(60)	(96)	—	(156)
Amounts paid in cash	—	(573)	—	(573)
Foreign currency translation adjustment	—	(3)	—	(3)

Balance, March 31, 2006	$—	$105	$—	$105

During fiscal year 2006, we experienced certain minor changes in estimates to our restructuring and other charges accrual as a result of completion of various lease and sub-lease agreements, as well as final payments and adjustments on severance and benefit programs that were included in prior restructurings. The outstanding accrual balance of $0.1 million at March 31, 2006 consists of future lease obligations on operating leases which will be paid over the next two fiscal years. All remaining accrual balances are expected to be settled in cash.

In fiscal year 2005, we recorded net severance and other charges of $1.8 million, primarily for severance costs from a reduction in workforce in December 2004. In December 2004, we announced a restructuring initiative in our Fab Automation reporting segment, which involved the termination of employment of approximately 70 employees. The total costs of this restructuring were approximately $1.8 million in termination benefits.

In fiscal year 2004, we recorded net severance and other charges of $5.5 million, primarily related to $3.4 million in severance costs from a reduction in workforce in April 2003, and a $1.0 million charge related to the settlement and release of claims arising from the termination of a former officer. Included also were $1.1 million of severance expenses, primarily from headcount reductions in our Japanese operations. In addition to the severance charges, we recorded $1.1 million for exiting a facility in connection with our restructuring activities and for future

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease obligations on a vacated facility in excess of estimated future sublease proceeds. As a result of these restructuring activities, we terminated the employment of approximately 245 employees from our U.S. as well as international operations.

7.	Asset Impairment Charges:

In conjunction with the restructuring in fiscal 2005, we had removed from service and made available for sale certain land and a building owned by AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. As a result, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. We accounted for these assets as held-for-sale under SFAS No. 144.

In the third quarter of fiscal year 2006, we re-evaluated the status of the AJI facility discussed above and based on an assessment of our expected future business needs, we reclassified the assets, as held-and-used.

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

8.	Income Taxes:

The provision for (benefit from) income taxes is based upon income (loss) before income taxes, minority interest and discontinued operations as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

Domestic	$(18,553)	$(25,004)	$(72,995)
Foreign	51,792	6,446	(20,129)

	$33,239	$(18,558)	$(93,124)

The provision for (benefit from) income taxes consisted of (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

Current:
Federal	$(537)	$(334)	$—
State	41	—	31
Foreign	22,671	15,388	2,272

Total Current	22,175	15,054	2,303

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(3,429)	(16,970)	(8,453)

Total Deferred	(3,429)	(16,970)	(8,453)

Total provision for (benefit from) income taxes	$18,746	$(1,916)	$(6,150)

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004

Tax provision (or benefit) at federal statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of Federal benefit	0.1%	(3.9)%	(5.7)%
Foreign income and withholding taxes in excess of statutory rate	3.4%	(20.7)%	0.9%
Non-deductible expenses and other	(1.4)%	(1.4)%	(0.8)%
Change in valuation allowance	19.3%	50.7%	40.0%

Effective income tax rate	56.4%	(10.3)%	(6.6)%

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2005
		(As restated)

Net operating loss and credit carryforwards	$110,479	$106,353
Reserves and accruals	36,975	40,089
Depreciation and Amortization	2,360	2,612
Capitalized R&D	2,971	3,506

Gross deferred tax assets	152,785	152,560
Valuation allowance	(132,666)	(130,211)

Net deferred tax assets	$20,119	$22,349

Deferred tax liabilities:
Intangible assets	$(6,022)	$(12,748)

At March 31, 2006, we had federal and state net operating losses of $275.4 million and $76.8 million, respectively. The federal net operating losses expire at various dates beginning 2012 through March 2026. The state net operating losses expire at various dates through 2016. Approximately $17 million of net operating losses relate to stock options which when realized will be credited primarily to equity.

At March 31, 2006, we had federal and state research and development tax credits of $4.1 million and $4.3 million, respectively. The federal research and development tax credits will begin to expire in 2022, while the state research and development tax credits may be carried forward indefinitely.

Utilization of the net operating losses and credit carryovers may be subject to a substantial annual limitation due to the ownership change limitation provided be the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carry forwards before utilization.

Based on the available objective evidence, we cannot conclude that it is more likely than not that the U.S. deferred tax assets, including the net operating losses, will be realizable. Accordingly, we have provided a full valuation allowance against the U.S. deferred tax assets at March 31, 2006.

Undistributed earnings of our foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt:

We had $1.4 million of short-term debt issued by banks in Japan as of March 31, 2006, owed by our Japanese subsidiary, AJI and was guaranteed by the Company in the United States. As of March 31, 2006, the interest rate ranged from 1.4 percent to 2.0 percent. Substantially all of the debt is guaranteed by Asyst in the United States.

Long-term debt and capital leases consisted of the following (in thousands):

	March 31,
	2006	2005

Convertible subordinated notes	$86,250	$86,250
Long-Tern loans	1,762	4,397
Capital leases	524	860

Total long-term debt	88,536	91,507
Less: Current portion of long-term debt and capital leases	(1,368)	(2,757)

Long-term debt and capital leases net of current portion	$87,168	$88,750

At March 31, 2006, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,	Amount

2007	$1,368
2008	724
2009	86,444
2010 and thereafter	—

$88,536

Convertible Subordinated Notes

On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at par and at our option after July 3, 2004. Debt issuance costs of $2.9 million, net of amortization are included in other assets. Issuance costs are being amortized over 84 months and are being charged to other income (expense). Debt amortization costs totaled $0.5 million during each of the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Asyst received a letter dated August 16, 2006, from U.S. Bank National Association, as trustee under the Indenture related to the notes, which asserts that Asyst is in default under the Indenture because of the delays in filing its Form 10-K for the fiscal year ended March 31, 2006 and Form 10-Q for the fiscal quarter ended June 30, 2006. Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports is a default under the indenture. See Note 15 for further discussion.

Lines of Credit

At March 31, 2006, we had a two-year revolving line of credit with a commercial bank, with a then-current maturity date of July 31, 2007. We amended the line of credit during the first and third quarters of fiscal year 2006. As amended, the maximum borrowing available under the line was $40.0 million; however, only $25.0 million of borrowing was available to us as long as ASI maintained $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit required compliance with certain financial covenants, including a

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million held in the U.S., at least $20.0 million of which had to be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, could have changed based on the amount of letters of credit the amount of aggregate borrowing by ASI and the cash balance held at the bank. As of March 31, 2006, there was no amount outstanding under the line of credit, but the maximum borrowing had been reduced by $0.8 million with the issuance of a letter of credit during November 2005. We were in compliance with all financial covenants and had available $29.7 million as of March 31, 2006. This line of credit was terminated in July 2006 (see Note 15).

At March 31, 2006, ASI had revolving lines of credit with five Japanese banks. These lines allow aggregate borrowing of up to 7 billion Japanese Yen, or approximately $60 million at the exchange rate as of March 31, 2006. As of March 31, 2006, ASI had no outstanding balance and a total of 7 billion Japanese yen available under these lines of credit. As of March 31, 2005, ASI had outstanding borrowings of 1.4 billion Japanese Yen, or approximately $13.0 million at the exchange rate as of March 31, 2005, which is recorded in short-term debt.

ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.06 percent at March 31, 2006 plus margins of 0.80 to 1.25 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.

ASI was in compliance with these covenants at March 31, 2006. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiry dates to June 30, 2007, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.

Our Japanese subsidiary, AJI, has terms loans outstanding with two Japanese banks. These loans are repayable monthly or quarterly through various dates ranging from May 2006 through May 2008. The loans carry annual interest rates between 1.4 to 3.0 percent and substantially all of these loans are guaranteed by the Company in the United States. As of March 31, 2006, AJI had outstanding borrowings of 0.2 billion Japanese Yen or approximately $1.8 million, at exchange rates as of March 31, 2006, that are recorded as short-term and long-term debt.

10.	Common Stock:

As of March 31, 2006, the following shares of our common stock were available for issuance:

Employee Stock Option Plans	1,679,959
Employee Stock Purchase Plan	116,205

1,796,164

Sale of Equity Securities

No equity securities were sold during fiscal year 2006, other than through exercise of stock options, restricted stock awards or through the Employee Stock Purchase Plan. In November 2003, we sold 6,900,000 shares of our common stock, including exercise of the underwriters’ over-allotment option, at an offering price to the public of $15.17 per share. We received total proceeds of $98.9 million, net of the related issuance fees and costs of $5.7 million.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

We have four stock option plans, the 1993 Employee Stock Option Plan (“the 93 Plan”), the 1993 Non-Employee Directors’ Stock Plan, the 2001 Non-Officer Equity Plan (“the 2001 Plan”) and the 2003 Equity Incentive Plan (“the 2003 Plan”). Under all of our stock option plans, options are currently granted for six year periods and become exercisable ratably typically over a vesting period of three years or as determined by the Board of Directors.

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

Under the amended 2003 Plan, adopted in August 2005, 3,900,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options, incentive stock options and the issuance of restricted stock to employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date.

Total stock-based compensation expenses recorded during fiscal years 2006, 2005 and 2004 consisted of the following (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004
		(As restated)	(As restated)

Cost of sales	$157	$281	$267
Research and development	179	406	1,062
Selling, general and administrative	1,834	1,786	2,826

	$2,170	$2,473	$4,155

During the fourth quarter of fiscal year 2005, the Board of Directors approved accelerating the vesting of 394,000 certain outstanding “out-of-the-money” unvested stock options with exercise prices of $10.11 per share granted to employees under the “All Employee Award” program of May 28, 2004. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the adoption of SFAS No. 123(R). As these options’ vesting was accelerated in fiscal year 2005, additional compensation cost of $1.8 million, which represented the unamortized cost of accelerated unvested options, was included when calculating the pro forma net loss for disclosure under SFAS No. 123 and SFAS No. 148 for fiscal year 2005 in Note 4.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in our stock option plans is summarized as follows:

	Fiscal Year Ended March 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	6,819,001	$10.00	8,176,309	$11.09	9,210,061	$12.20
Granted	1,671,083	5.73	1,699,250	7.17	3,014,508	6.67
Exercised	(367,355)	4.87	(460,148)	5.64	(1,695,160)	6.75
Cancelled	(1,246,317)	10.23	(2,596,410)	12.35	(2,317,904)	12.80

Options outstanding, end of year	6,876,412	$9.19	6,819,001	$10.00	8,211,505	$11.05

Exercisable, end of year	4,522,974	$10.74	4,674,163	$11.37	4,417,856	$12.40

In addition, 436,500 shares, 27,286 shares and 886 shares of restricted stock and restricted stock units were granted during fiscal years ended March 31, 2006, 2005 and 2004, respectively, with a weighted average grant-date fair value of $4.00, $10.09 and $8.07 per share, respectively. There were 75,326 shares of restricted stock and restricted stock units issued during the fiscal year ended March 31, 2006, as a result of the lapse in the restriction due to fulfillment of the service period requirement.

The following table summarizes our outstanding and exercisable stock options as of March 31, 2006:

	Options Outstanding			Exercisable Options
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual	Exercise Price	Exercisable	Exercise Price

$ 0.00 - $ 3.95	1,249,039	5.61	$3.79	640,610	$3.71
4.13 - 4.94	845,556	5.23	4.72	242,970	4.70
4.98 - 5.05	727,167	6.90	5.04	454,339	5.05
5.09 - 8.02	724,721	6.47	6.45	426,630	6.55
8.19 - 9.65	722,539	5.81	9.08	434,145	8.94
9.75 - 11.25	691,431	6.96	10.26	524,189	10.21
11.30 - 14.25	700,461	5.33	12.95	654,638	12.90
14.40 - 19.06	899,298	5.48	17.32	829,253	17.43
19.38 - 37.31	312,950	4.18	24.57	312,950	24.57
51.38 - 51.38	3,250	4.03	51.38	3,250	51.38

$ 0.00 - $51.38	6,876,412	5.83	$9.19	4,522,974	$10.74

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of options during fiscal years ended March 31, 2006, 2005 and 2004 was $5.71, $5.09 and $4.37, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended March 31, 2006, 2005 and 2004:

	Fiscal Year Ended March 31,
	2006	2005	2004

Risk-free interest rate	4.7%	3.4%	3.0%
Expected term of options (in years)	3.3	4.6	4.7
Expected volatility	83%	91%	81%
Expected dividend yield	0%	0%	0%

The volatility for fiscal year 2006 is a combination of historical volatility for the nine month period ended December 31, 2005 and a combination of historical and implied volatility for the three month period ended March 31, 2006. The volatility for fiscal years 2005 and 2004 was based on historical volatility.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 2,450,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10.0 percent of an employee’s compensation, at a price not less than 85.0 percent of the market value of the stock on specified dates. During fiscal years ended March 31, 2006, 2005 and 2004 the number of shares issued under the plan were 240,015, 261,399 and 163,671 shares, respectively. As of March 31, 2006 the number of shares purchased by employees under the Plan totaled 2,335,515.

The weighted-average fair value of stock purchases during fiscal years ended March 31, 2006, 2005 and 2004 was $4.04, $2.41 and $7.69, respectively. The fair value of each stock purchase is calculated on the date of purchase using the Black-Scholes model with the following weighted average assumptions used:

	Fiscal Year Ended March 31,
	2006	2005	2004

Risk-free interest rate	3.9%	2.7%	1.2%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	51%	73%	81%
Expected dividend yield	0%	0%	0%

11.	Employee Benefit Plans:

Defined Benefit Pension Plans

Our joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law. The plan is managed jointly and its assets are commingled with those of the retired employees of Shinko, the minority shareholder of ASI.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the benefit obligations and plan assets for the plan described above were as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2005

Change in projected benefit obligation:
Beginning projected benefit obligation	$18,842	$18,703
Acquisitions/Employee Transfers	—	132
Service cost	781	738
Interest cost	350	364
Actuarial loss	135	1,268
Currency exchange rate changes	(1,593)	(280)
Benefits paid to plan participants	(1,641)	(2,083)

Ending projected benefit obligation	$16,874	$18,842

Change in Plan Assets:
Beginning fair value of plan assets	$7,300	$6,153
Actual return on plan assets	1,274	154
Employer contributions	2,371	2,515
Currency exchange rate changes	(722)	(93)
Benefits paid to participants	(1,155)	(1,429)

Ending fair value of plan assets	$9,068	$7,300

Funded Status:
Ending funded status	$(7,806)	$(11,542)
Unrecognized net actuarial loss	831	1,912

Net amount recognized	$(6,975)	$(9,630)

Amounts Recognized in the Balance Sheet:
Accrued pension liability	$(6,975)	$(9,630)

Plan asset allocations were as follows:

	March 31,
	2006	2005

Japanese equity securities	42.0%	37.0%
Japanese debt securities	25.0%	27.0%
Non-Japanese equity securities	22.0%	21.0%
Non-Japanese debt securities	8.0%	9.0%
Others	3.0%	6.0%

Total	100.0%	100.0%

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The range of target allocation percentages for each major category of plan assets as of March 31, 2006 was as follows:

Japanese equity securities	30% to 45%
Japanese debt securities	20% to 30%
Non-Japanese equity securities	20% to 30%
Non-Japanese debt securities	10% to 20%
Others	0% to 10%

The discount rate is an assumption used to determine the actuarial present value of benefits attributed to the service rendered by participants in our pension plans. The rate used reflects our best estimate of the rate at which pension benefits could be effectively settled. We estimate this rate based on available rates of return on high-quality fixed-income investments currently available, primarily the yield on long-term Japanese government bonds with terms similar to the expected timing of payments to be made under our pension obligations.

Weight-average assumptions used to determine benefit obligations:

	March 31,
	2006	2005

Discount rate	2.0%	2.0%
Rate of compensation increase	2.5%	2.5%

Weight-average assumptions used to determine net periodic benefit cost for:

	Fiscal Year Ended March 31,
	2006	2005

Discount rate	2.0%	2.0%
Expected return on plan assets	3.5%	3.5%
Rate of compensation increase	2.5%	2.5%

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

The net periodic pension cost for the plan included the following components (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

Company service cost	$781	$738	$688
Interest cost	350	364	352
Expected return on plan assets	(266)	(246)	(243)
Amortization of unrecognized loss	2	—	—

Net periodic pension cost	$867	$856	$797

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future expected benefit payments over the next ten fiscal years are as follows (in thousands):

Fiscal Year Ending March 31,
2007	$889
2008	1,568
2009	2,560
2010	2,496
2011	2,121
2012 through 2016	4,128

Total	$13,762

The net periodic pension cost for the fiscal year ending March 31, 2007 is expected to be approximately $0.9 million. Cash funding for benefits to be paid for fiscal year 2007 is expected to be approximately $0.3 million. The long-term portion of the benefit liability is included in other long-term liabilities, while the current portion is included in accrued and other liabilities.

At March 31, 2006, the plan’s accumulated benefit obligation of $13.8 million and the plan’s projected benefit obligation of $16.9 million exceed the plan assets of $9.1 million. At March 31, 2005, the plan’s accumulated benefit obligation of $15.6 million and the plan’s projected benefit obligation of $18.8 million exceed the plan assets of $7.3 million.

Our majority-owned Japanese subsidiary, AJI, has an unfunded defined benefit pension plan for its employees. At March 31, 2006, the projected benefit obligation and accrued benefit liability were $1.0 million and $0.8 million, respectively. The net periodic pension cost for the fiscal years ended March 31, 2006 and 2005 was $0.2 million and $0.3 million, respectively.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our full-time employees. Participants in the 401(k) plan may contribute up to 20.0 percent of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Employer matching contributions were approximately $0.6 million and $0.5 million during fiscal years ended March 31, 2006 and 2005, respectively. There was no employer matching contribution during the fiscal year ended March 31, 2004.

12.	Reportable Segments:

We have two reportable segments: Fab Automation and AMHS. Fab Automation Products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

The segments represent management’s view of the Company’s business and how it evaluates performance and allocate resources based on revenues and operating income (loss). Income (loss) from operations for each segment includes selling, general and administrative expenses directly attributable to the segment. Amortization of acquired intangible assets, including impairment of these assets and of goodwill, and acquisition-related and restructuring charges are excluded from the segments’ income (loss) from operations. Our non-allocable overhead costs, which include corporate general and administrative expenses, are allocated between the segments based upon segment revenues.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information is summarized as follows (in thousands):

	March 31,
	2006	2005

AMHS:
Fixed Assets Additions, fiscal year ended	$3,721	$2,636
Total Assets	$251,477	$312,391
Fab Automation Products:
Fixed Assets Additions, fiscal year ended	$11,068	$1,312
Total Assets	$163,817	$171,383
Consolidated:
Fixed Assets Additions, fiscal year ended	$14,789	$3,948
Total Assets	$415,294	$483,774

	Fiscal Year Ended March 31,
	2006	2005	2004
		(As restated)	(As restated)

AMHS:
Net sales	$294,483	$380,596	$168,510
Cost of Sales	196,571	333,956	145,636

Gross Profit	$97,912	$46,640	$22,874

Income (loss) from operations	$47,782	$844	$(19,245)

Amortization and Depreciation	$14,461	$17,284	$17,048

Fab Automation Products:
Net sales	$164,738	$232,391	$133,132
Cost of Sales	101,404	156,816	102,636

Gross Profit	$63,334	$75,575	$30,496

Income (loss) from operations	$(15,496)	$(18,673)	$(67,244)

Amortization and Depreciation	$7,901	$10,325	$12,183

Consolidated:
Net sales	$459,221	$612,987	$301,642
Cost of Sales	297,975	490,772	248,272

Gross Profit	$161,246	$122,215	$53,370

Income (loss) from operations	$32,286	$(17,829)	$(86,489)

Amortization and Depreciation	$22,362	$27,609	$29,231

Total loss from operations is equal to consolidated loss from operations for the periods presented.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by geography, based on the ship to location of the customers, were as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

United States	$87,266	$112,923	$63,863
Japan	183,079	146,752	83,778
Taiwan	109,174	230,334	46,211
Korea	21,123	30,240	45,785
Other Asia/Pacific	27,336	70,879	41,381
Europe	31,243	21,859	20,624

Total	$459,221	$612,987	$301,642

Total property and equipment, net and other assets, excluding deferred tax assets, were as follows (in thousands):

	March 31,
	2006	2005

United States	$12,057	$6,243
Japan	12,992	11,915
Other	312	324

Total	$25,361	$18,482

13.	Commitments and Contingencies:

Lease Commitments

We lease various facilities under non-cancelable capital and operating leases. At March 31, 2006, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease

2007	$231	$3,292
2008	162	3,189
2009	148	1,585
2010	—	1,449
2011 and thereafter	—	4,238

Total	$541	$13,753

Less: interest	(17)

Present value of minimum lease payments	524
Less: current portion of capital leases	(216)

Capital leases, net of current portion	$308

Rent expense under our operating leases was approximately $6.2 million, $5.8 million and $5.0 million for the years ended March 31, 2006, 2005 and 2004, respectively.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

At March 31, 2006, total non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $13.6 million.

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

Following remand, the Company filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denied defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ’421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. §271(f). At a case management conference held June 23, 2006, the Court set a trial date of December 1, 2006. In the interim, the defendants continue to assert certain defenses, and are seeking a reexamination by the Patent and Trademark Office of the claims in suit. A reexamination could significantly narrow or invalidate our patents in suit, or narrow or preclude damages recoverable by us in this action. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.

On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ASI. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “ ‘677 Patent”), and seeks monetary damages against both Shinko and ASI in an amount to be determined. The suit alleges infringement of the ‘677 Patent by elements of identified Shinko products and of ASI’s Over-head Shuttle and Over-head Hoist Transport products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to a mutual defense of the claims.

As discussed in Note 2, the Company received a letter dated June 7, 2006, from the SEC requesting that Asyst voluntarily produce documents relating to stock options granted from January 1, 1997 to the present. The Company is cooperating in the SEC’s inquiry. On June 26, 2006, the Company received a grand jury subpoena of the same date from the United States District Court for the Northern District of California, requesting the production of documents relating to the Company’s past stock option grants and practices for the period from 1995 to the present. The

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company intends to cooperate fully with the U.S. Attorney’s office and is responding to this subpoena. Due to the inherent uncertainties involved with such investigations, the Company cannot accurately predict the ultimate outcome of these governmental inquiries.

In addition, certain of the current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995. Both Actions assert causes of action for breach of fiduciary duty, unjust enrichment, corporate waste, abuse of control, gross mismanagement, accounting, rescission and violations of Section 25402 et. seq. of the California Corporations Code. The Federal Action also alleges that certain of the current and former defendant directors and officers breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated there under, and Section 20(a) of the Exchange Act. Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought. The Company has engaged outside counsel to represent it in the government inquiries and pending lawsuits.

From time to time, we are also involved in other legal actions arising in the ordinary course of business. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of March 31, 2006.

Indemnifications

We, as permitted under California law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at its request in such capacity. In this regard, we have received numerous requests for indemnification by current and former officers and directors, with respect to asserted liability under the governmental inquiries shareholder derivative actions described in the immediately preceding Legal Commitments section. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that enables us to recover a portion of future amounts paid, subject to conditions and limitations of the polices. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is not material.

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

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions:

At March 31, 2006 and 2005, we did not hold any outstanding loans due to us from current employees. At March 31, 2004, we held notes from two then current non-officer employees totaling $0.4 million, which were repaid during fiscal year 2005.

Our majority-owned subsidiary, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At March 31, 2006 and 2005, significant balances with Shinko and MECS Korea were (in thousands):

	March 31,
	2006	2005

Accounts payable due to Shinko	$13,406	$39,221
Accrued liabilities due to Shinko	$59	$450
Accounts receivable from MECS Korea	$90	$100
Accounts payable due to MECS Korea	$3	$21
Accrued liabilities due to MECS Korea	$81	$—

In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the fiscal years ended March 31, 2006, 2005 and 2004, sales to and purchases from Shinko and MECS Korea were (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004

Material and service purchases from Shinko	$57,043	$96,097	$42,511
Material and service purchases from MECS Korea	$3	$414	$2
Sales to MECS Korea	$568	$378	$138

As noted in more detail in Part III, below, the Company has appointed Richard H. Janney, as interim Chief Financial Officer and interim Principal Accounting Officer. From 2004 to September 2006, Mr. Janney served as Engagement Manager for Jefferson Wells, a global provider of professional services in the areas of risk, controls, compliance, and financial process improvement. During and after Asyst’s fiscal year ended March 31, 2006, Mr. Janney, and other consultants from Jefferson Wells worked closely with Asyst, advising Asyst on its internal controls and processes relating to its financial reporting and assisting it in its continuing efforts to comply with its requirements under Section 404 of the Sarbanes-Oxley Act. Asyst paid an aggregate amount of approximately $1.68 million to Jefferson Wells for these and other consulting services from April 2005 through July 2006. For the current period of his service to Asyst, Mr. Janney has agreed to devote his professional time to his positions at Asyst (but may provide limited services to Jefferson Wells that do not conflict with his agreed undertaking with Asyst).

15.	Subsequent Events:

NASDAQ Delisting Proceedings

On June 22, 2006, the Company notified the NASDAQ National Market (renamed the NASDAQ Global Market on July 1, 2006) that Asyst would not file its Form 10-K for the year ended March 31, 2006, within the 15 calendar day extension period contemplated by its Form 12b-25 filed with the SEC on June 14, 2006. On June 30, 2006, the Company received a letter from the NASDAQ Listing Qualifications Department indicating that, because of the Company’s previously announced delay in timely filing its Annual Report on Form 10-K for its fiscal year ended March 31, 2006, the Company was not in compliance with the filing requirements for continued listing on NASDAQ as set forth in NASDAQ Marketplace Rule 4310(c)(14). The Company made a request for a hearing before a NASDAQ Listings Qualifications Panel to address the filing delay, which hearing was held on August 31, 2006. On September 21, 2006, the Company received a letter from the NASDAQ Listing Qualifications Hearings

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

department stating that a NASDAQ Listing Qualifications Panel has determined to continue the listing of Asyst’s common stock on the NASDAQ Global Market, subject to the conditions that:

•	On or before September 27, 2006, the Company submits supplemental information outlined in the letter concerning the previously announced Special Committee investigation into stock option grants and practices; and

•	On or before November 30, 2006, the Company files its Form 10-K for the fiscal year ended March 31, 2006, its Form 10-Q for the quarter ended June 30, 2006, and all required restatements (if any).

On September 27, 2006, Asyst submitted to NASDAQ the supplemental information requested from the Company.

Acquisition and Related Debt Financing Facility

On July 14, 2006, Asyst and AJI purchased from Shinko shares of ASI representing an additional 44.1% of outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1%.

At any time prior to the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9% of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$11.3 million at the July 14 exchange rate).

On June 22, 2006, Asyst entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager, and the other parties to the agreement. The $115 million senior secured credit facility under this agreement consists of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due 3 years after the credit agreement closing date (provided that Asyst’s outstanding 5 3/4% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008).

Interest on the credit facility is based on the applicable margin plus either (i) LIBOR (or such other indices as may be agreed upon), or (ii) for dollar-denominated loans only, the higher of (a) the Bank of America prime rate, or (b) the Federal Funds rate plus 0.50%. The applicable margin ranges from 1% to 2.75%, depending on various factors set forth in the credit agreement. The agreement also requires a range of commitment, letter of credit and other fees.

The credit agreement is a direct obligation of Asyst and its direct and indirect subsidiaries, and is guaranteed by Asyst’s direct and indirect domestic subsidiaries. The credit facility is secured by a lien on all of the assets of Asyst and its subsidiaries in which security interests can be granted.

In conjunction with executing the $115 million senior secured credit facility, Asyst terminated the $40 million revolving bank line of credit that was originally scheduled to expire on July 31, 2007.

Notice of default relating to Convertible Subordinated Notes

Asyst received a letter dated August 16, 2006, from U.S. Bank National Association, as trustee under the Indenture related to Asyst’s 5 3/4% Convertible Subordinated Notes due 2008, which asserts that Asyst is in default under the Indenture because of the delays in filing its Form 10-K for the fiscal year ended March 31, 2006 and Form 10-Q for the fiscal quarter ended June 30, 2006.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The letter states that this asserted default is not an “Event of Default” under the Indenture if the company cures the default within 60 days after receipt of this notice, or the default is waived by the holders of a majority in aggregate principal amount of the notes outstanding. If an Event of Default were to occur, and is continuing under the indenture, the trustee of the holders of at least 25% in aggregate principal amount of the notes, of which $86.3 million principal amount is outstanding, may accelerate maturity of the notes.

Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports is a default. Nonetheless, in conjunction with the filing of this report on Form 10-K, we also intend to file with the SEC our report on Form 10-Q for the fiscal quarter ended June 30, 2006. Upon completion of those filings, we intend to deliver to the trustee copies of the reports on Forms 10-K and 10-Q, and that delivery will cure any purported defaults under the indenture and asserted by the trustee in its letter referenced above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Asyst Technologies, Inc.:

We have completed integrated audits of Asyst Technologies, Inc.’s fiscal 2006 and fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its fiscal 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and its subsidiaries (the “Company”) at March 31, 2006 and March 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Asyst Technologies, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, because (1) the Company did not maintain effective controls over the completeness and accuracy of revenue and deferred revenue, and (2) the Company did not maintain effective controls over the completeness, accuracy and timeliness of recognition of accrued liabilities and deferred costs, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of March 31, 2006:

1. The Company did not maintain effective controls over the completeness and accuracy of revenue and deferred revenue. Specifically, effective controls were not designed and in place to prevent or detect the Company’s (a) failure to properly defer revenue for post-delivery installation obligations at its wholly-owned subsidiary in Japan, Asyst Japan, Inc. (“AJI”), (b) failure to recognize installation revenue on a timely basis at its majority-owned joint venture in Japan, Asyst Shinko, Inc. (“ASI”), and (c) failure to properly defer revenue on one contract until the contract was signed. This control deficiency resulted in audit adjustments to the interim consolidated financial statements for the second and third quarter of fiscal 2006 and audit adjustments to the Company’s fiscal 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. The Company did not maintain effective controls over the completeness, accuracy and timeliness of recognition of accrued liabilities and deferred costs. Specifically, effective controls were not designed and in place to prevent or detect the Company’s (a) capitalization of certain operating expenses that should have been expensed, (b) failure to accrue certain freight charges on a timely basis and (c) failure to accurately and timely accrue certain cost of sales at ASI. This control deficiency resulted in audit adjustments to the interim consolidated financial statements for all quarters of fiscal 2006 and audit adjustments to the Company’s fiscal 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of prepaid costs, accrued liabilities, cost of sales and operating expenses that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Asyst Technologies, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control  — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Asyst Technologies, Inc. has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PricewaterhouseCoopers LLP

San Jose, California
October 13, 2006

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited) for the two year period ended March 31, 2006.

QUARTERLY FINANCIAL DATA

	Year Ended March 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

As reported
Net sales	$117,451	$124,595	$106,824	$110,351
Gross profit	33,734	43,476	41,996	42,112
Net income (loss)	$(3,587)	$(1,545)	$2,979	$2,437

Basic net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Diluted net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Shares used in basic net income (loss) per share calculations	47,812	47,963	48,019	48,216
Shares used in diluted net income (loss) per share calculations	47,812	47,963	48,789	50,178
Adjustments
Net sales	$—	$—	$—	$—
Gross profit	(26)	(26)	(20)	—
Net income (loss)	$(107)	$(91)	$(190)	$—

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in basic net income (loss) per share calculations	47,812	47,963	48,019	48,216
Shares used in diluted net income (loss) per share calculations	47,812	47,963	48,789	50,178
As restated
Net sales	$117,451	$124,595	$106,824	$110,351
Gross profit	33,708	43,450	41,976	42,112
Net income (loss)	$(3,694)	$(1,636)	$2,789	$2,437

Basic net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Diluted net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Shares used in basic net income (loss) per share calculations	47,812	47,963	48,019	48,216
Shares used in diluted net income (loss) per share calculations	47,812	47,963	48,789	50,178

	Year Ended March 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

As reported
Net sales	$139,425	$168,606	$161,383	$143,573
Gross profit	27,095	30,848	27,569	36,745
Net loss	$(2,286)	$(1,831)	$(11,644)	$(1,781)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.24)	$(0.04)

Shares used in basic and diluted net loss per share calculations	47,179	47,428	47,553	47,678
Adjustments
Net sales	$—	$—	$—	$—
Gross profit	(21)	(15)	(1)	(5)
Net income (loss)	$(98)	$(56)	$(27)	$(20)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Shares used in basic and diluted net loss per share calculations	47,179	47,428	47,553	47,678
As restated
Net sales	$139,425	$168,606	$161,383	$143,573
Gross profit	27,074	30,833	27,568	36,740
Net loss	$(2,384)	$(1,887)	$(11,671)	$(1,801)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.25)	$(0.04)

Shares used in basic and diluted net loss per share calculations	47,179	47,428	47,553	47,678

Comparability of quarterly data is affected by the following items which occurred during fiscal years 2006 and 2005:

Asset impairment charges of $4.6 million were recorded in the third quarter of fiscal year 2005. These charges relate to write-downs in fixed assets, including land held for sale, by AJI.

Loss contract accruals of $1.9 million and $0.4 million were recorded in the second and fourth quarters of fiscal year 2005, respectively.

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

Stock-based compensation and related payroll tax expenses (benefits) of $107,000, $91,000, $74,000 and $(8,000) were recorded in cost of sales and other operating expenses in the first, second, third and fourth quarters of fiscal year 2006, respectively.

Stock-based compensation and related payroll tax expenses of $98,000, $56,000, $27,000 and $20,000 were recorded in cost of sales and other operating expenses in the first, second, third and fourth quarters of fiscal year 2005, respectively.

These charges were primarily related to the investigation which began in June 2006, relating to the dating of stock option awards granted from fiscal year 1995 through fiscal year 2004.

Refer to the consolidated financial statements contained in this Form 10-K for further disclosure of the above items.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

Special Committee Investigation into Past Option Grants and Practices and Restatement

Background Findings and Restatement

In May 2006, certain analysts published reports suggesting that Asyst may have granted stock options in the past with favorable exercise prices compared to stock prices before or after the reported grant dates. In response to such reports, management began an informal review of the Company’s past stock option grant practices. On June 7, 2006, the SEC sent a letter to the Company requesting a voluntary production of documents relating to past option grants. On June 9, 2006, the Company’s Board of Directors appointed a special committee of three independent directors to conduct a formal investigation into past stock option grants and practices. The Special Committee retained independent legal counsel and independent forensic and technical specialists to assist in the investigation.

Special Committee’s Investigation: Scope, Report and Findings

The Special Committee’s investigation was completed on September 28, 2006, with the delivery of the Committee’s final report on that date. The investigation covered option grants to all employees, directors and consultants’ stock options and associated grant dates during the period of January 1995 through June 2006. The Special Committee found instances wherein incorrect measurement dates were used to account for certain option grants. The last stock option for which the measurement date was found to be in error was granted in February 2004. The Special Committee concluded that none of the incorrect measurement dates was the result of fraud.

Specifically, the Special Committee determined that (1) there was an insufficient basis to rely on the Company’s process and related documentation to support recorded measurement dates used to account for most stock options granted primarily during calendar years 1998 through 2003; (2) the Company had numerous grants made by means of unanimous written consents signed by Board or Compensation Committee members wherein all the signatures of the members were not received on the grant date specified in the consents; and (3) the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date.

The Special Committee also found that, during the period from April 2002 through February 2004, the Company set the grant date and exercise price of rank and file employee option grants for new hires and promotions at the lowest price of the first five business days of the month following the month of their hire or promotion. The net impact of this practice was an aggregate charge of less than $400,000.

The Special Committee identified isolated instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued. For example, the Committee determined that on two occasions, the Company granted options to directors that exceeded the annual “automatic” grant amount specified in the applicable plan. On another occasion, a grant to a director was approved one day before the individual became a director. In addition, one grant was made to an officer of the Company by the chief executive officer under delegated authority; however, under the terms of the applicable plan, the option grant should have been made by the Company’s Board or its Compensation Committee. There were also isolated instances where option grants were made below fair market value. The applicable stock option plans require that option grants must be made at fair market value on the date of grant. However, the Committee did not find any evidence that these violations were fraudulent or committed for improper purposes.

Corrected Measurement Dates and Determination to Restate

To determine the correct measurement dates under applicable accounting principles for these options, the Committee relied on Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s purchase price. In instances where the Special Committee determined it could not rely on the original stock option grant date, the Special Committee determined corrected measurement dates based on its ability to establish or confirm, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of an option had been satisfied under applicable accounting principles. In instances where the Special Committee could not independently establish a corrected measurement date based on this criterion, the Committee determined to use as the appropriate measurement date for accounting purposes that date on which the option grant was entered and recorded in the Company’s stock administration data system. The Special Committee concluded that such date was the most objective evidence available to it of when the authorization process of the stock option grant had been formally concluded.

Based on the results of the Special Committee’s investigation, the Company is recording stock compensation charges, and additional payroll taxes with respect to its employee stock options grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to the fiscal years ended March 31, 2005 and 2004, the Company deemed it appropriate to record the charges in the relevant periods. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million or $0.00 per share in fiscal 2005 and a net benefit of $0.8 million or $(0.02) per share in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004.

During the fiscal year ended March 31, 2006, the Company recorded a net charge of approximately $0.3 million relating to the re-measurement of stock options resulting from the investigation. At March 31, 2006, the remaining unamortized deferred stock-based compensation charge to be recognized in future periods was less than $0.1 million.

Management’s Conclusion Regarding the Effectiveness of Internal Controls over Stock Option Grant Practices

In assessing whether our disclosure controls and procedures and our internal control over financial reporting were effective as of March 31, 2006, management considered, among other things, the immaterial impact of the restatement of the financial statements for fiscal years 2004 and 2005, the nature of the restatement as disclosed in Note 2 to the Consolidated Financial Statements, and the effectiveness of internal controls in this area as of March 31, 2006.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of March 31, 2006, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and control environment. Management also considered the conclusions of the Special Committee, following an extensive review of our past and current stock option grants and practices, that: (a) while the Company used incorrect accounting measurement dates for certain stock option grants, as more fully discussed above, those errors were not a result of fraud and the Special Committee found no evidence raising any concerns about the integrity of current management; and (b) the Company’s option grant practices had improved significantly since February 2004, when the last grant with a measurement date discrepancy was made. These control deficiencies resulted in the need to restate our previously issued financial statements as disclosed in Note 2, “Results of Independent Directors’ Stock Option Investigation,” included in Item 8 of this report. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of March 31, 2006 because management determined that as of March 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is remote.

Specifically, beginning in early calendar year 2004, the Company implemented new policies and processes to provide greater internal controls over the Company’s stock option grant approvals, including

•	consistent practices for the approval of all stock option grants by the Compensation Committee

•	high level of objectivity in determination of pricing of stock option grants made to all employees

•	greater advance review and certification of proposed option grants to ensure proper accounting and compliance with the applicable stock plan terms and conditions

•	consistent use of improved stock option grant approval documentation

•	increased review of Company stock option grant plans and approval processes and documentation by the Company’s counsel (internal and outside)

•	increased review by the Compensation Committee of the Company’s stock option grant practices

•	use of outside consultants to review the Company’s stock option grant practices

•	quarterly internal reconciliations of stock option grant activities

•	use of additional training resources for personnel in areas associated with the stock option granting processes to increase competency levels of the personnel involved

•	greater use of restricted stock awards (as opposed to option grants) as components of the Company’s overall equity incentive and compensation programs.

Management determined that, as of March 31, 2006, there were effective controls designed and in place and that the likelihood of stock-based compensation charges being materially misstated was remote. Management has concluded therefore that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of March 31, 2006.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2006. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-K to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-K fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2006:

1. We did not maintain effective controls over the completeness and accuracy of revenue and deferred revenue. Specifically, effective controls were not designed and in place to prevent or detect our (a) failure to properly defer revenue for post-delivery installation obligations at our wholly-owned subsidiary in Japan, Asyst Japan, Inc. (“AJI”), (b) failure to recognize installation revenue on a timely basis at our majority-owned joint venture in Japan, Asyst Shinko, Inc. (“ASI”), and (c) failure to properly defer revenue on one contract until the contract was signed. This control deficiency resulted in audit adjustments to the interim consolidated financial statements for the second and third quarters of fiscal 2006 and audit adjustments to our fiscal 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. We did not maintain effective controls over the completeness, accuracy and timeliness of recognition of accrued liabilities and deferred costs. Specifically, effective controls were not designed and in place to prevent or detect our (a) capitalization of certain operating expenses that should have been expensed, (b) failure to accrue certain freight charges on a timely basis and (c) failure to accurately and timely accrue certain cost of sales at ASI. This control deficiency resulted in audit adjustments to the interim consolidated financial statements for all quarters of fiscal 2006 and audit adjustments to our fiscal 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of prepaid costs, accrued liabilities, cost of sales and operating expenses that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses discussed above, we have concluded that Asyst did not maintain effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Initiatives

The material weaknesses described above also existed at March 31, 2005. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting. We plan to further strengthen our controls over revenue recognition and accrued liabilities and deferred costs with additional hiring and continuous improvements in our training in the application of U.S. generally accepted accounting principles for revenue recognition, accrued liabilities and deferred costs. We plan to further improve the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that have already been introduced by us.

Remediation of Previously Disclosed Material Weaknesses

Changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting relate to the completion of our plan to remediate the material weaknesses described below which were previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2005.

In connection with our remediation plan, completed during the fourth quarter of fiscal 2006, management: (i) identified the control objectives and new controls, that result in the material weaknesses being eliminated; (ii) obtained sufficient evidence of the design and operating effectiveness of the new controls including documentation of the new controls; and (iii) determined the new controls have been in effect for a sufficient period of time to permit the assessment of their design and operating effectiveness. As a result of this assessment, management has concluded the following material weaknesses were remediated as of March 31, 2006.

We did not maintain an effective control environment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the financial reporting organizational structure was not adequate to support the size, complexity or activities of the Company. Our remedial actions with regard to this material weakness included the hiring additional qualified accounting personnel in the U.S. and in Japan, in the areas of general accounting, compliance reporting, internal audit and tax; and implementing an enhanced formal training process for financial staff in an effort to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of our business.

We did not maintain effective controls over the timely and accurate reconciliation and review of ASI’s intercompany accounts. Our remedial actions with regard to this material weakness included the development of effective controls and the training of accounting personnel to ensure the timely and accurate reconciliation and review of ASI’s intercompany accounts between ASI and its subsidiaries.

ASI did not maintain effective controls over the identification and reporting of related party transactions. Specifically, ASI’s controls over its related party transactions were ineffective in identifying all significant related party transactions between ASI and its minority joint venture partner on a timely basis in order for such transactions to be appropriately reflected in our interim and annual consolidated financial statements. Our remedial actions with regard to this material weakness included the development of controls over ASI’s related party transactions that were effective in identifying all significant related party transactions between ASI and its minority joint venture partner on a timely basis.

ASI did not maintain effective controls over the timely preparation, review and approval of account reconciliations for significant financial statement accounts. Specifically, ASI did not maintain effective controls over significant account reconciliations for inventory, accruals, other assets and suspense accounts. Our remedial actions with regard to this material weakness included implementing new month-end closing procedures with improved account reconciliation controls and the use of standardized checklists to help ensure such procedures are consistently and effectively applied throughout at ASI.

ASI did not maintain effective controls over the timely review and approval of ASI financial information included in our consolidated financial statements. Specifically, our review of ASI’s financial results, including the review of manual post-close journal entries, both at ASI and Corporate, were not sufficient to detect errors in ASI’s interim and annual financial information. Our remedial actions with regard to this material weakness included the implementation of overall improvements throughout our consolidated financial reporting process in an effort to ensure accurate and timely preparation and review of our consolidated financial statements.

We did not maintain effective controls over inventory and the related cost of sales accounts at ASI and our operations in the United States. Specifically, our controls over the accuracy of the allocation of inventory variances and the valuation of inventory reserves were not effective. Our remedial actions with regard to this material weakness included the implementation of key controls over the accuracy of the allocation of inventory variances and the valuation of inventory reserves.

We did not maintain effective controls over the accounting for awards made under our various stock compensation plans. Specifically, modifications to stock compensation arrangements and non-routine stock compensation arrangements were not timely communicated to the appropriate accounting personnel responsible for recording the financial consequences of such modifications in our consolidated financial statements. Our remedial actions with regard to this material weakness included the implementation of a key control to ensure that modifications to stock compensation arrangements and non-routine stock compensation arrangements were communicated on a timely basis to the accounting personnel.

We did not maintain effective controls over our income tax provision and the related balance sheet accounts. Specifically, we failed to properly allocate the release of the deferred tax asset valuation allowance between the income statement and intangible assets. This control deficiency resulted in audit adjustments to our fiscal 2005 annual consolidated financial statements. Our remedial actions with regard to this material weakness included increasing our diligence throughout our tax process in an effort to ensure accurate and timely preparation of tax calculations and disclosures, as well as the hiring of a qualified Tax Director.

We did not maintain effective controls over the preparation of our interim and annual consolidated financial statements. Specifically, we did not maintain effective controls over the process for identifying and accumulating certain required supporting information to ensure the completeness and accuracy of our interim and annual consolidated financial statements and the related disclosures. Our remedial actions with regard to this material weakness included the implementation of overall improvements throughout our consolidated financial reporting process in an effort to ensure accurate and timely preparation and review of our consolidated financial statements.

Changes in Internal Control over Financial Reporting

Special Committee’s Recommended Further Measures Regarding Stock Option Grants

The Special Committee noted that management had significantly improved the Company’s stock option grant practices since February 2004. However, the Special Committee identified the following changes and enhancements for consideration in light of its investigation into the Company’s past stock option grant processes:

•	reduce the number of occasions on which options are granted

•	Compensation Committee meetings to approve option grants should be regularly scheduled, and the committee should minimize the use of unanimous written consents

•	option grants approved at Compensation Committee meetings should be effective two business days after the release of quarterly earnings results

•	the Company’s finance department should provide greater advance review and certification of proposed option grants to ensure proper accounting and compliance with the applicable stock plan terms and conditions

•	the Company should improve documentation of option grant approvals and approved grants should be promptly entered into the Company’s financial records and stock option database

•	the Compensation Committee should be provided with enhanced technical support to ensure proper accounting and compliance with the applicable stock plan terms and conditions

•	the Company’s stock administration personnel should receive regular training, and the finance and internal audit functions should regularly review stock option grant records and processes

•	the Company’s management should report quarterly to the Company’s Audit Committee that the Company’s stock option grants comply with internal procedures, proper accounting principles, and applicable SEC disclosure requirements

•	a member of the Special Committee should be added to the Compensation Committee to provide for an efficient transfer of the information obtained by the Special Committee through its investigative process

Item 9B — Other Information

Not applicable

PART III

Item 10 — Directors and Executive Officers of the Registrant

Directors

The names of the incumbent directors currently serving on Asyst’s Board of Directors and related biographical information are set forth below.

Name	Age	Principal Occupation

Stephen S. Schwartz, Ph.D.	46	Chair of our Board of Directors, President and Chief Executive Officer of Asyst
Stanley Grubel	64	Retired Vice President and General Manager, Philips Semiconductor Manufacturing, Inc., and retired CEO of MiCRUS
Tsuyoshi Kawanishi	77	Retired Executive Senior Vice President and Director, Toshiba Electronic Co., Ltd.
Robert A. McNamara	52	President and Chief Executive Officer, LVI Services, Inc.
Anthony E. Santelli	66	Retired Executive Vice Chairman, USA Global Link, and retired General Manager, IBM
William Simon	68	Retired Executive Vice President, BearingPoint, Inc., and retired National Managing Partner, KPMG LLP
Walter W. Wilson	62	Retired Senior Vice President, Solectron Corporation

Dr. Schwartz has served as Chair of our Board since January 2003. He has been a director of Asyst since August 2002, when he was elected to the Board in conjunction with his appointment as our President and Chief Executive Officer. He joined Asyst in January 2001 as Senior Vice President, Product Groups and Operations, and became Executive Vice President, Product Groups and Operations in October 2001. Prior to joining us, he served as President of Consilium, a software company and wholly owned subsidiary of Applied Materials, Inc., from May 1999 to January 2001. Between May 1997 and May 1999, Dr. Schwartz served as Vice President and General Manager of Applied Materials’ Global Service Business, a supplier of products and services to the global semiconductor industry. From September 1992 to May 1997, Dr. Schwartz also served as General Manager of Applied Materials’ High Temperature Films Division. From 1987 to 1992, Dr. Schwartz held various marketing, business development and engineering positions at Applied Materials. He has been a director of Semiconductor Equipment and Materials International, or SEMI, since July 2003.

Mr. Grubel has served as a director of Asyst since January 1997. He served as a Vice President and General Manager of Philips Semiconductor Manufacturing, Inc. from June 2000 until his retirement in 2002. Prior to such time, he served as Chief Executive Officer of MiCRUS, a semiconductor manufacturing company, from September 1994 through June 2000. Between January 1990 and September 1994, he served in various executive positions for IBM. Since May 1999, he has also served as a director of CH Energy Group, Inc.

Mr. Kawanishi has served as a director of Asyst since June 2003. He currently also serves as a director of Semiconductor Manufacturing International Corporation, a semiconductor foundry in the People’s Republic of China, and Tata Consultancy Services Japan. Mr. Kawanishi previously served on the board of Applied Materials, Inc. from 1994 to 2001. He is a former Executive Senior Vice President and director of Toshiba Electronic Co., Ltd. He currently serves as chairman of The Society of Semiconductor Industry Seniors in Japan, and previously served on the International Advisory Panel for Singapore Technologies Pte Ltd.

Mr. McNamara has served as a director of Asyst since October 1999. He currently is President and Chief Executive Officer of LVI Services, Inc., an environmental services company. Mr. McNamara also currently serves as a consultant to the Fluor Corporation, an engineering, procurement, construction and maintenance company. He recently retired as Senior Group President of Fluor, a position he held beginning in 2004. From 2001 to 2004 he served as Group President of Fluor. From June 1999 to 2001, he served as Group President of the Manufacturing and Life Sciences Strategic Business Unit of the Fluor Daniel division of Fluor Corporation. From October 1996 to June 1999, Mr. McNamara served as a Vice President of Fluor Daniel. Prior to such time, he served as President and Chief Operations Officer of Marshall Contractors from 1982 until Marshall was acquired by Fluor Corporation in October 1996.

Mr. Santelli has served as a director of Asyst since May 2001. He served as Executive Vice Chairman of USA Global Link, a telecommunications and information services company, from August 1999 until retiring in May 2001. From March 1997 until July 1999, Mr. Santelli served as a General Manager of IBM Printing Systems Company. From November 1995 to March 1997, Mr. Santelli was General Manager, Product and Brand Management, of IBM Personal Computer Company.

Mr. Simon joined our Board in January 2005.  From February 2001 to July 2004, Mr. Simon was a director of Duane Reade, Inc., serving as chair of its audit committee and as its audit committee financial expert. From July 1998 to 2002, Mr. Simon held various executive positions with BearingPoint, Inc., a business and systems integration consulting firm (which, prior to its public offering in 2001, was the consulting entity of KPMG LLP). From 2001 until his retirement from BearingPoint in 2002, Mr. Simon served as its Executive Vice President, International Consulting, and from July 1998 to 2001 as its CEO, Latin America Consulting. Mr. Simon held various positions with KPMG LLP over a 37-year period, until his retirement, including until June 1998 as its National Managing Partner for the firm’s Manufacturing, Retailing and Distribution Practice (a vice chair position). Mr. Simon also served as Partner in Charge of KPMG’s Management Consulting and Audit Practices (vice chair positions), as well as serving as Chair of its Audit and Management Consulting Practice Committees.

Mr. Wilson has served as a director of Asyst since January 1995. Since October 2000, he has been a business consultant. From 1989 until he retired in October 2000, Mr. Wilson held numerous management positions at Solectron Corporation, a provider of electronics manufacturing and integrated supply chain services, most recently as its Senior Vice President, Business Integration.

There are three standing committees of our Board: Audit Committee, Governance and Nominating Committee, and Compensation Committee. The members of these committees currently are:

Governance and
	Audit	Nominating	Compensation
Director Name and Positions	Committee	Committee	Committee

Stephen S. Schwartz (Chairman, Chief Executive Officer and President)	—	—	—
Stanley Grubel (Director)	X	Chair	X
Tsuyoshi Kawanishi (Director)	—	—	—
Robert A. McNamara (Director)	X	—	—
Anthony E. Santelli (Director)	—	—	Chair
William Simon (Director)	Chair	—	—
Walter W. Wilson (Director)	X	X	X

The members of a Special Committee of the Board appointed to conduct the previously announced investigation into our past stock option grant practices are Mr. McNamara, Mr. Simon and Mr. Wilson. Mr. Simon serves as the Chair of that Special Committee.

Executive Officers

The names of our current executive officers and related biographical information are set forth below.

Name	Age	Principal Occupation

Stephen S. Schwartz	46	Chair of the Board, Chief Executive Officer and President
Anthony C. Bonora	63	Executive Vice President, Research and Development, Chief Technical Officer and Asyst Fellow
Alan S. Lowe	44	Senior Vice President, Global Business Solutions
Steve Debenham	44	Vice President, General Counsel and Secretary
Richard H. Janney	48	Interim Chief Financial Officer and interim Principal Accounting Officer

Biographical information for Dr. Schwartz is set forth under “Directors” above.

Mr. Bonora joined Asyst in 1984 and has been Executive Vice President, Research and Development of Asyst since 1986, Chief Technical Officer since January 1996, and Asyst Fellow since April 2000. From 1975 to 1984, he held various management positions at Siltec Corporation, a manufacturer of products for the semiconductor industry, including Vice President, Research and Development and General Manager of its Cybeq equipment division.

Mr. Lowe joined Asyst as Senior Vice President, Global Business Solutions, effective as of August 29, 2005. From 1989 to 2003, Mr. Lowe served in various positions at Read-Rite Corporation, a manufacturer of thin-film recording heads for disk and tape drives, and at one of Read-Rite’s affiliated companies. Mr. Lowe’s positions included President and Chief Executive Officer of Read-Rite from 2000-2003, Chief Executive Officer of Scion Photonics from 2000-2001, a majority-owned subsidiary of Read-Rite that supplied application-specific photonic components and subsystems to the telecommunications industry, and President and Chief Operating Officer of Read-Rite from 1997-2000. In June 2003, Read-Rite filed for voluntary Chapter 7 bankruptcy court protection. Before joining Read-Rite, he served in various sales positions with Microcom Corporation and IBM Corporation. Mr. Lowe holds bachelor degrees in Computer Science and Business Economics from the University of California, at Santa Barbara.

Mr. Debenham joined Asyst in September 2003 as Vice President, General Counsel and Secretary. From May 2000 to June 2003, Mr. Debenham was with myCFO, Inc., a financial services firm, most recently as its Senior Vice President and General Counsel. From April 1998 to April 2000, Mr. Debenham was Assistant General Counsel with Lam Research Corporation, a semiconductor equipment manufacturer. Prior to joining Lam, Mr. Debenham was in private practice from December 1989 to April 1998 with the law firm of Jackson Tufts Cole & Black, LLP, most recently as a partner with its Litigation Practice Group.

Mr. Janney joined Asyst, effective as of September 25, 2006, as interim Chief Financial Officer and interim Principal Accounting Officer. From 2004 to September 2006, Mr. Janney served as Engagement Manager for Jefferson Wells, a global provider of professional services in the areas of risk, controls, compliance, and financial process improvement. During and after Asyst’s fiscal year ended March 31, 2006, Mr. Janney, and other consultants from Jefferson Wells worked closely with Asyst, advising Asyst on its internal controls and processes relating to its financial reporting and assisting it in its continuing efforts to comply with its requirements under Section 404 of the Sarbanes-Oxley Act. Asyst paid an aggregate amount of approximately $1.68 million to Jefferson Wells for these and other consulting services from April 2005 through July 2006. For the current period of his service to Asyst in Item 11 below, Mr. Janney has agreed to devote his professional time to his positions at Asyst (but may provide limited services to Jefferson Wells that do not conflict with his agreed undertaking with Asyst). From 2002 to 2004, he served as an executive consultant providing financial, accounting and consulting services to a variety of companies. From 2000-2002 he was Chief Financial Officer for ZeBU, Inc., a privately held enterprise solution, web-enabled database software company. Before joining ZeBU, he served as Chief Financial Officer for Cholestech Corporation, a publicly-held medical diagnostic equipment manufacturer and as Acting Chief Financial Officer for the business operations of G. Gund III, an individual. Mr. Janney began his career with Price Waterhouse, LLP (1984-1992), serving most recently as Audit Manager.

There are no family relationships among any of our directors or executive officers.

Audit Committee

Charter and Purposes.  The Company’s Board of Directors has a separately designated, standing Audit Committee. The charter of the Audit Committee was amended and restated by our Board in May 2004 and is available on our website at www.asyst.com, by clicking on “Investor Relations,” then “Corporate Governance,” and then “Highlights.” The primary purposes of this committee are to oversee on behalf of our Board: (a) Asyst’s accounting and financial reporting processes and integrity of Asyst’s financial statements; (b) the audits of Asyst’s financial statements and appointment, compensation, qualifications, independence and performance of Asyst’s independent registered public accounting firm; (c) Asyst’s compliance with legal and regulatory requirements; and (d) Asyst’s internal control over financial reporting.

Members.  The current members of the audit committee are William Simon (Chair), Stanley Grubel, Robert McNamara, and Walter W. Wilson. Each of the audit committee members is an independent director as defined in Rule 4200 of the NASDAQ listing standards and under the additional SEC rules defining independence for members of an audit committee. Our Board has also determined that each of the members of the Audit Committee meets the requirement of the NASDAQ listing standards that the member is able to read and understand fundamental financial statements, including a company’s balance sheet, income and cash flow statements. Additionally, our Board has determined that each member meets the requirement of the NASDAQ listing standards that at least one member of the committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication.

Audit Committee Financial Expert.  Our Board has determined that incumbent director Mr. Simon meets the definition of an “audit committee financial expert,” as defined in SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2006, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements as of that date.

Code of Ethics

Information relating to the Code of Ethics defined in SEC rules is set forth above in Part I, Item 1 “Business — Additional Information and Governance Matters,” and is incorporated herein by reference.

Item 11 — Executive Compensation

Summary of Compensation

The following table shows for the fiscal years ended March 31, 2006, 2005 and 2004, compensation awarded or paid to, or earned by, our Chief Executive Officer, and our other four most highly compensated executive officers as of March 31, 2006 (the “Named Executive Officers”):

					Long Term Compensation Awards
					Awards		Payouts
		Annual Compensation			Restricted	Securities	LTIP	All Other
	Fiscal	Salary	Bonus		Stock	Underlying	Payouts	Compensation
Name and Principal Position	Year	($)	($)(1)		Awards ($)(2)	Options (#)	($)	($)

Stephen S. Schwartz(3)	2006	362,885	450,000		276,500	100,000	—	2,938	(4)
Chairman of the Board,	2005	330,000	—		—	100,000	—	1,098	(5)
President and Chief	2004	305,692	—		—	280,000	—	809	(5)
Executive Officer
Anthony C. Bonora	2006	270,963	150,000		128,375	30,000	—	223,931	(6)
Executive Vice President,	2005	260,000	30,675		—	60,000	—	200,012	(7)
Research and	2004	245,000	—		—	115,000	—	18,500	(8)
Development
Chief Technical Officer
Alan S. Lowe	2006	166,154	150,000		186,400	220,000	—	381	(5)
Senior Vice President,	2005	—	—		—	—	—	—
Global Business Solutions	2004	—	—		—	—	—	—
Robert J. Nikl(9)	2006	265,000	140,000		128,200	25,000	—	1,325	(5)
Senior Vice President,	2005	135,558	—		—	200,000	—	556	(5)
Chief Financial Officer	2004	—	—		—	—	—	—
Steve Debenham	2006	223,656	100,000		88,875	35,000	—	778	(10)
Vice President,General	2005	214,988	—		—	50,000	—	651	(11)
Counsel and Secretary	2004	115,500	45,000	(12)	—	100,000	—	256	(11)

(1)	Our officers are eligible for annual cash bonuses under the terms of our Executive Bonus Plan. Payments of bonuses are based upon achievement of specified company financial and individual performance objectives determined at the beginning of each fiscal year by our Board and its Compensation Committee. Company financial objectives are based, in part, on our operating budget and results of operations.

(2)	These amounts represent the closing market value of the awarded shares of restricted stock, determined as of the date of grant.

The number and value of the aggregate holdings of unvested restricted stock of the Named Executive Officers on March 31, 2006 were as follows, based on a closing market value of $10.41 on that date.

	Total Unvested	Value as of
Named Executive Officer	Restricted Shares Held (#)	March 31, 2006 ($)

Stephen S. Schwartz	53,333	555,197
Anthony C. Bonora	24,999	260,240
Alan S. Lowe	40,000	416,400
Robert J. Nikl	30,833	320,972
Steve Debenham	16,666	173,493

Unvested restricted shares as of March 31, 2006, were held in the form of:

	Award	Award	Award	Award	Award
Name	Type A(A)	Type B(B)	Type C(C)	Type D(D)	Type E(E)

Schwartz	33,333	20,000	0	0	0
Bonora	14,999	10,000	0	0	0
Lowe	0	0	30,000	10,000	0
Nikl (F)	8,333	7,500	0	0	15,000
Debenham	11,666	5,000	0	0	0

(A)	Vests in increments of one half on each of March 31, 2007, and May 16, 2008.

(B)	Vests, if at all, on May 16, 2008, as to 100% of the shares if Asyst’s market capitalization has appreciated relative to the top one-third of an identified group of semiconductor capital equipment companies determined to be comparable to Asyst, 50% of the shares if Asyst’s market capitalization has appreciated relative to the middle one-third of that group, and none of the shares if Asyst’s market capitalization has only appreciated relative to the bottom one-third of that group (with the measurement of the relative market capitalization performance to be made as of March 31, 2008).

(C)	Vests in increments of one-third on each of August 31, 2006, August 31, 2007, and August 31, 2008.

(D)	Vests, if at all, on August 31, 2008, as to 100% of the shares if Asyst’s market capitalization has appreciated relative to the top one-third of an identified group of semiconductor capital equipment companies determined to be comparable to Asyst, 50% of the shares if Asyst’s market capitalization has appreciated relative to the middle one-third of that group, and none of the shares if Asyst’s market capitalization has only appreciated relative to the bottom one-third of that group (with the measurement of the relative market capitalization performance to be made as of March 31, 2008).

(E)	Vests in increments of one-half on each of April 29, 2008 and April 29, 2009

(F)	Upon Mr. Nikl’s termination of employment as of June 30, 2006, the unvested restricted shares allocated to him in the table above were deemed cancelled.

(3)	Dr. Schwartz was appointed our President and Chief Executive Officer in August 2002 and the Chair of our Board in January 2003.

(4)	Consists of a five-year service award of $1,500, premiums for term life insurance and supplemental disability insurance totaling $1,160 and an in-kind service award valued at $278.

(5)	Consists of premiums for term life and supplemental disability insurance.

(6)	Consists of (i) a $222,018 distribution of previously earned salary but deferred to our Executive Deferred Compensation Program, (ii) payments totaling $1,501 under our inventor incentive compensation program as consideration for assignment to us of rights to patentable inventions developed during employment, (iii) a payment of $100 as a special recognition award, and (iv) an in-kind service award valued at $312.

(7)	Consists of (i) a $197,679 distribution of previously earned salary but deferred to our Executive Deferred Compensation Program and (ii) payments of $2,333 under our inventor incentive compensation program as consideration for assignment to us of rights to patentable inventions developed during employment.

(8)	Consists of payments under our inventor incentive compensation program as consideration for assignment to us of rights to patentable inventions developed during employment.

(9)	Mr. Nikl gave us notice on May 26, 2006, that he would be resigning as our Chief Financial Officer effective as of June 19, 2006 and leaving Asyst on June 30, 2006.

(10)	Consists of (i) premiums for term life and supplemental disability insurance totaling $474 and (ii) an in-kind service award valued at $304.

(11)	Consists of premiums for term life, supplemental disability insurance, and health club membership dues.

(12)	Consists of a sign-on bonus.

Stock Option Grants and Exercises

We have awarded options and restricted stock to our executive officers under our 1993 Stock Option Plan and 2003 Equity Incentive Plan. On June 22, 2003, the 1993 Plan expired; therefore, no shares are available for future grant under that plan.

The following tables show for the fiscal year ended March 31, 2006, certain information regarding options awarded to and exercised by the Named Executive Officers during the fiscal year, and held at fiscal year end by the Named Executive Officers:

Option Grants in Last Fiscal Year

			Percentage of			Potential Realizable
			Total Options			Value at Assumed
	Number of		Granted to			Annual Rates of Stock
	Securities Underlying		Employees in	Exercise		Price Appreciation for
	Options Granted		Fiscal Year	Price	Expiration	Option Term(3)
Name	(#)		(1)	($/Sh)(2)	Date	5%($)	10%($)

Stephen S. Schwartz	50,000	(4)	2.99%	3.95	5/15/2011	67,169	152,383
	50,000	(5)	2.99%	3.95	5/15/2011	67,169	152,384

	100,000		5.98%			134,338	304,767

Anthony C. Bonora	30,000	(4)	1.80%	3.95	5/15/2011	40,301	91,340

Alan S. Lowe	220,000	(6)	13.17%	4.81	8/30/2011	359,889	816,466

Robert J. Nikl	25,000	(4)	1.50%	3.95	5/15/2011	33,584	76,192

Steve Debenham	10,000	(4)	0.60%	3.95	5/15/2011	13,434	30,476
	25,000	(7)	1.50%	4.13	5/26/2011	35,115	79,664

	35,000		2.10%			48,549	110,140

(1)	Based on an aggregate of 1,671,083 options awarded to directors and employees of Asyst in fiscal year 2006, including the Named Executive Officers.

(2)	The exercise price per share of each option is equal to the fair market value of the underlying stock on the date of the award.

(3)	The potential realizable value is calculated based on the six-year terms of the options. It is calculated by assuming that the stock price on the date of award appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price.

(4)	Consists of options that vest in the following increments: one-third on each of March 31, 2006, March 31, 2007, and May 16, 2008.

(5)	Consists of options that vest as of the date the closing price of the Company’s common stock reported on NASDAQ has been $15.00 or more for each of ten consecutive days.

(6)	Consists of options that vest in the following increments: one-third on August 31, 2006, one-third on August 31, 2007, and one-third on August 31, 2008.

(7)	Consists of options that vest in full as of December 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values, as of March 31, 2006

			Number of Securities	Value of Unexercised
	Shares	Value	Underlying Unexercised	In-the-Money Options
	Acquired on	Realized	Options at FY-End (#)	at FY-End ($)
Name	Exercise (#)	($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable(2)

Stephen S. Schwartz	0	0	752,917/252,083	1,259,886/1,257,581
Anthony C. Bonora	95,000	401,382	360,747/101,250	831,207/426,750
Alan S. Lowe	0	0	0/220,000	0/1,232,000
Robert J. Nikl(3)	0	0	58,334/166,666	350,671/928,162
Steve Debenham	0	0	108,691/76,309	167,417/172,350

(1)	Based on the fair market value of our common stock as of the date of exercise, minus the exercise price of the option.

(2)	Based on the fair market value of our common stock as of March 31, 2006, which was $10.41, minus the exercise price of the option.

(3)	In light of Mr. Nikl’s termination of employment as of June 30, 2006, all of his unexercised options have been cancelled.

Employment, Severance and Change of Control Agreements

In January 2001, we entered into an at-will employment letter agreement with Dr. Schwartz, initially to join Asyst as its Senior Vice President, Product Groups. Under the terms of the agreement, Dr. Schwartz receives an annual base salary and an annual management target bonus (depending upon Company and individual performance objectives achieved). The employment agreement also provided for an award to Dr. Schwartz to purchase 225,000 shares of our common stock vesting over four years from the date of award, and an additional award to purchase 150,000 shares of our common stock which would vest five years and three months from the award date (or upon the earlier achievement of agreed performance objectives). Dr. Schwartz would also be eligible to participate in all employee welfare and benefit plans normally offered to other senior executives of Asyst. In August 2004, the 150,000 share option award was amended to extend the term from six to ten years. In May 2006, the Compensation Committee set Dr. Schwartz’s base salary at $400,000 and target bonus at up to 125% of base salary.

In August 2003, we entered into an at-will employment letter agreement with Mr. Debenham to join Asyst as its Vice President and General Counsel. Under the terms of the agreement, Mr. Debenham receives an annual base salary and an annual management target bonus (depending upon Company and individual performance objectives achieved). The agreement also provided for an award to Mr. Debenham to purchase 100,000 shares of our common stock, 1/42 of which award vests and becomes exercisable per month, commencing as of the seventh month following the date of commencement of his employment. Under the agreement, the award was subject to approval of our Board. Mr. Debenham also received a bonus of $45,000 in conjunction with commencement of his employment. Under the agreement, Mr. Debenham would also be eligible to participate in all employee welfare and benefit plans normally offered to other senior executives of Asyst. In May 2006, the Compensation Committee set Mr. Debenham’s base salary at $240,000 and target bonus at up to 65% of base salary.

In May 2006, the Compensation Committee set for Mr. Bonora a base salary at $285,000 and target bonus at up to 75% of base salary. Asyst has not otherwise entered into an employment agreement with Mr. Bonora.

In August 2005, we entered into an at-will employment letter agreement with Mr. Lowe to join Asyst as its Senior Vice President, Global Business Solutions. Under the terms of the agreement, Mr. Lowe receives an annual base salary and an annual management target bonus (depending upon Company and individual performance objectives achieved). The agreement also provided for awards to Mr. Lowe of 30,000 shares of our common stock and an option to purchase an additional 220,000 shares of our common stock, 1/3rd of each such award vests and/or becomes exercisable on each anniversary of the award date. The agreement also provided for an additional award to Mr. Lowe of 10,000 shares of our common stock, which vest 100%, 50% or 0% as of the third anniversary of the award date, to the extent the Company’s market capitalization has performed over our fiscal years 2006 through

2008, relative to an established group of peer companies. Under the agreement, the awards were subject to approval of our Board. Additionally, under the agreement Mr. Lowe was assured of a minimum bonus payment by the Company of $150,000 under our fiscal year 2006 performance-based bonus plan. Mr. Lowe was also eligible under the agreement to participate in all employee welfare and benefit plans normally offered to other senior executives of Asyst. In May 2006, the Compensation Committee set Mr. Lowe’s base salary at $315,000 and target bonus at up to 75% of base salary.

In September 2006, Mr. Janney joined Asyst as interim Chief Financial Officer and interim Principle Accounting Officer under a fixed term contract, through November 30, 2006. Mr. Janney (described in Mr. Janney’s biography set forth under Item 10 above), Jefferson Wells and Asyst entered into a fixed term contract for Mr. Janney’s services to be provided to Asyst through November 30, 2006. Under the contract, the Company will pay to Jefferson Wells an hourly rate of $200 for Mr. Janney’s services during that period, and reimburse reasonable out-of-pocket expenses actually incurred. Asyst agreed under the contract to provide Mr. Janney with indemnification consistent with the Company’s general indemnification policies. Mr. Janney is not eligible for any other compensation or benefits from the Company

We have entered into Change in Control Agreements with each of Dr. Schwartz (October 2003), Mr. Bonora (January 2005), Mr. Lowe (May 2006), and Mr. Debenham (May 2006). Under each agreement, the officer will be entitled to certain compensation and benefits in the event his employment is terminated, without cause or under certain circumstances identified in the agreement, within the two-year period following a change in control of our Company. The compensation and benefits may include the officer’s base salary, annual or discretionary bonus, unused vacation, unreimbursed business expenses, deferred compensation, and other compensation and benefits accrued or earned through the date of termination of his employment. In addition, the officer may also receive under the agreement: (a) compensation equal to two times the sum of (x) his annual base salary and (y) the average of his annual bonuses for the three years prior to such termination; (b) continuing coverage for two years under life, disability, accident and health benefit programs covering senior executives; and (c) immediate accelerated vesting of any unvested stock options, with up to 12 months following termination of his employment to exercise stock options held by the officer (and, in the case of Dr. Schwartz, 24 months following termination of his employment to exercise certain options covering 375,000 shares). The agreement remains in effect for two years (provided a change in control has not occurred within that two-year period). In the case of agreements for Messrs. Lowe and Debenham, there are certain additional provisions relating to Section 409A of the Code, including an extended exercise period that will not exceed the later of (x) the 15th day of the 3rd month following the date at which, or (y) December 31 of the calendar year in which, the right to exercise such option would have otherwise expired; provided that in no event will that exercise period extend beyond the date that is one year after the termination of employment, and any payment that is “nonqualified deferred compensation” subject to Section 409A of the Code will be delayed for six months following termination of employment.

In the event of an acquisition of Asyst or certain other corporate transactions, as defined in our 2003 Plan or 1993 Employee Stock Option Plan, any surviving or acquiring corporation may assume or continue awards outstanding under the plans or may substitute similar awards. If any surviving or acquiring corporation does not assume or continue such awards, or substitute similar awards, then with respect to awards held by participants whose service with Asyst or an affiliate has not terminated as of the effective date of the corporate transaction, the vesting of such awards (and, if applicable, the time during which such awards may be exercised) will be accelerated in full and the awards will terminate if not exercised (if applicable) at or prior to such effective date.

On May 9, 2006, Warren C. Kocmond, Jr. resigned from his position as our Senior Vice President, Chief Operating Officer. Under a separation agreement entered into on May 12, 2006, and in lieu of any bonus with respect to fiscal year 2006 and in return for a general release in favor of Asyst and confirmation of other obligations, he was entitled on May 31, 2006, to a lump sum payment of $200,000 and accelerated vesting of 10,000 shares of restricted stock that would otherwise have vested in 2007 and 2008 if he remained employed through those dates. He remained an employee of Asyst through May 31, 2006 at his then current salary. His other outstanding equity awards cease vesting on May 31, 2006, but otherwise remain exercisable in accordance with the original terms of the awards. Under the terms of an existing award, Mr. Kocmond received in conjunction with termination of his employment accelerated vesting of 7,500 shares of restricted stock that otherwise would have vested in 2007. His existing employment agreement and change of control agreement are deemed terminated and superseded by this separation agreement.

On May 26, 2006, Robert J. Nikl, then serving as Senior Vice President, Chief Financial Officer, gave us notice on May 26, 2006, that he would be resigning his position as Chief Financial Officer, effective as of June 19, 2006, and leaving Asyst on June 30, 2006. His employment and change of control agreements are deemed terminated on that latter date and he received accrued compensation legally owing to him as of that date.

Director Compensation

The following summarizes our standard compensation arrangements for non-employee directors’ service on our Board of Directors and its committees. Dr. Schwartz, Chairman and Chief Executive Officer, does not receive additional compensation for his service as a director. Non-employee directors also are reimbursed for their expenses incurred in connection with attendance at Board and committee meetings, in accordance with our reimbursement policy. In addition, non-employee directors are eligible to receive service awards as part of a Company-wide recognition program. The awards are based solely on length of service with Asyst, and the directors’ eligibility is the same as for all other Asyst employees. The eligible employee or director may select from a pre-determined selection of items that in the past has included commonly available goods that Asyst considers individually to have de minimis value.

Sign-on equity award.  Upon appointment to our Board, Asyst grants to each new non-employee director a sign-on award, on a deferred basis, of shares of our common stock with a value equal to $120,000 at the date of the award. The award vests over three years from the date of award, but the shares subject to the award cannot be sold unless and until the recipient has ceased to be a member of our Board for any reason (however, members are permitted to direct the sale of incremental shares subject to such awards to cover taxes or fees assessed on imputed or other income associated with vesting).

Annual equity award.  In fiscal year 2006, each non-employee director received an annual award of shares of our common stock (13,000 shares for each director) with a value equal to approximately $60,840, determined as of the beginning of the fiscal year. The award vests over three years from the date of the award, but the shares subject to the award cannot be sold during the three-year period unless and until the recipient ceases to be a member of the Board for any reason (however, members are permitted to direct the sale of incremental shares subject to such awards to cover taxes or fees assessed on imputed or other income associated with vesting). In fiscal year 2007, each non-employee director received an annual award of shares of our common stock (13,000 shares for each director) with a value equal to approximately $126,000, determined as of the beginning of the fiscal year. The award vests over three years from the date of the award, and is subject to the same restrictions on sale over the vesting term.

Director cash retainer and board meeting fees.  Each non-employee director receives:

•	a $35,000 annual cash retainer, or a pro-rata portion thereof, for service on our Board, and

•	$2,000 for each Board meeting attended in person and $1,000 if attended telephonically.

Committee cash retainer and committee meeting fees.  Each member of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee receives:

•	a $5,000 annual cash retainer, or pro-rated portion thereof, and

•	$1,000 for each committee meeting attended in person and $500 if attended telephonically (including for service on Special Committees).

Committee chair cash fees.  The chair of the Audit Committee and, if the audit committee financial expert is not also serving as the chair of the audit committee, the audit committee financial expert, each receives an additional annual cash retainer of $12,500, or pro-rated portion thereof. The chair of the Compensation Committee and Governance and Nominating Committee each receives an additional annual cash retainer of $7,500, or pro-rated portion thereof.

Other fees and reimbursements.  An annual cash retainer of $5,000, or pro-rated portion thereof, is paid to each non-employee director of our Board who also serves as a director of our majority-owned subsidiary, Asyst

Japan, Inc. Directors are not paid by the hour for work performed on special projects. Instead, directors will receive $5,000 per assignment or $1,000 per day, as determined by the Board, for projects outside the United States. The members of our Board also are reimbursed for their expenses incurred in connection with attendance at Board and committee meetings, in accordance with our reimbursement policy.

The following table sets forth the compensation earned by our non-employee directors for fiscal year 2006:

				Committee			Total	Stock
	Annual	Committee	All Meeting	Chair/Financial	Other		Cash	Awards
Non-employee Director	Retainer	Retainer(s)	Fees(1)	Expert Fees	Payments		Payments	($)(2)

Stanley Grubel	$35,000	$15,000	$29,000	$7,500			$86,500	$60,840
Tsuyoshi Kawanishi	$35,000		$13,000		$40,829	(3)	$88,829	$60,840
Robert A. McNamara	$35,000	$5,000	$17,000				$57,000	$60,840
Anthony E. Santelli	$35,000	$5,000	$22,000	$7,500			$69,500	$60,840
William Simon(4)	$35,000	$5,000	$28,000	5,000			$73,000	$60,840
Walter W. Wilson(5)	$35,000	$10,000	$25,000	5,000			$75,000	$60,840

(1)	Includes cash attendance fees for meetings of the Board of Directors and committees on which the individual serves, including meetings of a Special Committee, in fiscal year 2006.

(2)	Represents the value as of April 1, 2005, of the number of shares underlying restricted stock awarded as the annual stock award for fiscal year 2006 to non-employee directors, having vesting and other terms summarized above. No director joined the board during fiscal 2006, and therefore no sign-on stock was awarded.

(3)	Represents a $5,000 annual retainer for service as a director of our majority-owned subsidiary Asyst Japan, Inc. and consulting fees of JPY400,000 paid monthly for services directly to that subsidiary (such consulting fees totaled US$40,829 for fiscal year 2006, based on March 31, 2006 exchange rates).

(4)	Mr. Simon is designated as our audit committee financial expert, and beginning October 1, 2005 is Chair of the Audit Committee.

(5)	Mr. Wilson served as Chair of the Audit Committee through September 30, 2005.

This table does not reflect (i) reimbursement of travel or other expenses incurred in connection with attending meetings, (ii) de minimis time-based service awards, or (iii) equity awards or other compensation granted or paid for prior years. There were no fees paid for special projects with respect to fiscal year 2006

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of August 31, 2006, by:

•	each incumbent director;

•	each of our named executive officers;

•	all of our named executive officers and incumbent directors as a group; and

•	all those known by Asyst to be beneficial owners of more than five percent (5%) of our common stock.

Beneficial ownership is determined in accordance with SEC rules, and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of our common stock subject to options currently exercisable within 60 days after August 31, 200. These shares are not deemed outstanding for purposes of computing the percentage ownership of each other person. Beneficial ownership excludes shares of our common stock represented by restricted stock units whose distribution a recipient has elected to defer. Percentage of beneficial ownership is based on 48,953,784 shares of our common stock outstanding as of August 31, 2006.

	Beneficial
	Ownership(1)
	Number of	Percent of
Beneficial Owner	Shares (#)	Total (%)

Wellington Management Company LLP(2)	6,681,000	13.6%
75 State Street Boston, MA 02109
Alexandra Global Master Fund L.P.(3)	4,808,959	9.8%
767 Third Avenue, 39th Floor New York, NY 10017
Stephen S. Schwartz(4)	956,767	2.0%
Anthony C. Bonora(5)	434,567	*
Alan S. Lowe(6)	73,334	*
Robert J Nikl(7)	2,503	*
Steve Debenham(8)	165,180	*
Stanley Grubel(9)	121,164	*
Tsuyoshi Kawanishi(10)	72,922	*
Robert A. McNamara(11)	79,944	*
Anthony E. Santelli(12)	73,978	*
William Simon(13)	39,315	*
Walter W. Wilson(14)	109,664	*
All current directors and named executive officers as a group (11 persons)(15)	2,129,338	4.3%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal shareholders, and Schedules 13G filed with the SEC. Schedule 13G provides information as to beneficial ownership only as of their dates of filing, and, consequently, the beneficial ownership of Asyst’s principal shareholders may have changed between such dates and August 31, 2006. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, Asyst believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	In an amended Schedule 13G filed February 14, 2006, Wellington Management Company LLP, in its capacity as investment adviser, reports shared voting power over 3,479,000 shares, and shared dispositive power over 6,681,000 shares, which are reportedly held of record by clients of Wellington Management Company LLP.

(3)	In a Schedule 13G filed December 12, 2005, Alexandra Global Master Fund Ltd. reports shared voting and dispositive power over 4,715,744 shares, and Alexandra Investment Management, LLC, Mikhail A. Filimonov, and Dimitri Sogoloff each report shared voting and dispositive power over 4,808,959 shares. That Schedule 13G also reported that of the total shares reported, 4,715,744 are shares of common stock that Alexandra Global Master Fund Ltd. has the right to acquire upon conversion of 5.75% Convertible Subordinated Notes Due 2008 issued by Asyst.

(4)	Includes 834,167 shares subject to stock options exercisable within 60 days after August 31, 2006.

(5)	Includes 402,000 shares subject to stock options exercisable within 60 days after August 31, 2006.

(6)	Consists of 73,334 shares subject to stock options exercisable within 60 days of August 31, 2006.

(7)	Mr. Nikl gave us notice on May 26, 2006, that he would be resigning as our Chief Financial Officer effective as of June 19, 2006 and leaving Asyst on June 30, 2006. The figure in the table is his estimated beneficial ownership as of August 31, 2006.

(8)	Includes 122,977 shares subject to stock options exercisable within 60 days after August 31, 2006.

(9)	Includes 99,500 shares subject to stock options exercisable within 60 days after August 31, 2006. Excludes 1,750 shares represented by restricted stock units whose distribution Mr. Grubel has elected to defer.

(10)	Includes 49,508 shares subject to stock options exercisable within 60 days after August 31, 2006.

(11)	Includes 47,500 shares subject to stock options exercisable within 60 days after August 31, 2006.

(12)	Includes 39,062 shares subject to stock options exercisable within 60 days after August 31, 2006.

(13)	Excludes 1,313 shares represented by restricted stock units whose distribution Mr. Simon has elected to defer.

(14)	Includes 91,500 shares subject to stock options exercisable within 60 days after August 31, 2006. Excludes 5,250 shares represented by restricted stock units whose distribution Mr. Wilson has elected to defer.

(15)	Includes 1,759,548 shares beneficially owned by all current directors and executive officers that are subject to options exercisable within 60 days after August 31, 2006. Excludes 8,313 shares represented by restricted stock units whose distribution the recipient has elected to defer.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of our fiscal year end, March 31, 2006, with respect to all of our equity compensation plans then in effect.

Number of Securities
	Number of				Remaining Available
	Securities				for Issuance Under
	to be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
	Warrants and Rights		Warrants and Rights		Column (a))
Plan Category	(a)(1)		(b)		(c)

Equity compensation plans approved by security holders	5,301,668	(2)	$9.55	(3)	1,703,439	(4),(5)
Equity compensation plans not approved by security holders	1,583,931	(6)	$8.01		92,725
Total	6,876,412		$9.20		1,796,164	(7)

(1)	Column (a) does not include shares of restricted stock that are deemed outstanding, but does include shares underlying restricted stock units outstanding as of March 31, 2006, that may be delivered in the future upon satisfaction of applicable vesting requirements and deferral arrangements. The weighted average exercise price in column (b) does not account for shares underlying these latter awards that have no exercise price.

(2)	We have four equity compensation plans approved by shareholders under which awards remain outstanding: 2003 Incentive Plan, 1993 Employee Stock Option Plan, 1993 Non-Employee Directors’ Stock Plan, and 1993 Employee Stock Purchase Plan. The column (a) number does not include Purchase Plan shares or previously issued shares of restricted stock. The column (a) number (i) does include 9,187 shares of common stock that are issuable under restricted stock units that have been granted but have not yet vested but (ii) does not include shares issued under granted stock awards.

(3)	This calculation does not take into account either (i) granted but unvested stock units with no exercise price or (ii) granted stock awards.

(4)	Of these shares, 116,205 remain available as of March 31, 2006 for purchase under our Purchase Plan, and 1,587,234 remain available as of March 31, 2006 for issuance under future awards from our 2003 Plan. The latter number does not include the indefinite number of additional shares that may become available for future award under the 2003 Plan due to cancellations of options or other expirations or forfeitures that by the terms of the applicable plan are added back to the available share reserve. The 2003 Plan currently provides that up to 30% of the shares authorized for issuance may be awarded as restricted stock.

(5)	The 1993 Employee Stock Option Plan and 1993 Non-Employee Directors’ Stock Plan have expired or been terminated, and no shares remain available for issuance as future awards under those expired or terminated plans.

(6)	This total includes 1,981 shares issuable under outstanding options as of March 31, 2006, with a weighted average exercise price of $2.19 that we assumed or otherwise issued outside of our other equity compensation plans in connection with our acquisition of other companies. No additional options may be awarded under any plans or other arrangements assumed in these acquisitions.

(7)	These shares represent the number of shares available for issuance as of March 31, 2006 under future awards of stock options or restricted stock from the 2001 Non-Officer Equity Plan, described below. This number does not include the indefinite number of additional shares that may become available for future award due to cancellations of options or other expirations or forfeitures that by the terms of the applicable plan are added back to the available share reserve.

2001 Non-Officer Equity Plan

In January 2001, our Board adopted the 2001 Non-Officer Equity Plan, and subsequently amended it in July 2001 and March 2002. The 2001 Non-Officer Equity Plan, as amended, or the 2001 Plan, has not been approved by shareholders. The 2001 Plan reserves for issuance up to 2,100,000 shares of our common stock pursuant to: (a) the exercise of options awarded under the 2001 Plan; (b) the award of stock bonuses under the 2001 Plan; and (c) the award of restricted stock under the 2001 Plan. The number of shares available for future awards under the 2001 Plan are subject to adjustment for any future stock dividends, splits, mergers, combinations, or other changes in capitalization as described in the 2001 Plan.

Eligibility for Participation.  Employees and consultants who are not directors or officers for Section 16 reporting purposes are eligible to receive awards under the 2001 Plan.

Terms of Options.  Nonstatutory stock options are available for award under the 2001 Plan. The exercise price of options awarded under the 2001 Plan may not be less than 85% of the fair market value of our common stock on the date of award. Payment of the exercise price may be made in cash at the time the option is exercised, or at the discretion of the Board: (a) by delivery of other common stock of Asyst; (b) pursuant to a deferred payment arrangement; or (c) in any other form of legal consideration acceptable to the Board. The term of a stock option under the 2001 Plan may not exceed ten years.

Options awarded under the 2001 Plan are generally made subject to vesting over time. Options may also be made exercisable under conditions the Board may establish, such as if the optionee remains employed until a specified date or if specified performance goals have been met. If an optionee’s employment terminates for any reason, the option remains exercisable for a period of time following termination, as determined by the Board and provided in the respective stock option agreement.

Terms of Stock Bonuses and Purchases of Restricted Stock.  The Board determines the purchase price for a restricted stock purchase but the purchase price may not be less than 85% of the fair market value of our common stock on the date of purchase. The Board may award stock bonuses in consideration of past services without a purchase payment. The purchase price of stock acquired pursuant to a restricted stock purchase agreement under the 2001 Plan must be paid either in cash at the time of purchase or: (a) by delivery of other common stock of Asyst; (b) pursuant to a deferred payment arrangement; or (c) in any other form of legal consideration acceptable to the Board. Shares of stock sold or awarded under the 2001 Plan may, but need not, be subject to a repurchase option in favor of Asyst in accordance with a vesting schedule as determined by the Board. The Board has the power to accelerate the vesting of stock acquired pursuant to a restricted stock purchase agreement under the 2001 Plan. Rights under a stock bonus or restricted stock bonus agreement may not be transferred.

Effect of Certain Corporate Events.  The 2001 Plan requires that, in the event of specified types of merger or other corporate reorganization affecting us, any surviving or acquiring corporation must either assume any stock awards outstanding under the 2001 Plan, or substitute similar stock awards for those outstanding under this plan. In the event that any surviving corporation declines to assume or continue the stock awards outstanding under the 2001 Plan, or to substitute similar stock awards, then stock awards under the 2001 Plan that are held by persons then performing services as employees or as consultants for us become fully vested and exercisable, and will terminate if not exercised prior to the merger or other corporate reorganization affecting us.

Item 13 — Certain Relationships and Related Transactions

See information concerning Mr. Janney in Items 10 and 11 above, which is incorporated in this item by reference.

Item 14 — Principal Accountant Fees and Services

The following is a summary of the fees and expenses billed to Asyst by PricewaterhouseCoopers LLP for professional services with respect to Audit Fees billed for, and other listed services rendered during, the fiscal years ended March 31, 2006, and March 31, 2005:

	March 31,	March 31,
Fee Category	2006	2005

Audit Fees	$4,822,886	$4,721,992
Audit-Related Fees	—	—
Tax Fees	458,391	414,260
All Other Fees	—	—

Total Fees	$5,281,277	$5,136,252

Audit Fees:  This category includes fees and expenses for the audit of our annual financial statements and audit of our management’s assessment of internal control contained in our most recently filed Form 10-K, review of the financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, and statutory audits required by non-U.S. jurisdictions.

Audit-Related Fees:  No services in this category were rendered during fiscal year 2006 or fiscal year 2005

Tax Fees:  The services in fiscal year 2006 and 2005 for the fees and expenses disclosed under this category include tax return preparation, technical tax advice, and tax compliance.

All Other Fees:  No services in this category were rendered during fiscal year 2006 or fiscal year 2005.

Under SEC rules governing independence of the independent registered public accounting firm, the Audit Committee of our Board must approve in advance all audit and permissible non-audit services to be provided by that accounting firm. Under these rules, the Audit Committee may adopt pre-approval policies and procedures that are detailed as to the particular service, require that the Audit Committee be informed about each service, and do not result in the delegation of the Audit Committee’s authority to management. At this time, the Audit Committee has not implemented other pre-approval policies. Notwithstanding any pre-approval policies that may be implemented, all permissible advisory services relating to internal control over financial reporting are pre-approved by the Audit Committee.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K

(1) Financial Statements

See Index to Consolidated Financial Statements under Item 8 on page 43 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Index to Consolidated Financial Statements under Item 8 on page 43 of this Annual Report on Form 10-K.

(3) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

2	.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006
3.1		Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993
3.2		Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993
3.3		Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999
3.4		Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App .	000-22430	7/31/2000
4.1		Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998
4.2		Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001
4.3		Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001
4.4		Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002
10	.1*	Form of Indemnity Agreement entered into between the Company and certain directors.	S-1	10.1	333-66184	7/19/1993
10	.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995
10	.3*	Company’s 1993 Employee Stock Purchase Plan and related offering document.	S-1	10.3	333-66184	7/19/1993
10	.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document	S-1	10.4	333-66184	7/19/1993
10.5		Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10	.6*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.	10-K	10.27	000-22430	6/19/2001
10	.7†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	10.28	000-22430	8/14/2001
10	.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002
10	.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002
10	.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002
10	.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003
10	.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003
10	.13*	Change-In-Control Agreement between the Company and Stephen S Schwartz dated as of October 20, 2003.	10-Q	10.47	000-22430	11/12/2003
10	.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004
10	.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers.	10-K	10.33	000-22430	6/10/2004
10	.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004
10	.17*	Company’s Compensation Program for Non-employee Directors.					X
10	.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004
10	.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004
10.20		Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.	10-Q	10.47	000-22430	8/5/2004

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10	.21*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004
10	.22*	Forms of Restricted Stock Award Agreement for restricted stock awarded to directors, Restricted Stock Award Agreement for restricted stock units awarded to directors, Restricted Stock Award Agreement for restricted stock awarded to employees, and Restricted Stock Award Agreement for restricted stock units awarded to employees.					X
10	.23*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004
10.24		Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004
10	.25*	Employment Agreement between the Company and Warren Kocmond, Jr., (corrected as of May 16, 2005).	10-K	10.52	000-22430	6/29/2005
10	.26*	Change-in-Control Agreement between the Company and Robert J. Nikl dated November 3, 2004.	10-K	10.53	000-22430	6/29/2005
10	.27*	Change-in-Control Agreement between the Company and Anthony C Bonora dated November 3, 2004.	10-K	10.54	000-22430	6/29/2005
10	.28‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005
10.29		Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005
10	.30*	Summary of Executive Bonus Plan (revised 2006)					X
10.31		Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005.	10-K	10.58	000-22430	6/29/2005
10	.32*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through August 23, 2005.	8-K	99.1	000-22430	8/29/2005
10	.33*	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe	10-Q	10.60	000-22430	11/9/2005
10.34		Amendment Number Two to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated November 21, 2005.	10-Q	10.61	000-22430	2/6/2006

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.35		Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006
10	.36*	First Amendment dated December 16, 2005, to Change-in-Control Agreement dated October 20, 2003, between the Company and Stephen S. Schwartz.	8-K	99.1	000-22430	12/16/2005
10	.37‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.					X
10	.38‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.					X
10	.39*	Separation Agreement and Release of All Claims between the Company and Warren C. Kocmond, dated May 31, 2006.					X
10	.40*	Change-in-Control Agreement between the Company and Steve Debenham, dated May 22, 2006.					X
10	.41*	Change-in-Control Agreement between the Company and Alan S. Lowe, dated May 22, 2006					X
10.42		Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.					X
21.1		Subsidiaries of Asyst Technologies, Inc.					X
31.1		Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
31.2		Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
32.1		Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document

SCHEDULE II

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance			Foreign
	Beginning	Charged to		Currency	Balance
	of Year	Expenses	Deductions	Translation	End of Year
	(In thousands)

Allowance for doubtful accounts
Year Ended March 31,
2004	$4,880	$222	$(494)	$—	$4,608
2005	$4,608	$4,862	$(2,490)	$—	$6,980
2006	$6,980	$6,791	$(1,249)	$(654)	$11,868

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

By:	/s/ RICHARD H. JANNEY
Richard H. Janney
Interim Chief Financial Officer

Date: October 13, 2006

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN S. SCHWARTZ, PH. D. Stephen S. Schwartz, Ph. D.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 13, 2006

/s/ RICHARD H. JANNEY Richard H. Janney	Interim Chief Financial Officer (and Interim Principal Accounting Officer)	October 13, 2006

/s/ STANLEY GRUBEL Stanley Grubel	Director	October 13, 2006

/s/ TSUYOSHI KAWANISHI Tsuyoshi Kawanishi	Director	October 13, 2006

/s/ ROBERT A. MCNAMARA Robert A. McNamara	Director	October 13, 2006

/s/ ANTHONY E. SANTELLI Anthony E. Santelli	Director	October 13, 2006

/s/ WILLIAM SIMON William Simon	Director	October 13, 2006

/s/ WALTER W. WILSON Walter W. Wilson	Director	October 13, 2006

EXHIBIT INDEX

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

2	.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006
3.1		Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993
3.2		Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993
3.3		Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999
3.4		Certificate of Amendment of the Amended and Restated Articles of DEF Incorporation, filed October 5, 2000.	14A	App .	000-22430	7/31/2000
4.1		Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998
4.2		Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001
4.3		Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001
4.4		Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002
10	.1*	Form of Indemnity Agreement entered into between the Company and certain directors.	S-1	10.1	333-66184	7/19/1993
10	.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995
10	.3*	Company’s 1993 Employee Stock Purchase Plan and related offering document.	S-1	10.3	333-66184	7/19/1993
10	.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.	S-1	10.4	333-66184	7/19/1993
10.5		Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993
10	.6*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.	10-K	10.27	000-22430	6/19/2001
10	.7†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	10.28	000-22430	8/14/2001
10	.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10	.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002
10	.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002
10	.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003
10	.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. and Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003
10	.13*	Change-In-Control Agreement between the Company and Stephen S Schwartz dated as of October 20, 2003.	10-Q	10.47	000-22430	11/12/2003
10	.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004
10	.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers.	10-K	10.33	000-22430	6/10/2004
10	.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004
10	.17*	Company’s Compensation Program for Non-employee Directors.					X
10	.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004
10	.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004
10.20		Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.	10-Q	10.47	000-22430	8/5/2004
10	.21*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004
10	.22*	Forms of Restricted Stock Award Agreement for restricted stock awarded to directors, Restricted Stock Award Agreement for restricted stock units awarded to directors, Restricted Stock Award Agreement for restricted stock awarded to employees, and Restricted Stock Award Agreement for restricted stock units awarded to employees.					X
10	.23*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.24		Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004
10	.25*	Employment Agreement between the Company and Warren Kocmond, Jr., (corrected as of May 16, 2005).	10-K	10.52	000-22430	6/29/2005
10	.26*	Change-in-Control Agreement between the Company and Robert J Nikl dated November 3, 2004.	10-K	10.53	000-22430	6/29/2005
10	.27*	Change-in-Control Agreement between the Company and Anthony C Bonora dated November 3, 2004.	10-K	10.54	000-22430	6/29/2005
10	.28‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005
10.29		Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005
10	.30*	Summary of Executive Bonus Plan (revised 2006).					X
10.31		Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005.	10-K	10.58	000-22430	6/29/2005
10	.32*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through August 23, 2005.	8-K	99.1	000-22430	8/29/2005
10	.33*	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe.	10-Q	10.60	000-22430	11/9/2005
10.34		Amendment Number Two to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated November 21, 2005.	10-Q	10.61	000-22430	2/6/2006
10.35		Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006
10	.36*	First Amendment dated December 16, 2005, to Change-in-Control Agreement dated October 20, 2003, between the Company and Stephen S. Schwartz.	8-K	99.1	000-22430	12/16/2005
10	.37‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.					X
10	.38‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.					X
10	.39*	Separation Agreement and Release of All Claims between the Company and Warren C. Kocmond, dated May 31, 2006.					X

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10	.40*	Change-in-Control Agreement between the Company and Steve Debenham, dated May 22, 2006.					X
10	.41*	Change-in-Control Agreement between the Company and Alan S. Lowe, dated May 22, 2006.					X
10.42		Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.					X
21.1		Subsidiaries of Asyst Technologies, Inc.					X
31.1		Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
31.2		Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
32.1		Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document