Form 10-Q
period 2006-06-30
ASYST TECHNOLOGIES INC
filed 2006-10-13
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-22430
ASYST TECHNOLOGIES, INC.
(Exact name of Registrant, as specified in its charter)

California	94-2942251
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)
46897 Bayside Parkway, Fremont, California 94538
(Address of principal executive offices, including zip code)
(510) 661-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
There were 48,977,188 shares of common stock, no par value, outstanding as of September 30, 2006

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,109	$94,622
Short-term investments	8,300	15,304
Accounts receivable, net	154,928	141,453
Inventories	42,946	33,219
Prepaid expenses and other current assets	25,377	26,831

Total current assets	329,660	311,429
Property and equipment, net	23,559	23,108
Goodwill	59,444	58,840
Intangible assets, net	16,008	19,334
Other assets	2,858	2,583

Total assets	$431,529	$415,294

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$12,766	$1,443
Current portion of long-term debt and capital leases	1,041	1,368
Accounts payable	77,587	75,376
Accounts payable-related parties	15,448	13,409
Accrued and other liabilities	66,019	62,902
Deferred margin	5,204	5,335

Total current liabilities	178,065	159,833

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	86,939	87,168
Deferred tax liability	2,250	3,119
Other long-term liabilities	10,459	10,974

Total long-term liabilities	99,648	101,261

COMMITMENTS AND CONTINGENCIES (see Notes 12 and 13)
MINORITY INTEREST	64,293	66,521

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized shares - 300,000,000
Outstanding shares - 48,662,488 and 48,462,235 shares at June 30, 2006 and March 31, 2006, respectively
Additional paid-in-capital	473,728	473,422
Deferred stock-based compensation	—	(1,319)
Accumulated deficit	(385,658)	(385,178)
Accumulated other comprehensive income	1,453	754

Total shareholders’ equity	89,523	87,679

Total liabilities, minority interest and shareholders’ equity	$431,529	$415,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2006	2005
		(as restated)
NET SALES	$116,981	$117,451
COST OF SALES	75,925	83,743

Gross profit	41,056	33,708

OPERATING EXPENSES:
Research and development	8,587	7,102
Selling, general and administrative	21,402	19,225
Amortization of acquired intangible assets	3,324	4,918
Restructuring and other charges	1,812	93

Total operating expenses	35,125	31,338

Income from operations	5,931	2,370

INTEREST AND OTHER EXPENSE, NET:
Interest income	737	523
Interest expense	(1,628)	(1,599)
Other income, net	786	517

Interest and other expense, net	(105)	(559)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	5,826	1,811

PROVISION FOR INCOME TAXES	(4,322)	(3,101)
MINORITY INTEREST	(2,087)	(2,404)

NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(583)	(3,694)

Cumulative effect of change in accounting principle	103	—

NET LOSS	$(480)	$(3,694)

BASIC AND DILUTED NET LOSS PER SHARE PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.01)	$(0.08)
Cumulative effect of change in accounting principle	0.0	0.0

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.08)

SHARES USED IN THE PER SHARE CALCULATION — Basic and Diluted	48,600	47,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended
	June 30,
	2006	2005
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(480)	$(3,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,482	6,679
Allowance for doubtful accounts	(382)	(2,124)
Minority interest in net income in consolidated subsidiaries	2,087	2,404
Loss on disposal of fixed assets	56	—
Stock-based compensation expense	1,430	677
Cumulative effect of change in accounting principle	(103)	—
Amortization of lease incentive payments	(156)	—
Deferred taxes, net	(1,015)	966
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(12,117)	(1,673)
Inventories	(9,535)	(4,069)
Prepaid expenses and other assets	1,391	2,741
Accounts payable, accrued and other liabilities and deferred margin	(701)	(29,108)

Net cash used in operating activities	(14,043)	(27,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(16,363)
Sales or maturity of investments	7,000	23,375
Purchases of property and equipment, net	(1,151)	(789)

Net cash provided by investing activities	5,849	6,223

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit	91,480	174,141
Payments on line of credit	(80,590)	(139,500)
Principal payments on long-term debt and capital leases	(21)	(1,133)
Proceeds from issuance of common stock	261	20

Net cash provided by financing activities	11,130	33,528

Effect of exchange rate changes on cash and cash equivalents	551	(712)

INCREASE IN CASH AND CASH EQUIVALENTS	3,487	11,838
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94,622	55,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,109	$66,932

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
     In October 2002, we purchased a 51.0 percent interest in Asyst Shinko, Inc (“ASI”) a joint venture with Shinko Electric, Co. Ltd. (“Shinko”) of Japan.
     In April 2003, our majority-owned joint venture ASI, acquired that portion of Shinko that provides ongoing support to ASI’s North American Automated Material Handling Systems (“AMHS”), customers. ASI renamed this subsidiary Asyst Shinko America (“ASAM”).
     We fully consolidate the financial position and results of operations of ASI and account for the minority interest in the condensed consolidated financial statements.
     On July 14, 2006, we purchased an additional 44.1% of outstanding capital stock of ASI (see Note 11)
     ASYST, the Asyst logo, domainLogix, Fastrack, Fluorotrack and Versaport are registered trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States and in other countries. SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, Plus, Inx, AdvanTag, SMART-Tag, SMART-Traveler, SMART-Comm, IsoPort, and Spartan are trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States and in other countries. Asyst Shinko is a trademark of Asyst Shinko, Inc. or its subsidiaries, in the United States and in other countries. All other brands, products or service names are or may be trademarks or service marks of, and are used to identify products or services of, their respective owners.
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
     The Special Committee also found that, during the period from April 2002 through February 2004, the Company set the grant date and exercise price of rank and file employee option grants for new hires and promotions at the lowest price of the first five business days of the month following the month of their hire or promotion. However, the net impact of this practice was an aggregate charge of less than $400,000.
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
     Based on the results of the Special Committee’s investigation, the Company recorded stock-based compensation charges and additional payroll taxes with respect to its employee stock option grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to the fiscal years ended March 31, 2005 and 2004, the Company deemed it appropriate to record the charges in the relevant periods, since recording the cumulative out of period charges in fiscal 2006 would be material to that period. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million or $0.00 per share in fiscal 2005 and a net benefit of $0.8 million or $(0.02) per share in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004. At March 31, 2006, the remaining unamortized deferred stock-based compensation charge resulting from the investigation was approximately $82,000.
     In view of its history of operating losses, the Company has maintained a full valuation allowance on its US deferred tax assets since fiscal 2003. As a result, there is no material income tax impact relating to the stock-based compensation and payroll tax expenses recorded by the Company resulting from the investigation of the Special Committee during the three months ended June 30, 2006 and 2005. Additionally, there was no material impact of Section 409A and Section 162(m) limitations on deduction of executive stock compensation for the three months ended June 30, 2006 and 2005.
     The following tables set forth the effects of the restatement on the Company’s condensed consolidated financial statements for the three months ended June 30, 2005 (in thousands, except for per share data):
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	June 30,
	2005
	(as reported)	(adjustments)	(as restated)
REVENUE	$117,451	$—	$117,451

COST OF SALES	83,717	26	83,743

Gross profit	33,734	(26)	33,708

OPERATING EXPENSES:
Research and development	7,067	35	7,102
Selling, general and administrative	19,179	46	19,225
Amortization of acquired intangible assets	4,918	—	4,918
Restructuring charges	93	—	93

Total operating expenses	31,257	81	31,338

INCOME FROM OPERATIONS	2,477	(107)	2,370

INTEREST AND OTHER INCOME, NET
Interest income	523	—	523
Interest expense	(1,599)	—	(1,599)
Other income, net	517	—	517

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,918	(107)	1,811

PROVISION FOR INCOME TAXES	(3,101)	—	(3,101)

MINORITY INTEREST	(2,404)	—	(2,404)

NET LOSS	$(3,587)	$(107)	$(3,694)

BASIC NET LOSS PER SHARE	$(0.08)	$(0.00)	$(0.08)

SHARES USED IN THE PER SHARE CALCULATION – Basic and Diluted	47,812	47,812	47,812

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	June 30, 2005
	as reported	adjustments	as restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,587)	$(107)	$(3,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,679	—	6,679
Minority interest in net income in consolidated subsidiary	2,404	—	2,404
Stock-based compensation expense	534	143	677
Changes in assets and liabilities:
Accounts receivable, net	(3,797)	—	(3,797)
Inventories	(4,069)	—	(4,069)
Prepaid expenses and other assets	2,741	—	2,741
Accounts payable, accrued liabilities and deferred margin	(28,106)	(36)	(28,142)

Net cash used in operating activities	(27,201)	—	(27,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(16,363)	—	(16,363)
Sales or maturity of short-term investments	23,375	—	23,375
Purchase of property and equipment, net	(789)	—	(789)

Net cash provided by investing activities	6,223	—	6,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	174,141	—	174,141
Payments on line of credit	(139,500)	—	(139,500)
Principal payments on long-term debt and capital leases	(1,133)	—	(1,133)
Proceeds from issuance of common stock	20	—	20

Net cash provided by financing activities	33,528	—	33,528

Effect of exchange rate changes on cash and cash equivalents	(712)	—	(712)

INCREASE IN CASH AND CASH EQUIVALENTS	11,838	—	11,838
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,094	—	55,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,932	$—	$66,932

3. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $385.7 million, and have incurred losses during each of the last 5 years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $106.4 million at June 30, 2006. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least twelve months if we do not experience any uncured events of default under the terms of our outstanding indebtedness.
     In a letter delivered to us on August 16, 2006, the trustee under the indenture relating to our convertible notes asserted that Asyst is in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee this report on Form 10-K and in filing with the SEC our the Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cures the default within 60 days after receipt of the notice, or if the default were waived by the holders of a majority in aggregate principal amount of the notes outstanding. If an Event of Default were to occur, and is continuing under the indenture, the trustee or the holders of at least 25% in aggregate principal amount of the notes at the time outstanding may accelerate maturity of the notes.
     Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports is a default under the indenture. However, in conjunction with the filing of this report on Form 10-Q we also intend to file with the SEC our report on Form 10-K for the fiscal year ended March 31, 2006. Upon completion of those filings, we intend to deliver to the trustee copies of the reports on Forms 10-K and 10-Q, and that delivery will cure any purported defaults under the indenture and asserted by the trustee in its letter referenced above.
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
     As a result of the delay in filing this report and the Form 10-K for our fiscal year ended March 31, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.
     We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2006:
•	Under a senior secured credit agreement entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership as discussed below. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans (a loan that gives Asyst immediate access to funds), and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due July 13, 2009, provided that Asyst’s outstanding 5 3/[4]% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008.

•	We have approximately $86.3 million outstanding under our 5 3/[4]% convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are currently redeemable at our option.
     Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice our obligation to purchase the remaining 4.9% equity it holds in ASI. These circumstances include (a) when AJI’s equity ownership in ASI falls below 50%, (b) when bankruptcy or corporate reorganization proceedings are filed against the Company or AJI; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9%; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares). In any such event, an acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ASI equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ASI. Due to the cyclical and uncertain nature of cash flows and collections from our customers, the Company (or its subsidiaries) may from time to time incur borrowings which could cause the Company to exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may pay down the outstanding borrowings from cash to maintain compliance with its financial covenants.
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
4. SIGNIFICANT ACCOUNTING POLICIES
     Basis of Preparation
     The accompanying consolidated financial statements include the accounts of Asyst and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned joint venture, ASI, and our majority-owned subsidiary, Asyst Japan, Inc. “(AJI”.)
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

	Three Months Ended June 30,
	2006	2005
		(as restated)

Net loss	$(480)	$(3,694)
Foreign currency translation adjustments	709	(2,049)
Unrealized gains (losses) on investments	(10)	47

Comprehensive income (loss)	$219	$(5,696)

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

	Three Months Ended June 30,
	2006	2005
(in thousands, except per share amounts)		(as restated)
Numerator:
Net loss	$(480)	$(3,694)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	48,600	47,812

Denominator for basic and diluted calculation	48,600	47,812

Net loss per share — basic and diluted	$(0.01)	$(0.08)

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	As of June 30,
	2006	2005
Restricted stock awards and units	223	506
Stock options	3,630	7,310
Convertible notes	5,682	5,682

	9,535	13,498

  Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 in 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal year 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position. To recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of this Statement are effective for an employer with publicly traded equity securities are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are evaluating the impact on our consolidated financial statements of the provisions of SFAS No. 158.
5. BALANCE SHEET COMPONENTS
     Short-term Investments
     Short-term investments by security type are as follows (in thousands):

	Cost	Unrealized Loss	Fair Value
June 30, 2006
Auction rate securities	$8,300	$—	$8,300

	$8,300	$—	$8,300

March 31, 2006
Auction rate securities	$8,300	$—	$8,300
Corporate debt securities	6,014	(9)	6,005
Federal agency notes	1,000	(1)	999

	$15,314	$(10)	$15,304

     Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	June 30,	March 31,
	2006	2006
Trade receivables	$83,778	$83,008
Trade receivables-related party	—	90
Unbilled receivables	67,748	63,435
Other receivables	14,782	6,788
Less: Allowance for doubtful accounts	(11,380)	(11,868)

Total	$154,928	$141,453

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 100.0 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. During the three-month period ended June 30, 2006, we wrote off $0.2 million of accounts receivable which we determined to be uncollectible and for which we had recorded specific reserves in previous quarters. We do not record interest on outstanding and overdue accounts receivable.
     All of our unbilled receivables are from our majority-owned joint venture, ASI. Payments related to these unbilled receivables are expected to be received within one year from June 30, 2006 and as such the balances are classified within current assets on our consolidated balance sheet.
     Other receivables include notes receivable from customers in Japan and Korea in settlement of trade accounts receivable balances.
     We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, the customary local industry practices may differ and prevail in certain counties.
     Our subsidiaries in Japan, AJI and ASI have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three-month periods ended June 30, 2006 and 2005, they sold approximately $39.6 million and $3.7 million, respectively, of accounts receivable without recourse. As of June 30, 2006, AJI had sold certain trade receivables to these same Japanese banks amounting to approximately $2.1 million, of accounts receivables with recourse.
     Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Raw materials	$13,484	$9,882
Work-in-process	27,740	22,180
Finished goods	1,722	1,157

Total	$42,946	$33,219

     At June 30, 2006 and March 31, 2006, we had a reserve of $12.6 million and $13.3 million, respectively, for estimated excess and obsolete inventory.
     We outsource a majority of our fab automation product manufacturing to Solectron Corporation, (“Solectron”). As part of the arrangement, Solectron purchases inventory on our behalf and we may be obligated to reacquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. Any inventory buyback obligation in excess of our demand forecast is fully accrued. At June 30, 2006 and March 31, 2006, total inventory held by Solectron was $14.2 million and $13.0 million, respectively. During the fiscal quarters ended June 30, 2006 and 2005, we repurchased $1.7 million and $4.5 million of this inventory, respectively, that was not used by Solectron in manufacturing our products.

     Goodwill and Intangible Assets, net
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the three-month period ended June 30, 2006 were as follows (in thousands):

	Fab Automation	AMHS	Total
Balance at March 31, 2006	$3,398	$55,442	$58,840
Foreign currency translation	—	604	604

Balance at June 30, 2006	$3,398	$56,046	$59,444

     Intangible assets, net
     Intangible assets, net were as follows (in thousands):

		June 30, 2006			March 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$58,795	$47,282	$11,513	$58,289	$44,275	$14,014
Customer base and other intangible assets	32,149	30,261	1,888	31,935	29,419	2,516
Licenses and patents	6,203	3,596	2,607	6,316	3,512	2,804

Total	$97,147	$81,139	$16,008	$96,540	$77,206	$19,334

     Amortization expense was $3.3 million and $4.9 million for the three-month periods ended June 30, 2006 and 2005, respectively.
     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal year 2007 and subsequent fiscal years, is as follows (in thousands):

Fiscal Year ending March 31,
Remaining portion of 2007	$8,924
2008	5,986
2009	378
2010	317
2011	317
2012 and thereafter	86

Total	$16,008

     Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual (in thousands):

	Three Months Ended June 30,
	2006	2005
Beginning Balance	$7,967	$13,509
Accruals	4,340	2,710
Settlements	(4,997)	(3,440)
Foreign Currency Translation	73	(352)

Ending Balance	$7,383	$12,427

     The warranty accrual balance at the end of the period is reflected in accrued and other liabilities.

6. STOCK-BASED COMPENSATION
     Effective April 1, 2006, Asyst adopted the provisions of SFAS No. 123(R) — Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on the historical data.
     The Company previously accounted for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally three or four years.
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
     Prior to the adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No 123, as amended by SFAS No. 148 — Accounting for Stock-Based Compensation – Transition and Disclosures.
     The pro-forma information for the three months ended June 30, 2005 was as follows (in thousands, except per share amount):

Three Months Ended
June 30, 2005
(as restated)
Net loss	$(3,694)
Add: employee stock-based compensation expense included in reported net loss, net of tax	677
Less: total employee stock-based compensation expense determined under fair value, net of tax	(1,899)

As adjusted net loss	$(4,916)

Basic and diluted net loss per share — as reported	$(0.08)
Basic and diluted net loss per share — pro forma	$(0.10)

Shares used in EPS calculation — basic & diluted	47,812
Proforma compensation expense under SFAS No. 123 does not include an upfront estimate of potential forfeitures, but rather recognizes them as they occur and amortizes the compensation expense over the vesting period. These computational differences create incomparability between the proforma stock compensation presented above and stock compensation expense recognized during the period.

     Impact of the adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application (“MPA”) method as provided by SFAS No. 123(R). By using the MPA, the Company did not restate its prior period financial statements. Instead, the Company is applying SFAS No. 123(R) for new options granted after the adoption of SFAS123(R), i.e. April 1, 2006, and any portion of options that were granted after April 1, 1996 and have not vested by April 1, 2006. The effect of recording stock-based compensation for the three months ended June 30, 2006 was as follows (in thousands, except per share amount):

Three Months Ended
June 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$802
Employee stock purchase plan	93
Restricted stock units	566
Amounts capitalized as inventory	(31)

Total stock-based compensation expense	1,430
Tax effect on stock-based compensation expense	—

Net effect on net loss	$1,430

Effect on net loss per share
Basic and Diluted	$0.03

Shares used in net loss per share calculation
Basic and Diluted	48,600
The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change of $103,000, relating to unvested awards for which an expense had already been recorded, but are not expected to vest, based on an estimated forfeiture rate.
     Valuation Assumptions
     In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a blended implied and historical volatility of the Company’s stock. Prior to the adoption of SFAS No. 123(R), the Company used a combination of historical and implied volatility in deriving its expected volatility assumption. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions noted in the table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date:
     Stock Option Plans
     We have four stock option plans, the 1993 Employee Stock Option Plan (“the 93 Plan”), the 1993 Non- Employee Directors’ Stock Plan, the 2001 Non-Officer Equity Plan (“the 2001 Plan”) and the 2003 Equity Incentive Plan (“the 2003 Plan”). Under all of our stock option plans, options are currently granted for six year periods and become exercisable ratably typically over a vesting period of three years or as determined by the Board of Directors.
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
     Substantially all of the options granted are generally exercisable pursuant to a three or four-year vesting schedule and the term of the options granted is no longer than 10 years.
     The Company has 62,773 shares available for grant as of June 30, 2006 under the 2001 Plan, and 1,404,317 available for grant under the 2003 Plan.
     Employee Stock Purchase Plan
     The ESPP allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The term of the ESPP contains consecutive 6-month offering and exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 15% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. There were no shares issued during the three months ended June 30, 2006 or 2005. As of June 30, 2006, approximately 116,000 shares were available for future issuance under the ESPP.
     Assumptions used in the Black-Scholes valuation model were as follows:

	Three Months Ended June 30,
	2006	2005
Stock option plans:
Risk-free interest rate	4.70%	3.78%
Expected term of options (in years)	3.3	4.65
Expected volatility	67.0%	88.7%
Expected dividend yield	0%	0%

	Three Months Ended June 30,
	2006	2005
Stock purchase plan:
Risk-free interest rate	4.92%	3.31%
Expected term of options (in years)	0.5	0.5
Expected volatility	69.2%	45.7%
Expected dividend yield	0%	0%

     Stock Option Plans
     A summary of stock option activity in our stock option plans as of June 30, 2006 and changes during the three months then ended is presented below:

			Weighted-Average
	Total Number	Weighted-Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of March 31, 2006	6,876,412	$9.19

Granted	30,250	8.73

Exercised	(79,459)	4.19

Forfeited or Expired	(383,146)	6.42

Outstanding as of June 30, 2006	6,444,057	$9.42	5.54	$8,678,615

Exercisable as of June 30, 2006	4,586,442	$10.73	5.49	$4,763,060

The weighted-average grant date fair value of options granted during the three month periods ended June 30, 2006 and 2005 was $8.73 and $3.94, per share, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $0.3 million and $4,000, respectively. As of June 30, 2006, there was $7.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.
For the three months ended June 30, 2006 and 2005, cash received from option exercises under all share-based payment arrangements was approximately $261,000 and $20,000, respectively. There was no tax benefit realized from stock option exercises. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows.
Restricted Stock Awards and Restricted Stock Units
The following table summarizes the Company’s non-vested restricted stock units activity (in thousands, except for fair value):

	Shares	Weighted average grant date fair value
Non-vested at March 31, 2006	403	$ 5.73
Granted	607	$ —
Vested	(89)	$11.08
Forfeited or Expired	(88)	$ 3.95

Non-vested at June 30, 2006	833	$ 4.17

Defined Benefit Pension Plans
     Our majority-owned joint venture, ASI, provides a defined benefit pension plan for its employees. The joint venture deposits funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law.
     The Company expects to make approximately $2.4 million in benefit payments in fiscal year 2007, including $0.4 million paid in the three-month period ended June 30, 2006.

7. RESTRUCTURING CHARGES
     Restructuring accruals, comprised of charges for excess facilities and related utilization for the three-month period ended June 30, 2006 were as follows (in thousands):

Excess Facilities
Balance, March 31, 2006	$105
Additional accruals	1,812
Non-cash utilization	(25)
Amounts paid in cash	(533)

Balance, June 30, 2006	$1,359

     We incurred restructuring charges (“FY07 Plan”) of $1.8 million for the three-month period ended June 30, 2006 consisting of charges for future lease commitments for excess facilities, net of expected sublease income, of $1.4 million, moving costs of $0.2 million and impairment of leasehold improvements in the vacated property of $0.2 million
     The outstanding accrual balance of $1.4 million at June 30, 2006 consists primarily of future lease obligations on vacated facilities, which will be paid over the next seven quarters. All remaining accrual balances are expected to be settled in cash.
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

     We incurred restructuring charges of $0.1 million for the three-month period ended June 30, 2005 consisting primarily of charges in estimates for excess facilities.
     The outstanding accrual balance of $0.6 million at June 30, 2005 consists primarily of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.4 million, which were paid in the fiscal year 2006, and severance payments relating to the December 2004 restructuring, which were settled in cash prior to the end of the third quarter of fiscal year 2006.
     As of June 30, 2006 there were no accruals outstanding that related to any restructuring events that occurred prior to fiscal year 2007.
8. INCOME TAXES
     Income tax expense for the three-month period ended June 30, 2006 was $4.3 million which included a tax benefit of $1.1 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.5 million tax provision recorded by ASI and a tax provision of $0.9 million recorded primarily by other international subsidiaries. Income tax expense for the three-month period ended June 30, 2005 was $3.1 million which included a tax benefit of $1.6 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.3 million tax provision recorded by ASI and a tax provision of $0.4 million recorded primarily by other international subsidiaries.
9. REPORTABLE SEGMENTS
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
     Segment information is summarized as follows (in thousands):

	June 30, 2006	March 31, 2006
AMHS:
Total Assets	$260,751	$251,477

Fab Automation Products:
Total Assets	$170,778	$163,817

Consolidated:
Total Assets	$431,529	$415,294

	Three Months Ended June 30,
	2006	2005
		(as reported)	(adjustments)		(as restated)
AMHS:
Net sales	$66,256	$77,377		$—	$77,377

Cost of Sales	46,556	57,097		—	57,097

Gross Profit	$19,700	$20,280		$—	$20,280

Income from operations	$8,144	$7,828	$		$7,828

Fixed assets additions	$848	$328	$		$328

Amortization and Depreciation	$3,170	$4,309	$		$4,309

Fab Automation Products:
Net sales	$50,725	$40,074		$—	$40,074
Cost of Sales	29,369	26,620		26	26,646

Gross Profit	$21,356	$13,454		$(26)	$13,428

Loss from operations	$(2,213)	$(5,351)		$(107)	$(5,458)

Fixed assets additions	$1,489	$461	$		$461

Amortization and Depreciation	$1,838	$1,774	$		$1,774

Consolidated:
Net sales	$116,981	$117,451		$—	$117,451
Cost of Sales	75,925	83,717		26	83,743

Gross Profit	$41,056	$33,734		$(26)	$33,708

Income from operations	$5,931	$2,477		$(107)	$2,370

Fixed assets additions	$2,337	$789		$—	$789

Amortization and Depreciation	$5,008	$6,083		$—	$6,083

     Total loss from operations is equal to consolidated loss from operations for the periods presented.
10. DEBT
     We had $12.8 million and $1.4 million of short-term debt issued by banks in Japan at June 30, 2006 and March 31, 2006, respectively. Approximately $2.1 million and $1.4 million at June 30, 2006 and March 31, 2006, respectively, is owed by our Japanese subsidiary, AJI. The remaining portion, $10.7 million at June 30, 2006, is owed by ASI. As of June 30, 2006 and March 31,

2006, the interest rate on the facilities ranged from 1.4 percent to 3.0 percent. Substantially all of the debt is guaranteed by Asyst in the United States.
     Long-term debt and capital leases consisted of the following (in thousands):

	June 30, 2006	March 31, 2006
Convertible subordinated notes	$86,250	$86,250
Long-Term loans	1,245	1,762
Capital leases	485	524

Total long-term debt	87,980	88,536
Less: Current portion of long-term debt and capital leases	(1,041)	(1,368)

Long-term debt and capital leases net of current portion	$86,939	$87,168

     At June 30, 2006, maturities of all long-term debt and capital leases were as follows (in thousands):

Fiscal Year Ending March 31,	Amount
Remaining portion of 2007	$823
2008	698
2009	86,450
2010	5
2011	4
2012 and thereafter	—

$87,980

     Convertible Subordinated Notes
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being recorded as other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended June 30, 2006 and 2005.
     Asyst received a letter dated August 16, 2006, from U.S. Bank National Association, as trustee under the Indenture related to the notes, which asserts that Asyst is in default under the Indenture because of the delays in filing its Form 10-K for the fiscal year ended March 31, 2006 and Form 10-Q for the fiscal quarter ended June 30, 2006. See Note 13 for further discussion.
     Lines of Credit
     At June 30, 2006, we had a two-year revolving line of credit with a commercial bank, with a current maturity date of July 31, 2007. We amended the line of credit during the first and third quarters of fiscal year 2006. As amended, the maximum borrowing available under the line is $40.0 million; however, only $25.0 million of borrowing is available to us as long as ASI maintains $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit requires compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million held in the U.S., at least $20.0 million of which must be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, may change based on the amount of letters of credit, the amount of aggregate borrowing by ASI and the cash balance held at the bank. As of June 30, 2006, there was no amount outstanding under the line of credit, but the maximum borrowing has been reduced by $0.8 million with the issuance of a letter of credit during November 2005. We were in compliance with all financial covenants and had available $29.7 million as of June 30, 2006. This line of credit was terminated in July 2006 (see Note 13).
     At July 14, 2006, Asyst established a $115 million, three-year, senior secured revolving credit and term loan facility. The credit facility was arranged by Banc of America Securities LLC. Bank of America, N.A. will serve as administrative agent. A syndicate of lenders and financial institutions, including Comerica, Development Bank of Japan, Key Bank, and Union Bank of California, is participating in the facility with Bank of America. Asyst has the ability to borrow US Dollars or Japanese Yen under the facility. The facility carries a variable interest rate that is currently approximately 3.0% on Yen-based balances. The company also anticipates amortizing approximately $3.2 million of financing costs over the life of the facility. On July 14, 2006, $86.3 million of this credit facility, plus an additional $20.0 million from AJI were used to finance the purchase of the additional 44.1% of the ASI shares .
     At June 30, 2006, ASI had revolving lines of credit with five Japanese banks. These lines allow aggregate borrowing of up to 7 billion Japanese Yen, or approximately $60.0 million at the exchange rate as of June 30, 2006. As of June 30, 2006, ASI had outstanding borrowings of 1.25 billion Japanese Yen, or approximately $10.7 million at the exchange rate as of June 30, 2006, which is recorded in short-term debt.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.06 percent at June 30, 2006 plus margins of 0.80 to 1.25 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.
     ASI was in compliance with these covenants at June 30, 2006. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiry dates to June 30, 2007, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.
     Our Japanese subsidiary, AJI, has terms loans outstanding with one Japanese bank. These loans are repayable monthly or quarterly through various dates ranging from March 2007 through May 2008. The loans carry annual interest rates between 1.4 to 2.3 percent and substantially all of these loans are guaranteed by Asyst Technologies, Inc.. As of June 30, 2006, AJI had outstanding borrowings of 0.2 billion Japanese Yen or approximately $1.2 million, at exchange rates as of June 30, 2006. These borrowings are recorded as long-term debt. At June 30, 2006, AJI had approximately $2.1 million of borrowings, secured by accounts receivable balance, that are recorded as short-term debt.
11. RELATED PARTY TRANSACTIONS
     Our majority-owned joint venture, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At June 30, 2006 and March 31, 2006, respectively, significant balances with Shinko and MECS Korea were (in thousands):

	June 30,	March 31,
	2006	2006
Accounts payable due to Shinko	$15,446	$13,406
Accrued liabilities due to Shinko	$162	$59
Accounts receivable from MECS Korea	$—	$90
Accounts payable due to MECS Korea	$2	$3
Accrued liabilities due to MECS Korea	$47	$81
     In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the fiscal quarters ended June 30, 2006 and 2005, sales to and purchases from Shinko and MECS Korea were (in thousands):

	Three Months Ended June 30,
	2006	2005
Material and service purchases from Shinko	$13,258	$11,176
Sales to MECS Korea	$28	$123

12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease various facilities and other assets under non-cancelable capital and operating leases. At June 30, 2006, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease
Remaining portion of 2007	$171	$2,633
2008	169	3,474
2009	153	1,710
2010	4	1,451
2011 and thereafter	4	4,238

Total	$501	$13,506

Less: interest	(16)

Present value of minimum lease payments	485
Less: current portion of capital leases	(202)

Capital leases, net of current portion	$283

     Rent expense under our operating leases was approximately $1.2 million and $1.4 million for the three-month periods ended June 30, 2006 and 2005, respectively.
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
     Following remand, the Company filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denied defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ‘421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. §271(f). At a case management conference held June 23, 2006, the Court set a trial date of December 1, 2006. In the interim, the defendants continue to assert certain defenses, and are seeking a reexamination by the Patent and Trademark Office of the claims in suit. A reexamination could significantly narrow or invalidate our patents in suit, or narrow or preclude damages recoverable by us in this action. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.
     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ASI. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “‘677 Patent”), and seeks monetary damages against both Shinko and ASI in an amount to be determined. The suit alleges infringement of the ‘677 Patent by elements of identified Shinko products and of ASI’s Over-head Shuttle and Over-head Hoist Transport products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to a mutual defense of the claims.

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
13. SUBSEQUENT EVENTS
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

Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports is a default. Nonetheless, in conjunction with the filing of this report on Form 10-Q we also intend to file with the SEC our report on Form 10-K for the fiscal year ended March 31, 2006. Upon completion of those filings, we intend to deliver to the trustee copies of the reports on Forms 10-K and 10-Q, and that delivery will cure any purported defaults under the indenture and asserted by the trustee in its letter referenced above.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Risk Factors.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as filed in our Annual Report Form 10-K for the year ended March 31, 2006. Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications did not have an effect on the prior period’s net loss.
     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “ATI” and “Asyst” refer to Asyst Technologies, Inc. and its subsidiaries.
Our Past Stock Option Grant Practices, and Need to Restate our Financial Statements
     We delayed the filing of our Form 10-K for the fiscal year ended March 31, 2006 and this Form 10-Q, pending completion of a previously announced independent investigation into our past stock option grant practices, being conducted by a Special Committee of our Board of Directors. Due to this delay and review, we have experienced substantial additional risks and costs.
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
     Specifically, the Special Committee determined that (1) there was an insufficient basis to rely on the Company’s process and relating documentation to support recorded measurement dates used to account for most stock options granted primarily during calendar years 1998 through 2003, (2) the Company had numerous grants made by means of unanimous written consents signed by Board or Compensation Committee members wherein all the signatures of the members were not received on the grant date specified in the consents, and (3) the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date.
     The Special Committee also found that, during the period from April 2002 through February 2004, the Company set the grant date and exercise price of rank and file employee option grants for new hires and promotions at the lowest price of the first five business days of the month following the month of their hire or promotion. However, the net impact of this practice was an aggregate charge of less than $400,000.

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
     The Special Committee found no evidence that any incorrect measurement dates was the result of fraud. The Special Committee concluded that the errors in measurement dates it reviewed resulted primarily from a combination of unintentional errors, lack of attention to timely paperwork, and lack of internal control over aspects of equity plan administration (including lack of oversight in applying the accounting rule described above in connection with determining measurement dates) during the period in which the errors occurred
     Based on results of the Special Committee’s investigation, the Company recorded stock-based compensation charges, and additional payroll taxes with respect to its employee stock option grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to the fiscal years ended March 31, 2005 and 2004, the Company deemed it appropriate to record the charges in the relevant periods. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million or $0.00 per share in fiscal 2005 and a net benefit of $0.8 million $(0.02) per share in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004. At March 31, 2006, the remaining unamortized deferred stock-based compensation charge resulting from the investigation was approximately $82,000.
     In view of its history of operating losses, the Company has maintained a full valuation allowance on its US deferred tax assets since fiscal 2003. As a result, there is no material income tax impact relating to the stock-based compensation and payroll tax expenses recorded by the Company resulting from the investigation of the Special Committee during the three months ended June 30, 2006 and 2005. Additionally, there was no material impact of Section 409A and Section 162(m) limitations on deduction of executive stock compensation for the three months ended June 30, 2006 and 2005.
     As a result of the findings described above, our restated condensed consolidated financial statements reflect an increase in net loss of approximately $107,000 for the three months ended June 30, 2005, consisting of noncash adjustments to stock-based compensation expense resulting from the stock option grant and exercise practices discussed above, together with payroll tax impact.
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

In July 2006, we acquired an additional 44.1 percent of ASI from the minority shareholder Shinko for approximately $102 million. With this transaction we have increased our holdings to 95.1 percent.
     We have two reportable segments:
     The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems for semiconductor and flat panel display manufacturers.
     The Fab Automation segment includes interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software and service products.
     For the remainder of fiscal 2007, we believe critical success factors include product quality and performance, customer relationships, and demand. Demand for our products can change significantly from period to period as a result of numerous factors, including but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for three month period ended June 30, 2006 may not be indicative of future operating results.
     The discussion of our financial condition and results of operations that follows is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
     Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2006 filed on October 13, 2006, that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2006. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2006, and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of June 30, 2006, together with a summary of these material weaknesses and the status of our remediation efforts.
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
     Management believes that, other than the adoption of SFAS No. 123(R), there have been no significant changes during the three month period ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Stock-Based Compensation
Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R) — Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on historical data.
Prior to April 1, 2006, we accounted for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally three or four years.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 6 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Results of Operations
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated totals for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,
	2006		2005
			(as restated)
AMHS:
Net sales	$66,256	100.0%	$77,377	100.0%
Cost of Sales	46,556	70.3%	57,097	73.8%

Gross Profit	$19,700	29.7%	$20,280	26.2%

Income from operations	$8,144	12.3%	$7,828	10.1%

Fab Automation Products:
Net sales	$50,725	100.0%	$40,074	100.0%
Cost of Sales	29,369	57.9%	26,646	66.5%

Gross Profit	$21,356	42.1%	$13,428	33.5%

Loss from operations	$(2,213)	(4.4)%	$(5,458)	(13.7)%

Consolidated:
Net sales	$116,981	100.0%	$117,451	100.0%
Cost of Sales	75,925	64.9%	83,743	71.3%

Gross Profit	$41,056	35.1%	$33,708	28.7%

Income from operations	$5,931	5.1%	$2,370	2.0%

     The following table details segment information expressed as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2006	2005
		(as restated)
AMHS:
Net sales	56.7%	65.9%
Cost of Sales	39.8%	48.6%
Gross Profit	16.9%	17.3%
Income from operations	7.0%	6.7%

Fab Automation Products:
Net sales	43.3%	34.1%
Cost of Sales	25.1%	22.7%
Gross Profit	18.2%	11.4%
Loss from operations	(1.9)%	(4.7)%

Consolidated:
Net sales	100.0%	100.0%
Cost of Sales	64.9%	71.3%
Gross Profit	35.1%	28.7%
Income from operations	5.1%	2.0%
Net Sales
Consolidated The $0.5 million decrease in consolidated net sales for the three month period ended June 30, 2006, compared to the same period in fiscal 2005, was due to lower volume of 200mm and FPD products sold to semiconductor and flat panel display manufacturers, predominantly in Asia. Selling price erosion was not a primary contributor to the decrease in net sales for the period.

AMHS The $11 million decrease in AMHS sales for the three month period ended June 30, 2006, compared to the same period of the prior year, was due to lower volume of FPD product sales partially offset by higher volume of 300mm product sales to semiconductor manufacturers.
Fab Automation The approximately $11 million increase in Fab Automation sales for the three month period ended June 30, 2006, compared to the same period of the prior year, was primarily due to a increase of approximately $8 million in our 200 mm product lines to OEM’s, together with an increase of approximately $3 million in our CSG product group sales.
Comparison of Expenses, Gross Margin, Interest & Other, and Income Taxes
The following table sets forth the major components of our condensed consolidated statement of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	June 30,
	2006	2005
		(as restated)
NET SALES	100.0%	100.0%
COST OF SALES	64.9%	71.3%

Gross profit	35.1%	28.7%

OPERATING EXPENSES:
Research and development	7.3%	6.0%
Selling, general and administrative	18.4%	16.4%
Amortization of acquired intangible assets	2.8%	4.2%
Restructuring and other charges	1.5%	0.1%

Total operating expenses	30.0%	26.7%

Income from operations	5.1%	2.0%

INTEREST AND OTHER INCOME, NET:
Interest income	0.6%	0.4%
Interest expense	(1.4)%	(1.4)%
Other income, net	0.7%	0.5%

Interest and other expense, net	(0.1)%	(0.5)%

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	5.0%	1.5%

PROVISION FOR INCOME TAXES	(3.7)%	(2.6)%
MINORITY INTEREST	(1.8)%	(2.0)%

NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.5)%	(3.1)%
Cumulative effect of change in accounting principle	0.0%	0.0%
NET LOSS	(0.5)%	(3.1)%

     Gross Profit
     We continued to reduce our product and manufacturing costs across all product areas. These cost reductions contributed the gross profit increase of $7 million for the three-month period ended June 30, 2006 as compared to the same period of the prior year. The gross margin percentage increased by 6 percent during the three-month period compared with the same period of the prior year.
     The Fab Automation Products gross profit increased by $8 million for the three-month period ended June 30, 2006 as compared to the same period of the prior year, and this was primarily due to the increase in 200mm, Auto-ID systems, and Service sales volume combined with cost reductions. The Fab Automation Products gross margin increased by 9 percent during the three-month period compared with the same period of the prior year.

     The AMHS gross profit decreased by $1 million during the three-month period ended June 30, 2006 compared with the same period of the prior year primarily due to lower sales volume. The AMHS gross margin increased by 4 percent during the period ended June 30, 2006 compared with the same period of the prior year. The AMHS gross margin improvement was primarily due to cost reductions.
     Research and Development

	Three Months Ended June 30,
(in thousands, except percentage)	2006	2005	Change
		(as restated)
Research and development	$8,587	$7,102	$1,485

Percentage of total net sales	7.3%	6.0%

     The research and development expense increase during the three month period ended June 30, 2006 of $1.5 million, compared to the corresponding period ended June 30, 2005 was primarily attributed to an increase in payroll related expense of $0.7 million, which was due to a higher headcount and an increase in performance bonus expense of $0.8 million.
     Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that management believes are necessary for enhancements to our current products and for developing new products and product lines.
     Selling, General and Administrative

	Three Months Ended June 30,
(in thousands, except percentage)	2006	2005	Change
		(as restated)

Selling, general and administrative	$21,402	$19,225	$2,177

Percentage of total net sales	18.4%	16.4%

     The increase in selling, general and administrative expenses for the three month period ended June 30, 2006, compared with the same period of fiscal 2006, was attributed to increases in payroll costs of $1.4 million, performance bonuses of $1.6 million, consulting of $0.9 million and outside services of $0.7 million, offset with a decrease in bad debts charges of $2.5 million.
     Amortization of Acquired Intangible Assets

	Three Months Ended June 30,
(in thousands, except percentage)	2006	2005	Change
Amortization of acquired intangible assets	$3,324	$4,918	$(1,594)

Percentage of total net sales	2.8%	4.2%

     The decrease in amortization expense for the three-month period ended June 30, 2006, compared with the corresponding period in the prior year, was due to some of our intangible assets being fully amortized in prior periods.
     Restructuring Charges

	Three Months Ended June 30,
(in thousands, except percentage)	2006	2005	Change
Restructuring charges	$1,812	$93	$1,719

Percentage of total net sales	1.5%	0.1%

      We incurred restructuring charges (“FY07 Plan”) of $1.8 million for the three-month period ended June 30, 2006 consisting of charges for future lease commitments for excess facilities, net of expected sublease income, of $1.4 million, moving expenses of $0.2 million and impairment of leasehold improvements in the vacated property of $0.2 million.
     The following table summarizes the activity in our restructuring accrual during the three-month period ended June 30, 2006 (in thousands):

Excess Facilities
Balance, March 31, 2006	$105
Additional accruals	1,812
Non-cash utilization	(25)
Amounts paid in cash	(533)

Balance, June 30, 2006	$1,359

     The outstanding accrual balance of $1.4 million at June 30, 2006 consists primarily of future lease obligations on vacated facilities, which will be paid over the next six quarters. All remaining accrual balances are expected to be settled in cash.
     Interest and Other Income, Net

	Three Months Ended June 30,
(in thousands)	2006	2005	Change
Interest income	$737	$523	$214

Interest expense	$(1,628)	$(1,599)	$(29)

Other income, net	$786	$517	$269

     Interest income for the three-month period ended June 30, 2006 was higher than the comparable period in fiscal year 2006 due to the increase in short-term interest rates.
     Other income, net was higher due to foreign currency exchange expenses for the three-month period ended June 30, 2006 as compared to the same period in fiscal year 2005.
Income Taxes

	Three Months Ended June 30,
(in thousands, except percentage)	2006	2005	Change
Provision for income taxes	$(4,322)	$(3,101)	$(1,221)

Percentage of total net sales	(3.7)%	(2.6)%

     Income tax provision for the three-month period ended June 30, 2006 was $4.3 million which included a tax benefit of $1.1 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.5 million tax provision recorded by ASI and a tax provision of $0.9 million recorded primarily by other international subsidiaries. Income tax provision for the three-month period ended June 30, 2005 was $3.1 million which included a tax benefit of $1.6 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.3 million tax provision recorded by ASI and a tax provision of $0.4 million recorded primarily by other international subsidiaries.
     Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, bank borrowings, long-term debt and cash generated from operations.

     As of June 30, 2006, we had approximately $98 million in cash and cash equivalents, $8 million in short-term investments, $152 million in working capital and $87 million in long-term debt and capital leases.
     The table below, for the periods indicated, provides selected condensed consolidated cash flow information (in thousands):

	Three Months Ended June 30,
	2006	2005
Net cash used in operating activities	$(14,043)	$(27,201)
Net cash provided by investing activities	$5,849	$6,223
Net cash provided by financing activities	$11,130	$33,528
     Cash Flows from Operating Activities
     Net cash used in operating activities in the first quarter of fiscal year 2007 was $14 million consisting of (in millions):

Net loss	$(0.5)
Depreciation and amortization	5.5
Minority interest in net income of consolidated subsidiaries	2.1
Stock-based compensation expense	1.4
Deferred taxes, net	(1.0)
Non-cash charges	(0.6)
Increase in accounts receivable	(12.1)
Increase in inventories	(9.5)
Decrease in prepaid expenses and other assets	1.4
Increase in accounts payable, accrued liabilities and deferred margin	(0.7)

Net cash used in operating activities	$(14.0)

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
     For the three-month period ended June 30, 2006, the DSO increased to 120 days compared with 113 days for the three month period ended March 31, 2006. The increase in the DSO was due to extended payment terms for several large AMHS projects that were recognized under the percentage-of-completion method during the three-month period ended June 30, 2006. The unbilled receivables increased at June 30, 2006 compared to March 31, 2006 due to several customer projects that, in accordance with their billing schedule were not invoiced during the current quarter. Our annualized inventory turns were 7.9 times for the three-month period ended June 30, 2006 compared to 8.3 times for the three-month period ended March 31, 2006. The decrease in inventory turns is attributable to the increase in inventory for the three-month period ended June 30, 2006.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collection of accounts receivable, timing of payments, and inventory levels.
     Cash Flows from Investing Activities
     Net cash provided by investing activities was $5.8 million for the three-month period ended June 30, 2006, due to $7.0 million received from the sales or maturities of short-term investments partially offset by $1.2 million used for the purchase of property and equipment.
     Net cash provided by investing activities was $6.2 million for the three-month period ended June 30, 2005, due to $23.4 million received from the sales or maturities of short-term investments partially offset by $16.4 million in purchases of short-term investments and $0.8 million used for the purchase of property and equipment.

     Cash Flows from Financing Activities
     Net cash provided by financing activities was $11.1 million for the three-month period ended June 30, 2006, due to $91.5 million in proceeds from the ASI line of credit, partially offset by $80.6 million in pay downs against borrowings.
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
     Notice of Default Relating to Convertible Subordinated Notes
     Asyst received a letter dated August 16, 2006, Asyst received a letter from U.S. Bank National Association, as trustee under the Indenture related to Asyst’s 5 3/4% Convertible Subordinated Notes due 2008, which asserts that Asyst is in default under the Indenture because of the delays in filing with the SEC its Form 10-K for the fiscal year ended March 31, 2006 and Form 10-Q for the fiscal quarter ended June 30, 2006.
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
     Other Debt Financing Arrangements
     At June 30, 2006, we had a two-year revolving line of credit with a commercial bank, with a then-current maturity date of July 31, 2007. We amended the line of credit during the first and third quarters of fiscal year 2006. As amended, the maximum borrowing available under the line was $40.0 million; however, only $25.0 million of borrowing was available to us as long as ASI maintained $65.0 million of aggregate available borrowing under its lines of credit in Japan. The line of credit required compliance with certain financial covenants, including a quarterly net income/loss target, calculated on an after-tax basis (excluding depreciation, amortization and other non-cash items), and a requirement that we maintain during the term of the line of credit a minimum cash and cash equivalents balance of $40.0 million held in the U.S., at least $20.0 million of which had to be maintained with the bank. The specific amount of borrowing available under the line of credit at any time, however, could have changed based on the amount of letters of credit the amount of aggregate borrowing by ASI and the cash balance held at the bank. As of June 30, 2006, there was no amount outstanding under the line of credit, but the maximum borrowing had been reduced by $0.8 million with the issuance of a letter of credit during November 2005. We were in compliance with all financial covenants and had available $29.7 million as of March 31, 2006. This line of credit was terminated in July 2006.
     At June 30, 2006, ASI had revolving lines of credit with five Japanese banks. These lines allow aggregate borrowing of up to 7 billion Japanese Yen, or approximately $60.0 million at the exchange rate as of June 30, 2006. As of June 30, 2006, ASI had outstanding borrowings of 1.25 billion Japanese Yen, or approximately $10.7 million at the exchange rate as of June 30, 2006, which is recorded in short-term debt.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.06 percent at June 30, 2006 plus margins of 0.80 to 1.25 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.

     ASI was in compliance with these covenants at June 30, 2006. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiry dates to June 30, 2007, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.
     Our Japanese subsidiary, AJI, has terms loans outstanding with one Japanese bank. These loans are repayable monthly or quarterly through various dates ranging from March 2007 through May 2008. The loans carry annual interest rates between 1.4 to 2.3 percent and substantially all of these loans are guaranteed by Asyst Technologies, Inc. in the United States. As of June 30, 2006, AJI had outstanding borrowings of 0.2 billion Japanese Yen or approximately $1.2 million, at exchange rates as of June 30, 2006, that are recorded as long-term debt. At June 30, 2006, AJI had approximately $2.1 million of borrowings, secured by accounts receivable balance, that are recorded as short-term debt.
Acquisition and Related Debt Financing Facility
     On June 22, 2006, Asyst established a $115 million, three-year, senior secured revolving credit and term loan facility. The credit facility was arranged by Banc of America Securities LLC. Bank of America, N.A. will serve as administrative agent. A syndicate of lenders and financial institutions, including Comerica, Development Bank of Japan, Key Bank, and Union Bank of California, is participating in the facility with Bank of America. Asyst has the ability to borrow US Dollars or Japanese Yen under the facility. The facility carries a variable interest rate that is currently approximately 3.0% on Yen-based balances. The Company also anticipates amortizing approximately $3.2 million of financing costs over the life of the facility. On July 14, 2006, $86.3 million of this credit facility, plus an additional $20.0 million from AJI were used to finance the purchase of ASI shares .
     On July 14, 2006, Asyst and AJI purchased from Shinko shares of ASI representing an additional 44.1% of outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1%. As of the that date, we borrowed an aggregate amount of approximately $81.5 million under the senior credit facility to fund the purchase of shares reported above and for general working capital purposes, and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership.
     At any time prior to the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9% of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$11.3 million at the July 14 exchange rate).
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $385.7 million and have incurred losses during the last five fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $106.4 million at June 30, 2006. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.
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
     As a result of the late filing on October 13, 2006 of this report and the Form 10-K for the fiscal year 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we failed to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.
     In addition, the material weaknesses and related matters we discuss in Item 4 of Part I of this report may also have an adverse impact on our ability to obtain future capital from equity or debt.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN No. 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 in 2008. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal year 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We currently do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132(R), “SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of this Statement are effective for an employer with publicly traded equity securities are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are evaluating the impact on our consolidated financial statements of the provisions of SFAS No. 158.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to interest rate and foreign currency risks since March 31, 2006, the end of our preceding fiscal year.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and by policy we limit the amount of credit exposure to any one issuer. As stated in our investment policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities, like all fixed income instruments, carry a degree of interest rate risk. Fixed rate securities have their fair market value adversely affected due to rise in interest rates. As a result of the relatively short duration of our portfolio, an immediate hypothetical parallel shift to the yield curve of plus 50 basis points (“BPS”), and 100 BPS would result in a reduction of 0.13 percent and 0.25 percent, respectively, in the market value of our investment portfolio as of June 30, 2006. We also have the ability to keep our fixed income investments fairly liquid. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate by 10.0 percent from the level at June 30, 2006, our operating loss may improve or deteriorate in the range of $0.2 million. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
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
     ITEM 4. CONTROLS AND PROCEDURES
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
     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2006. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2006, which remained outstanding as of June 30, 2006:
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
Special Committee Investigation into Past Option Grants and Practices and Restatement
     In May 2006, certain analysts published reports suggesting that Asyst may have granted stock options in the past with favorable exercise prices compared to stock prices before or after the reported grant dates. In response to such reports, management began an informal review of the Company’s past stock option grant practices. On June 7, 2006, the SEC sent a letter to the Company requesting a voluntary production of documents relating to past option grants. On June 9, 2006, the Company’s Board of Directors appointed a special committee of three independent directors to conduct a formal investigation into past stock option grants and practices. The Special Committee retained independent legal counsel and independent forensic and technical specialists to assist in the investigation.
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
     The Special Committee also found that, during the period from April 2002 through February 2004, the Company set the grant date and exercise price of rank and file employee option grants for new hires and promotions at the lowest price of the first five business days of the month following the month of their hire or promotion. However, the net impact of this practice was an aggregate charge of less than $400,000.
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
     Based on the results of the Special Committee’s investigation, the Company is recording stock compensation charges, and additional payroll taxes with respect to its employee stock options grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to the fiscal years ended March 31, 2005 and 2004, the Company deemed it appropriate to record the charges in the relevant periods. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million or $0.00 per share in fiscal 2005 and a net benefit of $0.8 million or $(0.02) per share in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004. At March 31, 2006, the remaining unamortized deferred stock-based compensation charge resulting from the investigation was approximately $82,000.
Management’s consideration of the restatement
     In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of March 31, 2006, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and control environment, Management also considered the conclusions of the Special Committee, following an extensive review of our past and current stock option grants and practices, that: (a) while the Company used incorrect accounting measurement dates for certain stock option grants, as more fully discussed above, those errors were not a result of fraud and the Special Committee found no evidence raising any concerns about the integrity of current management; and (b) the Company’s option grant practices had improved significantly since February 2004, when the last grant with a measurement date discrepancy was made. These control deficiencies resulted in the need to restate our previously issued financial statements as disclosed in Note 2, “Results of Independent Directors’ Stock Option Investigation,” included in Item 8 of our Form 10-K for the year ended March 31, 2006. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of March 31, 2006 because management determined that as of March 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is remote.
     Specifically, beginning in early calendar year 2004, the Company implemented new policies and processes to provide greater internal controls over the Company’s stock option grant approvals, including
•	consistent practices for the approval of all stock option grants by the Compensation Committee
•	high level of objectivity in determination of pricing of stock option grants made to all employees

•	greater advance review and certification of proposed option grants to ensure proper accounting and compliance with the applicable stock plan terms and conditions
•	consistent use of improved stock option grant approval documentation
•	increased review of Company stock option grant plans and approval processes and documentation by the Company’s counsel (internal and outside)
•	increased review by the Compensation Committee of the Company’s stock option grant practices
•	use of outside consultants to review the Company’s stock option grant practices
•	quarterly internal reconciliations of stock option grant activities
•	use of additional training resources for personnel in areas associated with the stock option granting processes to increase competency levels of the personnel involved
•	greater use of restricted stock awards (as opposed to option grants) as components of the Company’s overall equity incentive and compensation programs
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

Management’s Remediation Initiatives
     The material weaknesses described above also existed at March 31, 2006. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting. We plan to further strengthen our controls over revenue recognition and accrued liabilities and deferred costs with additional hiring and continuous improvements in our training in the application of U.S. generally accepted accounting principles for revenue recognition, accrued liabilities and deferred costs. We plan to further improve the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that have already been introduced by us.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
     Following remand, the Company filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denied defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ‘421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. §271(f). At a case management conference held June 23, 2006, the Court set a trial date of December 1, 2006. In the interim, the defendants continue to assert certain defenses, and are seeking a reexamination by the Patent and Trademark Office of the claims in suit. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.

     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ASI. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “‘677 Patent”), and seeks monetary damages against both Shinko and ASI in an amount to be determined. The suit alleges infringement of the ‘677 Patent by elements of identified Shinko products and of ASI’s Over-head Shuttle and Over-head Hoist Transport products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to a mutual defense of the claims.
     The Company has previously disclosed in press releases that a Special Committee of the Company’s Board of Directors has conducted an independent inquiry into the Company’s prior stock award granting practices and accounting, and that the SEC and the United States Justice Department have initiated related inquires. The Company is cooperating with the SEC and the Department of Justice. Due to the inherent uncertainties involved with such investigations, the Company cannot accurately predict the ultimate outcome of these governmental inquiries.
     In addition, certain of the current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995. Both Actions assert causes of action for breach of fiduciary duty, unjust enrichment, corporate waste, abuse of control, gross mismanagement, accounting, recission and violations of Section 25402 et. seq. of the California Corporations Code. The Federal Action also alleges that certain of the current and former defendant directors and officers breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought. The Company has engaged outside counsel to represent it in the government inquiries and pending lawsuits.
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of June 30, 2006.
ITEM 1A RISK FACTORS
     There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which was filed October 13, 2006.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
2.1 ‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.3	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

4.4	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002

10.42	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: October 13, 2006
	By:	/s/ RICHARD H. JANNEY
Richard H. Janney
Interim Chief Financial Officer

     Signing on behalf of the Registrant as the interim chief financial officer and duly authorized officer.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
2.1 ‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.3	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

4.4	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002

10.42	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document