Form 10-Q
period 2006-09-30
ASYST TECHNOLOGIES INC
filed 2006-11-14
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of November 2, 2006 was 49,006,170.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,466	$94,622
Short-term investments	—	15,304
Accounts receivable, net	161,984	141,453
Inventories	54,123	33,219
Prepaid expenses and other current assets	23,529	26,831

Total current assets	327,102	311,429
Property and equipment, net	24,684	23,108
Goodwill	83,077	58,840
Intangible assets, net	53,843	19,334
Other assets	6,815	2,583

Total assets	$495,521	$415,294

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$23,506	$1,443
Current portion of long-term debt and capital leases	7,221	1,368
Accounts payable	89,182	75,376
Accounts payable-related parties	22,462	13,409
Accrued and other liabilities	81,714	62,902
Deferred margin	7,609	5,335

Total current liabilities	231,694	159,833

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	147,162	87,168
Deferred tax liability	17,742	3,119
Other long-term liabilities	10,381	10,974

Total long-term liabilities	175,285	101,261

COMMITMENTS AND CONTINGENCIES (see Notes 13 and 14)
MINORITY INTEREST	116	66,521

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized shares — 300,000,000
Outstanding shares — 48,977,188 and 48,462,235 shares at September 30, 2006 and March 31, 2006, respectively	477,371	473,422
Deferred stock-based compensation	—	(1,319)
Accumulated deficit	(388,383)	(385,178)
Accumulated other comprehensive income	(562)	754

Total shareholders’ equity	88,426	87,679

Total liabilities, minority interest and shareholders’ equity	$495,521	$415,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
NET SALES	$122,649	$124,595	$239,630	$242,046
COST OF SALES	88,139	81,145	164,063	164,888

Gross profit	34,510	43,450	75,567	77,158

OPERATING EXPENSES:
Research and development	9,402	7,118	17,989	14,220
Selling, general and administrative	20,434	22,226	41,838	41,451
Amortization of acquired intangible assets	5,225	4,714	8,549	9,632
Restructuring and other charges (credits)	(28)	—	1,784	93

Total operating expenses	35,033	34,058	70,160	65,396

Income from operations	(523)	9,392	5,407	11,762

INTEREST AND OTHER EXPENSE, NET:
Interest income	539	569	1,276	1,092
Interest expense	(2,319)	(1,813)	(3,946)	(3,412)
Other income, net	1,010	333	1,796	850

Interest and other expense, net	(770)	(911)	(874)	(1,470)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(1,293)	8,481	4,533	10,292

PROVISION FOR INCOME TAXES	(1,770)	(6,583)	(6,092)	(9,684)
MINORITY INTEREST	338	(3,533)	(1,749)	(5,937)

NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,725)	(1,635)	(3,308)	(5,329)
Cumulative effect of change in accounting principle	—	—	103	—

NET LOSS	$(2,725)	$(1,635)	$(3,205)	$(5,329)

BASIC AND DILUTED NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.06)	$(0.03)	$(0.07)	$(0.11)
Cumulative effect of change in accounting principle	0.00	0.00	(0.00)	0.00

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.03)	$(0.07)	$(0.11)

SHARES USED IN THE PER SHARE CALCULATION — Basic and Diluted	48,854	47,963	48,723	47,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2006	2005
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(3,205)	$(5,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,896	13,259
Allowance for doubtful accounts	(5,546)	4,644
Minority interest in net loss in consolidated subsidiary	1,749	5,937
Loss (gain) on disposal of fixed assets	320	(391)
Stock-based compensation expense	3,153	1,093
Non-cash restructuring charges	188	—
In process research and development	1,519	—
Cumulative effect of change in accounting principle	(103)	—
Amortization of lease incentive payments	(312)	—
Deferred taxes, net	(4,431)	(619)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15,327)	(20,099)
Inventories, net	(17,775)	(469)
Prepaid expenses and other assets	(2,732)	12,324
Accounts payable, accrued and other liabilities and deferred margin	32,044	(19,542)

Net cash provided by (used in) operating activities	2,438	(9,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(116,413)
Sales or maturity of investments	15,300	133,225
Purchase of additional investment in subsidiary	(105,188)	—
Purchases of property and equipment, net	(5,160)	(2,987)

Net cash provided by (used in) investing activities	(95,048)	13,825

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	22,102	21,074
Dividends paid to minority shareholder of ASI	(6,317)	(2,613)
Proceeds from long-term debt	82,340	—
Principal payments on long-term debt and capital leases	(14,812)	(2,245)
Proceeds from issuance of common stock	2,085	626

Net cash provided by financing activities	85,398	16,842

Effect of exchange rate changes on cash and cash equivalents	56	(1,355)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,156)	20,120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94,622	55,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,466	$75,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Asyst Technologies, Inc. and its subsidiaries (“Asyst” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.
     In October 2002, we purchased a 51.0% interest in Asyst Shinko, Inc (“ASI”) with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1% of the outstanding capital stock of ASI, and as a result, now own 95.1% of ASI at September 30, 2006. The Company has an option to purchase, or could be required to purchase, the remaining 4.9% of ASI from the one year anniversary date of this recent acquisition, i.e. July 14, 2007 (for additional information on the acquisition, see Note 6).
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
     The Special Committee’s investigation also identified less frequent errors in other categories, such as grants made to a small number of employees who had not formally commenced their employment as of the grant approval date.
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
     Based on the results of the Special Committee’s investigation, the Company recorded stock-based compensation charges and additional payroll taxes with respect to its employee stock option grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to the fiscal years ended March 31, 2005 and 2004, the Company deemed it appropriate to record the charges in the relevant periods, since recording the cumulative out of period charges in fiscal 2006 would be material to that period. Accordingly, the Company restated the results of fiscal years 2005 and 2004, to record a net charge of approximately $0.2 million, or $0.00 per share, in fiscal 2005 and a net benefit of $0.8 million, or $(0.02) per share, in fiscal 2004. Additionally, the Company recorded a net charge of $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative charges relating to fiscal years prior to fiscal 2004. At March 31, 2006, the remaining unamortized deferred stock-based compensation charge resulting from the investigation was approximately $82,000.
     In view of its history of operating losses, the Company has maintained a full valuation allowance on its US deferred tax assets since fiscal 2003. As a result, there is no material income tax impact relating to the stock-based compensation and payroll tax expenses recorded by the Company resulting from the investigation of the Special Committee during the six months ended September 30, 2006 and 2005. Additionally, there was no material impact of Section 409A and Section 162(m) limitations on deduction of executive stock compensation for the three and six months ended September 30, 2006 and 2005.
     The adjustments as a result of the restatement referenced above, for the three and six months ended September 30, 2005 were as follows (in thousands, except for per share data) :

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

		Three Months Ended
		September 30, 2005
	(as reported)	(adjustments)	(as restated)
NET SALES	$124,595	$—	$124,595
COST OF SALES	81,119	26	81,145

Gross profit	43,476	(26)	43,450

OPERATING EXPENSES:
Research and development	7,084	34	7,118
Selling, general and administrative	22,196	30	22,226
Amortization of acquired intangible assets	4,714	—	4,714
Restructuring charges	—	—	—

Total operating expenses	33,994	64	34,058

INCOME FROM OPERATIONS	9,482	(90)	9,392
INTEREST AND OTHER INCOME, NET
Interest income	569	—	569
Interest expense	(1,813)	—	(1,813)
Other income, net	333	—	333

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	8,571	(90)	8,481
PROVISION FOR INCOME TAXES	(6,583)	—	(6,583)
MINORITY INTEREST	(3,533)	—	(3,533)

NET LOSS	$(1,545)	$(90)	$(1,635)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.00)	$(0.03)

SHARES USED IN THE PER SHARE CALCULATION – Basic and Diluted	47,963	47,963	47,963

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

		Six Months Ended
		September 30, 2005
	(as reported)	(adjustments)	(as restated)
NET SALES	$242,046	$—	$242,046
COST OF SALES	164,836	52	164,888

Gross profit	77,210	(52)	77,158

OPERATING EXPENSES:
Research and development	14,151	69	14,220
Selling, general and administrative	41,375	76	41,451
Amortization of acquired intangible assets	9,632	—	9,632
Restructuring charges	93	—	93

Total operating expenses	65,251	145	65,396

INCOME FROM OPERATIONS	11,959	(197)	11,762
INTEREST AND OTHER INCOME, NET
Interest income	1,092	—	1,092
Interest expense	(3,412)	—	(3,412)
Other income, net	850	—	850

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	10,489	(197)	10,292
PROVISION FOR INCOME TAXES	(9,684)	—	(9,684)
MINORITY INTEREST	(5,937)	—	(5,937)

NET LOSS	$(5,132)	$(197)	$(5,329)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.11)	$(0.00)	$(0.11)

SHARES USED IN THE PER SHARE CALCULATION – Basic and Diluted	47,879	47,879	47,879

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

		Six Months Ended
		September 30, 2005
	as reported	adjustments	as restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,132)	$(197)	$(5,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,259	—	13,259
Allowance for doubtful accounts	4,644	—	4,644
Minority interest in net income in consolidated subsidiary	5,937	—	5,937
Stock-based compensation expense	824	269	1,093
Deferred income tax	(619)	—	(619)
Loss on disposal of fixed assets	(391)	—	(391)
Changes in assets and liabilities:
Accounts receivable	(20,099)	—	(20,099)
Inventories, net	(469)	—	(469)
Prepaid expenses and other assets	12,324	—	12,324
Accounts payable, accrued liabilities and deferred margin	(19,470)	(72)	(19,542)

Net cash used in operating activities	(9,192)	—	(9,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(116,413)	—	(116,413)
Sales or maturity of investments	133,225	—	133,225
Purchase of property and equipment, net	(2,987)	—	(2,987)

Net cash provided by investing activities	13,825	—	13,825

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	21,074		21,074
Principal payments on long-term debt and capital leases	(2,245)	—	(2,245)
Dividends paid to a minority shareholder	(2,613)	—	(2,613)
Proceeds from issuance of common stock	626	—	626

Net cash provided by financing activities	16,842	—	16,842

Effect of exchange rate changes on cash and cash equivalents	(1,355)	—	(1,355)

INCREASE IN CASH AND CASH EQUIVALENTS	20,120	—	20,120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,094	—	55,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,214	$—	$75,214

3. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $388 million, and have incurred net losses during each of the last 5 years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $87.5 million at September 30, 2006. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements through at least September 30, 2007. However, we also expect that ASI will continue to require additional funding to support its working capital requirements over the next several quarters working capital, which may be financed through short-term borrowers or inter-company cash transfers.
     In a letter delivered to us on August 16, 2006, U.S. Bank National Association, as the trustee under the indenture relating to our convertible notes asserted that Asyst is in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee this report on Form 10-K and in filing with the SEC our the Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cures the default within 60 days after receipt of the notice, or if the default were waived by the holders of a majority in aggregate principal amount of the notes outstanding.
     On October 13, 2006 as amended on October 27, 2006, we filed with the SEC our Form 10-K, as amended on October 27, 2006, for the fiscal year ended March 31, 2006, and Form 10-Q for the quarter ended June 30, 2006, and delivered copies of those reports to the trustee, and that delivery cured any purported defaults under the indenture and asserted by the trustee in its letter referenced above. Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports was a default under the indenture.
     As a result of the delay in filing of the Form 10-K, as amended on October 27, 2006, for our fiscal year ended March 31, 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.
     We have a significant amount of outstanding indebtedness that has increased substantially since the beginning of fiscal year 2007:
•	Under a senior secured credit agreement (“Credit Facility”) entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership as discussed below. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due July 13, 2009, provided that Asyst’s outstanding 5¾% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008.

•	We have approximately $86.3 million outstanding under our 5¾% convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are currently redeemable at our option.
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
     On September 27, 2006, Asyst submitted to NASDAQ the supplemental information requested from the Company and filed on October 13, 2006 our Form 10-K, as amended on October 27, 2006, for the fiscal year ended March 31, 2006, and Form 10-Q for the quarter ended June 30, 2006. We received a letter dated October 18, 2006 from the NASDAQ Listing Qualifications Panel indicating that we have demonstrated compliance with all NASDAQ Marketplace Rules necessary for the continued listing of our common stock.
4. SIGNIFICANT ACCOUNTING POLICIES
     Basis of Preparation
     The accompanying consolidated financial statements include the accounts of Asyst and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiaries, Asyst Japan, Inc. (“AJI”) and ASI.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)

Net loss, as reported	$(2,725)	$(1,635)	$(3,205)	$(5,329)
Foreign currency translation adjustments	(2,015)	(1,677)	(1,305)	(3,727)
Change in unrealized gains (losses) on investments	—	30	(11)	78

Comprehensive loss	$(4,740)	$(3,282)	$(4,521)	$(8,978)

     Net Income (Loss) Per Share
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and warrants, using the treasury stock method. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net income (loss) per share are the same as those used for the computation of basic net income (loss) per share as the inclusion of dilutive securities would be anti-dilutive. (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
(in thousands, except per share amounts)
Numerator:
Net loss	$(2,725)	$(1,635)	$(3,205)	$(5,329)

Denominator:

Weighted average common shares outstanding, excluding unvested restricted stock units	48,854	47,963	48,723	47,879

Denominator for basic and diluted calculation	48,854	47,963	48,723	47,879

Net loss per share — basic and diluted	$(0.06)	$(0.03)	$(0.07)	$(0.11)

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	As of September 30,
	2006	2005
Restricted stock awards and stock units	228	541
Stock options	3,810	7,140
Convertible notes	5,682	5,682

	9,720	13,363

     Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Stands Board (“FASB”) issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123(R), Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are in the process of evaluating which transition method to adopt and the potential impact of this new guidance on its results of operation and financial position. Due to the large net operating loss carry-

forward from the prior years which has a full valuation allowance, we currently do not believe that the adoption of this FSP will have a material impact on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 in its quarter ending June 30, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
     In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company currently accounts for the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is 10 to 20 years of service. The Company is required to apply the provisions of EITF 06-2 at the beginning of fiscal year 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The Company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.
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
5. BALANCE SHEET COMPONENTS
     Short-term Investments
     There were no short-term investments at September 30, 2006.
     Short-term investments by security type are as follows (in thousands):

	Cost	Unrealized Losses	Fair Value
March 31, 2006
Auction rate securities	$8,300	$—	$8,300
Corporate debt securities	6,014	(9)	6,005
Federal agency notes	1,000	(1)	999

	$15,314	$(10)	$15,304

     Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	September 30,	March 31,
	2006	2006
Trade receivables	$100,147	$83,008
Trade receivables-related party	4	90
Unbilled receivables	61,324	63,435
Other receivables	6,651	6,788
Less: Allowance for doubtful accounts	(6,142)	(11,868)

Total	$161,984	$141,453

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
     During management’s review of our accounts receivable, based on additional collection of those accounts receivables and applying our calculated base of aging of accounts receivable, as noted above, during the three months ended September 30, 2006, our subsidiary ASI was able to reduce its allowance by $5.0 million. During the three and six-month periods ended September 30, 2006, there were none and $0.2 million, respectively, write-offs of accounts receivable balances which we determined to be uncollectible and for which we had recorded specific reserves in previous periods. We do not record interest on outstanding and overdue accounts receivable.
     All of our unbilled receivables are from ASI. Payments related to these unbilled receivables are expected to be received within one year from September 30, 2006 and as such the balances are classified within current assets on our consolidated balance sheet.
     Other receivables include notes receivable from customers in Japan and Korea in settlement of trade accounts receivable balances.
     We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, the customary local industry practices may differ and prevail in certain counties.
     Our subsidiaries in Japan, AJI and ASI, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three-month periods ended September 30, 2006 and 2005, they sold approximately $6.2 million and $4.8 million, respectively, of accounts receivable without recourse. For the six-month periods ended September 30, 2006 and 2005, they sold approximately $45.8 million and $8.5 million, respectively, of accounts receivable without recourse. As of September 30, 2006, AJI had sold certain trade receivables to these same Japanese banks amounting to approximately $1.8 million, of accounts receivables with recourse.
     Inventories
     Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Raw materials	$17,371	$9,882
Work-in-process	35,735	22,180
Finished goods	1,017	1,157

Total	$54,123	$33,219

     At September 30, 2006 and March 31, 2006, we had a reserve of $12.5 million and $13.3 million, respectively, for estimated excess and obsolete inventory.
     We outsource a majority of our fab automation product manufacturing to Solectron Corporation, (“Solectron”). As part of the arrangement, Solectron purchases inventory on our behalf and we may be obligated to reacquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. Any inventory buyback obligation in excess of our demand forecast is fully accrued resulting in an accrual of $1.2 million and $0.6 million at September 30, 2006 and March 31, 2006, respectively. At September 30, 2006 and March 31, 2006, total inventory held by Solectron was $16.1 million and $13.0 million, respectively. During the three months ended September 30, 2006 and 2005, we repurchased $0.9 million and $4.1 million of this inventory, respectively, that was not used by Solectron in manufacturing our products. During the six months ended September 30, 2006 and 2005, we repurchased $2.6 million and $8.6 million, respectively, of this inventory, that was not used by Solectron in manufacturing our products.
     Goodwill and Intangible Assets, net
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the six-month period ended September 30, 2006 were as follows (in thousands):

	Fab Automation	AMHS	Total
Balances at March 31, 2006	$3,398	$55,442	$58,840
Acquisition of ASI minority interest	—	25,642	25,642
Foreign currency translation	—	(1,405)	(1,405)

Balances at September 30, 2006	$3,398	$79,679	$83,077

      The net goodwill movement includes an additional $54 million of goodwill from the recent acquisition of the 44.1% of ASI and a writeoff of $28 million of the goodwill attributable to the initial goodwill assigned to the 49% of ASI from the initial transaction in October 2002.
     Intangible assets, net
     Intangible assets, net were as follows (in thousands):

		September 30, 2006			March 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$81,195	$49,999	$31,196	$58,289	$44,275	$14,014
Customer base and other intangible assets	53,210	32,120	21,090	31,935	29,419	2,516
Licenses and patents	5,236	3,679	1,557	6,316	3,512	2,804

Total	$139,641	$85,798	$53,843	$96,540	$77,206	$19,334

     Amortization expense was $5.7 million and $4.7 million for the three-month periods ended September 30, 2006 and 2005, respectively. Amortization expense was $9.2 million and $9.6 million for the six-month periods ended September 30, 2006 and 2005, respectively.
     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal year 2007 and subsequent fiscal years, is as follows (in thousands):

Fiscal Year ending March 31,
Remaining portion of 2007	$11,500
2008	16,822
2009	11,580
2010	7,145
2011	5,051
2012 and thereafter	1,745

Total	$53,843

     Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning Balance	$7,383	$12,427	$7,967	$13,509
Accruals	4,685	2,245	9,026	4,955
Settlements	(4,396)	(3,095)	(9,394)	(6,535)
Foreign Currency Translation	89	(203)	162	(555)

Ending Balance	$7,761	$11,374	$7,761	$11,374

     The warranty accrual balance at the end of the period is reflected in accrued and other liabilities.
6. ACQUISITION
     On July 14, 2006, the Company purchased from Shinko shares representing an additional 44.1% of the outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1%. The Company consummated the acquisition to further integrate its Fab Automation and Automated Material Handling Systems (“AMHS”) businesses, allowing it to provide its customers a full range of product offerings.
      The fair value of assets acquired and liabilities assumed were recorded in Asyst Technologies, Inc’s condensed consolidated balance sheet as of July 14, 2006, the effective date of the acquisition, and the results of operations were included in Asyst Technologies, Inc’s condensed consolidated results of operations subsequent to July 14, 2006. We believe the purchase price reasonably reflects the fair value of the business based on estimates of future revenues and earnings.
     At any time as of or after the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9% of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$11.1 million at the September 30, 2006 exchange rate).
      In accordance with EITF 00-4, AJI has accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the remaining 4.9% minority interest, and as a result has accounted for the transaction as an acquisition of Shinko’s entire 49% interest of ASI on July 14, 2006. Accordingly, AJI has recorded a liability, equivalent to the net present value of the JPY 1.3 billion fixed payment for the 4.9% remaining interest and the fixed annual dividend payment of JPY 65 million and will accrete the resulting discount to interest expense over the twelve month period ending on the first potential exercise date. The liability has been classified within “accrued and other liabilities” on the condensed consolidated balance sheet.
     Under business combination accounting, the total purchase price was allocated to the 49% share of ASI’s net tangible and identifiable intangible assets acquired, based on their estimated fair values as of July 14, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. A summary of the transaction is as follows (in thousands):

Purchase Price:
Total Cash Consideration	$102,043
Liability to purchase remaining 4.9% interest plus future fixed dividends	11,480
Transaction costs	5,556

Total Purchase Price	$119,079

Allocation of purchase price to assets acquired and liabilities assumed:
Net tangible assets	$32,560
In-Process Research & Development	1,519
Acquired identifiable intangible assets:
Developed technology	29,008
Backlog	2,940
Customer relationships	16,464
Trademark	2,499
Deferred tax liabilities	(19,414)
Goodwill	53,503

Total Purchase Price	$119,079

Intangible Assets
     In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of ASI. A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. The fair value of intangible assets was based, in part, on a valuation completed by an independent appraiser using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on discount rates of 20% and 24%. We amortize developed technology and trademarks over a period of five years, the customer base over a period of three years, and the backlog over one year, using the straight-line method, with a weighted-average life of 4.4 years.

     The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS No. 141. Goodwill of approximately $54 million arising from the acquisition was recorded in our AMHS segment and is not deductible for tax purposes.
In-Process Research and Development
     We expense in-process research and development (IPR&D) upon acquisition to research and development as it represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. The value assigned to IPR&D of $1.5 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.
      A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an independent analysis of data by a third party appraiser concerning the developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 20% and 24% were applied to developed product technology and IPR&D, respectively.
     Minority interest was approximately $66 million at March 31, 2006, representing the 49.0% minority interest in the fair value of the net assets of ASI at the time of acquisition and proportionate share of net income (loss) and cumulative translation adjustment for the periods subsequent to the acquisition.
      As a result of the acquisition on July 14, 2006, there is no remaining minority interest balance relating to ASI.
     The following table summarizes the estimated fair values of the net tangible assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$13,169
Accounts receivable	56,319
Inventories	21,462
Property plant and equipment	4,706
Other assets	1,935
Deferred tax assets, net	4,414
Accounts payable and other current liabilities	(59,587)
Long-term debt	(6,607)
Pension and other long-term liabilities	(3,251)

Net tangible assets acquired	$32,560

     The following unaudited pro forma financial information presents the combined results of operations of Asyst Technologies, Inc. and ASI as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Asyst Technologies, Inc. that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Asyst Technologies, Inc. Unaudited pro forma results were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$122,649	$124,595	$239,630	$242,046
Pro forma net loss prior to cumulative effect of change in accounting principle	(427)	(750)	(5,090)	(8,229)
Cumulative effect of change in accounting principle	—	—	103	—

Pro forma net loss	$(427)	$(750)	$(4,987)	$(8,229)

Pro forma basic and diluted net loss per share prior to cumulative effect of change in accounting principle	$(0.01)	$(0.02)	$(0.10)	$(0.17)
Cumulative effect of change in accounting principle	0.00	0.00	(0.00)	0.00

Pro forma basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.10)	$(0.17)

Shares used in the per share calculation - Basic and Diluted	48,854	47,963	48,723	47,879

7. STOCK-BASED COMPENSATION
     Effective April 1, 2006, Asyst adopted the provisions of SFAS No. 123(R) — Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on the historical data. Under this transition method, stock-based compensation expense for the three and six months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 was based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R.
     The Company previously accounted for employee stock-based compensation arrangements in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FAS No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years.
     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and value awards using the Black-Scholes option pricing model as of the date at which the non-employees performance is complete. We recognize the fair value of the award as a compensation expense as the non-employees interest in the instrument vests.

     Prior to the adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No 123, as amended by SFAS No. 148 — Accounting for Stock-Based Compensation – Transition and Disclosures.
     The pro-forma information for the three and six months ended September 30, 2005 was as follows (in thousands, except per share amount):

	Three Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(as restated)	(as restated)
Net loss — as reported	$(1,635)	$(5,329)
Add: employee stock-based compensation expense included in reported net loss, net of tax	345	978

Less: total employee stock-based compensation expense determined under fair value, net of tax	(1,702)	(3,602)

As adjusted net loss	$(2,992)	$(7,953)

Basic and diluted net loss per share — as reported	$(0.03)	$(0.11)
Basic and diluted net loss per share — pro forma	$(0.06)	$(0.17)

Shares used in EPS calculation — basic and diluted	47,963	47,879
     Pro forma compensation expense under SFAS No. 123 does not include an upfront estimate of potential forfeitures, but rather recognizes them as they occur and amortizes the compensation expense over the vesting period. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. These computational differences create incomparability between the pro forma stock compensation presented above and stock compensation expense recognized during the period.
     Impact of the adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application (“MPA”) method as provided by SFAS No. 123(R). By using the MPA, the Company did not restate its prior period financial statements. Instead, the Company is applying SFAS No. 123(R) for new options granted after the adoption of SFAS123(R), i.e. April 1, 2006, and any portion of options that were granted after April 1, 1996 and have not vested by April 1, 2006. The effect of recording stock-based compensation for the three and six months ended September 30, 2006 was as follows (in thousands, except per share amount):

	Three Months	Six Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Stock-based compensation expense by category:
Cost of Sales	$107	$233
Research and Development	292	495
Selling , General and Administrative	1,324	2,425

Total stock-based compensation expense	$1,723	$3,153

Stock-based compensation expense by type of award:
Employee stock options	$1,234	$2,036
Employee stock purchase plan	153	246
Restricted stock and restricted stock units	391	957

Amounts capitalized as inventory	(55)	(86)

Total stock-based compensation expense	1,723	3,153
Tax effect on stock-based compensation	—	—

Net stock-based compensation expense	$1,723	$3,153

Effect on EPS
Basic and Diluted	$0.04	$0.06

Shares used in EPS calculation
Basic and Diluted	48,854	48,723

     The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change of $103,000 relating to unvested awards for which an expense had already been recorded, but are not expected to vest, based on an estimated forfeiture rate.
     Valuation Assumptions
     In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s stock. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), the Company used a combination of historical and implied volatility in deriving its expected volatility assumption. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions noted in the table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date:
     Stock Options Plans
     We have four stock option plans, the 1993 Employee Stock Option Plan (“93 Plan”), the 1993 Non-Employee Directors’ Stock Plan, the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are currently granted for six year periods and become exercisable ratably typically over a vesting period of three years or as determined by the Board of Directors.
     The 93 Plan terminated in 2003, and there are no further stock options available for issuance.
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

     Under the amended 2003 Plan, adopted in August 2005, 3,900,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options, incentive stock options and the issuance of restricted stock to employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. Subject to shareholder approval, our Board approved certain amendments to the 2003 Plan as of November 1, 2006, including increasing to 4,900,000 the shares of common stock reserved for issuance under the plan.
     Substantially all of the options granted are generally exercisable pursuant to a three or four year vesting schedule and the term of the options granted is no longer than 10 years.
     The Company has 172,102 shares available for grant as of September 30, 2006 under the 2001 Plan, and 1,413,848 available for grant under the 2003 Plan.
     Employees Stock Purchase Plan
     The Employees Stock Purchase Plan (“ESPP”) allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The term of the ESPP contains consecutive 6-month offering and exercise periods. The shares can be purchased at the lower 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 15% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $ 25,000. We issued 107,656 shares and 126,622 shares during the six months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, approximately 8,829 shares were available for future issuance under the ESPP. Subject to shareholder approval, our Board approved an amendment to the ESPP Plan as of November 1, 2006, to increase by 550,000 the shares of common stock reserved for purchase under the plan.
     Assumptions used in the Black-Scholes valuation model were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock option plans:
Risk-free interest rate	4.70%	4.01%	4.70%	3.58%
Expected term of options (in years)	3.3	4.7	3.3	4.7
Expected volatility	67.0%	88.2%	67.0%	88.2%
Expected dividend yield	0%	0%	0%	0%

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Employees Stock purchase plan:
Risk-free interest rate	4.92%	3.31%	4.92%	3.31%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	51.7%	45.7%	68.3%	45.7%

Expected dividend yield	0%	0%	0%	0%
     Stock Option Plans

     A summary of stock option activity in our stock option plans as of September 30, 2006 and changes during the six months then ended is presented below:

			Weighted-Average
	Total Number	Weighted-Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
Options outstanding as of March 31, 2006	6,876,412	$9.19
Granted	36,000	8.45
Exercised	(291,504)	5.22
Cancelled	(552,402)	7.20

Options outstanding as of September 30, 2006	6,068,506	$9.56	5.24	$5,881,591

Exercisable as of September 30, 2006	4,561,457	$10.67	5.20	$3,578,371

     The weighted-average grant date fair value of options granted during the three month periods ended September 30, 2006 and 2005 was $6.97 and $4.85, respectively. The weighted-average grant date fair value of options granted during the six-month periods ended September 30, 2006 and 2005 was $8.45 and $4.24, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $0.3 million and $25,000, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2005 was $0.75 million and $28,000, respectively. As of September 30, 2006, there was $6.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.
     For the six months ended September 30, 2006 and 2005, cash received from option exercises under all share-based payment arrangements, including ESPP’s, was $2.1 million and $0.7 million, respectively. There was no tax benefit realized from stock option exercises. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows.
     A summary of our restricted stock awards and restricted stock units as of September 30, 2006 and changes during the six months then ended is presented below:
Restricted Stock Awards and Restricted Stock Units
     The following table summarizes the Company’s non-vested restricted stock awards and restricted stock units activity:

	Total Number	Weighted-Average
	of Shares	Grant Date Fair Value
Non-vested as of March 31, 2006	402,874	$5.73
Granted	626,930	—
Vested	(88,740)	11.08
Forfeited or Expired	(88,214)	3.95

Non-vested as of September 30, 2006	852,850	$4.17

     As of September 30, 2006, there was approximately $1.8 million of unrecognized compensation cost relating to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.45 years.
Defined Benefit Pension Plans
     ASI provides a defined benefit pension plan for its employees. We deposit funds for this plan with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation, in each case consistent with the requirements of Japanese law.
     The Company expects to make approximately $2.4 million in benefit payments in fiscal year 2007, including $0.3 million and $0.7 million, respectively paid in the three-month and six-month periods ended September 30, 2006.
8. RESTRUCTURING CHARGES
     The restructuring accrual and related utilization for the three-month periods ended June 30, 2006 and September 30, 2006 were as follows (in thousands):

Excess Facilities
Balance, March 31, 2006	$105
Additional accruals	1,812
Non-cash utilization	(188)
Amounts paid in cash	(533)

Balance, June 30, 2006	1,196
Reduction in accruals	(26)
Amounts paid in cash	(186)

Balance, September 30, 2006	$984

     We incurred restructuring charges (“FY07 Plan”) of $1.8 million for the six-month period ended September 30, 2006 consisting of charges for future lease commitments for excess facilities, net of expected sublease income, of $1.4 million, moving costs of $0.2 million and impairment of leasehold improvements in the vacated property of $0.2 million. We do not expect to receive a benefit to future earnings from the FY07 Plan.
     The outstanding accrual balance of $1.0 million at September 30, 2006 consists of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.2 million, which will be paid over the next six quarters. All remaining accrual balances are expected to be settled in cash.
     The restructuring accrual and related utilization for the three-month periods ended June 30, 2005 and September 30, 2005 were as follows (in thousands):

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

     We incurred restructuring charges of zero and $0.1 million for the three and six month periods ended September 30, 2005, respectively, consisting changes in estimates of future lease commitments.
     The outstanding accrual balance of $0.4 million at September 30, 2005 consists of future lease obligations on vacated facilities which was paid over the subsequent four quarters. All remaining accrual balances were settled in cash.
9. INCOME TAXES

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except percentage)	2006	2005	2006	2005
Provision for income taxes	$(1,770)	$(6,583)	$(6,092)	$(9,684)

     Income tax provision for the three-month period ended September 30, 2006 was approximately $1.8 million which included a tax benefit of $3.1 million from the change in deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.8 million tax provision record by ASI and a tax provision of $0.3 million recorded by other international subsidiaries. The Company’s effective tax rate differs from the US statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the US statutory rate, and US losses not providing current tax benefits.
     We recorded a tax expense of $6.6 million for the quarter ended September 30, 2005, which included a tax benefit of $1.6 million from the change in deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $7.3 million tax provision recorded by ASI and a tax provision of $0.9 million recorded primarily by other international subsidiaries.
     Income tax expense for the six-month period ended September, 2006 was $6.1 million which included a tax benefit of $4.3 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $9.3 million tax provision recorded by ASI and a tax provision of $1.1 million recorded primarily by other international subsidiaries.
     Income tax provision for the six-month period ended September 30, 2005 was $9.7 million which included a tax benefit of $3.2 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $11.6 million tax provision recorded by ASI and a tax provision of $1.3 million recorded primarily by other international subsidiaries.
     In November 2005, the FASB issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123(R), Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are in the process of evaluating which transition method to adopt and the potential impact of this new guidance on its results of operation and financial position. Due to the large net operating loss carry-forward from the prior years which has a full valuation allowance, we expect the tax impact from the newly enacted FAS 123(R) rule to be immaterial.

10. REPORTABLE SEGMENTS
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
     Segment information is summarized as follows (in thousands):

	September 30,	March 31,
	2006	2006
AMHS:
Total Assets	$288,575	$251,477

Fab Automation Products:
Total Assets	$206,946	$163,817

Consolidated:
Total Assets	$495,521	$415,294

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
AMHS:
Net sales	$72,444	$85,402	$138,701	$162,751
Cost of Sales	56,527	56,965	103,083	114,062

Gross Profit	$15,917	$28,437	$35,618	$48,689

Income from operations	$8,459	$13,646	$16,602	$21,446

Fixed assets additions	$2,820	$1,121	$3,669	$1,449

Amortization and Depreciation	$3,234	$4,297	$6,404	$8,607

Fab Automation Products:
Net sales	$50,205	$39,193	$100,929	$79,295
Cost of Sales	31,612	24,180	60,980	50,826

Gross Profit	$18,593	$15,013	$39,949	$28,469

Income (loss) from operations	$(8,982)	$(4,254)	$(11,195)	$(9,684)

Fixed assets additions	$415	$1,077	$1,885	$1,538

Amortization and Depreciation	$3,512	$1,868	$5,349	$3,641

Consolidated:
Net sales	$122,649	$124,595	$239,630	$242,046
Cost of Sales	88,139	81,145	164,063	164,888

Gross Profit	$34,510	$43,450	$75,567	$77,158

Income (loss) from operations	$(523)	$9,392	$5,407	$11,762

Fixed assets additions	$3,235	$2,198	$5,554	$2,987

Amortization and Depreciation	$6,746	$6,165	$11,753	$12,248

     Total operating income is equal to consolidated income from operations for the periods presented. We do not allocate other income (expense), net to individual segments.
     One customer accounted for 20.5 percent and 18.7 percent and another customer accounted for 14.9 percent and 12.1 percent of our nets sales for the three and six months ended September 30, 2006, respectively. No other customer accounted for more than 10.0 percent of our net sales for the three and six months ended September 30, 2006.
11. DEBT
     At September 30, 2006, we had $67.7 million of long-term debt, of which $7.0 million is listed as current portion of long term debt, which is related to our Credit Facility issued by a syndicate of banks in connection with our share purchase agreement of ASI.
     We had an additional $23.5 million and $1.4 million of short-term debt issued by banks in Japan at September 30, 2006 and March 31, 2006, respectively. Approximately $1.8 million and $1.4 million at September 30, 2006 and March 31, 2006, respectively, is owed by our Japanese subsidiary, AJI. The remaining portion, $21.7 million at September 30, 2006, is owed by ASI. As of September 30, 2006 the interest rate on the facilities ranged from 1.0 percent to 2.3 percent. Substantially all of the debt is guaranteed by Asyst in the United States.
     Long-term debt and capital leases consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Convertible subordinated notes	$86,250	$86,250
Long-Term loans	67,701	1,762
Capital leases	432	524

Total long-term debt	154,383	88,536
Less: Current portion of long-term debt and capital leases	(7,221)	(1,368)

Long-term debt and capital leases net of current portion	$147,162	$87,168

     At September 30, 2006, maturities of all long-term debt and capital leases were as follows (in thousands):

Fiscal Year Ending March 31,	Amount
Remaining portion of 2007	$3,063
2008	9,475
2009	96,446
2010	45,395
2011	4
2012 and thereafter	—

$154,383

     Credit Facility
     In June 2006, Asyst entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager, and the other parties to the agreement. The $115 million senior secured credit facility under this agreement consists of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due 3 years after the credit agreement closing date (provided that Asyst’s outstanding 5 3/4% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008). Asyst has the ability to borrow US Dollars or Japanese Yen under the facility. The Company has also capitalized approximately $3.5 million of financing costs and will amortize this balance over the life of the facility. The Company amortized approximately $0.3 million during the three months ended September 30, 2006. On July 14, 2006, $81.5 million of this credit facility, plus an additional $20.0 million from AJI, were used to finance the purchase of an additional 44.1% of the ASI shares (see Note 6). At September 30, 2006, the outstanding balance under this credit facility was $67.7 million.

     Interest on the credit facility is based on the applicable margin plus either (i) LIBOR (or such other indices as may be agreed upon), or (ii) for dollar-denominated loans only, the higher of (a) the Bank of America prime rate, or (b) the Federal Funds rate plus 0.50%. The applicable margin ranges from 1% to 2.75%, depending on various factors set forth in the credit agreement. The agreement also requires a range of commitment, letter of credit and other fees. The interest rate on balances outstanding at September 30, 2006 was 3.15% to 3.25%.
      The $115 million senior secured credit agreement contains financial and other covenants that limit total borrowing available under the senior secured credit facility, based on minimum EBITDA operating performance by the Company. The covenants include a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. At September 30, 2006, the Company was in compliance with these debt covenants.
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
     Convertible Subordinated Notes
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being recorded as other income (expense), net. Debt amortization costs totaled $0.2 million during each of the six-month periods ended September 30, 2006 and 2005.
     In a letter delivered to us on August 16, 2006, U.S. Bank National Association, as the trustee under the indenture relating to our convertible notes, asserted that Asyst was in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee our report on Form 10-K for the year ended March 31, 2006 and our Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cures the default within 60 days after receipt of the notice, or if the default were waived by the holders of a majority in aggregate principal amount of the notes outstanding.
     On October 13, 2006, as amended on October 27, 2006, we filed with the SEC our Form 10-K for the fiscal year ended March 31, 2006, and Form 10-Q for the quarter ended June 30, 2006, and delivered copies of those reports to the trustee, and that delivery cured any purported defaults under the indenture and asserted by the trustee in its letter referenced above. Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports was a default under the indenture.
     Lines of Credit
     At September 30, 2006, ASI had revolving lines of credit with five Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $51.0 million at the exchange rate as of September 30, 2006. As of September 30, 2006, ASI had outstanding borrowings of 2.55 billion Japanese Yen, or approximately $21.7 million at the exchange rate as of September 30, 2006, which is recorded in short-term debt.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.06 percent at September 30, 2006 plus margins of 0.80 to 1.25 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.
     ASI was in compliance with these covenants at September 30, 2006. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiry dates to June 30, 2007, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.
     Our Japanese subsidiary, AJI, has terms loans outstanding with one Japanese bank. These loans are repayable monthly or quarterly through various dates ranging from March 2007 through May 2008. The loans carry annual interest rates between 1.4 to 3.2 percent and substantially all of these loans are guaranteed by Asyst Technologies, Inc.. As of September 30, 2006, AJI had outstanding borrowings of 8 billion Japanese Yen or approximately $67.7 million, at exchange rates as of September 30, 2006. These borrowings are recorded as long-term debt. At September 30, 2006, AJI had approximately $1.8 million of borrowings, secured by accounts receivable balance, that are recorded as short-term debt.
     In conjunction with executing the $115 million senior secured credit facility, Asyst terminated the $40 million revolving bank line of credit that was originally scheduled to expire on July 31, 2007.
12. RELATED PARTY TRANSACTIONS
     ASI has certain transactions with its minority shareholder, Shinko. Our subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At September 30, 2006 and March 31, 2006, respectively, significant balances with Shinko and MECS Korea were (in thousands):

	September 30,	March 31,
	2006	2006
Accounts payable due to Shinko	$22,439	$13,406
Accrued liabilities due to Shinko	$188	$59
Accounts receivable from MECS Korea	$4	$90
Accounts payable due to MECS Korea	$24	$3
Accrued liabilities due to MECS Korea	$47	$81
     In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the three months ended September 30, 2006 and 2005, sales to and purchases from Shinko and MECS Korea were (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Material and service purchases from Shinko	$18,662	$17,388	$31,920	$28,564
Sales to MECS Korea	$4	$105	$32	$228
Purchase from MECS Korea	$24	$—	$24	$—
13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At September 30, 2006, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease
Remaining portion of 2007	$113	$1,998
2008	168	3,440
2009	153	1,879
2010	6	1,440
2011 and thereafter	6	4,186

Total	$446	$12,943

Less: interest	(14)

Present value of minimum lease payments	432
Less: current portion of capital leases	(187)

Capital leases, net of current portion	$245

     Rent expense under our operating leases was approximately $1.0 million and $1.5 million for the three-month periods ended September 30, 2006 and 2005, respectively; and $2.2 million and $3.0 million for the six-month periods ended September 30, 2006 and 2005, respectively.
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
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of September 30, 2006.
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

14. SUBSEQUENT EVENTS
Notice of default relating to Convertible Subordinated Notes
     In a letter delivered to us on August 16, 2006, U.S. Bank National Association, as the trustee under the indenture relating to our convertible notes, asserted that Asyst is in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee this report on Form 10-K and in filing with the SEC our the Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cures the default within 60 days after receipt of the notice, or if the default were waived by the holders of a majority in aggregate principal amount of the notes outstanding.
     On October 13, 2006, we filed with the SEC our Form 10-K, as amended on October 27, 2006 for the fiscal year ended March 31, 2006, and Form 10-Q for the quarter ended June 30, 2006, and delivered copies of those reports to the trustee, and that delivery cured any purported defaults under the indenture and asserted by the trustee in its letter referenced above. Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports was a default under the indenture.
     On October 9, 2006 we announced by press release that the Special Committee of independent board members completed its inquiry related to the Company’s past stock option grants and practices and that, based on the Special Committee’s report and findings, the Company will restate certain previously issued financial statements as a result of the cumulative impact of its historical accounting for stock options (see Note 2).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Risk Factors.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document and in our Annual Report on Form 10-K might not occur. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as filed in our Annual Report Form 10-K, as amended on October 27, 2006 for the year ended March 31, 2006. Certain prior period amounts have been reclassified to conform to current period presentation.
     Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “ATI” and “Asyst” refer to Asyst Technologies, Inc. and its subsidiaries.
     We reported in our Form 10-K for the fiscal year ended March 31, 2006, and filed on October 13, 2006, as amended on October 27, 2006, information relating to the conclusion of our previously announced investigation of past stock option grants and practices by a Special Committee of our Board of Directors, which information is discussed in various sections of the Form 10-K, as amended on October 27, 2006 that are summarized in the Explanatory Note on pages 1 and 2 of that report. As a result of the investigation, the Company restated the results of fiscal years 2005 and 2004, as summarized in Note 2 to the condensed consolidated financial statements.
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
     On October 16, 2002, we established Asyst Shinko, Inc (“ASI”) with Shinko Electric Co. Ltd (“Shinko”). ASI develops, manufactures, sells and supports AMHS with principal operations in Tokyo and Ise, Japan. Under terms of the agreement, we acquired 51% interest, for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire Automated Material Handling Systems (“AMHS”) business, including intellectual property and other assets and its installed customer base and approximately 250 employees, and acquired the remaining 49% interest. We established our majority ownership in ASI to enhance our presence in the 300mm AMHS and flat panel display markets.
     In July 2006, we acquired, through a share purchase agreement (“SPA”), an additional 44.1% of ASI from the minority shareholder Shinko for approximately $102 million plus transaction costs of approximately $5 million. With this transaction we have increased our holdings to 95.1%.
     We have two reportable segments:

     The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems for semiconductor and flat panel display manufacturers.
     The Fab Automation segment includes interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software and service products.
     For the remainder of fiscal 2007, we believe critical success factors include product quality and performance, customer relationships, and demand. Demand for our products can change significantly from period to period as a result of numerous factors, including but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for three and six month periods ended September 30, 2006 may not be indicative of future operating results.
     The discussion of our financial condition and results of operations that follows is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
     Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2006 filed on October 13, 2006, as amended on October 27, 2006 that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2006. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2006, and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of September 30, 2006, together with a summary of these material weaknesses and the status of our remediation efforts.
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
     Management believes there have been no significant changes during the six month period ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
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
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 7 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.
Results of Operations
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
AMHS:
Net sales	$72,444	$85,402	$138,701	$162,751
Cost of sales	56,527	56,965	103,083	114,062

Gross profit	$15,917	$28,437	$35,618	$48,689

Income from operations	$8,459	$13,646	$16,602	$21,446

Fab Automation Products:
Net sales	$50,205	$39,193	$100,929	$79,295
Cost of sales	31,612	24,180	60,980	50,826

Gross profit	$18,593	$15,013	$39,949	$28,469

Income (loss) from operations	$(8,982)	$(4,254)	$(11,195)	$(9,684)

Consolidated:
Net sales	$122,649	$124,595	$239,630	$242,046
Cost of sales	88,139	81,145	164,063	164,888

Gross profit	$34,510	$43,450	$75,567	$77,158

Income (loss) from operations	$(523)	$9,392	$5,407	$11,762

     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
AMHS:
Net sales	59.1%	68.5%	57.9%	67.2%
Cost of sales	46.1%	45.7%	43.0%	47.1%

Gross profit	13.0%	22.8%	14.9%	20.1%

Income from operations	6.9%	11.0%	6.9%	8.9%

Fab Automation Products:
Net sales	40.9%	31.5%	42.1%	32.8%
Cost of sales	25.8%	19.4%	25.4%	21.0%

Gross profit	15.1%	12.1%	16.7%	11.8%

Income (loss) from operations	(7.3)%	(3.5)%	(4.7)%	(4.0)%

Consolidated:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9%	65.1%	68.5%	68.1%

Gross profit	28.1%	34.9%	31.5%	31.9%

Income (loss) from operations	(0.4)%	7.5%	2.2%	4.9%

Net Sales
Consolidated Net sales for the three-month period ended September 30, 2006 was $123 million and was $2 million lower than the corresponding period of the prior year. Net Sales for the six-month period ended September 30, 2006 was $240 million and decreased by $2 million compared with the six-month period of the prior year.
AMHS Net sales for the three-month period ended September 30, 2006 were $72 million and decreased by $13 million compared to the same period of the prior year. This was attributable to a $7 million decrease in 300mm semiconductor volume as well as lower pricing on some customer projects, and a $7 million decrease in FPD volume, partially offset by a $1 million increase in Service volume.
AMHS net sales decreased by $24 million for the six-month period ended September 30, 2006 as compared to the same period of the prior year. The $24 million decrease in AMHS sales was primarily due to a $5 million decrease in 300mm semiconductor volume and lower pricing on some customer projects, a $14 million decrease in FPD sales volume, and a $5 million decrease in Service and other volume.

     Fab Automation Net sales for the three-month period ended September 30, 2006 was $50 million, which represented an $11 million increase compared to the same period in the prior year. The increase was primarily due to higher volume for 200mm and 300mm loadports, Auto-ID systems, Spartan, and Service.
     Fab Automation net sales for the six-month period ended September 30, 2006 increased by $21 million primarily due to an increase in volume for 200mm and 300mm loadports, Spartan, and Service.
Comparison of Expenses, Gross Margin, Interest & Other, and Income Taxes
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
CONSOLIDATED:
NET SALES	100.0%	100.0%	100.0%	100.0%
COST OF SALES	71.9%	65.1%	68.5%	68.1%

Gross profit	28.1%	34.9%	31.5%	31.9%

OPERATING EXPENSES:
Research and development	7.7%	5.7%	7.5%	5.9%
Selling, general and administrative	16.7%	17.9%	17.5%	17.1%
Amortization of acquired intangible assets	4.3%	3.8%	3.6%	4.0%
Restructuring and other charges	0%	0.0%	0.7%	0.0%

Total operating expenses	28.7%	27.4%	29.3%	27.0%

Income from operations	(0.4)%	7.5%	2.2%	4.9%

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	0.4%	0.5%	0.5%	0.5%
Interest expense	(1.9)%	(1.5)%	(1.6)%	(1.4)%
Other income, net	0.8%	0.3%	0.8%	0.3%

Interest and other expense, net	(0.7)%	(0.7)%	(0.3)%	(0.6)%

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(1.1)%	6.8%	1.9%	4.3%

PROVISION FOR INCOME TAXES	(1.4)%	(5.3)%	(2.5)%	(4.0)%
MINORITY INTEREST	0.3%	(2.8)%	(0.7)%	(2.5)%
NET LOSS	(2.2)%	(1.3)%	(1.3)%	(2.2)%

Gross Margin
     Consolidated Gross profit for the three-month period ended September 30, 2006 was $35 million and was $9 million lower than the corresponding period for the prior year. The gross margin for the three-month period ended September 30, 2006 was 28 percent and decreased by 7 percent from the corresponding period of the prior year.
     Gross profit for the six-month period ended September 30, 2006 was $76 million and decreased by $2 million compared with the corresponding period for the prior year. The gross margin for the six-month period ended September 30, 2006 was 32 percent which is no change from the corresponding period of the prior year.

AMHS The AMHS gross profit for the three-month period ended September 30, 2006 was $16 million and decreased by $13 million compared with the same period of the prior year due to the decrease in 300mm semiconductor and FPD volume, fewer completed projects (which in the prior year contributed a higher gross margin), and lower pricing on some customer projects. The AMHS gross margin was 22 percent during the three-month period ended September 30, 2006 and decreased by 11 percent compared with the same period of the prior year. The AMHS gross margin decreased by 10 percent primarily due to fewer completed projects and lower pricing on some customer projects.
     The AMHS gross profit for the six-month period ended September 30, 2006 was $36 million and decreased by $13 million compared with the same period of the prior year due to the decrease in 300mm semiconductor and FPD volume, fewer completed projects (which in the prior year contributed a higher gross margin), and lower pricing on some customer projects. The AMHS gross margin was 26 percent during the six-month period ended September 30, 2006 and decreased by 4 percent compared with the same period of the prior year. The AMHS gross margin decreased by 5 percent primarily due to fewer completed projects and lower pricing on some customer projects.
Fab Automation The Fab Automation gross profit was $19 million for the three-month period ended September 30, 2006 and increased by $4 million compared with the same period of the prior year due to the increase in volume for 200mm and 300mm loadports, Auto-ID systems, Spartan, and Service. The Fab Automation gross margin was 37 percent for the three-month period ended September 30, 2006 and increased by 1 percent as compared with the same period of the prior year primarily due to product cost reductions and favorable mix.
     The Fab Automation gross profit was $40 million for the six-month period ended September 30, 2006 and increased by $11 million compared with the same period of the prior year due to the increase in volume for 200mm and 300mm loadports, Auto-ID systems, Spartan, and Service. The Fab Automation gross margin was 40 percent for the six-month period ended September 30, 2006 and increased by 4 percent as compared with the same period of the prior year primarily due to product cost reductions and favorable mix.
Research and Development

		Three Months Ended			Six Months Ended
(in thousands, except percentage)		September 30,			September 30,
	2006	2005	Change	2006	2005	Change
		(as restated)			(as restated)
Research and development	$9,402	$7,118	$2,284	$17,989	$14,220	$3,769

Percentage of total net sales	7.7%	5.7%		7.5%	5.9%

     The research and development expense increase of $2.3 million for the three-month period ended September 30, 2006 and compared to the same period in fiscal 2006, was primarily due to a $1.5 million charge for in-process research and development as part of our acquisition, a $2.6 million increase in payroll, bonus, and stock compensation expenses, partially offset by a decrease in prototype development material of $1.7 million.
     For the six-month period ended September 30, 2006, compared to the same period in fiscal 2006, research and development expenses increased by $3.8 million, primarily due to a $4.4 million increase in payroll, bonus, and stock compensation expenses, a $1.5 million charge for in-process research and development as part of our acquisition, partially offset by a decrease in prototype development material of $1.8 million.
     Our research and development expenses vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that management believes are necessary for enhancements to our current products and for developing new products and product lines.
Selling, General and Administrative

		Three Months Ended			Six Months Ended
(in thousands, except percentage)		September 30,			September 30,
	2006	2005	Change	2006	2005	Change
		(as restated)			(as restated)
Selling, general and administrative	$20,434	$22,226	$(1,792)	$41,838	$41,451	$387

Percentage of total net sales	16.7%	17.9%		17.5%	17.1%

     The decrease in selling, general and administrative expenses for the three month period ended September 30, 2006, compared with the same period of fiscal 2006, was primarily due to $5.2 million decrease in the provision for bad debt, a $0.7 million decrease in facility and depreciation expenses, partially offset by a $3.6 million increase in payroll related, bonus, and stock compensation expense, and an increase of approximately $3.1 million in legal and accounting fees associated with our investigation, assessment, and reviews related to prior period stock option grants.
     The increase of $0.4 million in selling, general, and administrative expenses for the six-month period ended September 30, 2006, compared with the same period of fiscal 2006 was primarily due to a $5.6 million decrease in the provision for bad debt, a $1.0 million decrease in facility expenses, partially offset by a $6.8 million increase in payroll related, bonus, and stock compensation expense, an increase of approximately $3.4 million in legal and accounting fees associated with our investigation, assessment, and reviews related to prior period stock option grants.
Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
(in thousands, except percentage)	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Amortization of acquired intangible assets	$5,225	$4,714	$511	$8,549	$9,632	$(1,083)

Percentage of total net sales	4.3%	3.8%		3.6%	4.0%

     The increase in amortization expense for the three month period ended September 30, 2006 compared with the corresponding period in the prior fiscal year was due to the additional intangibles as part of our acquisition of an additional 44.1% interest in ASI in July 2006 as well as to exchange rate fluctuations as the majority of our intangible assets are denominated in Japanese Yen. The decrease in the amortization expense for the six month period ended September 30, 2006 compared with the corresponding period in the prior fiscal period was attributable to the previously acquired intangibles being fully amortized during the period.
Restructuring Charges (credits)
     The following table summarizes, only the activities in our restructuring accrual during the three and six-month periods ended September 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
(in thousands, except percentage)	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Restructuring charges (credits)	$(26)	$—	$(26)	$1,786	$93	$1,693

Percentage of total net sales	0.0%	0.0%		0.7%	0.0%

     We incurred restructuring charges of $1.8 million during the six-month period ended September 30, 2006 and a credit of $26,000 during the three-month period ended September 30, 2006 related to excess facility charges in connection with our corporate office relocation. We do not expect to receive a benefit to future earnings from the FY07 Plan.
     The outstanding accrual amount at September 30, 2006, as noted in the table below consists of future lease obligations on vacated facilities in excess of estimated future sublease proceeds which will be paid over the next six quarters. All remaining accrual balances are expected to be settled in cash.

(in thousands):	Excess Facilities
Balance, March 31, 2006	$105
Additional accruals	1,812
Non-cash utilization	(188)
Amounts paid in cash	(533)

Balance, June 30, 2006	1,196
Reduction in accruals	(26)
Amounts paid in cash	(186)

Balance, September 30, 2006	$984

Interest Income, Interest Expense and Other Income, Net

		Three Months Ended			Six Months Ended
(in thousands)		September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Interest income	$539	$569	$(30)	$1,276	$1,092	$184

Interest expense	$(2,319)	$(1,813)	$(506)	$(3,946)	$(3,412)	$(534)

Other income, net	$1,010	$333	$677	$1,796	$850	$946

     Interest income for the three and six-month periods ended September 30, 2006 was flat with comparable periods in fiscal 2006 due to slightly higher average interest rates on lower cash and investment balances.
     Interest expense was higher primarily due to a higher loan balances on our outstanding debt balances for the three and six-month periods ended September 30, 2006 as compared to the same periods of fiscal 2006.
     Other income, net was higher due to a increase in royalty income related to the achievement of certain milestones from our royalty partner on our licensed products for the three and six month periods ended September 30, 2006 as compared to the same periods of fiscal 2006.
Income Taxes

	Three Months Ended			Six Months Ended
(in thousands, except percentage)		September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$1,770	$6,583	$(4,813)	$6,092	$9,684	$(3,592)

Percentage of total net sales	(1.4)%	(5.3)%		(2.5)%	(4.0)%

     Income tax provision for the three-month period ended September 30, 2006 was $1.8 million which included a tax benefit of $3.1 million from the change in deferred tax liabilities recorded in connection with the ASI minority interest acquisition in July 2006, offset by a $4.8 million tax provision recorded by ASI and a tax provision of $0.3 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the US statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the US statutory rate, and US losses not providing current tax benefits.
     We recorded a tax expense of $6.6 million for the three-month period ended September 30, 2005, which included a tax benefit of $1.6 million from the change in deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $7.3 million tax provision recorded by ASI and a tax provision of $0.9 million recorded primarily by other international subsidiaries.
     In November 2005, FASB issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123(R), Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are in the process of evaluating which transition method to adopt and the potential impact of this new guidance on its results of operation and financial position. Due to the large net operating loss carry-forward from the prior years which has a full valuation allowance, we do not expect the tax impact from the adoption of SFAS No. 123(R) rule to be significant.

Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations. See also Risk Factor — “We face additional risks and costs as a result of the delayed filing of our SEC reports described below and the time, cost and outcome of our Special Committee investigation into past stock option grants and practices” — for additional information on our ability to raise funds, in Part II, Item 1A of this report.
     As of September 30, 2006, we had approximately $87.5 million in cash, cash equivalents and short-term investments, $95.4 million in working capital and $147.2 million in long-term debt and capital leases, net of current portion.
     The tables below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Six Months Ended
	September 30,
	2006	2005
		(as restated)
Net cash provided by (used in) operating activities	$2.4	$(9.2)
Net cash provided by (used in) investing activities	$(95.0)	$13.8
Net cash provided by financing activities	$85.4	$16.8
Cash Flows from Operating Activities

Net loss	$(3.2)
Depreciation and amortization	12.9
Minority interest in net income of consolidated subsidiary	1.7
Stock-based compensation	3.2
Deferred taxes, net	(4.4)
Non-cash charges	(4.0)
Increase in accounts receivable	(15.4)
Increase in inventories	(17.8)
Decrease in prepaid expenses and other assets	(2.7)
Increase in accounts payable, accrued liabilities and deferred margin	32.1

Net cash provided by operating activities	$2.4

     During the six-month period ended September 30, 2006, the large changes in inventory and corresponding changes in accounts payable are a result of early stage ramp up of projects at our subsidiary ASI.
     Net cash of $9.2 million was used in funding our operating activities for the six-month period ended September 30, 2005, primarily due to a net loss of $5.3 million and $23.1 million increase in working capital, which is comprised of a $15.5 million increase in accounts receivable, a decrease of $19.5 million in accounts payable, accrued and other liabilities and deferred margin, offset by a $12.3 million reduction in prepaid and other assets and various non-cash charges of $19.0 million, including depreciation and amortization and minority interest.
     As sales volume have increased at ASI, our overall days sales outstanding (“DSO”) has increased to 120 days at September 30, 2006 from 114 days at March 31, 2006 and 141 days at September 30, 2005. This increase is due in large part to payment terms extended by ASI, as part of normal business in Japan. Unbilled receivables grew due to the increase in revenues recognized by ASI under the percentage-of-completion method.
     Our inventory turns were 7.5 times on an annualized basis for the six-month period ended September 30, 2006, compared to 8.5 times for the same period of fiscal 2006, due to decreased sales volume, but partially offset by improved efficiencies from our outsourced manufacturing program with Solectron.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments, and inventory levels.

Cash Flows from Investing Activities
     Net cash used in investing activities was $95.0 million for the six-month period ended September 30, 2006, due to $105.2 million for additional investment in subsidiary, $15.3 million in net sales of short-term investments and $5.2 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
     Net cash of $13.8 million provided by investing activities for the six-month period ended September 30, 2005 was primarily a result of investment activities in the amount of $16.8 million related to auction rate securities and other investments, $3.0 million in purchases of property and equipment, partially offset with net cash of $1.9 million from release of restricted cash and cash equivalents.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $85.4 million for the six-month period ended September 30, 2006, due to $142.1 million in proceeds from the ASI line of credit, partially offset by $120.0 million in payments to the line of credit and $2.1 million in proceeds from the issuance of common stock under our employee stock programs, net proceeds from borrowings of $67.5 million and dividends of $6.3 million.
     Net cash provided by financing activities was $16.8 million for the six-month period ended September 30, 2005, including total line of credit proceeds of $310.6 million from the ASI line of credit, partially offset by $289.5 million in payments to the line of credit, by $2.2 million of loan repayments in the first half of the year and net proceeds from issuance of common stock in the amount of $0.6 million and dividends of $2.6 million.
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year, and are redeemable at our option. Debt issuance costs of $2.9 million, net of amortization, are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended September 30, 2006 and 2005, respectively, and $0.2 million during each of the six-month periods ended September 30, 2006 and 2005, respectively.
     Notice of Default Relating to Convertible Subordinated Notes
     In a letter delivered to us on August 16, 2006, U.S. Bank National Association, as the trustee under the indenture relating to our convertible notes, asserted that Asyst is in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee this report on Form 10-K and in filing with the SEC our the Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cures the default within 60 days after receipt of the notice, or if the default were waived by the holders of a majority in aggregate principal amount of the notes outstanding.
     On October 13, 2006, as amended on October 27, 2006 we filed with the SEC our Form 10-K for the fiscal year ended March 31, 2006, and Form 10-Q for the quarter ended June 30, 2006, and delivered copies of those reports to the trustee, and that delivery cured any purported defaults under the indenture and asserted by the trustee in its letter referenced above. Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports was a default under the indenture.
     Other Debt Financing Arrangements

     At September 30, 2006, ASI had revolving lines of credit with five Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $51.0 million at the exchange rate as of September 30, 2006. As of September 30, 2006, ASI had outstanding borrowings of 2.55 billion Japanese Yen, or approximately $21.7 million at the exchange rate as of September 30, 2006, which is recorded in short-term debt.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.06 percent at September 30, 2006 plus margins of 0.80 to 1.25 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.
     ASI was in compliance with these covenants at September 30, 2006. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiration dates to June 30, 2007, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.
     AJI has terms loans outstanding with one Japanese bank. These loans are repayable monthly or quarterly through various dates ranging from March 2007 through May 2008. The loans carry annual interest rates between 1.4 to 2.3 percent and substantially all of these loans are guaranteed by Asyst Technologies, Inc. in the United States. As of September 30, 2006, AJI had outstanding borrowings of 8 billion Japanese Yen or approximately $67.7 million, at exchange rates as of September 30, 2006, that are recorded as long-term debt. At September 30, 2006, AJI had approximately $1.8 million of borrowings, secured by accounts receivable balance, that are recorded as short-term debt.
Acquisition and Related Debt Financing Facility
     On June 22, 2006, Asyst established a $115 million, three-year, senior secured revolving credit and term loan facility. The credit facility was arranged by Banc of America Securities LLC. Bank of America, N.A. will serve as administrative agent. A syndicate of lenders and financial institutions, including Comerica, Development Bank of Japan, Key Bank, and Union Bank of California, is participating in the facility with Bank of America. Asyst has the ability to borrow US Dollars or Japanese Yen under the facility. The facility carries a variable interest rate that is currently approximately 3.10% on Yen-based balances. The Company has also capitalized approximately $3.5 million of financing costs and will amortize this balance over the life of the facility. The Company amortized approximately $0.3 million during the three months ended September 30, 2006. On July 14, 2006, $81.5 million of this credit facility, plus an additional $20.0 million from AJI, were used to finance the purchase of an additional 44.1% of the ASI shares (see Note 6). At September 30, 2006, the outstanding balance under this credit facility was $67.7 million.
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
     At any time as of or after the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9% of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$11.3 million at the July 14 exchange rate).
      In accordance with EITF 00-4, on July 14, 2006, AJI has accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result has treated the transaction as an acquisition of the full remaining 49% interest of ASI. Accordingly, AJI has recorded a liability, equivalent to the net present value of both the JPY 1.3 billion fixed payment for the 4.9% remaining interest and a fixed annual dividend payment of JPY 65 million and will accrete the discount recorded to interest expense over the next twelve months until the first potential exercise date. The liability has been classified within “accrued and other liabilities” on the condensed consolidated balance sheet.
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $388 million and have incurred losses during the last five fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $87.5 million at September 30, 2006. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.
     As a result of the delay in filing of the Form 10-K, as amended on October 27, 2006, for our fiscal year ended March 31, 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.
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
NASDAQ Delisting Proceedings
     We previously reported that our stock was subject to de-listing from the NASDAQ Global Market due to our late filing of certain reports with the SEC. We have filed those reports and met other conditions within the time required by the previously reported NASDAQ Listing Qualifications Panel decision. We received a letter dated October 18, 2006 from the NASDAQ Listing Qualifications Panel indicating that we have demonstrated compliance with all NASDAQ Marketplace Rules necessary for the continued listing of our common stock.
     As a result of the late filing on October 13, 2006, as amended on October 27, 2006 of the Form 10-K for the fiscal year 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.
     In addition, the material weaknesses and related matters we discuss in Item 4 of Part I of this report may also have an adverse impact on our ability to obtain future capital from equity or debt.
Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Stands Board (“FASB”) issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123(R), Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are in the process of evaluating which transition method to adopt and the potential impact of this new guidance on its results of operation and financial position. Due to the large net operating loss carry-forward from the prior years which has a full valuation allowance, we currently do not believe that the adoption of this FSP will have a material impact on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 in its quarter ending June 30, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
     In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company currently accounts for the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is 10 to 20 years of service. The Company is required to apply the provisions of EITF 06-2 at the beginning of fiscal year 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The Company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to foreign currency risks since March 31, 2006, the end of our preceding fiscal year. Our exposure to interest rate risk has been reduced to zero, as we do not have short term investments for the three month period ended September 30, 2006.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, credit facility and lines of credit.
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
     Our credit facility and lines of credit bear interest at variable rates. We manage interest rate risk by limiting the variable rate exposure and continually monitoring the effects of market changes on interest rates.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate from the level at September 30, 2006, our operating income may improve or deteriorate as noted in the table below (in thousands).

	Strengthening in		No change in
	Japanese Yen of		Japanese Yen
	X percent		exchange rate
	10%	5%
Net loss for the six month ended September 30, 2006	$(1,374)	$(2,337)	$(3,205)
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
     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2006. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2006, which remained outstanding as of September 30, 2006:
     1. We did not maintain effective controls over the completeness and accuracy of revenue and deferred revenue. Specifically, effective controls were not designed and in place to prevent or detect our (a) failure to properly defer revenue for post-delivery installation obligations at our wholly-owned subsidiary in Japan, Asyst Japan, Inc. (“AJI”), (b) failure to recognize installation revenue on a timely basis at Asyst Shinko, Inc. (“ASI”), and (c) failure to properly defer revenue on one contract until the contract was signed. This control deficiency resulted in audit adjustments to the interim consolidated financial statements for the second and third quarters of fiscal 2006 and audit adjustments to our fiscal 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
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

Management’s Remediation Initiatives
     The material weaknesses described above also existed at September 30, 2006. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting. We plan to further strengthen our controls over revenue recognition and accrued liabilities and deferred costs with additional hiring and continuous improvements in our training in the application of U.S. generally accepted accounting principles for revenue recognition, accrued liabilities and deferred costs. We plan to further improve the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that have already been introduced by us.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Should there be an adverse judgment against us, it may have a material adverse impact on our financial statements. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters and hence have recorded no accrual in our financial statements as of September 30, 2006.
ITEM 1A. RISK FACTORS
We have a history of significant losses.
     We have a history of significant losses. For the six month period ended September 30, 2006, our net loss was $3.2 million and accumulated deficit at September 30, 2006 was $388.4 million, compared to a net loss of $0.1 million for the fiscal year ended March 31, 2006 and accumulated deficit of $385.2 million at March 31, 2006. We may also continue to experience significant losses in the future.
We face significant pending and potential risks in connection with our outstanding indebtedness; if we are not able to resolve existing uncertainties and restructure portions of this debt on a timely basis on desired terms in the future, our ability to discharge our obligations under this indebtedness, liquidity and business may be materially harmed.
     We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2006:
•	Under a senior secured credit agreement entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due in three years after July 14, 2006, provided that Asyst’s outstanding 5 3/4% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008. At September 30, 2006, the outstanding balance under this credit facility was $67.7 million.

•	We have approximately $86.3 million outstanding under our 5 3/4% convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are redeemable at our option.

•	In a letter delivered to us and dated August 16, 2006, U.S. Bank National Association, as the trustee under the indenture relating to these notes, asserted that Asyst is in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee the report on Form 10-K and in filing with the SEC our Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cures the default within 60 days after receipt of the notice, or if the default is waived by the holders of a majority in aggregate principal amount of the notes outstanding.

•	If an Event of Default were to occur, and is continuing under the indenture, the trustee or the holders of at least 25% in aggregate principal amount of the notes at the time outstanding may accelerate maturity of the notes.

•	Asyst does not agree with the trustee’s assertion that the delays in filing of the annual and quarterly reports constitutes a default under its indenture. However, on October 13, 2006, as amended on October 27, 2006 we filed with the SEC our reports on Form 10-K for the year ended March 31, 2006 and Form 10-Q for the fiscal quarter ended June 30, 2006, and delivered copies of those reports to the trustee, and that delivery cured any purported defaults under the indenture and asserted by the trustee in its letter referenced above.

•	At September 30, 2006, ASI had five revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $51 million at the exchange rate as of March 31, 2006. As of September 30, 2006, the amount available under these lines of credit was 3.45 billion Japanese Yen or approximately $29.3 million at the exchange rate as of September 30, 2006.

•	Comerica Bank has agreed to continue to maintain a letter of credit in the amount of $750,000 in favor of the landlord under our current headquarters lease in Fremont, California, on an unsecured basis, notwithstanding the previously reported termination of the Amended and Restated Loan and Security Agreement dated as of May 15, 2004, between Asyst and Comerica Bank (which termination became effective with the borrowing described above under the senior secured credit facility). There were no amounts outstanding for borrowed money under the Comerica Bank line of credit that otherwise was scheduled to expire on July 30, 2007.
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
     We delayed the filing of the Form 10-K, and our Form 10-Q for the fiscal quarter ended June 30, 2006, pending completion of a previously announced independent investigation into our past stock option grant practices, being conducted by a Special Committee of our Board of Directors. Due to this delay and review, we have experienced substantial additional risks and costs. However, on October 13, 2006, as amended on October 27, 2006, we filed with the SEC our Annual Report on Form 10-K for the year ended March 31, 2006 and Form 10-Q for the quarter ended June 30, 2006.
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
     The Special Committee’s inquiry also identified less frequent errors in other categories that the Company believes were not material, such as grants made to a small number of employees who had not formally commenced their employment as of the grant approval date. The Special Committee also identified isolated instances where stock option grants did not comply with applicable terms and conditions of the stock plans from which the grants were issued.
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
     As a result of the delay in filing this Form 10-K and the Form 10-Q for our fiscal quarter ended June 30, 2006, we received notices from the NASDAQ Global Market to the effect that our common stock would be de-listed unless prior to November 30, 2006, we file the Form 10-K and the Form 10-Q for the fiscal quarter ended June 30, 2006, with any required restatements. However, on October 13, 2006, as amended on October 27, 2006 we filed with the SEC our Annual Report on Form 10-K for the year ended March 31, 2006 and Form 10-Q for the quarter ended June 30, 2006.
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
     As a result of the delay in filing the Annual Report on Form 10-K for the year ended March 31, 2006 and the Form 10-Q for our fiscal quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.
If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our Company could be materially and adversely affected.
     We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Item 9A of Part II of the Annual report on Form

10-K for the fiscal year ended March 31, 2006. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed.
     Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 reports our conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2006, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that are subject to our continuing remediation efforts. The information below should be read in conjunction with Item 9A and the report of our independent registered public accounting firm appearing at the end of our financial statements included in Item 8 of Part II of the Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
     In our Form 10-K filed June 29, 2005, the first year we included an internal control report, we also reported that our disclosure controls and procedures and internal control were not effective. However, last year we reported eleven separately described material weaknesses. We describe in Item 9A of the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed October 13, 2006, as amended on October 27, 2006 two material weaknesses. We believe we have made substantial progress in remediating previously reported material weaknesses.
     We are devoting now, and will likely need to continue to devote in the near future, significant resources in our efforts to achieve effective internal control. These efforts have been and may continue to be costly. We cannot assure that these efforts will be successful. Until we have fully remediated the material weaknesses referred to in Item 9A, we may face additional risks of errors or delays in preparing our consolidated financial statements and associated risks of potential late filings of periodic reports, NASDAQ listing standard violations, risks of correcting previously filed financial statements, increased expenses, and possible private litigation or governmental proceedings arising from such matters.
If we fail to manage effectively our ASI subsidiary, our sales and profitability of AMHS could be adversely affected and the sales mix between AMHS and our other products could affect our overall financial performance.
     Net sales of AMHS accounted for approximately 64 percent and 62 percent of our net sales for the years ended March 31, 2006 and 2005, respectively, and is expected to be an important component of our future sales. Substantially all of our AMHS sales are through our subsidiary, ASI, of which we acquired 51.0 percent in the third quarter of fiscal year 2003 and increased our holdings to 95.1% during the second quarter of fiscal year 2007.
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
     Although we invoice a significant portion of our international sales in United States dollars, we invoice our sales in Japan in Japanese yen. Future changes in the exchange rate of the U.S. dollar to the Japanese yen may adversely affect our future results of operations. We have not engaged in active currency hedging transactions; however, we commenced a limited hedging program in the first quarter of fiscal year 2007. Nonetheless, as we expand our international operations, we may allow payment in additional foreign currencies and our exposure to losses due to foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products and manufacturing costs or reduce our customers’ ability to purchase our products.
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
     Our chief financial officer gave notice of resignation in May 2006. Our controller and at the time acting principal accounting officer gave notice of resignation in September 2006. In addition, our chief operating officer also gave notice of resignation in May 2006. We did not receive any notice to the effect that any of these resignations was triggered by or related to past option grants or practices.
     The resignation of the two finance officers contributed in part to the delay (described elsewhere in this report) in preparing and filing the Annual Report on Form 10-K and the Form 10-Q for the fiscal quarter ended June 30, 2006. We have not been able in the months following May 2006 to recruit successfully a permanent successor to our chief financial officer. We therefore retained outside financial consulting assistance in connection with the analysis of the financial impact of past incorrect measurement dates for certain stock option grants described in this report, which added to the operating expenses incurred in connection with the delayed filings and further contributed to the delay in preparing and filing the SEC reports. We also recently retained Richard H. Janney to serve as our interim chief financial officer and interim principal accounting officer.
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

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	4.2	000-22430	6/18/1999.

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: November 14, 2006	By:	/s/ Richard H. Janney
Richard H. Janney
Interim Chief Financial Officer

     Signing on behalf of the Registrant as a duly authorized officer and as the principal accounting and financial officer.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	4.2	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X