Form 10-K/A
period 2006-03-31
ASYST TECHNOLOGIES INC
filed 2006-11-28
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Form 10-K/A
Amendment No. 2
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
     There were 49,006,170 shares of common stock, no par value, outstanding as of November 24, 2006.

ASYST TECHNOLOGIES, INC.
Explanatory Note:
This Form 10-K/A is filed as a further amendment (Amendment No. 2), to the Annual Report on Form 10-K for the year ended March 31, 2006 filed by Asyst Technologies, inc. on October 13, 2006. Amendment No. 2 is being filed to include under Item 15 list of exhibits and Exhibit Index an Exhibit 23.1 — Consent of Independent Registered Public Accounting Firm.. We are filing herewith currently dated certifications in Exhibits 31.1, 31.2 and 32.1, as listed in the exhibit index below. Except as described above, no other changes have been made to the Annual Report, and this Form 10-K/A does not amend or update any other information contained in that original filing.

Page
PART IV	4
Item 15 — Exhibits and Financial Statement Schedules	4
SIGNATURES	5
EXHIBIT INDEX
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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
See Index to Consolidated Financial Statements under Item 8 on page 43 of the originally filed Annual Report on Form 10-K.
(2) Financial Statement Schedule
See Index to Consolidated Financial Statements under Item 8 on page 43 of the originally filed Annual Report on Form 10-K.
(3) Exhibits
The exhibit list in the Index to Exhibits below in this Amendment No. 2 is incorporated herein by reference as the list of exhibits required as part of this report.

4

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
By:	/s/ RICHARD H. JANNEY
Richard H. Janney
Interim Chief Financial Officer

Date: November 28, 2006

5

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
2.1‡	Share Purchase Agreement dated as of June 22, 2006,between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of DEF Incorporation, filed October 5, 2000.	14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.3	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

4.4	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002

10.1*	Form of Indemnity Agreement entered into between the Company and certain directors.	S-1	10.1	333-66184	7/19/1993

10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995

10.3*	Company’s 1993 Employee Stock Purchase Plan and related offering document.	S-1	10.3	333-66184	7/19/1993

10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.	S-1	10.4	333-66184	7/19/1993

10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993

10.6*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.	10-K	10.27	000-22430	6/19/2001

10.7†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	10.28	000-22430	8/14/2001

10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002

10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002

10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003

10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003

10.13*	Change-In-Control Agreement between the Company and Stephen S Schwartz dated as of October 20, 2003.	10-Q	10.47	000-22430	11/12/2003

10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004

10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers.	10-K	10.33	000-22430	6/10/2004

10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004

10.17*	Company’s Compensation Program for Non-employee Directors.	10-K	10.17	000-22430	10/13/2006

10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004

10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004

10.20	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.	10-Q	10.47	000-22430	8/5/2004

10.21*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004

10.22*	Forms of Restricted Stock Award Agreement for restricted stock awarded to directors, Restricted Stock Award Agreement for restricted stock units awarded to directors, Restricted Stock Award Agreement for restricted stock awarded to employees, and Restricted Stock Award Agreement for restricted stock units awarded to employees.	10-K	10.22	000-22430	10/13/2006

10.23*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004

10.24	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004

10.25*	Employment Agreement between the Company and Warren Kocmond, Jr., (corrected as of May 16, 2005).	10-K	10.52	000-22430	6/29/2005

10.26*	Change-in-Control Agreement between the Company and Robert J Nikl dated November 3, 2004.	10-K	10.53	000-22430	6/29/2005

10.27*	Change-in-Control Agreement between the Company and Anthony C. Bonora dated November 3, 2004.	10-K	10.54	000-22430	6/29/2005

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
10.28‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005

10.29	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005

10.30*	Summary of Executive Bonus Plan (revised 2006).	10-K	10.30	000-22430	10/13/2006

10.31	Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005.	10-K	10.58	000-22430	6/29/2005

10.32*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through August 23, 2005.	8-K	99.1	000-22430	8/29/2005

10.33*	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe.	10-Q	10.60	000-22430	11/9/2005

10.34	Amendment Number Two to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated November 21, 2005.	10-Q	10.61	000-22430	2/6/2006

10.35	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006

10.36*	First Amendment dated December 16, 2005, to Change-in-Control Agreement dated October 20, 2003, between the Company and Stephen S. Schwartz.	8-K	99.1	000-22430	12/16/2005

10.37‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006

10.38‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006

10.39*	Separation Agreement and Release of All Claims between the Company and Warren C. Kocmond, dated May 31, 2006.	10-K	10.39	000-22430	10/13/2006

10.40*	Change-in-Control Agreement between the Company and Steve Debenham, dated May 22, 2006.	10-K	10.40	000-22430	10/13/2006

10.41*	Change-in-Control Agreement between the Company and Alan S. Lowe, dated May 22, 2006.	10-K	10.41	000-22430	10/13/2006

10.42	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006

21.1	Subsidiaries of Asyst Technologies, Inc.	10-K	21.1	000-22430	10/13/2006

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document