Form 10-Q
period 2006-12-31
ASYST TECHNOLOGIES INC
filed 2007-02-09
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of February 1, 2007 was 49,130,811.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	December 31,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,284	$94,622
Short-term investments	—	15,304
Accounts receivable, net	128,933	141,453
Inventories	60,528	33,219
Prepaid expenses and other current assets	29,234	26,831

Total current assets	316,979	311,429
Property and equipment, net	23,839	23,108
Goodwill	82,925	58,840
Intangible assets, net	47,519	19,334
Other assets	6,317	2,583

Total assets	$477,579	$415,294

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term loans and notes payable	$1,540	$1,443
Current portion of long-term debt and capital leases	8,232	1,368
Accounts payable	83,364	75,376
Accounts payable-related parties	28,565	13,409
Accrued and other liabilities	94,316	62,902
Deferred margin	8,403	5,335

Total current liabilities	224,420	159,833

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	138,114	87,168
Deferred tax liability	15,266	3,119
Other long-term liabilities	9,462	10,974

Total long-term liabilities	162,842	101,261

COMMITMENTS AND CONTINGENCIES (see Note 13)
MINORITY INTEREST	130	66,521

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized shares — 300,000,000 Outstanding shares — 49,063,057 and 48,462,235 shares at December 31, 2006 and March 31, 2006, respectively	479,127	473,422
Deferred stock-based compensation	—	(1,319)
Accumulated deficit	(388,606)	(385,178)
Accumulated other comprehensive income (loss)	(334)	754

Total shareholders’ equity	90,187	87,679

Total liabilities, minority interest and shareholders’ equity	$477,579	$415,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
NET SALES	$126,135	$106,824	$365,765	$348,870
COST OF SALES	88,019	64,848	252,082	229,736

Gross profit	38,116	41,976	113,683	119,134

OPERATING EXPENSES:
Research and development	7,690	6,342	25,679	20,562
Selling, general and administrative	21,831	21,295	63,669	62,746
Amortization of acquired intangible assets	5,912	3,494	14,461	13,126
Restructuring charges (credits)	—	(138)	1,784	(45)

Total operating expenses	35,433	30,993	105,593	96,389

Income from operations	2,683	10,983	8,090	22,745

INTEREST AND OTHER INCOME (EXPENSE) NET:
Interest income	552	706	1,828	1,798
Interest expense	(2,678)	(1,714)	(6,624)	(5,126)
Other income, net	800	3,417	2,596	4,267

Interest and other income (expense), net	(1,326)	2,409	(2,200)	939

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,357	13,392	5,890	23,684

PROVISION FOR INCOME TAXES	(1,569)	(6,426)	(7,661)	(16,110)
MINORITY INTEREST	(11)	(4,178)	(1,760)	(10,115)

NET INCOME (LOSS) PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(223)	2,788	(3,531)	(2,541)
Cumulative effect of change in accounting principle	—	—	103	—

NET INCOME (LOSS)	$(223)	$2,788	$(3,428)	$(2,541)

BASIC NET INCOME (LOSS) PER SHARE PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.00)	$0.06	$(0.07)	$(0.05)
Cumulative effect of change in accounting principle	—	—	—	—

BASIC NET INCOME (LOSS) PER SHARE	$(0.00)	$0.06	$(0.07)	$(0.05)

DILUTED NET INCOME (LOSS) PER SHARE PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.00)	$0.06	$(0.07)	$(0.05)
Cumulative effect of change in accounting principle	—	—	—	—

DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$0.06	$(0.07)	$(0.05)

SHARES USED IN THE PER SHARE CALCULATION
- Basic	49,028	48,019	48,829	47,918

- Diluted	49,028	48,789	48,829	47,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	December 31,
	2006	2005
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(3,428)	$(2,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,011	18,189
Allowance for doubtful accounts	(7,638)	5,003
Minority interest in net income in consolidated subsidiary	1,760	10,115
Loss on disposal of fixed assets	366	464
Stock-based compensation expense	4,688	1,475
Non-cash restructuring charges	188	—
In-process research and development	1,519	—
Cumulative effect of change in accounting principle	(103)	—

Amortization of lease incentive payments	(468)	(52)
Asset impairment charges	—	197
Deferred taxes, net	(6,718)	(1,701)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	19,163	25,742
Inventories, net	(24,781)	(7,517)
Prepaid expenses and other assets	(8,597)	10,428
Accounts payable, accrued and other liabilities and deferred margin	47,576	(16,803)

Net cash provided by operating activities	44,538	42,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(10,000)	(184,638)
Sales or maturity of investments	25,290	203,375
Purchase of additional investment in subsidiary	(105,295)	—
Purchases of property and equipment, net	(6,392)	(5,306)

Net cash provided by (used in) investing activities	(96,397)	13,431

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	(588)	1,794
Dividends paid to minority shareholder of Asyst Shinko, Inc.	(6,317)	(5,939)
Proceeds from long-term debt	82,340	—
Principal payments on long-term debt and capital leases	(21,786)	(2,994)
Proceeds from issuance of common stock	2,392	694

Net cash provided by financing activities	56,041	(6,445)

Effect of exchange rate changes on cash and cash equivalents	(520)	(3,889)

INCREASE IN CASH AND CASH EQUIVALENTS	3,662	46,096
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	94,622	55,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,284	$101,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Asyst Technologies, Inc. and its subsidiaries (“Asyst” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2006. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiaries, Asyst Japan, Inc. (“AJI”) and Asyst Shinko, Inc (“ASI”).
     The unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, as amended on Form 10-K/A on October 27, 2006 and November 28, 2006. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.
     In October 2002, we purchased a 51.0% interest in ASI with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1% of the outstanding capital stock of ASI, and as a result, now own 95.1% of ASI at December 31, 2006. The Company has an option to purchase, or could be required to purchase, the remaining 4.9% of ASI from the one year anniversary date of this recent acquisition, i.e. July 14, 2007 (for additional information on the acquisition, see Note 6).
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
     In view of its history of operating losses, the Company has maintained a full valuation allowance on its U.S. deferred tax assets since fiscal year 2003. As a result, there is no material income tax impact relating to the stock-based compensation and payroll tax expenses recorded by the Company resulting from the investigation of the Special Committee during the nine month period ended December 31, 2006 and 2005, respectively. Additionally, there was no material impact of Section 409A and Section 162(m) limitations on deduction of executive stock compensation for the three and nine month periods ended December 31, 2006 and 2005, respectively.
     The adjustments as a result of the restatement referenced above, for the three and nine months ended December 31, 2005 were as follows (in thousands, except for per share data) :

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	December 31, 2005
	(as reported)	(adjustments)	(as restated)
NET SALES	$106,824	$—	$106,824
COST OF SALES	64,828	20	64,848

Gross profit	41,996	(20)	41,976

OPERATING EXPENSES:
Research and development	6,310	32	6,342
Selling, general and administrative	21,075	220	21,295
Amortization of acquired intangible assets	3,494	—	3,494
Restructuring credits	(138)	—	(138)

Total operating expenses	30,741	252	30,993

INCOME FROM OPERATIONS	11,255	(272)	10,983
INTEREST AND OTHER INCOME, NET
Interest income	706	—	706
Interest expense	(1,714)	—	(1,714)
Other income, net	3,417	—	3,417

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	13,664	(272)	13,392
PROVISION FOR INCOME TAXES	(6,507)	81	(6,426)
MINORITY INTEREST	(4,178)	—	(4,178)

NET INCOME (LOSS)	$2,979	$(191)	$2,788

NET INCOME (LOSS) PER SHARE
– Basic	$0.06	$(0.00)	$0.06

– Diluted	$0.06	$(0.00)	$0.06

SHARES USED IN THE PER SHARE CALCULATION
– Basic	48,019	48,019	48,019

– Diluted	48,789	48,789	48,789

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended
	December 31, 2005
	(as reported)	(adjustments)	(as restated)
NET SALES	$348,870	$—	$348,870
COST OF SALES	229,664	72	229,736

Gross profit	119,206	(72)	119,134

OPERATING EXPENSES:
Research and development	20,461	101	20,562
Selling, general and administrative	62,450	296	62,746
Amortization of acquired intangible assets	13,126	—	13,126
Restructuring credits	(45)	—	(45)

Total operating expenses	95,992	397	96,389

INCOME FROM OPERATIONS	23,214	(469)	22,745
INTEREST AND OTHER INCOME, NET
Interest income	1,798	—	1,798
Interest expense	(5,126)	—	(5,126)
Other income, net	4,267	—	4,267

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	24,153	(469)	23,684
PROVISION FOR INCOME TAXES	(16,191)	81	(16,110)
MINORITY INTEREST	(10,115)	—	(10,115)

NET LOSS	$(2,153)	$(388)	$(2,541)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.01)	$(0.05)

SHARES USED IN THE PER SHARE CALCULATION — Basic and Diluted	47,918	47,918	47,918

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	December 31, 2005
	as reported	adjustments	as restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,153)	$(388)	$(2,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,189	—	18,189
Allowance for doubtful accounts	5,003	—	5,003
Minority interest in net income in consolidated subsidiary	10,115	—	10,115
Loss on disposal of fixed assets	464	—	464
Stock-based compensation expense	1,095	380	1,475
Amortization of lease incentive payments	(52)		(52)
Asset impairment charges	—	197	197
Deferred taxes, net	(1,620)	(81)	(1,701)
Changes in assets and liabilities:
Accounts receivable	25,742	—	25,742
Inventories, net	(7,517)	—	(7,517)
Prepaid expenses and other assets	10,428	—	10,428
Accounts payable, accrued liabilities and deferred margin	(16,695)	(108)	(16,803)

Net cash provided by operating activities	42,999	—	42,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(184,638)	—	(184,638)
Sales or maturity of investments	203,375	—	203,375
Purchase of property and equipment, net	(5,306)	—	(5,306)

Net cash provided by investing activities	13,431	—	13,431

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,794		1,794
Principal payments on long-term debt and capital leases	(2,994)	—	(2,994)
Dividends paid to a minority shareholder	(5,939)	—	(5,939)
Proceeds from issuance of common stock	694	—	694

Net cash used in financing activities	(6,445)	—	(6,445)

Effect of exchange rate changes on cash and cash equivalents	(3,889)	—	(3,889)

INCREASE IN CASH AND CASH EQUIVALENTS	46,096	—	46,096
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,094	—	55,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,190	$—	$101,190

3. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $389 million, and have incurred net losses during each of the last 5 years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash and cash equivalents aggregated a total of $98 million at December 31, 2006. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements through at least December 31, 2007. However, we also expect that ASI will continue to require additional funding to support its working capital requirements over the next several quarters, which may be financed through short-term borrowings or inter-company cash transfers.
     In a letter delivered to us on August 16, 2006, U.S. Bank National Association, as the trustee under the indenture relating to our convertible notes, asserted that Asyst was in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee our report on Form 10-K for the year ended March 31, 2006 and our Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cured the default within 60 days after receipt of the notice.
     On October 13, 2006, as amended on October 27, 2006 and November 28, 2006, we filed with the SEC our Form 10-K for the fiscal year ended March 31, 2006, and Form 10-Q for the quarter ended June 30, 2006. We also delivered on October 13, 2006 copies of those reports to the trustee, and that delivery cured any purported defaults under the indenture and asserted by the trustee in its letter referenced above. Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports constituted a default under the indenture.
     As a result of the delay in filing of the Form 10-K, as amended on October 27, 2006 and November 28, 2006, for our fiscal year ended March 31, 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.
     We have a significant amount of outstanding indebtedness that has increased substantially since the beginning of fiscal year 2007:
•	Under a senior secured credit agreement (“Credit Facility”) entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $82 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership as discussed below. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due July 13, 2009, provided that Asyst’s outstanding 5 3/4% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008.

•	We have approximately $86 million outstanding under our 5 3/4% convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are currently redeemable at our option.
     Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice our obligation to purchase the remaining 4.9% equity it holds in ASI. These circumstances include (a) when the equity ownership of Asyst Japan, Inc. (“AJI”) in ASI falls below 50%; (b) when bankruptcy or corporate reorganization proceedings are filed against the Company or AJI; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9%; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares). In any such event, an acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ASI equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ASI. Due to the cyclical and uncertain nature of cash flows and collections from our customers, the Company (or its subsidiaries) may from time to time incur borrowings which could cause the Company to exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may pay down the outstanding borrowings from cash to maintain compliance with its financial covenants.
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
     As a result of the late filing on October 13, 2006, as amended on October 27, 2006 and November 28, 2006, of the Form 10-K for the fiscal year 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.
     In addition, the material weaknesses and related matters we discuss in Item 4 of Part I of this report may also have an adverse impact on our ability to obtain future capital from equity or debt.
4. SIGNIFICANT ACCOUNTING POLICIES
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
Net income (loss), as reported	$(223)	$2,788	$(3,428)	$(2,541)
Foreign currency translation adjustments	237	(3,461)	(1,070)	(7,188)
Change in unrealized gains (losses) on investments	(7)	27	(18)	105

Comprehensive income (loss)	$7	$(646)	$(4,516)	$(9,624)

     Net Income (Loss) Per Share
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and restricted stock awards, using the treasury stock method. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net income (loss) per share are the same as those used for the computation of basic net income (loss) per share as the inclusion of dilutive securities would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
Numerator:
Net income (loss)	$(223)	$2,788	$(3,428)	$(2,541)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	49,028	48,019	48,829	47,918

Denominator for basic calculation	49,028	48,019	48,829	47,918

Effect of dilutive employee stock options and restricted stock units	—	770	—	—

Denominator for diluted calculation	49,028	48,789	48,829	47,918

Net income (loss) per share — basic	$(0.00)	$0.06	$(0.07)	$(0.05)

Net income (loss) per share — diluted	$(0.00)	$0.06	$(0.07)	$(0.05)
     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	As of December 31,
	2006	2005
Restricted stock awards and stock units	843	485
Stock options	5,801	7,148
Convertible notes	5,682	5,682

	12,362	13,315

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
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective for the Company for the annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
5. BALANCE SHEET COMPONENTS
     Short-term Investments
     There were no short-term investments at December 31, 2006.
     Short-term investments by security type are as follows (in thousands):

	Cost	Unrealized Losses	Fair Value
March 31, 2006
Auction rate securities	$8,300	$—	$8,300
Corporate debt securities	6,014	(9)	6,005
Federal agency notes	1,000	(1)	999

	$15,314	$(10)	$15,304

     Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	December 31,	March 31,
	2006	2006
Trade receivables	$75,174	$83,008
Trade receivables-related party	34	90
Unbilled receivables	52,165	63,435
Other receivables	5,602	6,788
Less: Allowance for doubtful accounts	(4,042)	(11,868)

Total	$128,933	$141,453

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
     During management’s review of our accounts receivable, based on additional collection of those accounts receivables and applying our calculated base of aging of accounts receivable, as noted above, during the three months ended December 31, 2006, our subsidiary ASI was able to reduce its allowance by $1.9 million. During the three and nine-month periods ended December 31, 2006, there were no and $0.2 million, respectively, write-offs of accounts receivable balances which we determined to be uncollectible and for which we had recorded specific reserves in previous periods. We do not record interest on outstanding and overdue accounts receivable.
     All of our unbilled receivables are from ASI. Payments related to these unbilled receivables are expected to be received within one year from December 31, 2006 and as such the balances are classified within current assets on our consolidated balance sheet.
     Other receivables include notes receivable from customers in Japan and Korea in settlement of trade accounts receivable balances.
     We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, the customary local industry practices may differ and prevail in certain counties.
     Our subsidiaries in Japan, AJI and ASI, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three-month periods ended December 31, 2006 and 2005, they sold approximately $48 million and $60 million, respectively, of accounts receivable without recourse. For the nine-month periods ended December 31, 2006 and 2005, they sold approximately $93 million and $69 million, respectively, of accounts receivable without recourse. For the nine-month period ended December 31, 2006, AJI had sold certain trade receivables to these same Japanese banks amounting to approximately $5 million, with recourse.
     Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Raw materials	$18,461	$9,882
Work-in-process	40,668	22,180
Finished goods	1,399	1,157

Total	$60,528	$33,219

     At December 31, 2006 and March 31, 2006, we had a reserve of $12.5 million and $13.3 million, respectively, for estimated excess and obsolete inventory.
     We outsource a majority of our fab automation product manufacturing to Solectron Corporation, (“Solectron”). As part of the arrangement, Solectron purchases inventory on our behalf and we may be obligated to reacquire inventory purchased by Solectron if the inventory is not used over a certain specified period of time per the terms of our agreement. Any inventory buyback obligation in excess of our demand forecast is fully accrued, resulting in accruals of $1.0 million and $0.6 million at December 31, 2006 and March 31, 2006, respectively. At December 31, 2006 and March 31, 2006, total inventory held by Solectron was $16.9 million and $13.0 million, respectively. During the three month periods ended December 31, 2006 and 2005, we repurchased $1.2 million and $3.7 million of this inventory, respectively, that was not used by Solectron in manufacturing our products. During the nine month periods ended December 31, 2006 and 2005, we repurchased $3.8 million and $12.3 million, respectively, of this inventory, that was not used by Solectron in manufacturing our products.
     Goodwill and Intangible Assets
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the nine-month period ended December 31, 2006 were as follows (in thousands):

	Fab Automation	AMHS	Total
Balances at March 31, 2006	$3,398	$55,442	$58,840
Acquisitions	—	25,752	25,752
Foreign currency translation	—	(1,667)	(1,667)

Balances at December 31, 2006	$3,398	$79,527	$82,925

     The net goodwill movement includes an additional $26 million of goodwill from the acquisition of the 44.1% ownership interest of ASI in July 2006.
     Intangible assets
     Intangible assets, net were as follows (in thousands):

	December 31, 2006			March 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$80,484	$52,937	$27,547	$58,289	$44,275	$14,014
Customer base and other intangible assets	52,654	34,221	18,433	31,935	29,419	2,516
Licenses and patents	5,300	3,761	1,539	6,316	3,512	2,804

Total	$138,438	$90,919	$47,519	$96,540	$77,206	$19,334

     Amortization expense was $6.0 million and $3.5 million for the three-month periods ended December 31, 2006 and 2005, respectively. Amortization expense was $14.7 million and $13.1 million for the nine-month periods ended December 31, 2006 and 2005, respectively.
     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal year 2007 and subsequent fiscal years, is as follows (in thousands):

Fiscal Year ending March 31,
Remaining portion of 2007	$5,918
2008	16,978
2009	11,172
2010	6,891
2011	4,874
2012 and thereafter	1,686

Total	$47,519

     Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Beginning Balance	$7,761	$11,374	$7,967	$13,509
Accruals	4,732	877	10,636	5,832
Settlements	(2,634)	(2,529)	(8,866)	(9,064)
Foreign Currency Translation	(43)	(392)	79	(947)

Ending Balance	$9,816	$9,330	$9,816	$9,330

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
     At any time as of or after the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9% of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$10.9 million at the December 31, 2006 exchange rate).
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
     Under business combination accounting, the total purchase price was allocated to the 49% share of ASI’s net tangible and identifiable intangible assets acquired, based on their estimated fair values as of July 14, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. A summary of the transaction is as follows (in thousands):

Purchase Price:
Total Cash Consideration	$102,043
Liability to purchase remaining 4.9% interest plus future fixed dividends	11,480
Transaction costs	5,666

Total Purchase Price	$119,189

Allocation of purchase price to assets acquired and liabilities assumed:
Net tangible assets	$32,560
In-Process Research & Development	1,519
Acquired identifiable intangible assets:
Developed technology	29,008
Backlog	2,940
Customer relationships	16,464
Trademark	2,499
Deferred tax liabilities	(19,414)
Goodwill	53,613

Total Purchase Price	$119,189

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$126,135	$106,824	$365,765	$348,870
Pro forma net income (loss) prior to cumulative effect of change in accounting principle	(223)	4,318	(5,302)	(3,911)
Cumulative effect of change in accounting principle	—	—	103	—

Pro forma net income (loss)	$(223)	$4,318	$(5,199)	$(3,911)

Pro forma basic and diluted net income (loss) per share prior to cumulative effect of change in accounting principle	$(0.00)	$0.09	$(0.11)	$(0.08)
Cumulative effect of change in accounting principle	—	—	0.00	—

Pro forma basic and diluted net income (loss) per share	$(0.00)	$0.09	$(0.11)	$(0.08)

Shares used in the per share calculation — Basic	49,028	48,019	48,829	47,918
— Diluted	49,028	48,789	48,829	47,918

7. STOCK-BASED COMPENSATION
     Effective April 1, 2006, Asyst adopted the provisions of SFAS No. 123(R) — Share-Based Payment. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate, which is based on the historical data. Under this transition method, stock-based compensation expense for the three and nine months ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 was based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R.
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
     The pro-forma information for the three and nine months ended December 31, 2005 was as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
	(as restated)	(as restated)
Net income (loss) — as reported	$2,788	$(2,541)
Add: employee stock-based compensation expense included in reported net loss, net of tax	382	1,475
Less: total employee stock-based compensation expense determined under fair value, net of tax	(1,681)	(5,282)

As adjusted net income (loss)	$1,489	$(6,348)

Basic net loss per share — as reported	$0.06	$(0.05)
Diluted net loss per share — as reported	$0.06	$(0.05)

Basic net income (loss) per share — pro forma	$0.03	$(0.13)
Diluted net income (loss) per share — pro forma	$0.03	$(0.13)

Shares used in the per share calculation — basic	48,019	47,918
Shares used in the per share calculation — diluted	48,789	47,918

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
     Impact of the adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application (“MPA”) method as provided by SFAS No. 123(R). By using the MPA, the Company did not restate its prior period financial statements. Instead, the Company is applying SFAS No. 123(R) for new options granted after the adoption of SFAS123(R), i.e. April 1, 2006, and any portion of options that were granted after April 1, 1996 and have not vested by April 1, 2006. The effect of recording stock-based compensation for the three and six months ended December 31, 2006 was as follows (in thousands, except per share amount):

	Three Months	Nine Months
	Ended	Ended
	December 31, 2006	December 31, 2006
Stock-based compensation expense by category:
Cost of Sales	$221	$454
Research and Development	255	750
Selling , General and Administrative	1,059	3,484

Total stock-based compensation expense	$1,535	$4,688

Stock-based compensation expense by type of award:
Employee stock options	$897	$2,883
Employee stock purchase plan	122	357
Restricted stock and restricted stock units	516	1,448

Total stock-based compensation expense	1,535	4,688
Tax effect on stock-based compensation	—	—

Net stock-based compensation expense	$1,535	$4,688

Effect on earnings per share
Basic and diluted	$0.03	$0.10
Shares used in per share calculation
Basic and diluted	49,028	48,829
     The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change of $103,000 relating to unvested awards for which an expense had already been recorded, but are not expected to vest, based on an estimated forfeiture rate.
     Valuation Assumptions
     In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the implied volatility of the Company’s stock. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a blended volatility. Prior to the adoption of SFAS No. 123(R), the Company used a combination of historical and implied volatility in deriving its expected volatility assumption. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions noted in the table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.
     Stock Options Plans
     We have four stock option plans, the 1993 Employee Stock Option Plan (“93 Plan”), the 1993 Non-Employee Directors’ Stock Plan (“93 Directors’ Plan”), the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are granted for either six year or ten year periods and become exercisable ratably typically over a vesting period of either three or four years or as determined by the Board of Directors.
     The 93 Plan terminated in 2003, and there are no further stock options available for issuance.
     The 93 Directors’ Plan was terminated in 1999, and there are no further stock options available for issuance.
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
     Under the 2003 Plan, as most recently amended by our shareholders in December 2006, there are 4,900,000 shares of common stock reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options, incentive stock options and the issuance of restricted stock to employees and certain non-employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date.
     The Company has 260,314 shares available for grant as of December 31, 2006 under the 2001 Plan, and 2,423,512 shares available for grant under the 2003 Plan.
     Employee Stock Purchase Plan
     The Employee Stock Purchase Plan (“ESPP”), last amended in December 2006, allows eligible employees of the Company to purchase shares of common stock through payroll deductions. The term of the ESPP contains consecutive 6-month offering and exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 15% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. We issued 107,656 shares and 126,622 shares during the nine month period ended December 31, 2006 and 2005, respectively. As of December 31, 2006, approximately 558,829 shares were available for future issuance under the ESPP.
     Assumptions used in the Black-Scholes valuation model were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Stock option plans:
Risk-free interest rate	4.70%	4.38%	4.70%	3.81%
Expected term of options (in years)	3.3	4.7	3.3	4.7
Expected volatility	67.0%	88.1%	67.0%	88.3%
Expected dividend yield	0%	0%	0%	0%

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Employees Stock purchase plan:
Risk-free interest rate	4.92%	4.291%	4.92%	3.81%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	51.9%	52.3%	63.4%	48.6%
Expected dividend yield	0%	0%	0%	0%

     Stock Option Plans
     A summary of stock option activity in our stock option plans as of December 31, 2006 and changes during the nine month period then ended is presented below:

			Weighted-Average
	Total Number	Weighted-Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
Options outstanding as of March 31, 2006	6,876,412	$9.19
Granted	236,000	12.17
Exercised	(380,227)	5.00
Cancelled	(930,820)	9.22

Options outstanding as of December 31, 2006	5,801,365	$9.60	4.98	$7,142,993

Exercisable as of December 31, 2006	4,429,492	$10.63	4.95	$4,580,820

     The weighted-average grant date fair value of options granted during the three month periods ended December 31, 2006 and 2005 was $2.07 and $3.47, respectively. The weighted-average grant date fair value of options granted during the nine-month periods ended December 31, 2006 and 2005 was $2.40 and $2.97, respectively. The total intrinsic value of options exercised during the three month period ended December 31, 2006 and 2005 was $0.3 million and $0.0 million, respectively. The total intrinsic value of options exercised during the nine month period ended December 31, 2006 and 2005 was $0.9 million and $0.1 million, respectively. As of December 31, 2006, there was $4.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our Stock Option Plans. The cost is expected to be recognized over a weighted-average period of 1.59 years.
     For the nine months ended December 31, 2006 and 2005, cash received from option exercises under all share-based payment arrangements, including ESPP’s, was $2.4 million and $0.7 million, respectively. There was no tax benefit realized from stock option exercises. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.
     A summary of our restricted stock awards and restricted stock units as of December 31, 2006 and changes during the nine month period then ended, is presented below:
     Restricted Stock Awards and Restricted Stock Units
     The following table summarizes the Company’s non-vested restricted stock awards and restricted stock units activity:

	Total Number	Weighted-Average
	of Shares	Grant Date Fair Value
Non-vested as of March 31, 2006	402,874	$4.17
Granted	626,930	7.78
Vested	(98,740)	11.08
Forfeited or Expired	(88,214)	3.95

Non-vested as of December 31, 2006	842,850	$4.17

     As of December 31, 2006, there was approximately $2.5 million of unrecognized compensation cost relating to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.05 years.
Defined Benefit Pension Plans
     ASI and AJI provides a defined benefit pension plan for its employees. We deposit funds for this plan with insurance companies, third-party trustees, or into government-managed accounts. We record an accrual for the unfunded portion of this obligation which is included in other long term liabilities. As of December 31, 2006, the Company had an accrued pension liability of approximately $6.8 million.
     The Company made benefit payments of $0.2 million and $0.6 million, in the three-month and nine-month periods ended December 31, 2006, respectively.
8. RESTRUCTURING CHARGES
     The restructuring accrual and related utilization for the three-month periods ended June 30, September 30 and December 31, 2006, respectively, were as follows (in thousands):

Excess Facilities
Balance, March 31, 2006	$105
Additional accruals	1,812
Non-cash utilization	(188)
Amounts paid in cash	(533)

Balance, June 30, 2006	1,196
Reduction in accruals	(26)
Amounts paid in cash	(186)

Balance, September 30, 2006	984
Amounts paid in cash	(186)

Balance, December 31, 2006	$798

     We incurred restructuring charges (“FY07 Plan”) of $1.8 million for the nine-month period ended December 31, 2006 consisting of charges in the amount of $1.4 million for future lease commitments for excess facilities, net of expected sublease income, moving costs of $0.2 million and impairment of leasehold improvements in the vacated property of $0.2 million. We do not expect to receive a benefit to future earnings from the FY07 Plan.
     The outstanding accrual balance of $0.8 million at December 31, 2006 consists of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.2 million, which will be paid over the next four quarters. All remaining accrual balances are expected to be settled in cash.
     The restructuring accrual and related utilization for the three-month periods ended June 30, September 30, and December 31, 2005, respectively, were as follows (in thousands):

	Severance and
	Benefits	Excess Facilities	Total
Balance, March 31, 2005	$67	$816	$883
Additional accruals	0	93	93
Non-cash utilization	27	(16)	11
Amounts paid in cash	0	(370)	(370)
Foreign currency translation adjustment	(1)	(1)	(2)

Balance, June 30, 2005	93	522	615
Non-cash utilization	(92)	15	(77)
Amounts paid in cash	0	(122)	(122)
Foreign currency translation adjustment	(1)	0	(1)

Balance, September 30, 2005	$—	$415	$415
Reduction in accruals	—	(138)	(138)
Amounts paid in cash	—	44	44
Foreign currency translation adjustment	—	(78)	(78)

Balance, December 31, 2005	$—	$243	$243

     We incurred restructuring charges (credits) of $(0.1) million and zero for the three and nine month periods ended December 31, 2005, respectively, consisting changes in estimates of future lease commitments.
     The outstanding accrual balance of $0.2 million at December 31, 2005 consisted of future lease obligations on vacated facilities which was paid over the subsequent two quarters. All remaining accrual balances were settled in cash.

9. INCOME TAXES

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
Provision for income taxes	$1,569	$6,426	$7,661	$16,110

     The provision for income taxes for the three-month period ended December 31, 2006 was $1.6 million, which included a tax benefit of $2.3 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.0 million tax provision recorded by ASI and a tax benefit of $0.1 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the U.S. statutory rate, and U.S. losses not providing current tax benefits.
     The provision for income taxes for the three-month period ended December 31, 2005 was $6.4 million, which included a tax benefit of $1.0 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $7.4 million tax provision recorded by ASI and a tax provision of $0.2 million recorded primarily by other international subsidiaries.
     The provision for income taxes for the nine-month period ended December 31, 2006 was $7.7 million, which included a tax benefit of $6.7 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $13.3 million tax provision recorded by ASI and a tax expense of $1.1 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the U.S. statutory rate, and U.S. losses not providing current tax benefits.
     The provision for income taxes for the nine-month period ended December 31, 2005 was $16.1 million, which included a tax benefit of $4.3 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $18.9 million tax provision recorded by ASI and a tax provision of $1.5 million recorded primarily by other international subsidiaries.
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

     Segment information is summarized as follows (in thousands):

	December 31,	March 31,
	2006	2006
AMHS:
Total Assets	$282,391	$251,477
Fab Automation Products:
Total Assets	$195,188	$163,817
Consolidated:
Total Assets	$477,579	$415,294

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
AMHS:
Net sales	$77,847	$67,337	$216,548	$230,135
Cost of Sales	58,620	41,775	161,703	155,837

Gross Profit	$19,227	$25,562	$54,845	$74,298

Income from operations	$4,410	$14,520	$21,012	$36,013

Fixed assets additions	$773	$1,500	$4,442	$2,949

Amortization and Depreciation	$2,813	$3,089	$9,216	$11,939

Fab Automation Products:
Net sales	$48,288	$39,487	$149,217	$118,735
Cost of Sales	29,399	23,073	90,379	73,899

Gross Profit	$18,889	$16,414	$58,838	$44,836

Loss from operations	$(1,727)	$(3,537)	$(12,922)	$(13,268)

Fixed assets additions	$142	$3,395	$2,027	$4,932

Amortization and Depreciation	$4,589	$2,178	$9,939	$6,429

Consolidated:
Net sales	$126,135	$106,824	$365,765	$348,870
Cost of Sales	88,019	64,848	252,082	229,736

Gross Profit	$38,116	$41,976	$113,683	$119,134

Income from operations	$2,683	$10,983	$8,090	$22,745

Fixed assets additions	$915	$4,895	$6,469	$7,881

Amortization and Depreciation	$7,402	$5,267	$19,155	$18,368

     Total operating income is equal to consolidated income from operations for the periods presented. We do not allocate other income (expense), net to individual segments.
One customer accounted for 22.0 percent and 19.8 percent, a second customer accounted for 13.1 percent and 8.4 percent, and a third customer accounted for 9.2 percent and 11.9 percent of our net sales for the three and nine month period ended December 31, 2006, respectively. No other customer accounted for more than 10.0 percent of our net sales for the three and nine month period ended December 31, 2006.

11. DEBT
     At December 31, 2006, we had $146 million of long-term debt, of which $8.2 million is the current portion.
     We had an additional $1.5 million and $1.4 million of short-term debt issued by banks in Japan at December 31, 2006 and March 31, 2006, respectively. Approximately $1.5 million and $1.4 million at December 31, 2006 and March 31, 2006, respectively, is owed by our Japanese subsidiary, AJI. There were no loans outstanding at December 31, 2006, at ASI. Substantially all of the debt is guaranteed by Asyst in the United States.
     Long-term debt and capital leases consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Convertible subordinated notes	$86,250	$86,250
Long-term loans	59,720	1,762
Capital leases	376	524

Total long-term debt	146,346	88,536
Less: Current portion of long-term debt and capital leases	(8,232)	(1,368)

Long-term debt and capital leases net of current portion	$138,114	$87,168

     At December 31, 2006, maturities of all long-term debt and capital leases were as follows (in thousands):

Fiscal Year Ending March 31,	Amount
Remaining portion of 2007	$1,580
2008	9,380
2009	93,095
2010	10
2011	10
2012 and thereafter	42,271

$146,346

     Credit Facility
     In June 2006, Asyst entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager, and the other parties to the agreement. The $115 million senior secured credit facility under this agreement consists of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due 3 years after the credit agreement closing date (provided that Asyst’s outstanding 5 3/4% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008). Asyst has the ability to borrow US Dollars or Japanese Yen under the facility. The Company has also capitalized approximately $3.5 million of financing costs and will amortize this balance over the life of the facility. The Company amortized approximately $0.3 million and $0.6 million during the three and nine months ended December 31, 2006, respectively. On July 14, 2006, $81.5 million of this credit facility, plus an additional $20.0 million from AJI, were used to finance the purchase of an additional 44.1% of the ASI shares. At December 31, 2006, the outstanding balance under this credit facility was $59 million, and the amount available to borrow under the facility was $45 million. However, as a result of compliance with the covenants in the BoA facility, the net available borrowing capacity at December 31, 2006 under all of the Company’s credit facilities was approximately $37 million.
     Interest on the credit facility is based on the applicable margin plus either (i) LIBOR (or such other indices as may be agreed upon), or (ii) for dollar-denominated loans only, the higher of (a) the Bank of America prime rate, or (b) the Federal Funds rate plus 0.50%. The applicable margin ranges from 1% to 2.75%, depending on various factors set forth in the credit agreement. The agreement also requires a range of commitment, letter of credit and other fees. The interest rate on balances outstanding at December 31, 2006 was 2.9% to 3.0%.
     The $115 million senior secured credit agreement contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although Asyst has not paid any cash dividends on its common stock in the past and does not anticipate paying any such cash dividends in the foreseeable future, the facility restricts its ability to pay such dividends (subject to certain exceptions, including the dividend payments from ASI to Shinko provided under the Share Purchase Agreement described in Item 1 in this report). Nonpayment of amounts due, a violation of these covenants or the occurrence of other events of default set forth in the credit agreement including a cross-default under the indenture could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding. At December 31, 2006, the Company was in compliance with these debt covenants. In conjunction with executing this senior secured credit facility, Asyst terminated the $40 million revolving bank line of credit that was originally scheduled to expire on July 31, 2007.
     Under the terms of its bank facilities in Japan, ASI must generate operating profits on a statutory basis and must maintain a minimum level of equity. Additionally, under the terms of its bank facilities, AJI’s loans may be called upon, in an “event of default”, in which case the Japanese banks may call the loans outstanding at AJI, requiring immediate repayment, which we have guaranteed.
     Convertible Subordinated Notes
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $3.2 million are being amortized over 84 months and are being recorded as other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended December 30, 2006 and 2005. Debt amortization costs totaled $0.3 million during each of the nine-month periods ended December 31, 2006 and 2005.
     In a letter delivered to us on August 16, 2006, U.S. Bank National Association, as the trustee under the indenture relating to our convertible notes, asserted that Asyst was in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee our report on Form 10-K for the year ended March 31, 2006 and our Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of Default” under the indenture if the Company cured the default within 60 days after receipt of the notice, or if the default were waived by the holders of a majority in aggregate principal amount of the notes outstanding.
     On October 13, 2006, as amended on October 27, 2006 and November 28, 2006, we filed with the SEC our Form 10-K for the fiscal year ended March 31, 2006, and Form 10-Q for the quarter ended June 30, 2006, and delivered copies of those reports to the trustee, and that delivery cured any purported defaults under the indenture and asserted by the trustee in its letter referenced above. Asyst does not agree with the trustee’s assertion that the delayed filing of the annual and quarterly reports constituted a default under the indenture.
     Lines of Credit
     At December 31, 2006, ASI had revolving lines of credit with four Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $50 million at the exchange rate as of December 31, 2006. As of December 31, 2006, ASI had no outstanding borrowings, and a total of 6 billion Japanese Yen available under these lines of credit.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.42 percent at December 31, 2006 plus margins of 0.70 to 0.80 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.
     ASI was in compliance with these covenants at December 31, 2006. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiry dates to June 30, 2007, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.
     Our Japanese subsidiary, AJI, has terms loans outstanding with one Japanese bank. These loans are repayable monthly or quarterly through various dates ranging from March 2007 through May 2008. The loans carry annual interest rates between 1.4 to 2.3 percent and substantially all of these loans are guaranteed by Asyst Technologies, Inc. As of December 31, 2006, AJI had outstanding borrowings of 7.1 billion Japanese Yen or approximately $59.7 million, at exchange rates as of December 31, 2006. Of this total, approximately 1 billion Japanese Yen, or approximately $8.1 million was recorded within “current portion of long-term debt and capital leases” and 6.1 billion Japanese Yen, or approximately $51.6 million was recorded within “long-term debt and capital leases, net of current portion”. AJI had approximately $1.5 million of other borrowings, secured by accounts receivable balances, that are recorded as short-term debt.

12. RELATED PARTY TRANSACTIONS
     ASI has certain transactions with its minority shareholder, Shinko. Our subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At December 31, 2006 and March 31, 2006, respectively, significant balances with Shinko and MECS Korea were (in thousands):

	December 31,	March 31,
	2006	2006
Accounts payable and notes payable due to Shinko	$28,394	$13,406
Accrued liabilities due to Shinko	$139	$59
Accounts receivable from MECS Korea	$34	$90
Accounts payable due to MECS Korea	$171	$3
Accrued liabilities due to MECS Korea	$51	$81
     In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the three and nine months ended December 31, 2006 and 2005, sales to and purchases from Shinko and MECS Korea were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Material and service purchases from Shinko	$19,958	$15,800	$38,620	$44,400
Sales to MECS Korea	$35	$65	$39	$293
Purchases from MECS Korea	$250	$5	$274	$5
13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At December 31, 2006, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease
Remaining portion of 2007	$58	$1,103
2008	166	3,714
2009	151	1,883
2010	6	1,440
2011 and thereafter	6	4,188

Total	$387	$12,328

Less: interest	(11)

Present value of minimum lease payments	376
Less: current portion of capital leases	(175)

Capital leases, net of current portion	$201

     Rent expense under our operating leases was approximately $1.0 million and $1.6 million for the three-month periods ended December 31, 2006 and 2005, respectively; and $3.2 million and $4.5 million for the nine-month periods ended December 31, 2006 and 2005, respectively.
Legal Contingencies
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
     Following remand, the Company filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denied defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ‘421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. §271(f). At a case management conference held June 23, 2006, the Court set a trial date of December 1, 2006, (which was rescheduled to January 31, 2007) On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unamimous verdict in our favor., validating our patent in suit and awarding damages of approximately $75 million, The verdict is subject to several post trial motions which could take several months to resolve.Those motions and other factors, including legal fees, could significantly reduce our eventual recovery in the lawsuit, (if any). In parallel to this action,the defendants are seeking a reexamination by the Patent and Trademark Office of the claims in suit. A reexamination could significantly narrow or invalidate our patents in suit, or reduce or preclude damages recoverable by us in this action. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.
     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ASI. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “‘677 Patent”). Specifically the suit alleges infringement of the ‘677 Patent by elements of identifiable Shinko products and of ASI’s Over-head Shuttle and Over-head Hoist Transport products, and seeks monetary damages against both Shinko and ASI in an amount to be determined. The suit also seeks to enjoin future sales and shipments of such products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to continue to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to a mutual defense of the claims. However, we cannot predict the outcome of this proceeding and an adverse ruling, including a judgment awarding significant damages and enjoining sales and shipments of ASI’s Over-head Shuttle and Over-head Hoist Transport products, could have a material adverse effect on our operations and profitability and could result in a royalty payment or other obligations in the future that could adversely impact our gross margins.
     As discussed in Note 2, the Company received a letter dated June 7, 2006, from the SEC requesting that Asyst voluntarily produce documents relating to stock options granted from January 1, 1997 to the present. On June 26, 2006, the Company also received a grand jury subpoena of the same date from the United States District Court for the Northern District of California, requesting the production of documents relating to the Company’s past stock option grants and practices for the period from 1995 to the present. We recently received a letter from the SEC notifying us that its inquiry has been terminated with a recommendation that no enforcement action be taken. The U.S. Attorney’s office also recently informed us that the compliance date for its subpoena has been suspended until further notice.
     In addition, certain of the current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995. Both Actions assert causes of action for breach of fiduciary duty, unjust enrichment, corporate waste, abuse of control, gross mismanagement, accounting, rescission and violations of Section 25402 et. seq. of the California Corporations Code. The Federal Action also alleges that certain of the current and former defendant directors and officers breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated there under, and Section 20(a) of the Exchange Act. Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought. The State Action is currently stayed in favor of the Federal Action. The Company engaged outside counsel to represent it in the government inquiries and pending lawsuits.
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of December 31, 2006.
Indemnifications
     We, as permitted under California law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at its request in such capacity. In this regard, we have received numerous requests for indemnification by current and former officers and directors, with respect to asserted liability under the governmental inquiries and shareholder derivative actions described in the immediately preceding Legal Commitments section. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that we believe enables us to recover a portion of future amounts paid, subject to conditions and limitations of the polices. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is not material.
     Our sales agreements indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any claim of an amount we deem to be material.

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
     We reported in our Form 10-K for the fiscal year ended March 31, 2006, and filed on October 13, 2006, as amended on October 27, 2006 and November 28, 2006, information relating to the conclusion of our previously announced investigation of past stock option grants and practices by a Special Committee of our Board of Directors, which information is discussed in various sections of the Form 10-K, as amended on October 27, 2006 and November 28, 2006 that are summarized in the Explanatory Note on pages 1 and 2 of that report. As a result of the investigation, the Company restated the results of fiscal years 2005 and 2004, as summarized in Note 2 to the condensed consolidated financial statements. In addition, the financial statements for the three and nine months ended December 31, 2005 were also restated as a result of the above investigation. This is also described further in Note 2 to the consolidated condensed financial statements.
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

     In July 2006, we acquired, through a share purchase agreement,, an additional 44.1% of ASI from the minority shareholder Shinko for approximately $102 million plus transaction costs of approximately $5.7 million. With this transaction we have increased our holdings to 95.1%.
     We have two reportable segments:
     The AMHS segment, which consists principally of the entire ASI operations, includes automated transport and loading systems for semiconductor and flat panel display manufacturers.
     The Fab Automation segment includes interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software and service products.
     For the remainder of fiscal year 2007, we believe critical success factors include product quality and performance, customer relationships, and demand. Demand for our products can change significantly from period to period as a result of numerous factors, including but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for three and nine month periods ended December 31, 2006 may not be indicative of future operating results.
     The discussion of our financial condition and results of operations that follows is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
     Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2006 filed on October 13, 2006, as amended on October 27, 2006 and November 28, 2006 that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2006. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2006, and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of December 31, 2006, together with a summary of these material weaknesses and the status of our remediation efforts.
     Critical Accounting Policies and Estimates
     Our discussion and analysis the of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, goodwill and intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes there have been no significant changes during the nine month period ended December 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.
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
Results of Operations
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
AMHS:
Net sales	$77,847	$67,337	$216,548	$230,135
Cost of sales	58,620	41,775	161,703	155,837

Gross profit	$19,227	$25,562	$54,845	$74,298

Income from operations	$4,410	$14,520	$21,012	$36,013

Fab Automation Products:
Net sales	$48,288	$39,487	$149,217	$118,735
Cost of sales	29,399	23,073	90,379	73,899

Gross profit	$18,889	$16,414	$58,838	$44,836

Loss from operations	$(1,727)	$(3,537)	$(12,922)	$(13,268)

Consolidated:
Net sales	$126,135	$106,824	$365,765	$348,870
Cost of sales	88,019	64,848	252,082	229,736

Gross profit	$38,116	$41,976	$113,683	$119,134

Income from operations	$2,683	$10,983	$8,090	$22,745

     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
AMHS:
Net sales	61.7%	63.0%	59.2%	66.0%
Cost of sales	46.5%	39.1%	44.2%	44.7%

Gross profit	15.2%	23.9%	15.0%	21.3%

Income from operations	3.5%	13.6%	6.7%	10.3%

Fab Automation Products:
Net sales	38.3%	37.0%	40.8%	34.0%
Cost of sales	23.3%	21.6%	24.7%	21.2%

Gross profit	15.0%	15.4%	16.1%	12.9%

Loss from operations	(1.4)%	(3.3)%	(4.5)%	(3.8)%

Consolidated:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.8%	60.7%	68.9%	65.9%

Gross profit	30.2%	39.3%	31.1%	34.1%

Income from operations	2.1%	10.3%	2.2%	6.5%

Third Quarter of 2007 Compared to Third Quarter of 2006
Net Sales
Consolidated
     Net sales for the three months ended December 31, 2006 was $126 million, an increase of 18.1% compared to the corresponding period in the prior year. Substantially all of the increase was due to increased shipments of our 300mm semiconductor AMHS and Spartan equipment due to an increased demand for semiconductor equipment. Our service volume was relatively flat from the previous year.
AMHS
     Net sales for the three months ended December 31, 2006 was $78 million, an increase of 15.6% compared to the corresponding period in the prior year. The increase was primarily attributable to an increase in the shipments of our 300mm semiconductor equipment. This increase in net sales was partially offset by a decrease in our service sales of approximately $2 million for the period. The decline in service sales was primarily attributable to lower volume of spare parts and billable service contracts.
Fab Automation
     Net sales for the three months ended December 31, 2006 was $48 million, an increase of 22.3% compared to the corresponding period in the prior year. The increase was primarily attributable to an increase in the shipments of our Spartan systems and an increase in service sales. The increase in service sales was attributable to increased spare parts and billable repair volume.
First Nine Months of 2007 Compared to First Nine Months of 2006
Consolidated
     Net sales for the nine months ended December 31, 2006 were $366 million, an increase of 4.8% compared to the corresponding period in the prior year. Substantially, all of the increase was due to an increase in the shipments of our 300mm and Spartan equipment. This increase was significantly offset by a decrease in equipment sales to the Flat Panel Display manufacturers. To a lesser extent, there was also a decrease in service sales compared to the prior year.
AMHS
     Net sales for the nine months ended December 31, 2006 were $217 million, a decrease of 5.9% compared to the corresponding period in the prior year. The decrease was primarily attributable to a decrease in the shipments of our equipment to Flat Panel Display manufacturers. This decrease was partially offset by an increase in our shipments of 300mm semiconductor equipment. Service sales also decreased compared to the prior year. The decline in service sales was primarily attributable to lower volume of spare parts and billable service contracts.

Fab Automation
     Net sales for the nine months ended December 31, 2006 were $149 million, an increase of 25.6% compared to the corresponding period in the prior year. The increase was primarily attributable to an increase in the shipments of our 200mm and 300mm loadports, Spartan systems, and an increase in service sales. The increase in service sales was attributable to increased service volume of spare parts and billable repair..
Comparison of Expenses, Gross Margin, Interest & Other, and Income Taxes
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(as restated)		(as restated)
CONSOLIDATED:
NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES	69.8%	60.7%	68.9%	65.9%

Gross profit	30.2%	39.3%	31.1%	34.1%

OPERATING EXPENSES:
Research and development	6.1%	5.9%	7.0%	5.9%
Selling, general and administrative	17.3%	19.9%	17.4%	17.9%
Amortization of acquired intangible assets	4.7%	3.3%	4.0%	3.8%
Restructuring charges (credits)	—	(0.1)%	0.5%	—

Total operating expenses	28.1%	29.0%	28.9%	27.6%

Income from operations	2.1%	10.3%	2.2%	6.5%

INTEREST AND OTHER EXPENSE, NET:
Interest income	0.4%	0.7%	0.5%	0.5%
Interest expense	(2.1)%	(1.6)%	(1.8)%	(1.4)%
Other income, net	0.6%	3.2%	0.7%	1.2%

Interest and other expense, net	(1.1)%	2.3%	(0.6)%	0.3%

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1.0%	12.5%	1.6%	6.8%
PROVISION FOR INCOME TAXES	(1.2)%	(6.0)%	(2.1)%	(4.6)%
MINORITY INTEREST	(0.0)%	(3.9)%	(0.5)%	(2.9)%

NET INCOME (LOSS)	(0.2)%	2.6%	(1.0)%	(0.7)%

Gross Margin
     Consolidated
     Gross profit for the three-month period ended December 31, 2006 was $38 million and was $4 million lower than the corresponding period for the prior year. The gross margin percentage for the three-month period ended December 31, 2006 was 30 percent and decreased by 9 percent from the corresponding period of the prior year.
     Gross profit for the nine-month period ended December 31, 2006 was $114 million and decreased by $5 million compared with the corresponding period for the prior year. The gross margin percentage for the nine-month period ended December 31, 2006 was 31 percent and decreased by 3 percent from the corresponding period of the prior year.
AMHS
     The AMHS gross profit for the three-month period ended December 31, 2006 was $19 million with a gross margin of 25%, compared to $25 million gross profit or 38% gross margin for the three month period ended December 31, 2005. The decrease of $6 million or 13% is due to multiple projects which were completed with favorable cost variances in the prior year, and lower selling prices in the current year for new 300mm semiconductor projects.
     The gross profit for the nine-month period ended December 31, 2006 was $55 million with a gross margin of 25%, compared to $74 million gross profit or 32% gross margin for the same period ending December 31, 2005. The decrease of $19 million or 7% was primarily due to multiple projects which were completed with favorable cost variances in the prior year, lower 300mm semiconductor volume as well as selling prices, lower FPD and service volume, and a one-time charge of $3.4 million associated with the write-up of inventory to fair value in connection with the ASI purchase transaction that was concluded during the second quarter of fiscal year 2007 and its subsequent sale.
Fab Automation
     The Fab Automation gross profit was $19 million for the three-month period ended December 31, 2006 and increased by $2 million compared with the same period of the prior year due to higher Spartan and service volume. The Fab Automation gross margin was 39 percent for the three-month period ended December 31, 2006 and decreased by 3 percent as compared with the same period of the prior year. The primary reason for the gross margin decrease was attributed to a change in product mix, with a larger number of higher margin products such as the 200mm and Auto –ID products being sold in the prior year than in the current year.
     The gross profit for the nine-month period ended December 31, 2006 was $59 million and increased by $14 million compared with the same period of the prior year due to the increase in volume for 200mm and 300mm loadports, Spartan, and service. The Fab Automation gross margin was 39 percent for the nine-month period ended December 31, 2006 and increased by 2 percent as compared with the same period of the prior year primarily due to product cost reductions and a favorablechange in product mix, with the current year including more of the 200mm products than the prior year.
Research and Development

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2006	2005	Change	2006		2005	Change
		(as restated)				(as restated)
Research and development	$7,690	$6,342	$1,348	$25,679		$20,562	$5,117

Percentage of total net sales	6.1%	5.9%		7.0.	%	5.9%

     The research and development expense was $7.7 million for the three-month period ended December 31, 2006, which increased by $1.3 million compared to the same period in fiscal 2006. The increase was primarily due to a $1.3 million increase in payroll related expenses, a $0.2 increase in stock compensation expense, partially offset by decrease in facilities and outside services expenses of $0.2 million.
     The research and development expenses were $26 million for the nine-month period ended December 31, 2006, and increased by $5.1 million compared to the same period in fiscal 2006. The increase was due to a $1.5 million non-cash charge for in-process research and development as part of the ASI purchase transaction completed during the second quarter of fiscal year 2007, a $5.9 million increase in payroll and stock compensation expenses, partially offset by a decrease of $2.3 million decrease in prototype material, facilities, and other expenses.
     The research and development expenses may vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that management believes are necessary for enhancements to our current products and for developing new products and product lines.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2006	2005	Change	2006	2005	Change
		(as restated)			(as restated)
Selling, general and administrative	$21,831	$21,295	$536	$63,669	$62,746	$923

Percentage of total net sales	17.3%	19.1%		17.4%	18.0%

     The selling, general and administrative expenses were $22 million for the period ended December 31, 2006, and basically consistent as compared with the same period of fiscal 2006. Primary changes were a $2.1 million decrease in the allowance for doubtful accounts, offset by a $2.6 million increase in payroll related expenses, travel, stock compensation, and supplies and other miscellaneous.
     The selling, general and administrative expenses were $64 million for the nine-month period ended December 31, 2006, and increased by $0.9 million as compared with the same period of fiscal 2006. The increase was primarily due to a $8.1 million increase in payroll related expenses, travel, stock compensation, and a $4.2 million increase in legal and accounting fees related to our investigation, assessment, and reviews related to prior period stock option grants. The increases in selling, general and administrative expenses were offset by a $7.7 million decrease in the allowance for doubtful accounts in accordance with our policies and a decrease of $3.7 million in facilities and other expenses.
Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2006	2005	Change	2006	2005	Change
Amortization of acquired intangible assets	$5,912	$3,494	$2,418	$14,461	$13,126	$1,355

Percentage of total net sales	4.7%	3.3%		4.0%	3.8%

     The increase in amortization expense for the three month period ended December 31, 2006 compared with the corresponding period in the prior fiscal year was due to the additional intangibles as part of our acquisition of an additional 44.1% interest in ASI in July 2006 as well as to exchange rate fluctuations as the majority of our intangible assets are denominated in Japanese Yen. The increase in the amortization expense for the nine month period ended December 31, 2006 compared with the corresponding period in the prior fiscal period was attributable to the additional acquired intangibles.
Restructuring Charges (credits)
     The following table summarizes the activities in our restructuring accrual during the three and nine-month periods ended December 31, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2006	2005	Change	2006	2005	Change
Restructuring charges (credits)	$—	$(138)	$138	$1,784	$(45)	$1,829

Percentage of total net sales	0.0%	(0.1)%		0.5%	(0.0)%

     We incurred restructuring charges of $1.8 million during the nine-month period ended December 31, 2006 related to excess facility charges in connection with our corporate office relocation. We do not expect to receive a benefit to future earnings from the FY07 Plan.

     The outstanding accrual amount at December 31, 2006, as noted in the table below consists of future lease obligations on vacated facilities in excess of estimated future sublease proceeds which will be paid over the next five quarters. All remaining accrual balances are expected to be settled in cash.

(in thousands):	Excess Facilities
Balance, March 31, 2006	$105
Additional accruals	1,812
Non-cash utilization	(188)
Amounts paid in cash	(533)

Balance, June 30, 2006	1,196
Reduction in accruals	(26)
Amounts paid in cash	(186)

Balance, September 30, 2006	$984
Amounts paid in cash	(186)

Balance, December 31, 2006	$798

Interest Income, Interest Expense and Other Income, Net

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands)	2006	2005	Change	2006	2005	Change
Interest income	$552	$706	$(154)	$1,828	$1,798	$30

Interest expense	$2,678	$1,714	$964	$6,624	$5,126	$1,498

Other income, net	$800	$3,417	$(2,617)	$2,596	$4,267	$(1,671)

     Interest income for the three and nine-month periods ended December 31, 2006 was flat with comparable periods in fiscal year 2006 due to slightly higher average interest rates on lower cash and investment balances.
     Interest expense was higher primarily due to a higher loan balances on our outstanding debt balances for the three and nine-month periods ended December 31, 2006, as compared to the same periods of fiscal 2006, related to the additional ownership of ASI.
     Other income, net was lower due to a decrease in royalty income related to the achievement of certain milestones in FY06 from our royalty partner on our licensed products for the three and nine month periods ended December 31, 2006.
Income Taxes

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2006	2005	Change	2006	2005	Change
		(as restated)			(as restated)
Provision for income taxes	$1,569	$6,426	$(4,857)	$7,661	$16,110	$(8,449)

Percentage of total net sales	1.2%	6.0%		2.1%	4.6%

     The provision for income taxes for the three-month period ended December 31, 2006 was $1.6 million, which included a tax benefit of $2.3 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.0 million tax provision recorded by ASI and a tax benefit of $0.1 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the U.S. statutory rate, and U.S. losses not providing current tax benefits.
     The provision for income taxes for the three-month period ended December 31, 2005 was $6.4 million, which included a tax benefit of $1.0 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $7.4 million tax provision recorded by ASI and a tax provision of $0.2 million recorded primarily by other international subsidiaries.
     The provision for income taxes for the nine-month period ended December 31, 2006 was $7.7 million, which included a tax benefit of $6.7 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $13.3 million tax provision recorded by ASI and a tax expense of $1.1 million recorded primarily by other international subsidiaries.

The Company’s effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the U.S. statutory rate, and U.S. losses not providing current tax benefits.
          The provision for income taxes for the nine-month period ended December 31, 2005 was $16.1 million, which included a tax benefit of $4.3 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $18.9 million tax provision recorded by ASI and a tax provision of $1.5 million recorded primarily by other international subsidiaries.
     In November 2005, FASB issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123(R), Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are in the process of evaluating which transition method to adopt and the potential impact of this new guidance on its results of operation and financial position. Due to the large net operating loss carry-forward from the prior years which has a full valuation allowance, we do not expect the tax impact from the newly enacted FAS 123(R) rule to be significant.
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
     The tables below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Nine Months Ended
	December 31,
	2006	2005
		(as restated)
Net cash provided by operating activities	$44.5	$43.0
Net cash provided by (used in) investing activities	$(96.4)	$13.4
Net cash provided by (used in) financing activities	$56.0	$(6.4)

Cash Flows from Operating Activities

Net loss		$(3.4)
Depreciation and amortization		21.0
Minority interest in net income of consolidated subsidiary		1.8
Stock-based compensation expense		4.7
Deferred taxes, net		(6.7)
Other non-cash charges		(6.3)
Decrease in accounts receivable		19.2
Increase in inventories		(24.8)
Decrease in prepaid expenses and other assets		(8.6)
Increase in accounts payable, accrued liabilities and deferred margin		47.6

Net cash provided by operating activities		$44.5

     During the nine-month period ended December 31, 2006, the majority of the increases in inventory and corresponding changes in accounts payable and accrued liabilities are the result of an increase in work in progress on non-percentage of completion contracts at ASI. These contracts require 100% completion before customer acceptance. Upon acceptance these projects will be relieved from inventory.

     Net cash of $43.0 million was used in funding our operating activities for the nine-month period ended December 31, 2005, primarily due to a net loss of $2.5 million and $11.8 million increase in working capital, which comprises a $25.7 million decrease in accounts receivable, an increase of $7.5 million in inventories, a decrease of $16.8 million in accounts payable, accrued and other liabilities and deferred margin, a decrease $10.4 million in prepaid and other assets and various non-cash charges of $33.7 million, including depreciation and amortization and minority interest.
     As sales volume has increased at ASI for both the three and nine month periods ended December 31, 2006, our overall days sales outstanding (“DSO”) has decreased to 92 days at December 31, 2006 from 110 days at March 31, 2006, and 124 days at December 31, 2005. This decrease is due in large part to large collection of A/R at ASI. Unbilled receivables also decreased due to the increase in revenues recognized by ASI under the percentage-of-completion method. The Company periodically engages in factoring programs for receivables as a method of effectively collecting cash on these assets.
     Our inventory turns were 7.2 times on an annualized basis for the nine-month period ended December 31, 2006, compared to 6.0 times for the same period of fiscal 2006, due to build up inventory for future AMHS projects at ASI and Spartan inventory at ATI.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments, and inventory levels.
Cash Flows from Investing Activities
     Net cash used in investing activities was $96.4 million for the nine-month period ended December 31, 2006, due to $105.3 million for additional investment in subsidiary, $15.3 million in net sales of short-term investments and $6.4 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
     Net cash provided by investing activities was $13.4 million for the nine month period ended December 31, 2005, due to $18.7 million in net sales of short-term investments, partially offset with $5.3 million in purchases of property and equipment, primarily fixed assets for research and development and computer hardware and software.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $56.0 million for the nine-month period ended December 31, 2006, due to $212.2 million in proceeds from the ASI line of credit, partially offset by $212.8 million in payments to the line of credit and $2.4 million in proceeds from the issuance of common stock under our employee stock programs, net proceeds from borrowings of $60.5 million and dividends of $6.3 million.
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
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year, and are redeemable at our option. Debt issuance costs of $3.2 million are being amortized over 84 months and are being recorded as other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended December 31, 2006 and 2005, respectively, and $0.3 million during each of the nine-month periods ended December 30, 2006 and 2005, respectively.

     Other Debt Financing Arrangements
     At December 31, 2006, Asyst had revolving line of credit agreements in place for approximately $140 million, with $90 million through a credit facility with Bank of America, N.A. (See Note 12) and $50 million through agreements between ASI and various banks. Approximately $56 million of credit was available to the Company before restrictions at December 31, 2006. $12 million is restricted primarily under the terms of the purchase agreement for ASI (See Note 6), with an additional $4 million in debt covenant ratio restrictions, bringing the net available credit under all of the Company’s credit facilities to $37 million at December 31, 2006.
     The credit arrangement providing ASI with $50 million of revolving credit is with four Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $50.0 million at the exchange rate as of December 31, 2006. As of December 31, 2006, ASI had no outstanding borrowings, and a total of 6 billion Japanese Yen available under these lines of credit.
     ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.40 percent at December 31, 2006 plus margins of 0.70 to 1.00 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end.
     ASI was in compliance with these covenants at December 31, 2006. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiration dates to June 30, 2007, at which time all amounts outstanding under these lines of credit will be due and payable, unless the lines of credit are extended.
     Our Japanese subsidiary, AJI, has terms loans outstanding with one Japanese bank. These loans are repayable monthly or quarterly through various dates ranging from March 2007 through May 2008. The loans carry annual interest rates between 1.4 to 2.3 percent and substantially all of these loans are guaranteed by Asyst Technologies, Inc. As of December 31, 2006, AJI had outstanding borrowings of 7.1 billion Japanese Yen or approximately $59.7 million, at exchange rates as of December 31, 2006. Of this total, approximately 1 billion Japanese Yen, or approximately $8.1 million was recorded within “current portion of long-term debt and capital leases” and 6.1 billion Japanese Yen, or approximately $51.6 million was recorded within “long-term debt and capital leases, net of current portion”. AJI had approximately $1.5 million of borrowings, secured by accounts receivable balances, that are recorded as short-term debt.
Acquisition and Related Debt Financing Facility
     On June 22, 2006, Asyst established a $115 million, three-year, senior secured revolving credit and term loan facility. The credit facility was arranged by Banc of America Securities LLC. Bank of America, N.A. will serve as administrative agent. A syndicate of lenders and financial institutions, including Comerica, Development Bank of Japan, Key Bank, and Union Bank of California, is participating in the facility with Bank of America. Asyst has the ability to borrow US Dollars or Japanese Yen under the facility. The facility carries a variable interest rate that is currently approximately 3.0% on Yen-based balances. The Company has also capitalized approximately $3.5 million of financing costs and will amortize this balance over the life of the facility. The Company amortized approximately $0.3 million during the three months ended December 31, 2006. On July 14, 2006, $81.5 million of this credit facility, plus an additional $20.0 million from AJI, were used to finance the purchase of an additional 44.1% of the ASI shares. At December 31, 2006, the outstanding balance under this credit facility was $59 million, and the amount available to borrow under the facility was $45 million.
     On July 14, 2006, Asyst and AJI purchased from Shinko shares of ASI representing an additional 44.1% of outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1%. As of the that date, we borrowed an aggregate amount of approximately $81.5 million under the senior credit facility to fund the purchase of shares reported above and for general working capital purposes, and issued a letter of credit in favor of Shinko for approximately $10.9 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership.
     At any time as of or after the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9% of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US $10.9 million at the December 31, 2006 exchange rate).
     The $115 million senior secured credit agreement contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although Asyst has not paid any cash dividends on its common stock in the past and does not anticipate paying any such cash dividends in the foreseeable future, the facility restricts its ability to pay such dividends (subject to certain exceptions, including the dividend payments from ASI to Shinko provided under the Share Purchase Agreement described in Item 1 in this report). Nonpayment of amounts due, a violation of these covenants or the occurrence of other events of default set forth in the credit agreement including a cross-default under the indenture could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding
     While we expect to meet the financial covenants under our various borrowing arrangements in the future, we cannot give absolute assurance that we will meet these financial covenants, including those contained in the senior secured credit facility. Specifically, we are required to maintain compliance with covenants establishing minimum EBITDA operating performance by the Company as a ratio of our total borrowing available under the senior secured credit facility. Our failure in any fiscal quarter to meet those and other covenant requirements could result in a reduction of our permitted borrowing under the facility, an acceleration of certain repayment obligations, and/or an Event of Default (which, if uncured by us or not waived by the lenders under the terms of the facility, would require the acceleration of all re-payment obligations under the facility
     In accordance with EITF 00-4, on July 14, 2006, AJI has accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result has treated the transaction as an acquisition of the full remaining 49% interest of ASI. Accordingly, AJI has recorded a liability, equivalent to the net present value of both the JPY 1.3 billion fixed payment for the 4.9% remaining interest and a fixed annual dividend payment of JPY 65 million and will accrete the discount recorded to interest expense over the next twelve months until the first potential exercise date. The liability has been classified within “accrued and other liabilities” on the condensed consolidated balance sheet.
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $389 million and have incurred losses during the last five fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash and cash equivalents aggregated $98 million at December 31, 2006. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.
     As a result of the delay in filing of the Form 10-K, as amended on October 27, 2006 and November 28, 2006, for our fiscal year ended March 31, 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.
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
     As a result of the late filing on October 13, 2006, as amended on October 27, 2006 and November 28, 2006 of the Form 10-K for the fiscal year 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others for one year. The inability to use Form S-3 could adversely affect our ability to raise capital during this period. If we fail to timely file a future periodic report with the SEC and were delisted, it could severely impact our ability to raise future capital and could have an adverse impact on our overall future liquidity. However, we are still eligible to register our securities on Form S-1.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective for the Company for the annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to foreign currency risks since March 31, 2006, the end of our preceding fiscal year. Our exposure to interest rate risk has been reduced to zero, as we do not have short term investments for the three month period ended December 31, 2006.
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
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate from the level at December 31, 2006, our operating income may improve or deteriorate as noted in the table below (in thousands).

	Strengthening in		No change in	Weakening in
	Japanese Yen of		Japanese Yen	Japanese Yen of
	X percent		exchange rate	X percent
	10%	5%		5%	10%
Net loss for the nine months ended December 31, 2006	$(529)	$(2,054)	$(3,428)	$(4,669)	$(5,798)
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
     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2006. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2006, which remained outstanding as of December 31, 2006:
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

Management’s Remediation Initiatives
     The material weaknesses described above also existed at December 31, 2006. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting. We plan to further strengthen our controls over revenue recognition and accrued liabilities and deferred costs with additional hiring and continuous improvements in our training in the application of U.S. generally accepted accounting principles for revenue recognition, accrued liabilities and deferred costs. We plan to further improve the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that have already been introduced by us.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 13, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.
ITEM 1A. RISK FACTORS
We have a history of significant losses.
     We have a history of significant losses. For the nine month period ended December 31, 2006, our net loss was $3.4 million and accumulated deficit at December 31, 2006 was $389 million, compared to a net loss of $0.1 million for the fiscal year ended March 31, 2006 and accumulated deficit of $385 million at March 31, 2006. We may also continue to experience significant losses in the future.
We face significant pending and potential risks in connection with our outstanding indebtedness; if we are not able to resolve existing uncertainties and restructure portions of this debt on a timely basis on desired terms in the future, our ability to discharge our obligations under this indebtedness, liquidity and business may be materially harmed.
     We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2006:
•	Under a senior secured credit agreement entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9% ASI share ownership. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due in three years after July 14, 2006, provided that Asyst’s outstanding 5 3/4% convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008. At December 31, 2006, the outstanding balance under this credit facility was approximately $59 million.

•	We have approximately $86 million outstanding under our 5 3/4% convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are redeemable at our option.

•	In a letter delivered to us and dated August 16, 2006, U.S. Bank National Association, as the trustee under the indenture relating to these notes, asserted that Asyst was in default under the notes’ indenture because of the previously announced delays in filing with the SEC and the trustee the report on Form 10-K for the year ended March 31, 2006 and in filing with the SEC our Form 10-Q for the fiscal quarter ended June 30, 2006. The letter stated that this asserted default was not an “Event of

Default” under the indenture if the Company cured the default within 60 days after receipt of the notice, or if the default is waived by the holders of a majority in aggregate principal amount of the notes outstanding.

•	If an Event of Default were to occur, and is continuing under the indenture, the trustee or the holders of at least 25% in aggregate principal amount of the notes at the time outstanding may accelerate maturity of the notes.

•	Asyst does not agree with the trustee’s assertion that the delays in filing of the annual and quarterly reports constituted a default under its indenture. However, on October 13, 2006, as amended on October 27, 2006, we filed with the SEC our reports on Form 10-K for the year ended March 31, 2006 and Form 10-Q for the fiscal quarter ended June 30, 2006, and delivered copies of those reports to the trustee. That delivery cured any purported defaults under the indenture and asserted by the trustee in its letter referenced above.

•	At December 31, 2006, ASI had four revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $50 million at the exchange rate as of March 31, 2006. As of December 31, 2006, the amount available under these lines of credit was 6 billion Japanese Yen or approximately $50 million at the exchange rate as of December 31, 2006.

•	Comerica Bank has agreed to continue to maintain a letter of credit in the amount of $750,000 in favor of the landlord under our current headquarters lease in Fremont, California, on an unsecured basis, notwithstanding the previously reported termination of the Amended and Restated Loan and Security Agreement dated as of May 15, 2004, between Asyst and Comerica Bank (which termination became effective with the borrowing described above under the senior secured credit facility). There were no amounts outstanding for borrowed money under the Comerica Bank line of credit that otherwise was scheduled to expire on July 30, 2007.

•	As a result of compliance with the covenants in the Bank of America facility, the net available borrowing capacity at December 31, 2006 under all of the Company’s credit facilities is restricted to approximately $37 million.
     The $115 million senior secured credit agreement contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although Asyst has not paid any cash dividends on its common stock in the past and does not anticipate paying any such cash dividends in the foreseeable future, the facility restricts its ability to pay such dividends (subject to certain exceptions, including the dividend payments from ASI to Shinko provided under the Share Purchase Agreement described in Item 1 in this report). Nonpayment of amounts due, a violation of these covenants or the occurrence of other events of default set forth in the credit agreement including a cross-default under the indenture could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding
     While we expect to meet the financial covenants under our various borrowing arrangements in the future, we cannot give absolute assurance that we will meet these financial covenants, including those contained in the senior secured credit facility. Specifically, we are required to maintain compliance with covenants establishing minimum EBITDA operating performance by the Company as a ratio of our total borrowing available under the senior secured credit facility. Our failure in any fiscal quarter to meet those and other covenant requirements could result in a reduction of our permitted borrowing under the facility, an acceleration of certain repayment obligations, and/or an Event of Default (which, if uncured by us or not waived by the lenders under the terms of the facility, would require the acceleration of all re-payment obligations under the facility
     Alternatively, due to the cyclical and uncertain nature of cash flows and collections from our customers, our borrowing to fund operations or working capital could exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may be required to pay down the outstanding borrowings from available cash to maintain compliance with our financial covenants. If we are unable to meet any such covenants, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings.
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
     As a general matter, our operations have, in the past, consumed cash and may do so in the future. We have in the past obtained additional financing to meet our working capital needs or to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to meet our current or future obligations on a timely basis, fund any desired expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity or convertible securities, our shareholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing new or restructured debt, we may be subject to further limitations on our operations. Any of the foregoing circumstances could adversely affect our business.
We face additional risks and costs as a result of the delayed filing of our SEC reports described below and the time, cost and outcome of our Special Committee investigation into past stock option grants and practices.
     We delayed the filing of the Form 10-K, and our Form 10-Q for the fiscal quarter ended June 30, 2006, pending completion of a previously announced independent investigation into our past stock option grant practices, being conducted by a Special Committee of our Board of Directors. Due to this delay and review, we have experienced substantial additional risks and costs. However, on October 13, 2006, as amended on October 27, 2006 and November 28, 2006, we filed with the SEC our Annual Report on Form 10-K for the year ended March 31, 2006 and Form 10-Q for the quarter ended June 30, 2006.
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
     The option grant investigation was time-consuming, required Asyst to incur significant additional expenses, in excess of $5 million over the first three quarters of our fiscal year 2007, and required significant management attention and resources during this period.
     As a result of the delay in filing of our Form 10-K for fiscal year 2006 and the Form 10-Q for our fiscal quarter ended June 30, 2006, we received notices from the NASDAQ Global Market to the effect that our common stock would be de-listed unless prior to November 30, 2006, we file the Form 10-K for fiscal year 2006 and the Form 10-Q for the fiscal quarter ended June 30, 2006, with any required restatements. We filed on October 13, 2006, and as amended on October 27, 2006 and November 28,2006 with the SEC our Annual Report on Form 10-K for the year ended March 31, 2006 and Form 10-Q for the quarter ended June 30, 2006.
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
     We are not able to predict the future outcome of these legal actions. These matters could result in significant legal expenses, diversion of management’s attention from our business, commencement of formal civil or criminal administrative or litigation actions against Asyst or our current or former employees or directors, significant fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business. The SEC may also disagree with the manner in which we have accounted for and reported (or not reported) the financial impact of past option grant measurement date errors or other potential accounting errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not currently contemplated. Any such circumstance could also lead to future delays in filing of our subsequent SEC reports, and consequent risks of defaults under debt obligations and de-listing of our common stock.
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
     In our Form 10-K filed June 29, 2005, the first year we included an internal control report, we also reported that our disclosure controls and procedures and internal control were not effective. However, last year we reported eleven separately described material weaknesses. We describe in Item 9A of the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed October 13, 2006, as amended on October 27, 2006 and November 28, 2006 two material weaknesses. We are in the process of remediating previously reported material weaknesses.
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
     Net sales of AMHS accounted for approximately 64 percent and 62 percent of our net sales for the years ended March 31, 2006 and 2005, respectively, and is expected to be an important component of our future sales. Substantially all of our AMHS sales are through our subsidiary, ASI, of which we acquired 51 percent in the third quarter of fiscal year 2003 and increased our holdings to 95.1% during the second quarter of fiscal year 2007.

     Orders for AMHS are relatively large, often exceeding $20 million for a given project or for an extension of a project. Because of the size of these orders, our revenues are often concentrated among a small number of customers in any fiscal period. Additionally, the manufacturing and the installation of these systems at our customers’ facilities can take up to six months or longer.
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
     Any type of economic instability in parts of Asia where we do business, can have a severe negative impact on our operating results, due to the large concentration of our sales activities in this region.
     Although we invoice a significant portion of our international sales in United States dollars, we invoice our sales in Japan in Japanese yen. Future changes in the exchange rate of the U.S. dollar to the Japanese yen may adversely affect our future results of operations. We have not engaged in active currency hedging transactions; however, we commenced a limited hedging program in the first quarter of fiscal year 2007. Nonetheless, as we expand our international operations, we may allow payment in additional foreign currencies and our exposure to losses due to foreign currency transactions may increase. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declined in value relative to a local currency, we could be required to pay more for our expenditures in that market, including salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, we may lose customers if exchange rate fluctuations, currency devaluations or economic crises increase the local currency price of our products and manufacturing costs or reduce our customers’ ability to purchase our products
     Asian and European courts might not enforce judgments rendered in the United States. There is doubt as to the enforceability in Asia and Europe of judgments obtained in any federal or state court in the United States in civil and commercial matters. The United States does not currently have a treaty with many Asian and European countries providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of a fixed debt or sum of money rendered by any federal or state court in the United States would not automatically be enforceable in many European and Asian countries.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held on December 14, 2006.
     1. At the meeting, the following individuals were elected to serve as members of the Company’s Board of Directors until the next Annual Meeting of Shareholders and until their successors are elected and have qualified:
Nominees:

	FOR	WITHHELD
Stephen S. Schwartz, Ph.D.	40,585,857	2,931,590
Stanley Grubel	40,864,531	2,652,916
Tsuyoshi E. Kawanishi	23,793,344	19,724,103
Robert A. McNamara	24,642,150	18,875,297
Anthony E. Santelli	40,851,671	3,665,776
William Simon	40,854,194	2,663,253
Walter W. Wilson	39,595,600	3,921,847

Each of the other proposals presented at the meeting was approved as follows:
2.	To approve amendments to our 2003 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN	NO-VOTE
23,967,548	8,535,766	50,939	10,963,194
     3. To approve an amendment to our 1993 Employee Stock Purchase Plan:

FOR	AGAINST	ABSTAIN	NO-VOTE
28,630,039	3,865,710	5,850	1,093,194
     4. To ratify the selection of PricewaterhouseCoopers, LLP as our independent registered public accounting firm for the fiscal year 2007:

FOR	AGAINST	ABSTAIN	NO-VOTE
43,197,663	144,074	175,710	—

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	4.2	000-22430	6/18/1999.

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

10.3*	Company’s 1993 Employee Stock Purchase Plan as amended and approved by the Registrant’s shareholders through December 14, 2006	14A	App. B	000-22430	11/03/06

10.32*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through December 14, 2006	14A	App. A	000-22430	11/03/06

10.43	First Amendment to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of October 13, 2006.					X

10.44	Second Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of November 13, 2006.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.45	Third Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of December 29, 2006.					X

10.46*	Form of Change–in-Control Agreement entered into between the Company and certain executive officers.					X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: February 9, 2007	By:	/s/MICHAEL A. SICURO
Michael A. Sicuro
Chief Financial Officer

     Signing on behalf of the Registrant as a duly authorized officer and as the principal accounting and financial officer.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	4.2	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

10.3*	Company’s 1993 Employee Stock Purchase Plan as amended and approved by the Registrant’s shareholders through December 14, 2006	14A	App. B	000-22430	11/03/06

10.32*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through December 14, 2006	14A	App. A	000-22430	11/03/06

10.43	First Amendment to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of October 13, 2006.					X

10.44	Second Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of November 13, 2006.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.45	Third Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of December 29, 2006.					X

10.46*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers.					X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement