Form 10-K
period 2007-03-31
ASYST TECHNOLOGIES INC
filed 2007-06-12
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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

Registrant’s telephone number, including area code:
(510) 661-5000

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as reported by the NASDAQ Global Market as September 29, 2006, based upon the closing price of the common stock as of that date was approximately $331,086,000.

There were 49,467,742 shares of common stock, no par value, outstanding as of June 4, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended March 31, 2007 are incorporated by reference into Part III of this report.

ASYST TECHNOLOGIES, INC.

		Page No.

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92
Item 9A.	Controls and Procedures	92
Item 9B.	Other Information	94

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	95
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95
Item 13.	Certain Relationships and Related Transactions, and Director Independence	95
Item 14.	Principal Accountant Fees and Services	95

PART IV
Item 15.	Exhibits, and Financial Statement Schedules	95
EXHIBIT 10.17
EXHIBIT 10.25
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of March 31, 2007, and for each of the three years in the period ended March 31, 2007 as filed in this report.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “ATI”, “Asyst” and “the Company” refer to Asyst Technologies, Inc. and its subsidiaries.

ASYST, the Asyst logo, Asyst Shinko, AdvanTag, Domain Logix, Fastrack, IsoPort, Spartan and Versaport are registered trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States or in other countries. SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMART-Tag, SMART-Traveler, SMART-Comm, EIB and NexEDA are trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States or in other countries. All other brands, products or service names are or may be trademarks or service marks of, and are used to identify products or services of, their respective owners.

Item 1 —	Business

Overview

We develop, manufacture, sell and support integrated hardware and software automation systems primarily for the semiconductor, and secondarily for the flat panel display (“FPD”), manufacturing industries. Our systems are designed to enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yields, and to protect their investment in fragile materials and work-in-process. We believe that our systems are becoming increasingly important because of several trends in the manufacturing of semiconductors and FPDs:

•	The use of larger diameter silicon wafers, which require automated handling because of ergonomic issues and increased yield risk.

•	The use of larger size glass panels for the manufacturing of FPDs, which require automated handling because of the extreme bulk and weight of the panels.

•	Continuing decreases in semiconductor device line widths, which require higher levels of cleanliness in the manufacturing process.

•	Increasingly complex semiconductor devices, which require more process steps and thus greater transportation and tool loading capabilities and higher throughput.

•	Continuing customer requirements for enhanced manufacturing control, productivity and return on capital.

We sell our systems directly to semiconductor and FPD manufacturers, as well as to original equipment manufacturers (“OEMs”) that make production equipment for sale to semiconductor manufacturers and FPD manufacturers.

Acquisition and Related Debt Financing Facility

On July 14, 2006, Asyst and Asyst Japan Inc. (“AJI”) purchased from Shinko Electric Co., Ltd. (“Shinko”) shares of Asyst Shinko Inc., or ASI, representing an additional 44.1 percent of the outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14, 2006 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1 percent.

At any time as of or after the first anniversary of the closing, and subject to the other provisions of the share purchase agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9 percent of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately $11.4 million at the March 31, 2007 exchange rate).

On June 22, 2006, Asyst entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager, and the other parties to the agreement. The $115 million senior secured credit facility under this agreement consists of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due three years after the credit agreement closing date (provided that Asyst’s outstanding 5 3/4 percent convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008).

Under the senior credit agreement, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9 percent ASI share ownership.

Industry Background:

Semiconductor Manufacturing Automation

Advances in semiconductor production equipment and facilities have supported the continuation of historical trends toward production of more complex devices on ever larger wafers. Although significant capacity is in place for producing chips on 200mm wafers, most of the industry’s incremental capacity is being added for production of chips on 300mm wafers. Semiconductor devices are increasingly complex, driving the need for more process steps. Line widths for many advanced production chips have decreased to less than 65 nanometers and are expected to decrease further. In addition, the increasing cost of semiconductor manufacturing equipment and facilities, as well as the continuing trends toward decreasing unit prices for many semiconductor devices, continues to push semiconductor manufactures to maximize manufacturing productivity. Keeping pace with these trends presents semiconductor manufacturers with a number of technical and economic challenges.

In response to these challenges, many semiconductor manufacturers use automation systems to maximize tool and facility utilization, efficiency and yield, and to minimize cycle times, investment in work-in-process inventory, mishandling, misprocessing and contamination. We believe that semiconductor manufacturers will increase their commitments to these solutions in their fabs, given trends toward lower cost semiconductor devices, the increasing cost of fabs, the increasing cost of work-in-process inventory, and the ergonomic issues introduced by the weight and bulk of loaded 300mm wafer carriers.

As device dimensions decrease, the harmful effects of microscopic contamination or abrasions during the manufacturing process increase, heightening the need for isolation of wafers throughout manufacturing and controlled environments around tools. Isolation technology allows for control of the environment in the immediate vicinity of the in-process wafers and the tools. Wafers are enclosed in sealed carriers, which provide additional environmental control during storage, transport and loading and unloading of the tools. The carrier is docked with an automated system that typically includes a load port or other door-opening device and a robotic transfer arm to move the wafer from the carrier to the tool. An enclosure with engineered airflows surrounds and encapsulates this system. Because wafer carriers fully encapsulate the wafers during transport between process steps and during tool loading and unloading, these devices also help protect the wafers from accidental damage due to mishandling.

Semiconductor manufacturers are also increasingly automating the tracking, sorting, stocking and transport of wafers throughout the fab, as well as wafer carrier loading and unloading at the tool. In 200mm manufacturing, these technologies are employed to reduce the risk of misprocessing, to efficiently track and manage work-in-process inventory, and to speed the movement of wafers between manufacturing steps. In 300mm manufacturing, these technologies take on added importance because of the increased value of typical 300mm wafer lots and the ergonomic issues associated with human transport and loading of heavy, bulky 300mm wafer carriers.

FPD Manufacturing Automation

The FPD industry uses several different sizes of glass substrates to manufacture FPDs. To some extent, manufacturers can capture economies of scale by processing very large panels, which then can be cut into appropriate sizes depending on the application. Manufacturers also are migrating to large glass panels to serve the emerging market for large-screen liquid crystal display (“LCD”) televisions. As these panels reach sizes of 8,000 square inches and more, automated transport and robotic handling systems are increasingly necessary to cope with the substantial size and weight of these glass panels.

The Asyst Solution

We offer a comprehensive line of integrated automation systems for the semiconductor and FPD manufacturing industries. These solutions provide two distinct benefits to semiconductor manufacturers:

Increased Manufacturing Productivity.  We believe that semiconductor manufacturers are able to attain a higher level of productivity and performance in their fabs by integrating our products into their manufacturing processes. With our automated transportation, stocking, sorting, loading and wafer handling solutions, tool idle time is reduced and timely wafer delivery is improved, thereby increasing equipment utilization and productivity and providing an opportunity to reduce work-in-process inventory. In addition, our connectivity software solutions help to improve semiconductor manufactures’ access to automation performance and other tool information, which in turn can help them improve the performance of their automation and their process tools.

Higher Yields.  Our isolation technology, robotics solutions and automated transport and loading systems provide semiconductor manufacturers with efficient contamination control throughout the wafer manufacturing process and greater protection from wafer mishandling, resulting in more rapid achievement of higher yields. Our work-in-process materials management and connectivity software permits wafer and lot-level identification, tracking and logistics management, and minimizes yield loss due to misprocessing.

In the FPD industry, we provide primarily automated transportation, stocking and tool loading of large glass panels. For panel sizes up to Generation (“Gen”) 6 (panels with up to approximately 5,000 square inches of surface area), we provide automated material handling systems that embody nearly identical technology to our AMHS for semiconductor fabs, but on a much larger scale to accommodate the greater size and weight of FPD glass panels. These systems are critical to the controlled and efficient movement of material in FPD manufacturing, particularly at Gens 4, 5, and beyond, because the weight and bulk of the glass panels at these Gen sizes make human transport impossible. Beginning with Gen 7, and continuing through Gen 8, the dimensions and weight of the glass panels have made the use of traditional guided vehicle technology impractical. The FPD industry therefore is adopting different transport technologies at Gen 7 and beyond. We have developed a solution for Gen 8 FPD manufacturing, which we have begun to market to FPD manufacturers.

Strategy and Business Developments

We believe that our historical success has been driven by our ability to develop, manufacture, market, install and support products that provide unique value to customers. Our strategy is to focus on the development or acquisition of products and capabilities that deliver productivity and yield benefits to customers, and which will enable us to provide a comprehensive suite of integrated component and product solutions. We are focused on maintaining and enhancing our relationships with semiconductor and FPD manufacturers and with OEMs to actively solicit their input and feedback on our product development and to maintain high customer satisfaction. We also continue to focus on operational excellence to support product quality, on-time delivery, and margin improvement. The following are our four principal growth and operating strategies:

Further Penetrate the Markets for Semiconductor and FPD AMHS.  We believe that we have the leading market share in semiconductor AMHS. We have been participants in the market for FPD AMHS, having implemented AHMS solutions in large Gen 6 FPD factories in South Korea and Taiwan as well as Gen 5 factories in China and South Korea. Based on the anticipated size and number of fab construction and expansion projects that we believe will move forward over the next two to three years, we believe that our combined market opportunity over that period for semiconductor and FPD AMHS is growing. We are continuing to invest in AMHS product development to increase the performance of current products to improve the level of integration between our AMHS and other automation products, and to develop next-generation material handling, transport and tool loading capabilities. We believe that our market leadership in semiconductor AMHS, combined with our current development efforts, position us to capture increased market share in semiconductor AMHS.

Increase Penetration of New Tool and Fab Automation Products.  The Spartan family of wafer sorters and equipment front-end modules (EFEM) is built on a technology platform that emphasizes low particle levels, simplicity, high reliability, fast wafer swap capability, ease of integration, and low cost. We believe that our Spartan products provide price/performance advantages and we are continuing to invest in both our sorter and EFEM products to take advantage of what we believe is a significant market opportunity. We also have developed new software products that implement the Interface A industry standard for equipment data acquisition and we are focused on increasing our share of the market for semiconductor manufacturing software.

Focus on Supply Chain Excellence.  We have outsourced the production of most of our products other than AMHS to Solectron in Singapore and we have migrated our supply chain to lower cost suppliers, predominantly in Asia. This has allowed us to reduce our manufacturing cost and to make many of our manufacturing costs more variable. We also have significantly decreased our product lead times and improved quality and on-time delivery for these products. We believe that the ability to deliver high-quality products on short lead times can be a competitive advantage in the semiconductor equipment industry. We have begun to implement a program to move more of our AMHS supply chain to lower cost sources.

Increase customer satisfaction.  We believe that focusing on customer satisfaction is a key driver of repeat business and market share gains. We have a customer report card process that allows us to monitor our success in increasing our customer satisfaction as well as to understand specific customer requirements that may not be uncovered in the normal course of doing business. We believe that providing our customers with increased flexibility, faster service and support response times, and timely responses to inquiries gives us a competitive advantage. Our customers are very demanding, and if we are able to provide these customers with a differentiated level of service and response, we believe that we will have more loyal customers over time.

Products

Fab Automation

Our fab automation components are designed to automate the rapid transfer of wafers and other substrates between manufacturing equipment and wafer and substrate carriers while maintaining an ultra-clean environment throughout the transfer. These components are sold to OEMs for integration with their tools or directly to fabs that are adding isolation technology to existing equipment as a manufacturing process enhancement. Our fab automation components include multiple types of 200mm and 300mm loadports, equipment front end modules, wafer sorters, auto identification systems, and substrate-handling robotics.

Loadports.  We are a leading supplier of automated systems that provide the interface between the fab and manufacturing equipment, or loadports. The IsoPort, our latest generation loadport for the 300mm market, has received strong customer acceptance. We offer a variety of other input/output systems designed to address a broad range of customer applications and equipment types. These include SMIF-LPTs, SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, Versaport 2200s, and related products.

Substrate-Handling Robotics. We offer robotic substrate handling solutions to the semiconductor, FPD and related industries. Our robotics products transfer semiconductor wafers and substrates of all diameters, LCD and plasma display substrates, and other substrates like rigid disks used in disk drive handling between the substrate carrier, the tool interface system and the tool itself. These products include robots, pre-aligners and elevators specifically designed for atmospheric, harsh environment, and wet chemical process applications.

EFEMs.  Most 300mm wafer fabrication equipment requires an automated atmospheric EFEM solution that enables the clean, automated transfer of wafers from the wafer carrier to the tool, and back again. As a result, most manufacturers of process and metrology tools pre-integrate EFEMs with their tools before shipping to the end customer. This integration can be accomplished in two ways: (1) The OEM can purchase or manufacture various automation components — loadports, atmospheric robotics, wafer ID systems — and perform the mechanical and software integration necessary to make the components work together as a system, or (2) The OEM can purchase a custom or semi-custom fully integrated EFEM from a third-party supplier, such as Asyst. Our line of EFEM solutions combines our expertise in factory interfaces, isolation systems, work-in-process materials management, substrate handling robotics and connectivity solutions to provide a complete, integrated, automated front-end for process and metrology equipment. For the OEM, use of our EFEM solution substantially reduces the labor and engineering resources required to assemble and integrate a front-end solution in-house. Our EFEMs also can simplify the installation and set-up of the tool and associated front-end upon arrival at the end customer.

Our newest EFEM offering, the Spartan EFEM, achieves EFEM functionality through a unified, minimalist approach that uses significantly fewer components, thereby reducing alignment and interoperability issues between components and simplifying maintenance and repair. We believe the Spartan EFEM offers significantly higher performance, than conventional EFEMs, in addition to higher reliability and ease of integration. Because Spartan was designed for volume manufacturing, we believe that it also will provide cost advantages to customers as well as margin advantages to us.

Sorters.  Our sorters are used to rearrange wafers between manufacturing processes, experiments, and single wafer processing, without operator handling, which helps to increase fab yields. Sorters also avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. We have enjoyed significant market success with our new Spartan Sorter.

Auto-ID Systems.  Our SMART-Traveler system allows semiconductor manufacturers to reduce manufacturing errors and to achieve cycle time and equipment utilization improvements by improving their abilities to manage work-in-process inventory. The SMART-Traveler system includes both infra-red and radio-frequency based products for automated wafer and reticle identification. The SMART-Tag product is an electronic memory device that combines display, logic and communication technologies to provide process information about the wafers inside the carrier, such as wafer lot number and next processing steps. Our AdvanTag automated ID uses a radio-frequency based identification tag that can be attached to or embedded into wafer and reticle carriers. The SMART-Traveler system also includes the SMART-Comm product, a multiplexing and communication protocol converting device that increases operator and tool efficiency in semiconductor facilities by optimizing communications and minimizing hardware and software layers.

AMHS for Semiconductor Manufacturing

Our semiconductor AMHS is primarily configured and sold as a system. The system typically consists of overhead track, overhead shuttle vehicles (“OHS”) for bay-to-bay (“inter-bay”) transport, overhead transport vehicles (“OHT”) for intrabay transport and tool loading, stockers, and material control software (MCS).

Wafer Stockers.  Our wafer stockers are large structures that contain up to several hundred temporary storage locations as well as lifts and robots for moving and staging materials or for moving material from one floor of a fab to another floor.

OHT.  Our OHT vehicles hang from track that is suspended from the fab ceiling. The vehicles transport wafer pods within the bay and inter-bay and are capable of loading and unloading the wafer pods to or from tools. Asyst’s OHT has been engineered to provide the greatest possible speed of transport while keeping the forces of acceleration, deceleration and vibration, which can potentially damage wafers, to a minimum.

OHS.  The primary application of OHS is to move wafer pods rapidly between process bays and to hand-off pods to wafer stockers. As with OHT, OHS is engineered to achieve high speed while limiting forces that can cause damage to the wafers.

Automated Guided Vehicle (“AGV”).  AGVs are primarily used for supplementary or emergency wafer transport. AGVs can be useful for expediting hot lots through the fab and for transporting material when an OHT system is not available.

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

LCD AGVs.  At Gens 4, 5 & 6, very large AGVs are used to transport cassettes containing glass panels from the stocker to the process tool, and between tools. Our AGV technology for FPD applications is based on the same controls technology used in AGVs for semiconductor.

Generation 8 AMHS.  We have developed an AMHS solution for transporting and stocking Gen 8 glass panels.

Software.  We are the largest merchant provider of connectivity software for communications between tools and fab host systems built upon SECS/GEM and 300mm standards as defined by Semiconductor Equipment and Materials International (SEMI). We have recently released our next generation software products, Asyst NexEDA and Asyst Equipment Information Bridge (EIB) that incorporate the latest e-manufacturing standards from SEMI known as Interface A. As the fab automation market share and technology leader, Asyst has also introduced its next generation FAST Framework software products that provide for “data on demand” to enable advanced manufacturing applications for 200mm, 300mm and Test/Assembly/Packaging (TAP) to assist customers in reducing process variability, which results in increased yields and reduced cycle times.

Customers

Semiconductor and FPD manufacturers drive our sales primarily by expanding manufacturing capacity, whether through expansion of existing facilities or the building of new fabs. We serve these manufacturers directly and through OEMs. Our net sales to OEMs represented approximately 27 percent, 24 percent and 24 percent of our total net sales for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Our net sales to any particular semiconductor or FPD manufacturer customer depend on the number of new fabs the customer is building and the amount of capacity the customer is adding. As major projects are completed, the amount of sales to these customers will decline unless they undertake new projects. Our net sales to any particular OEM depend on the extent to which our automation products are designed-in to the OEM’s product line and the unit shipments of those product lines. During fiscal year 2007, Toshiba and Taiwan Semiconductor Manufacturing Corp accounted for 16 percent and 10 percent of net sales, respectively. During fiscal year 2006, Taiwan Semiconductor Manufacturing Corp. accounted for approximately 12 percent of net sales. During fiscal year 2005, AU Optronics Corp. and Taiwan Semiconductor Manufacturing Corp. accounted for approximately 20 percent and 12 percent of net sales, respectively.

Sales and Marketing

We sell our products principally through a direct sales force in the U.S., Japan, Europe and the Asia/Pacific region. Our sales organization is based in California and Japan; however, we have offices throughout North America, Europe and Asia. Our U.S. field sales personnel are stationed in Colorado, Arizona, Oregon, Massachusetts, New York and Texas. Japan is supported by sales and service offices in Tokyo, Nagoya and Yokohama, and a software distributor. The European market is supported through offices in Paris, France and Dresden, Germany, Maynooth, Ireland, and a software distributor. The Asia/Pacific region is supported through sales and service offices in Hsinchu, Taichung, and Tainan, Taiwan; Singapore; Kuching and Kulim, Malaysia; Shanghai and Tianjin, People’s Republic of China; and Seoul, South Korea as well as a strategic alliance with a systems integrator. We supplement our direct sales efforts in Asia/Pacific through various consultants.

International sales, which consist mainly of sales generated from customers outside the U.S., accounted for approximately 79 percent, 81 percent and 82 percent of total sales for fiscal years 2007, 2006 and 2005, respectively. In fiscal year 2007, approximately 73 percent of total net sales originated from ASI and AJI. A substantial portion of those sales were invoiced in Japanese yen and subject to fluctuating currency exchange rates.

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

Research and Development

Research and development efforts are focused on enhancing our existing products and developing and introducing new products in order to maintain technological leadership and meet a wider range of customer needs. Our research and development expenses were approximately $34.6 million, $27.9 million and $34.8 million during fiscal years 2007, 2006 and 2005, respectively.

Our research and development employees are involved in mechanical and electrical engineering, software development, micro-contamination control, product documentation and support. Our research and development facilities include prototyping labs and a clean room used for product research, development and equipment demonstration. These research and development facilities are primarily located in Fremont, California, and Ise and Toyahashi Japan.

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

We have transitioned most of our U.S.-based manufacturing operations to Solectron Corporation (“Solectron”), a provider of outsourced manufacturing services. Most of the Solectron-manufactured products ship out of Solectron’s facilities in Singapore. We have transitioned the manufacturing of most of our robotics products to outsourced manufacturers in Japan and Solectron. We primarily construct our AMHS systems in Ise, Japan and at our customer site. We presently use subcontractors for most installation support. Many of our AMHS system components are manufactured and delivered to the customer site by suppliers. AMHS vehicles and certain critical subassemblies are manufactured at our facilities in Ise, Japan.

Competition

We currently face direct competition in all of our served markets. Many of our competitors have extensive engineering, manufacturing and marketing capabilities and some have greater financial resources than those available to us. The markets for our products are highly competitive and subject to rapid technological changes and pricing pressure.

In the area of AMHS, we face competition primarily from Daifuku Co., Ltd. (“Daifuku”) and Murata Co., Ltd. (“Murata”). Brooks Automation, Inc. (“Brooks”), TDK Corporation (“TDK”) and Shinko Electric are our primary competitors in the area of loadports. Our wafer sorters compete primarily with products from Recif, Inc. (“Recif”) and Rorze Corporation (“Rorze”). We face competition for our software products primarily from Cimetrix, Inc (“Cimetrix”). Our Auto ID system products primarily face competition from Brooks (through its acquisition of Hermos) and Omron Corporation (“Omron”). We also compete with several companies in the robotics area, including, but not limited to, Brooks Automation, Inc, Rorze Corporation and Yasukawa Electric Corporation (“Yasukawa”).

Most of our competitors currently do not compete with us across our entire line of integrated automation systems. , Many OEMs maintain their own captive automation manufacturing and integration capabilities, which is a substantial impediment to our penetration of these OEMs. We anticipate that many OEMs will continue to maintain their own captive automation manufacturing capabilities.

We believe that the principal competitive factors in our market are the technical capabilities and characteristics of systems and products offered; interoperability with other components and systems; technological experience and know-how; product breadth; proven product performance, quality and reliability; ease of use; flexibility; a global, trained, skilled field service support organization; the effectiveness of marketing and sales; price and cost of ownership. We believe that we compete favorably in our primary market with respect to the foregoing factors.

We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development, and sales and marketing in order to remain competitive.

Intellectual Property

We pursue patent, trademark and/or copyright protection for most of our products. As of March 31, 2007, we hold 120 issued United States patents and 248 foreign patents (including 98 issued patents in Japan). We have 44 patent applications pending in the United States, and 319 pending foreign patent applications (including 242 pending patent applications in Japan). We also have the right to use in our products, 63 patents issued in Japan under a cross-license agreement with Shinko Electric. Our issued patents expire between 2007 and 2022. We intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages or protections. Further, patent protections in foreign jurisdictions where we may need this protection may be limited, unavailable or not readily enforceable. While we intend to take reasonable and timely steps to establish our intellectual property rights to gain competitive advantage, there can be no assurance that we will obtain patents and other intellectual property rights.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. There can be no assurance that any of our patents will not be challenged, invalidated or avoided, or that the rights granted there under will provide us with competitive advantages. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the patents or other intellectual rights of others. Any such litigation could result in substantial cost and divert the attention of management, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a negative impact on our financial condition and results of operations. For more information regarding litigation in which we are currently engaged, please see “Item 3 — Legal Proceedings,” below.

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

Backlog

Our backlog was approximately $195 million, $156 million and $192 million as of March 31, 2007, 2006 and 2005, respectively. We include in our backlog only orders for which a customer’s purchase order has been received and a delivery date within 12 months has been specified. As backlog may be cancelled or delayed by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings, or the timing of future revenue or earnings.

Employees

As of March 31, 2007, we had 1,046 regular and 172 temporary employees worldwide. Approximately 218 regular employees in Japan are represented by a labor union. We consider our employee and union relations to be good, and we have never had a work stoppage or strike.

Financial Information by Business Segment and Geographic Data

As a result of our more than 95 percent majority ownership of the common stock of ASI, which was formed in October 2002, we now operate and track our results in two reportable segments: Fab Automation and AMHS. Fab Automation includes interface products, substrate-handling robotics, auto-ID systems, sorters and connectivity software. AMHS products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. The chief operating decision maker is our Chief Executive Officer. Information concerning reportable segments is included in Note 14 of Notes to the Consolidated Financial Statements.

Environmental Compliance

Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect on our capital expenditures, operating results or competitive position. Currently we have no commitments with environmental authorities regarding any compliance related matters. However, there can be no assurance that additional environmental matters will not arise on sites which currently have no known problems.

Additional Information and Governance Matters

We incorporated in California on May 31, 1984. Our website is www.asyst.com.

The Company makes the following filings available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished under applicable provisions of the Securities Exchange Act of 1934 and SEC rules. You may access these filings through our website at http://www.asyst.com by selecting on “Investor Relations,” and then “SEC Filings.” Within the “SEC Filings” section, we provide a link to view our SEC filings referred to above, and a separate groupings link to view the Section 16 filings (Forms 3, 4 and 5) that our directors and officers (and, if applicable, more than 10.0 percent stockholders) make to report initial beneficial ownership and changes in beneficial ownership of our common stock.

The Company’s Code of Business Conduct is applicable to the Company’s directors, officers and employees, and meets the SEC definition of a code of ethics. The code also includes a section entitled “Special Obligations of our CEO and CFO” applicable to our principal executive, principal financial and principal accounting officers that contains specific standards applicable to these senior officers with responsibilities for disclosure to investors and financial reporting. We have made the code available on our website, by clicking on “Investor Relations,” then “Corporate Governance” and then “Highlights.” As permitted by SEC rules, we have posted the code on our website in lieu of filing the code as an exhibit to this Form 10-K. Other information concerning our Board of Directors and corporate governance is also available on our website under the “Corporate Governance” link.

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

We have a history of significant losses. For the fiscal years ended March 31, 2007, 2006 and 2005, our net loss was $0.04 million, $0.10 million and $17.7 million, respectively. Our accumulated deficit was $385.2 million at both March 31, 2007 and 2006. We may also experience significant losses in the future.

We face potential risks in connection with our outstanding indebtedness; if we are not able to restructure portions of this debt on a timely basis on desired terms in the future, our ability to discharge our obligations under this indebtedness, liquidity and business may be harmed.

We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2006:

•	Under a senior secured credit agreement entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, as described under “Item 1 — Business, Acquisition and Related Debt Financing Facility” and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9 percent ASI share ownership. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due July 13, 2009, provided that Asyst’s outstanding 5 3/4 percent convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008.

•	We have approximately $86.3 million outstanding under our 5 3/4 percent convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are redeemable at our option.

•	At March 31, 2007, ASI had four revolving lines of credit with Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $51 million at the exchange rate as of March 31, 2007. At year-end, there were no borrowings outstanding on these lines.

•	Under the $115 million senior secured credit agreement with Bank of America, the bank maintains a letter of credit in the amount of $750,000 in favor of the landlord under our current headquarters lease in Fremont, California.

•	Bank of America also maintains a letter of credit in the amount of $11 million in favor of Shinko Electric, Co. Ltd. as part of the purchase agreement between Asyst and Shinko dated July 14, 2006. The letter of credit secures Asyst’s obligation to purchase the remaining 4.9 percent of equity in ASI from Shinko.

The Bank of America $115 million senior secured credit agreement contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although Asyst has not paid any cash dividends on its common stock in the past and does not anticipate paying any such cash dividends in the foreseeable future, the facility restricts its ability to pay such dividends (subject to certain exceptions, including the dividend payments from ASI to Shinko provided under the Share Purchase Agreement described in Item 1 in this report). Nonpayment of amounts due, a violation of these covenants or the occurrence of other events of default set forth in the credit agreement including a cross-default under the indenture could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding. The terms of the Bank of America $115 million senior secured credit facility require us to redeem or repurchase, or extend the maturity of the notes, on terms reasonably satisfactory to Bank of America on or before March 31, 2008; otherwise, amounts outstanding under the credit facility will be due on March 31, 2008.

We expect to meet the financial covenants under our various borrowing arrangements in the future, however, we cannot give absolute assurance that we will meet these financial covenants, including those contained in the senior secured credit facility. Specifically, we are required to maintain compliance with covenants establishing minimum EBITDA operating performance by the Company as a ratio of our total borrowing available under the senior secured credit facility. Our failure in any fiscal quarter to meet those and other covenant requirements could result in a reduction of our permitted borrowing under the facility, an acceleration of certain repayment obligations, and/or an Event of Default (which, if uncured by us or not waived by the lenders under the terms of the facility, would require the acceleration of all re-payment obligations under the facility).

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

If a holder of our long term or short term indebtedness were in the near future to demand accelerated repayment due to default of all or a substantial portion of our outstanding indebtedness that exceeds the amount of our available liquid assets that could be disbursed without triggering further defaults under other outstanding indebtedness, we would not likely have the resources to pay such accelerated amounts, would be required to seek funds from re-financing or re-structuring transactions for which we have no current basis to believe we would be able to obtain on desired terms or at all, and would face the risk of a bankruptcy filing by us or our creditors. Any accelerated repayment demands that we are able to honor would reduce our available cash balances and likely have a material adverse impact on our operating and financial performance and ability to comply with remaining obligations. If we are able to maintain our current indebtedness as outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies or obtain additional funding.

We may not be able to negotiate by March 31, 2008, an extension of the maturity of all of the convertible notes in a manner satisfactory to the senior lenders under the secured credit facility, or on economic terms acceptable to us. If we fail to re-negotiate that maturity, then the existing terms of the senior credit facility call for full repayment of that obligation on March 31, 2008. Consequently, we currently expect to re-negotiate or replace the senior secured credit agreement during our fiscal year 2008.

As of or after July 14, 2007, upon ninety (90) days written notice either party can trigger our obligation to purchase the remaining 4.9 percent equity of ASI for a purchase price of 1.3 billion Japanese yen (or approximately $11.4 million at the March 31, 2007 exchange rate). Shinko can accelerate this obligation upon thirty (30) days written notice upon the following circumstances: (a) when AJI’s equity ownership in ASI falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against the Company or AJI; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9 percent; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).

We have secured this obligation with a letter of credit. However, an acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ASI equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ASI.

As a general matter, our operations have, in the past, consumed considerable cash and may do so in the future. We have in the past obtained additional financing to meet our working capital needs or to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. If adequate funds are not available on acceptable terms, we may be unable to meet our current or future obligations on a timely basis, fund any desired expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity or convertible securities, our shareholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing new or restructured debt, we may be subject to further limitations on our operations. Any of the foregoing circumstances could adversely affect our business

We have risk of material losses including attorney fees and expenses in conjunction with ongoing lawsuits.

Certain of our current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. The Company is named as a nominal defendant in both the Federal and State Actions; thus, no recovery against the Company is sought.

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

Item 9A of Part II reports our conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2007, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that is subject to our continuing remediation efforts. The information below should be read in conjunction with Item 9A.

In our Form 10-K filed June 29, 2005, the first year we included an internal control report, we reported that our disclosure controls and procedures and internal control were not effective. At that time we reported eleven separately described material weaknesses. In our Form 10-K filed on October 27, 2006, and as amended on Form 10-K/A filed on November 28, 2006, we reported two material weaknesses. We have reported material weaknesses in fiscal 2007, and we cannot be assured that there will not be material weaknesses in the future.

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

Our global operations subject us to risks that may negatively affect our results of operations and financial condition.

The majority of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, other Asia Pacific and Europe. International sales represented approximately 79 percent, 81 percent and 82 percent of our total net sales for fiscal years 2007, 2006, and 2005, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Additionally, we have sales offices and other facilities in many countries, and as a result, we are subject to risks associated with doing business globally, including:

•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

•	trade restrictions; compliance with extensive foreign and U.S. export laws;

•	natural disasters;

•	inability to enforce payment obligations or legal protections accorded creditors to the same extent within the U.S.

•	differing employment practices and labor issues;

•	local business and cultural factors that differ from our normal standards and practices;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings; and or

•	the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States;

In addition, most of our products and significant amounts of our expenses are paid for in foreign currencies. Our limited hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements. Therefore fluctuations in exchange rates, including those caused by currency controls, could negatively impact our business operating results and financial condition by resulting in lower revenue or increased expenses. Changes in tariff and import regulations may also negatively impact our revenue in those affected countries.

Varying tax rates in different jurisdictions could negatively impact our overall tax rate. The calculation of tax liabilities involves uncertainties in the application of complex global tax regulations. Although we believe our tax estimates are reasonable, we are not able to predict whether or not our interpretations will be challenged at some time in the future or what the outcome might be.

Fluctuations in the demand for and mix of products sold may adversely affect our financial results.

If demand for our products fluctuates, our revenue and gross margin could be adversely affected. Important factors that could cause demand for our products to fluctuate include:

•	competitive pressures from companies that have competing products

•	changes in customer product needs;

•	changes in business and economic conditions, including a downturn in the semiconductor industry;

•	strategic actions taken by our competitors; and/or

•	market acceptance of our products.

Our margins vary from product to product. Accordingly, our financial results depend in large part on the mix of products we sell, which can fluctuate widely from year to year. In addition, more recently introduced products tend to have higher associated costs and lower margins because of initial overall development costs and higher start-up costs. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover our fixed costs and investments that are associated with a particular product, and as a result can negatively impact our financial results.

Most of our Fab Automation Product manufacturing is outsourced to a single contract manufacturer, which could disrupt the availability of our Fab Automation Products and adversely affect our gross margins.

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

Outsourced manufacturing could also create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements or our customers’ expectations. From time to time, we have experienced delays in receiving products from Solectron. Problems with quality or timeliness could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor or its supplier, availability of raw materials or components to the outsourced vendor, improper product specifications, or the learning curve to commence manufacturing at a new outsourced site or of new products. Our contract with Solectron contains minimum purchase commitments which, if not met, could result in increased costs, which would adversely affect our gross margins. We must also provide Solectron with forecasts and targets based on actual and anticipated demand, which we may not be able to do effectively or efficiently. If Solectron purchases inventory based on our forecasts, and that inventory is not used, we must repurchase the unused inventory, which would adversely affect both our cash flows and gross margins. If product supply is adversely affected because of problems in outsourcing, we may lose sales and profits.

Our outsourcing agreement with Solectron includes commitments from Solectron to adjust, up or down, manufacturing volume based on updates to our forecasted demand. We may not accurately update these forecasts.

Further, Solectron may be unable to meet these commitments and, even if it can, may be unable to react efficiently to rapid fluctuations in demand. In addition, changes in Solectron’s corporate structure of management, including as the result of a recently announced acquisition of Solectron by Flextronics Corporation, could affect the reliability, predictability, consistency and timeliness of service and product delivery we receive from Solectron. It could also result in Solectron making a determination to change or terminate our agreement. If our agreement with Solectron terminates, or if Solectron does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for some or most of our products in a timely manner. If our agreement with Solectron terminates, we may be unable to find another suitable outsource manufacturer and may be unable to perform the manufacturing of these products ourselves.

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

When demand for semiconductor manufacturing equipment is strong, suppliers, both U.S. and international, strain to provide components on a timely basis. We have outsourced the manufacturing of many of our products, and disruption or termination of supply sources to our contract manufacturers could have an adverse effect on our operations. Many of the components and subassemblies used in our products are obtained from a limited group of suppliers, or in some cases may come from a single supplier. A prolonged inability to obtain some components could have an adverse effect on our operating results and could result in damage to our customer relationships. Shortages of components may also result in price increases and, as a result, could decrease our margins and negatively impact our financial results.

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by, or failure to collect receivables from these customers could harm our business.

The markets in which we sell our products comprise a relatively small number of OEMs, semiconductor manufacturers and FPD manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycle for a new customer can last up to twelve months or more from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. With reference to sales to semiconductor fab customers, a significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. In the case of sales to OEMs, these orders, either large or small in size are typically received with very short lead times. If we are not able to meet these short customer delivery requirements, we could potentially lose the order. Our customers normally provide forecasts of their demand and in many cases, the Company will incur costs to be able to fulfill customers’ forecasted demand. However there can be no assurances that a customer’s forecast will be accurate or that it will lead to a subsequent order. Generally, our customers may cancel or reschedule shipments with limited or no penalty.

We operate in an intensely competitive industry, and our failure to respond quickly to technological developments and introduce new products and features could have an adverse effect on our ability to compete.

We operate in an intensely competitive industry that experiences rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. The development of more complex semiconductors has driven the need for new facilities, equipment and processes to produce these devices at an acceptable cost. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products in a timely manner. We may not be able to successfully develop and market these new products, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments of our assets.

We may be unable to protect our intellectual property rights and we may become involved in litigation concerning the intellectual property rights of others.

We rely on a combination of patent, trade secret and copyright protection to establish and protect our intellectual property. While we intend to be diligent in protecting our patent rights, we cannot guarantee that we will be able to file our patents and other intellectual property rights in a timely manner. In addition, we cannot predict whether our patents and other intellectual property rights will be challenged, invalidated or voided, or that the rights granted thereunder will provide us with competitive protections or advantages. We also rely on trade secrets that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. These agreements may be breached, we may not have adequate remedies for any breach, or our trade secrets may otherwise become known to, or independently developed by, others. In addition, enforcement of our rights could impose significant expense and result in an uncertain or non-cost-effective determination or confirmation of our rights.

Intellectual property rights are uncertain and involve complex legal and factual questions. We may infringe the intellectual property rights of others, which could result in significant liability for us. If we do infringe the intellectual property rights of others, we could be forced either to seek a license to intellectual property rights of others or to alter our products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical, could detract from the value of our products, or could delay our ability to meet customer demands or opportunities.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend against claimed infringement of the rights of others, or to determine the scope and validity of the patents or intellectual property rights of others. Any litigation could result in substantial cost to us and divert the attention of our management, which by itself could have an adverse material effect on our financial condition and operating results. Further, adverse determinations in any litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, and require us to seek licenses from third parties, or prevent us from manufacturing or selling our products. Any of these effects could have a negative impact on our financial condition and results of operations.

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

Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R), requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	changes in share-based compensation expense;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles; and/or

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, tax audits or challenges by local jurisdictions of our determinations where revenue and expenses are or have been earned, incurred and subject to tax, could significantly increase our current and future effective tax rates, and/or result in a determination of significant past taxes due (and interest), which could be material and significantly impact our profitability in any particular period.

We may not be able to integrate efficiently the operations of our acquisitions, and may incur substantial losses in the divestiture of assets or operations.

We have made and may continue to make additional acquisitions of or significant investments in businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations, or we could decide to divest or discontinue existing or recently acquired assets or operations.

We have continued to experience unexpected turnover in our finance department, and this has had an adverse impact on our business; In order to compete, we must attract, retain, and motivate key employees Company wide, and our failure to do so could have an adverse effect on our results of operations.

Our prior chief financial officer gave notice of resignation in May 2006. Our controller and at the time acting principal accounting officer gave notice of resignation in September 2006. In addition our chief operating officer also gave notice of resignation in May 2006.

The resignation of the two finance officers contributed in part to the delay (described elsewhere in this report) in preparing and filing the prior year’s Form 10-K/A and the Form 10-Q for the fiscal quarter ended June 30, 2006. Our current chief financial officer, joined the Company in January 2007. Until that time we retained a consultant to serve as our interim chief financial officer and interim principal accounting officer. Additionally, we retained outside financial consulting assistance in connection with the analysis of the financial impact of past incorrect measurement dates for certain stock option grants described in this report, which added to the operating expenses incurred in connection with the delayed filings and further contributed to the delay in preparing and filing the prior years SEC reports.

In the past five years, we have had significant turnover in the chief financial officer, controller and other key positions in our headquarters finance department, and in certain key finance positions at ASI in Japan. This turnover and inability to hire and retain personnel with appropriate levels of accounting knowledge, experience, and training contributed to control deficiencies that constituted material weaknesses in internal control over financial reporting as of March 31, 2007. See Item 9A — Controls and Procedures. If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weaknesses in internal control over financial reporting, and direct and indirect consequences of these weaknesses, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.

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

Our future success also depends on our ability to attract, train and retain highly skilled managerial, engineering, sales, marketing, legal and finance personnel, and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified senior employees can be intense. If we fail to do this, our business could be significantly harmed.

Risks Related to Our Industry

The semiconductor manufacturing equipment industry is highly cyclical and is affected by recurring downturns in the semiconductor industry, and these cycles can harm our operating results.

Our business largely depends upon the capital expenditures of semiconductor manufacturers. Semiconductor manufacturers are dependent on the then-current and anticipated market demand for semiconductors. The semiconductor industry is cyclical and has historically experienced periodic downturns and significant demand swings. These periodic downturns, whether the result of general economic changes or decreases in demand for semiconductors, are difficult to predict and often have a severe adverse effect on the semiconductor industry’s demand for semiconductor manufacturing equipment. Sales of equipment to semiconductor manufacturers may be significantly more cyclical than sales of semiconductors, as the large capital expenditures required for building new fabs or facilitating existing fabs is often delayed until semiconductor manufacturers are confident about increases in future demand. If demand for semiconductor equipment remains depressed for an extended period, it will seriously harm our business.

As a result of substantial cost reductions in response to the decrease in net sales and uncertainty over the timing and extent of any industry recovery, we may be unable to make the investments in marketing, research and development, and engineering that are necessary to maintain our competitive position, which could seriously harm our long-term business prospects.

We believe that the cyclical nature of the semiconductor and semiconductor manufacturing equipment industries will continue, leading to periodic industry downturns, which may seriously harm our business and financial position. The combination of these factors may cause our revenue, gross margin, cash flow, and profitability to vary significantly in both the short and long term.

We may not effectively compete in a highly competitive semiconductor manufacturing equipment industry.

The markets for our products are highly competitive and subject to rapid technological change. We currently face direct competition with respect to all of our products. A number of competitors may have greater name recognition, more extensive engineering, research & development, manufacturing, and marketing capabilities, access to lower cost components or manufacturing, lower pricing, and substantially greater financial, technical and personnel resources than those available to us.

Brooks, TDK, and Shinko Electric are our primary competitors in the area of loadports. Our auto identification products face competition from Brooks and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze and Yasukawa. In the area of AMHS, we face competition primarily from Daifuku and Murata. Our wafer sorters compete primarily with products from Recif, Inc. and Rorze. We also face competition for our software products from Cimetrix and Brooks. In addition, the industry transition to 300mm wafers is likely to draw new competitors to the fab automation and AMHS markets. In the 300mm wafer market, we expect to face intense competition from a number of established automation companies, as well as new competition from semiconductor equipment companies.

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

Companies in the semiconductor capital equipment industry face continued pressure to reduce costs. Pricing actions by our competitors may also require us to make significant price reductions to avoid losing orders.

Item 1B —	Unresolved Staff Comments

Not applicable

Item 2 —	Properties

We are headquartered in Fremont, California, and maintain the following facilities:

		Square
		Footage	Lease	Facilities by
Location	Functions	(Approximate)	Expiration	Segments

Fremont, California	Corporate headquarters	95,000	March 2013	Fab Automation/AMHS
Fremont, California	Repair and maintenance	35,000	February 2008	Fab Automation/AMHS
Andover, Massachusetts	Sales and support	5,000	April 2009	Fab Automation
Richardson, Texas	Sales and support	2,000	May 2009	Fab Automation
Austin, Texas	Sales and support, R&D	3,000	June 2008	Fab Automation
Nagoya, Japan	Administration, manufacturing, R&D	65,000	Owned	Fab Automation/AMHS
Nagoya, Japan	Administration, manufacturing	7,000	December 2008	Fab Automation
Nagoya, Japan	Warehouse	7,000	March 2008	Fab Automation
Hsin-Chu City, Taiwan	Administration, sales and support	7,000	May 2007	Fab Automation/AMHS
Genting, Singapore	Sales and support	2,000	September 2008	Fab Automation
Ise, Japan	Administration, manufacturing, R&D	176,000	June 2011	AMHS
Tokyo, Japan	Sales and support	4,000	May 2008	AMHS

The facilities listed above are structurally sound and well maintained and are adequate for our needs for the foreseeable future.

Item 3 —	Legal Proceedings

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

Following remand, the Company filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denying defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ‘421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. § 271(f). On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. The verdict is subject to several post trial motions which could take several months to resolve. Those motions and other factors, including legal fees, could significantly reduce or preclude our eventual recovery in the lawsuit (if any). In addition, the Court could vacate the jury verdict and order a new trial on all matters (imposing further, potentially significant, litigation costs that could be material in any particular period). In parallel to this action, the defendants are seeking a reexamination by the Patent and Trademark Office of certain of the claims in suit. A reexamination could significantly narrow or invalidate our patents in suit, or reduce or preclude damages recoverable by us in this action. We intend to continue to prosecute the matter before the trial court, seeking monetary damages for defendants’ infringement, equitable relief, and an award of attorneys’ fees.

On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ASI. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “ ‘677 Patent”). Currently, the court is assessing whether and in what amount damages should be awarded in plaintiffs’ favor and against ASI and Shinko. Specifically, the suit alleges infringement of the ‘677 Patent by elements of identifiable Shinko products and of ASI’s Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products, and seeks significant monetary damages against both Shinko and ASI in an amount to be determined. The suit also seeks to enjoin future sales and shipments of ASI’s OHS, OHT and related products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to continue to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to indemnification by Shinko under certain claims in the event damages are awarded representing ASI products during the term of its joint venture with Shinko. However, we cannot predict the outcome of this proceeding and an adverse ruling, including a final judgment awarding significant damages and enjoining sales and shipments of ASI’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future gross margins.

The Company received a letter dated June 7, 2006, from the SEC requesting that Asyst voluntarily produce documents relating to stock options granted from January 1, 1997. On June 26, 2006, the Company also received a grand jury subpoena of the same date from the United States District Court for the Northern District of California, requesting the production of documents relating to the Company’s past stock option grants and practices from 1995. We have since received a letter from the SEC notifying us that its inquiry has been terminated with a recommendation that no enforcement action be taken. The U.S. Attorney’s office also has informed us that the compliance date for its subpoena has been suspended until further notice. Absent further communication from the SEC or U.S. Attorney’s Office, we consider these matters closed.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins or our financial condition. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuits referenced above, or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of March 31, 2007.

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

	High	Low

Fiscal year ended March 31, 2006
First quarter	$4.89	$3.12
Second quarter	$5.49	$4.41
Third quarter	$6.53	$3.84
Fourth quarter	$11.20	$5.55
Fiscal year ended March 31, 2007
First quarter	$10.72	$5.83
Second quarter	$7.63	$6.43
Third quarter	$8.82	$6.25
Fourth quarter	$7.46	$6.22

Approximate Number of Equity Security Holders

There were approximately 281 holders on record of our common stock as of March 31, 2007.

Performance Measurement Comparison

The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Dividends

Asyst has not paid any cash dividends on its common stock in the past and does not anticipate paying any such cash dividends in the foreseeable future. Our current senior credit facility restricts our ability to pay such dividends as described under “Liquidity and Capital Resources” in Item 7 below.

Issuer Purchases of Equity Securities

We have not purchased any of our equity securities during the fiscal year ended March 31, 2007.

Item 6 —	Selected Financial Data

Selected Consolidated Financial Data

The following selected consolidated financial and supplemental operating data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statement of income and the consolidated balance sheet data for the years ended, and as of, March 31, 2005, 2006 and 2007 are derived from our audited consolidated financial statements. The data reflected for fiscal year 2003 and 2004 is unaudited.

We acquired companies or significant portions of companies in fiscal years 2007, 2004 and 2003 and our implementation of SAB No. 101, SFAS No. 142 and SFAS No. 144 has impacted the year-over-year comparability of the selected financial data.

	March 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents and short-term investments	$99,701	$109,926	$101,180	$117,860	$96,214
Total assets	465,686	415,294	483,774	472,864	395,225
Long-term debt and capital leases, net of current portion	86,412	87,168	88,750	91,074	114,812
Shareholders’ equity	94,681	87,679	89,717	102,252	62,622

	Fiscal Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$492,473	$459,221	$612,987	$301,642	$259,495
Gross profit	154,721	161,246	122,215	53,370	74,637
Income (loss) from operations	10,675	32,286	(17,829)	(86,489)	(86,581)
Gain on sale of wafer and reticle carrier product line	—	—	—	—	28,420
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(141)	$(104)	$(17,743)	$(82,616)	$(122,607)
Discontinued operations, net of income tax	—	—	—	—	(21,096)
Cumulative effect of change in accounting principle	103	—	—	—	—

Net loss	$(38)	$(104)	$(17,743)	$(82,616)	$(143,703)

Basic and diluted net income (loss) per share:
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(0.00)	$(0.00)	$(0.37)	$(1.98)	$(3.27)
Loss from discontinued operations, net of income tax	—	—	—	—	(0.56)
Cumulative effect of change in accounting principle	0.00	—	—	—	—

Net loss per share	$(0.00)	$(0.00)	$(0.37)	$(1.98)	$(3.83)

Shares used in net loss per share calculation:
Basic and diluted	48,924	47,972	47,441	41,805	37,489

Comparability of annual data is affected by the following items:

In connection with the stock option investigation that began in June 2006, we incurred professional fees of $4 million in fiscal year 2007.

On April 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment.” It requires us to measure all employee share-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded share-based compensation expense of $5.9 million for the year ended March 31, 2007 under SFAS No. 123(R).

Asset impairment charges of $4.6 million, $6.9 million, and $15.5 million were recorded in fiscal years 2005, 2004 and 2003, respectively. These charges relate to write-downs in the value of goodwill, intangibles and land held for sale.

A reserve for net deferred tax assets of $67.6 million was recorded in fiscal year 2003.

Loss contract accruals of $1.3 million and $7.3 million were recorded at ASI in fiscal years 2005 and 2004, respectively. Loss reserves and loss on sale of the AMP and SemiFab subsidiaries of $6.6 million and $5.9 million, respectively, were recorded in fiscal year 2003.

Restructuring charges of $2.0 million, $1.8 million, $6.6 million, and $7.0 million were recorded in fiscal years 2007, 2005, 2004 and 2003, respectively. These charges were primarily for severance, excess facility and asset impairment charges related to workforce reductions and consolidation of our facilities.

We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future on our common stock.

Refer to the consolidated financial statements contained in this Form 10-K for further disclosure of the above items.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Words such as “expects”, “goals”, “plans” “believes”, “contains”, “may”, and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Item 1A Risk Factors” and elsewhere in this Annual Report.

Independent Directors Stock Option Investigation and Restatement of Financial Statements

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

Based on the results of the Special Committee’s investigation, the Company recorded share-based compensation charges and additional payroll taxes with respect to its employee stock option grants for which the measurement dates were found to be in error. While the impact of recording these charges was not material to the fiscal year ended March 31, 2005, the Company deemed it appropriate to record the charges in the relevant periods, since recording the cumulative out of period charges in fiscal 2006 would be material to that period. Accordingly, the Company restated the results of fiscal year 2005, to record a net charge of approximately $0.2 million, or $0.00 per share, in fiscal 2005 and $19.5 million to its accumulated deficit as of April 1, 2003 for cumulative changes relating to fiscal years prior to fiscal year 2004. At March 31, 2007, the deferred share-based compensation charge resulting from the investigation was fully amortized.

In view of its history of operating losses, the Company has maintained a full valuation allowance on its U.S. deferred tax assets since fiscal year 2003. As a result, there is no material income tax impact relating to the share-based compensation and payroll tax expenses recorded by the Company resulting from the investigation of the Special Committee during the fiscal years ended March 31, 2006, 2005, and 2004. Additionally, there was no material impact of Section 409A and Section 162(m) limitations on deduction of executive stock compensation for the fiscal years ended March 31, 2006, 2005, and 2004.

Cost of Restatement and Legal Activities

The option grant investigation was time-consuming, and required Asyst to incur significant additional expenses of approximately $4.0 million in fiscal year 2007, and required significant management attention and resources during this period.

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

We are not able to predict the future outcome of these legal actions. These matters could result in significant legal expenses, diversion of management’s attention from our business, commencement of formal civil or criminal administrative or litigation actions against Asyst or current or former employees or directors, significant fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business. The SEC may also disagree with the manner in which we have accounted for and reported (or not reported) the financial impact of past option grant measurement date errors or other potential accounting errors, and there is a risk that any review or subsequent investigation could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not presently contemplated. Any such circumstance could also lead to future delays in filing of our subsequent SEC reports, and consequent risks of defaults under debt obligations and de-listing of our common stock.

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

A substantial portion of our revenues are invoiced in Japanese yen and subject to currency fluctuation rates. The assets and liabilities of these Japanese operations and their subsidiaries are generally translated using period-end exchange rates. Translation adjustments are reflected as a component of “Accumulated other comprehensive income (loss)” in our consolidated balance sheets.

On October 16, 2002, we established a joint venture with Shinko, called ASI. The joint venture develops, manufactures, sells and supports AMHS, with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and retained the remaining 49.0 percent interest. On July 14, 2006, the Company purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ASI for approximately $107.7 million of cash and transaction costs. This purchase increased Asyst’s consolidated ownership of ASI to 95.1 percent. The Company consummated the acquisition to further integrate its Fab Automation and Automated Material Handling Systems (“AMHS”) businesses, allowing it to provide its customers a full range of product offerings.

The fair value of assets acquired and liabilities assumed were recorded in our condensed consolidated balance sheet as of July 14, 2006, the effective date of the acquisition, and the results of operations were included in our condensed consolidated results of operations subsequent to July 14, 2006. We believe the purchase price reasonably reflects the fair value of the business based on estimates of future revenues and earnings.

Our Fab Automation and our Automated Material Handling Systems (AMHS) represent two reportable segments:

The Fab Automation Product segment, which consists principally of our interface products, auto-ID systems, substrate-handling robotics, sorters, connectivity software, and continuous flow technology (CFT).

The AMHS segment, which consists principally of our automated transport and loading systems, semiconductor and flat panel display products.

We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2007, may not be indicative of future operating results.

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

We recognize revenue for long-term contracts in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue and unbilled receivables each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. The unbilled receivables amount is reclassified to trade receivables once an invoice is issued. We disclose material changes in our financial results that result from changes in estimates.

We account for software revenue in accordance with the AICPA SOP 97-2, “Software Revenue Recognition”.  Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or, the selling price is fixed or determinable and collectibility is probable.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts, as well as a portion of the reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us, or its payment trends), we may adjust our estimates of the recoverability of amounts due to us.

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

Goodwill and Other Intangible Assets

We perform an annual goodwill impairment test in the third quarter of each fiscal year using a two-step process. The first step of the test identifies when impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. To determine the amount of the impairment, we estimate the fair value of our reporting segments that contain goodwill, based primarily on expected future cash flows, reduce the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compare the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeds the unallocated fair value of the business, an impairment expense is recognized. In connection with the annual impairment analysis for goodwill, we assessed the recoverability of the intangible assets subject to amortization in accordance with Financial Accounting Standards Board Statement (“FASB”) of Financial

Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” (“SFAS No. 144”).

Warranty Reserve

Our warranty policy generally states that we will provide warranty coverage for a pre-determined amount of time, generally 12 to 24 months, for material and labor to repair and service our equipment. We record the estimated warranty cost upon shipment of our products or receipt of customer’s final acceptance. The estimated warranty cost is determined based on the warranty term and historical warranty costs for a specific product. If actual product failure rates or material usage differs from our estimates, we may need to revise our estimated warranty reserve.

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

Share-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method. The Company’s Consolidated Financial Statements as of and for the year ended March 31, 2007 reflect the impact of SFAS No. 123(R). However, in accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods were not restated and do not include the impact of SFAS No. 123(R). Prior periods do not include equity compensation amounts comparable to those included in the Consolidated Financial Statements for the year ended March 31, 2007.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to April 1, 2006, the Company accounted for share-based awards to employees using the intrinsic value method in accordance with APB No. 25 as permitted under SFAS No. 123(R) (and further amended by SFAS No. 148).

Upon adoption of SFAS No. 123(R), the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in the Company’s opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended March 31, 2007 included a combination of payment awards granted prior to April 1, 2006 and payment awards granted subsequent to April 1, 2006. In conjunction with the adoption of SFAS No. 123(R), the Company changed its method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method, except for compensation expense relating to market-condition awards which is recognized using the graded-vesting method. Share-based compensation expense included in the year ended March 31, 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred. Stock options granted in periods prior to fiscal 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria.

Results of Operations

Comparison of Sales, Gross Profit, Expenses, Interest & Other, and Taxes

The following table sets forth our statements of operations components, expressed as a percentage of net sales for the periods indicated:

	Fiscal Year Ended March 31,
	2007	2006	2005

NET SALES	100.0%	100.0%	100.0%
COST OF SALES	68.6%	64.9%	80.1%

GROSS PROFIT	31.4%	35.1%	19.9%

OPERATING EXPENSES:
Research and development	7.0%	6.1%	5.7%
Selling, general and administrative	17.7%	18.4%	12.7%
Amortization of acquired intangible assets	4.1%	3.6%	3.3%
Restructuring charges (credits)	0.4%	(0.0)%	0.3%
Asset impairment charges	—	—	0.8%

Total operating expenses	29.2%	28.1%	22.8%

INCOME (LOSS) FROM OPERATIONS	2.2%	7.0%	(2.9)%
INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	0.5%	0.6%	0.3%
Interest expense	(1.8)%	(1.5)%	(1.1)%
Other income, net	0.8%	1.1%	0.7%

Interest and other income (expense), net	(0.5)%	0.2%	(0.1)%

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES AND MINORITY INTEREST	1.7%	7.2%	(3.0)%
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(1.3)%	(4.1)%	0.3%
MINORITY INTEREST	(0.4)%	(3.1)%	(0.2)%

NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.0)%	(0.0)%	(2.9)%
Cumulative effect of change in accounting principle	0.0%	—	—

NET LOSS	(0.0)%	(0.0)%	(2.9)%

The following is a summary of our net sales, costs of sales, gross profit and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005

AMHS:
Net sales	$298,777	$294,483	$380,596
Cost of Sales	225,150	196,571	333,956

Gross Profit	$73,627	$97,912	$46,640

Income from operations	$9,983	$47,782	$844

Fab Automation Products:
Net sales	$193,696	$164,738	$232,391
Cost of Sales	112,602	101,404	156,816

Gross Profit	$81,094	$63,334	$75,575

Income (loss) from operations	$692	$(15,496)	$(18,673)

Consolidated:
Net sales	$492,473	$459,221	$612,987
Cost of Sales	337,752	297,975	490,772

Gross Profit	$154,721	$161,246	$122,215

Income (loss) from operations	$10,675	$32,286	$(17,829)

Net Sales

Consolidated net sales for the fiscal years ended March 31, 2007, 2006 and 2005 were $492.5 million, $459.2 million and $613.0 million, respectively. During fiscal year 2007, the net sales increased by $33.3 million, or 7 percent from the prior year. The increase in fiscal year 2007 net sales was attributable to a volume increase of $29.0 million, or 18 percent in our Fab Automation segment, and a $4.3 million, or 1 percent, volume increase in our AMHS segment.

Net sales for the AMHS segment were $298.8 million, $294.5 million and $380.6 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The net sales for fiscal year 2007 increased by $4.3 million, or 1 percent over the prior year primarily due to a $21.0 million volume increase in semiconductor equipment sales in Japan, and a $1.8 million increase in service sales, partially offset by a $18.5 million volume decrease in Flat Panel sales to customers located in Taiwan and Korea. The AMHS semiconductor volumes increased during fiscal year 2007 as manufacturers of flash memory, and foundries in Asia/Pacific and Japan continued with their fab expansion projects.

Fab Automation net sales were $193.7 million, $164.7 million and $232.4 million for the fiscal years ended March 31, 2007, 2006 and 2005 respectively. The net sales for fiscal year 2007 increased by $29.0 million, or 18 percent, over the prior year primarily due to a $16.9 million volume increase in 200mm and 300mm loadport sales, a $7.4 million volume increase in Spartan Sorter and EFEM sales, and a $7.2 million increase in spare parts and service contract sales (partially offset by lower sales of other products totaling $0.7 million). Spartan EFEM continued to ramp throughout fiscal year 2007 as there were several new design wins, which resulted in unit volumes increasing by approximately 197 percent over the prior fiscal year 2006.

Net sales for the fiscal year ended March 31, 2006 were $459.2 million, a decrease of $153.8 million or 25 percent, from the prior year. Selling price erosion was not a primary contributor to the decrease in net sales for the period. The decrease in fiscal year 2006 sales volume was attributable to sales decreases in our AMHS segment of $86.1 million, primarily due to FPD declines of $132.0 million and 200mm products of $5.0 million. The FPD decline was the result of completion of a very large project in the prior year. This was partially offset by sales volume increases of $27.0 million for services and sales of our 300mm product line increasing by an additional $24.0 million.

Net sales from the Fab Automation Products segment were $164.7 million, a decrease of $67.7 million or 29 percent from prior year. The sales decreases in our Fab Automation segment of $67.7 million were primarily due to sales volumes of 200mm products decreasing by $37.0 million and 300mm products and services decreasing by $14.0 million.

Sales by geographic region (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005

United States	$103,962	$87,266	$112,923
Japan	186,404	183,079	146,752
Taiwan	111,835	109,174	230,334
Korea	17,447	21,123	30,240
Other Asia/Pacific	32,790	27,336	70,879
Europe	40,035	31,243	21,859

Total	$492,473	$459,221	$612,987

The geographical distribution of net sales as a percentage of the total remained relatively constant for the fiscal year ended March 31, 2007 as compared with the prior fiscal year ended March 31, 2006. Japan represented 38 percent and 40 percent for the fiscal years ended 2007 and 2006, respectively, while Taiwan was 23 percent and 24 percent for the fiscal years 2007 and 2006, North America was 21 percent and 19 percent for the fiscal years 2007 and 2006, and all other regions totaled 18 percent and 17 percent for the fiscal years 2007 and 2006, respectively.

The consolidated net sales were $492.5 million, $459.2 million, and $613.0 million for the fiscal years 2007, 2006, and 2005, respectively. The increase of $33.3 million for fiscal year 2007 as compared to 2006 was primarily due to a $16.7 million increase in the United States, a $3.3 million increase in Japan, a $2.7 million increase in Taiwan, a $5.5 million increase in Other Asia/Pacific, and $8.8 million increase in Europe, partially offset by a $3.7 million decrease in Korea. The $25.5 million increase in United States and Europe for the fiscal year 2007 was primarily due to the AMHS volume increase of $12.8 million and the Fab Automation volume increase of $9.6 million.

The consolidated net sales for fiscal year 2006 was $459.2 million, which decreased by $153.8 million from fiscal year 2005. Net sales in Japan and Europe increased by $45.7 million for fiscal year 2006 compared with 2005, however, this was more than offset by the volume decrease of $121.1 million in Taiwan due to Flat Panel Display, and a $78.4 million decrease for the United States, Korea, and Other Asia/Pacific geographies.

Gross Profit

Consolidated gross profit was $154.7 million, $161.2 million and $122.2 million for the fiscal years ended March 31, 2007, 2006 and 2005 respectively. The gross profit for the fiscal year 2007 decreased by $6.5 million, or 4 percent, from the prior fiscal year. The primary reason for the decline was due to AMHS projects for the fiscal year ended March 31, 2007 having lower average gross margins than projects during the prior fiscal year. During the prior fiscal year ended March 31, 2006, several AMHS contracts were completed with lower costs than originally estimated due to conservative cost expectations. This resulted in a higher overall gross margin percentage. Overall gross margins were 31 percent, 35 percent and 20 percent for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

AMHS gross profit was $73.6 million, $97.9 million and $46.6 million for the fiscal years ended March 31, 2007, 2006 and 2005 respectively. The gross profit for the fiscal year 2007 decreased by $24.3 million or 25 percent from the prior fiscal year, and was attributed to several contracts in the prior year that concluded with lower costs than anticipated, resulting in an overall increase in the gross margin percentage in fiscal year 2006. In addition to the prior year including lower costs to complete several contracts fiscal year 2007 gross profit reflected customer contracts that had substantially lower gross margins as a result of price erosion in the Asia Pacific region. The AMHS gross margins were 25 percent, 33 percent and 12 percent for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Fab Automation gross profit was $81.1 million, $63.3 million and $75.6 million for the fiscal years ended March 31, 2007, 2006 and 2005 respectively. The gross profit increased by $17.8 million over the prior fiscal year primarily due to the increase in 200mm and 300mm loadport volume, an increase in Spartan Sorter and EFEM volume, as well as the increase in spare parts and service contracts. The Fab Automation gross margins were 42 percent, 38 percent and 33 percent for the fiscal years ended March 31, 2007, 2006 and 2005 respectively. The gross margin increased from 38 percent to 42 percent in the fiscal year 2007 primarily due to favorable product mix and volume from the 200mm loadports, and continued product cost reductions through outsourced manufacturing and a lower cost supply chain.

In fiscal year 2006, we reduced our fixed manufacturing costs across all business lines, with gross profit increasing by $39.0 million, even though net sales decreased by $153.8 million compared to the prior year. A major factor contributing to our gross margin improvement, is based on our POC revenue model at ASI, with completion of projects in FY06 that had begun in FY05 or earlier and the related recognition of revenue that had been deferred or unbilled. In fiscal year 2005, we also worked on a very large FPD project that had lower margins, thereby explaining the improved product mix and overall gross margin as a percent of net sales in fiscal year 2006, compared to fiscal year 2005.

Research and Development

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2007	2006	Change	2006	2005	Change
	(In thousands, except percentage)

Research and development	$34,575	$27,913	$6,662	$27,913	$34,809	$(6,896)
Percentage of total net sales	7.0%	6.1%		6.1%	5.7%

Research and development (“R&D”) expenses were $34.6 million for the fiscal year ended March 31, 2007, compared with $27.9 million for the fiscal year 2006. R&D expenses increased by $6.7 million in fiscal year 2007, compared to fiscal 2006. The increase was primarily due to a $5.8 million increase in headcount related costs, which included payroll, fringe benefits, and bonuses, a $1.1 million increase in share-based compensation expense, a $1.5 million non-cash expense for in-process research and development as part of the ASI purchase transaction completed during the second quarter of fiscal year 2007, partially offset by $1.7 million of lower prototype material and other miscellaneous expenses

R&D expenses were $27.9 million for fiscal year 2006, which represented a decrease of $6.9 million from fiscal year 2005. The R&D expense decrease was primarily due to a $5.0 million reduction of headcount related costs from reductions in workforce, lower depreciation expense of $1.0 million, and lower miscellaneous expenses of $0.9 million.

The research and development expenses may vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that management believes are necessary for enhancements to our current products and for developing new products and product lines.

Selling, General and Administrative

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2007	2006	Change	2006	2005	Change
	(In thousands, except percentage)

Selling, General and Administrative	$87,234	$84,503	$2,731	$84,503	$78,344	$6,159
Percentage of total net sales	17.7%	18.4%		18.4%	12.7%

Selling, general and administrative (“SG&A”) expenses were $87.2 million for fiscal year 2007, compared with $84.5 million and for the fiscal year 2006. Fiscal year 2007 SG&A expenses increased by $2.7 million, compared with fiscal year 2006, primarily due to a $7.0 million increase in headcount related costs which included payroll, fringe benefits, and bonuses, a $5.9 million increase in legal and accounting expenses associated with the stock option investigation which occurred during the second and third quarters of fiscal year 2007 and the ongoing Jenoptik litigation, a $2.4 million increase in share-based compensation expense, and an increase of $0.5 million for all other miscellaneous expenses. The above increases totaled $15.8 million, and they were partially offset by a $13 million reduction in bad debt allowance during the fiscal year 2007 due to cash collections.

SG&A expenses for fiscal year 2006 increased by $6.2 million, compared with fiscal year 2005 expenses of $78.3 million. The primary reason for the increase was due to a $2.0 million increase related to auditing and the review and testing of internal controls over financial reporting required under the Sarbanes-Oxley Act of 2002, an increase of $2.0 million in our bad debt allowance and an increase of $1.0 million in other fixed and payroll costs due to higher headcount in order to meet the increased financial and accounting requirements, and a $1.2 million increase in other miscellaneous expenses.

Amortization of Acquired Intangible Assets

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2007	2006	Change	2006	2005	Change
	(In thousands, except percentage)

Amortization of acquired intangible assets	$20,245	$16,590	$3,655	$16,590	$20,436	$(3,846)
Percentage of total net sales	4.1%	3.6%		3.6%	3.3%

We amortize acquired intangible assets over periods ranging from three to ten years. The increase of $3.7 million in amortization expense in the year ended March 31, 2007, compared to the year ended March 31, 2006 is primarily due to the increase in intangible assets of approximately $43.0 million from the purchase of additional shares in ASI in fiscal year 2007. The decrease in amortization in fiscal year 2006, compared to fiscal year 2005 in the amount of $3.8 million was primarily due to assets being fully amortized during fiscal year 2006.

Restructuring Charges (Credits)

The restructuring accrual and related utilization for fiscal years ended March 31, 2007, 2006 and 2005 were as follows (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total

Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	1,803	7	1,810
Amounts paid in cash	(1,803)	(1,390)	(3,193)
Foreign currency translation adjustment	3	9	12

Balance, March 31, 2005	67	816	883
Reduction in accruals	(7)	(39)	(46)
Non-cash related utilization	(60)	(96)	(156)
Amounts paid in cash	—	(573)	(573)
Foreign currency translation adjustment	—	(3)	(3)

Balance, March 31, 2006	—	105	105
Additional accruals	—	1,992	1,992
Non-cash related utilization	—	(188)	(188)
Amounts paid in cash	—	(1,121)	(1,121)

Balance, March 31, 2007	$—	$788	$788

During fiscal year 2007, the Company incurred restructuring charges of $2.0 million related to excess facility charges in connection with our corporate office relocation. The outstanding accrual amount at March 31, 2007, as noted in the table above, consists of future lease obligations on vacated facilities.

In fiscal year 2006, we recorded minor changes in estimates to our restructuring accrual as a result of completion of various lease and sub-lease agreements, as well as final payments and adjustments on severance and benefit programs that were included in prior restructurings. The outstanding accrual balance of $0.1 million at March 31, 2006 consisted of future lease obligations on operating leases, which were fully paid in fiscal year 2007

In fiscal year 2005, we recorded net severance and other charges of $1.8 million, primarily for severance costs from a reduction in workforce in December 2004. At that time, we announced a restructuring initiative in our Fab Automation reporting segment, which involved the termination of employment of approximately 70 employees.

Asset Impairment Charges

In conjunction with the restructuring in fiscal year 2005, we had removed from service and made available for sale certain land and a building owned by AJI. Our building in Nagoya, Japan had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. As a result, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. We accounted for these assets as held-for-sale under SFAS No. 144.

In the third quarter of fiscal year 2006, we re-evaluated the status of the AJI facility discussed above and based on an assessment of our expected future business needs, we reclassified the assets, as held-and-used.

There were no asset impairment charges in fiscal years ended March 31, 2006 or 2007.

Interest and Other Income (Expense), Net

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2007	2006	Change	2006	2005	Change
	(In thousands)

Interest income	$2,374	$2,527	$(153)	$2,527	$1,722	$805
Interest expense	(9,056)	(6,746)	(2,310)	(6,746)	(6,747)	1
Other income, net	4,074	5,172	(1,098)	5,172	4,296	876

Total, net	$(2,608)	$953	$(3,561)	$953	$(729)	$1,682

Interest and other income (expense), net, was $(2.6) million, $1.0 million and $(0.7) million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The change in fiscal year 2007 was primarily due to the acquisition of an additional 44.1 percent of the outstanding shares in ASI, which required $20 million of cash and new borrowings with Bank of America of approximately $81.5 million. The new borrowings resulted in an increase in interest expense of $2.3 million, and the use of $20 million in cash resulted in a decrease in interest income of $0.2 million. The remaining difference in other income of approximately $1.1 million was due to a reduction in royalty income.

The increase in fiscal year 2006 over fiscal year 2005 was due to non-recurring royalty income of approximately $1.0 million becoming due to us upon achievement of certain contractual milestones from our royalty partner on our licensed products and interest income of $1 million due to higher investment balances and interest rate.

Provision for (Benefit from) Income Taxes

	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2007	2006	Change	2006	2005	Change
	(In thousands, except percentage)

Provision for (benefit from) income taxes	$6,447	$18,746	$(12,299)	$18,746	$(1,916)	$20,662

Percentage of total net sales	1.3%	4.1%		4.1%	(0.3)%

We recorded a tax provision of $6.4 million for the fiscal year ended March 31, 2007, or 79.9 percent of our net income before income taxes and minority interest, compared to a tax provision of $18.7 million for the fiscal year ended March 31, 2006, or 56.4 percent of our net income before income taxes and minority interest. The tax provision in fiscal year 2007 primarily relates to our international subsidiaries, offset by a tax benefit due to deferred taxes relating to amortization of intangibles recorded in connection with the ASI acquisition of $8.9 million.

The net change of $(12.3) million in the tax provision in fiscal year 2007 compared to the tax provision in fiscal year 2006 is primarily due to: (1) a significant decrease in income before income tax reported by the foreign subsidiaries ($11.3 million in fiscal year 2007 compared to $51.8 million in fiscal year 2006), the tax provisions for which are recorded at the statutory rate of each subsidiary, with an overall effective tax rate of approximately 42 percent; and (2) an increase in tax benefit from deferred tax related to amortization of intangibles recorded in connection with the ASI acquisition ($8.9 million tax benefit in fiscal year 2007 compared to $5.3 million in fiscal year 2006).

We recorded a tax provision of $18.7 million for the fiscal year ended March 31, 2006, or 56.4 percent of our income before income taxes, compared to a tax benefit of $1.9 million for the fiscal year ended March 31, 2005, or 10.3 percent of our loss before income taxes. The tax provision in fiscal year 2006 primarily relates to our international subsidiaries, offset by a tax benefit due to deferred tax related to amortization of intangibles recorded in connection with the ASI acquisition of $5.3 million and the recognition of foreign deferred tax assets of $5.3 million.

The net change of $20.7 million in the tax provision in fiscal 2006 compared to the benefit in 2005 is primarily due to; (1) a significant increase in income before income tax reported by the foreign subsidiaries ($51.8 million in 2006 compared to $6.4 million in 2005), the tax provisions for which are recorded at the statutory rate of each subsidiary, with an overall effective tax rate of approximately 37.2 percent; (2) a reduced tax benefit from the deferred tax liabilities related to amortization of intangibles recorded in connection with the ($5.3 million tax benefit in 2006 compared to $6.5 million in 2005); and (3) tax benefit of approximately $3.7 million related to utilization of AJI’s pre-acquisition NOL in 2005. No such benefit was recorded in 2006.

Minority Interest

Minority interest in the net income of our subsidiaries was $1.8 million, $14.6 million and $1.1 million, during fiscal years 2007, 2006 and 2005, respectively. Through July, 2006, this amount primarily represents the 49.0 percent equity interest of our joint venture partner, Shinko, in the operations of ASI. In July 2006, we acquired an additional 44.1 percent of ASI equity from Shinko. In accordance with EITF 00-4, AJI has accounted for the purchase option on a combined basis with the minority interest as a financing of the purchase of the remaining 4.9 percent minority interest, and as a result has accounted for the transaction as an acquisition of Shinko’s entire 49 percent interest of ASI on July 14, 2006. Accordingly, AJI has recorded a liability, equivalent to the net present value of the JPY 1.3 billion fixed payment for the 4.9 percent remaining interest and the fixed annual dividend payment of JPY 65 million and will accrete the resulting discount to interest expense over the twelve month period ending on the first potential exercise date. The liability, which totaled $11.4 million at March 31, 2007, has been classified within “accrued and other liabilities” on the consolidated balance sheet.

Related Party Transactions

Our majority-owned subsidiary, ASI, has certain transactions with its minority shareholder, Shinko. Our majority-owned subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At March 31, 2007 and 2006, respectively, significant balances with Shinko and MECS Korea were (in thousands):

	March 31,
	2007	2006

Accounts payable due to Shinko	$24,694	$13,406
Accrued liabilities due to Shinko	$304	$59
Accrued liabilities due to Shinko relating to ASI acquisition	$11,439	$—
Accounts receivable from MECS Korea	$6	$90
Accounts payable due to MECS Korea	$228	$3
Accrued liabilities due to MECS Korea	$13	$81

In addition, the consolidated financial statements reflect that ASI purchased various products, installation, administrative and information technology services from Shinko. AJI also purchased information technology services from MECS Korea. During the fiscal years ended March 31, 2007, 2006 and 2005, sales to and purchases from Shinko and MECS were (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005

Material and service purchases from Shinko	$55,555	$57,043	$96,097
Material and service purchases from MECS Korea	$521	$3	$414
Sales to MECS Korea	$73	$568	$378

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN 48 in the first quarter of fiscal year 2008. We are currently assessing the impact the adoption of FIN 48 will have on our financial position or result of operations.

In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is seven years of service. We are required to apply the provisions of EITF 06-2 at the beginning of fiscal year 2008. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The Company intends to adopt EITF 06-2 through a cumulative-effect adjustment. We are currently assessing the impact EITF 06-2 will have on our financial position or results of operations.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, bank borrowings, long-term debt and cash generated from operations.

As of March 31, 2007, we had approximately $99.7 million in cash and cash equivalents, $49.5 million in working capital (total current assets less total current liabilities) and $86.4 million in long-term debt and capital lease obligations, net of current portion.

The table below, for the periods indicated, provides selected consolidated cash flow information (in millions):

	Fiscal Year Ended March 31,
	2007	2006	2005

Net cash provided by (used in) operating activities	$51.7	$43.7	$(17.7)
Net cash provided by (used in) investing activities	$(100.5)	$22.1	$(7.3)
Net cash provided by (used in) financing activities	$53.7	$(24.0)	$4.2

Cash flows from operating activities.

Net cash provided by operating activities in fiscal year 2007 was $51.7 million, consisting of (in millions):

Net loss	$(0.0)
Depreciation and amortization	29.6
Allowance for doubtful accounts	(7.5)
Unrealized foreign exchange gain	(1.4)
Minority interest in net income of consolidated subsidiary	1.7
Loss on disposal of fixed assets	0.1
Share-based compensation	5.9
Non cash restructuring charges	0.2
In process research and development	1.5
Cumulative effect of change in accounting principle	(0.1)
Amortization of lease incentive payments	(0.6)
Deferred taxes, net	(7.0)
Decrease in accounts receivable	23.7
Increase in inventories	(14.3)
Increase in prepaid expenses and other assets	(12.1)
Increase in accounts payable, accrued liabilities and deferred margin	32.0

Net cash provided by operating activities	$51.7

Significant changes in assets and liabilities during the fiscal year ended March 31, 2007 included accounts receivable, which decreased by $23.7 million, primarily due to increased cash collections at ASI, including receipts from the factoring of certain receivable balances in Japan and a decline in revenue. Accounts payable increased, primarily due to $16.5 million increase at ASI for planned inventory requirements for next year.

The increase in net inventory is primarily attributed to inventory build up at ASI of approximately $15 million in order to meet increased demand and backlog orders at year-end.

Significant changes in assets and liabilities during the fiscal year ended March 31, 2006 included accounts receivable, which decreased due to increased cash collections at ASI, including receipts from the factoring of certain receivable balances in Japan and a decline in revenues; prepaid expenses and other assets, which decreased due to a VAT refund at ASI from the Japanese government; and accounts payable to related parties, which decreased at ASI by $25.8 million as described in Note 16, “Related Party Transactions.”

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

We continue to improve our days sales outstanding (“DSO”), which have decreased to 93 days at March 31, 2007 from 110 days at March 31, 2006, compared to 111 days at March 31, 2005 for billed and unbilled receivables. The improvement in DSO was primarily due to better cash collections. The decrease in unbilled receivables at March 31, 2006 compared to March 31, 2005 was attributable to the decreases in revenues of ASI and completion of projects started in earlier periods. The decrease in accounts payable and accrued liabilities at March 31, 2006 over those of March 31, 2005 was mainly attributable to higher collection of receivable and subsequent cash applied to payable balances at ASI and AJI, coupled with lower revenue in the business. Our inventory turns were 8.0 times for the fiscal year 2007, compared to 8.9 times for fiscal year 2006, primarily due to additional inventory to support the increase in backlog from $156 million at March 31, 2006 to $195 million at March 31, 2007.

We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, collection of accounts receivable, timing of payments, and inventory levels.

Cash flows from investing activities.

Net cash used in investing activities was $100.5 million in fiscal year 2007. This was due primarily to the purchase from Shinko shares of ASI representing an additional 44.1 percent of outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US $102 million at the July 14, 2006 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1 percent.

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

Cash flows from financing activities.

Net cash provided by financing activities was $53.7 million in fiscal year 2007. This was primarily the result of a $115 million credit facility which the Company entered into with Bank of America, in June 2006. The Company borrowed approximately $81.5 million to fund the purchase of an additional 44.1 percent of the outstanding shares in ASI from Shinko Electric, Co. on July 14, 2006.

Net cash used in financing activities in fiscal year 2006 was $24.0 million, due to $12.4 million in net payments on our lines of credit, $8.3 million payments on long-term debt and capital leases and $5.9 million in dividends paid to the minority shareholder of ASI (this dividend payment was for fiscal years 2005 and 2006 in the amount of $2.6 million and $3.3 million, respectively). The cash used was partially offset by $2.6 million in proceeds from the issuance of common stock under our employee stock programs.

Net cash provided by financing activities in fiscal year 2005 was $4.2 million, due to $279.9 million in proceeds from our line of credit and $3.7 million in proceeds from the issuance of common stock under our employee stock programs, partially offset by $279.4 million in pay downs against borrowings.

On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at par and at our option after July 3, 2004. Debt issuance costs of $0.6 million, net of amortization are included in other assets at March 31, 2007. Issuance costs are being amortized over 84 months and are being charged to other income (expense), net. Debt amortization costs totaled $0.5 million during each of the years ended March 31, 2007, 2006 and 2005, respectively.

Debt financing facility.

In June 2006, our Japanese subsidiary, AJI, established a $115 million, three-year, senior secured revolving credit and term loan facility, consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit facility was arranged by Banc of America Securities LLC. Bank of America, N.A., will serve as administrative agent. A syndicate of lenders and financial institutions, including Comerica, Development Bank of Japan, Key Bank, and Union Bank of California, is participating in the facility with Bank of America. We have the ability to borrow US Dollars or Japanese Yen under the facility. Substantially all of this facility is guaranteed by the Company in the United States.

The interest on these loans is based on a variable rate over the Japanese Yen LIBOR (London Interbank Offered Rate). As of March 31, 2007, the interest on the revolver was 3.2 percent and the rate on the term loan was 3.0 percent. We are amortizing approximately $3.5 million of financing costs over the life of the facility.

The credit agreement will terminate and all amounts outstanding will be due July 13, 2009, provided that Asyst’s outstanding 5 3/4 percent convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008.

We may not be able to negotiate an extension of the maturity of all of the convertible notes in a manner satisfactory to the senior lenders under the secured credit facility, or on economic terms acceptable to us. If we fail to re-negotiate an extension, then the existing terms of the senior credit facility call for full repayment of that obligation on March 31, 2008. We believe that our current cash position will be sufficient to meet our expected cash requirements related to this obligation.

The Bank of America credit agreement contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the facility restricts our ability to pay such dividends (subject to certain exceptions, including the dividend payments from ASI to Shinko provided under the Share Purchase Agreement described in Item 1 in this report). Nonpayment of amounts due, a violation of these covenants or the occurrence of other events of default set forth in the credit agreement including a cross-default under the indenture could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding. The Company is in compliance with the debt covenants as of March 31, 2007, and believes it will continue to be in compliance for the next twelve months.

On July 14, 2006, Asyst and AJI purchased from Shinko shares of ASI representing an additional 44.1 percent of outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1 percent. As of that date, we borrowed an aggregate amount of approximately $81.5 million under the senior credit facility to fund the purchase of shares reported above and for general working capital purposes, and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9 percent ASI share ownership. As of March 31, 2007, we have a total of approximately $58.2 million outstanding under the Bank of America senior credit facility.

At any time as of or after the first anniversary of the closing, and subject to the other provisions of the share purchase agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9 percent of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately $11 million at the March 31, 2007 exchange rate).

Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice our obligation to purchase the remaining 4.9 percent equity it holds in ASI. These circumstances include (a) when the equity ownership of Asyst Japan, Inc. (“AJI”) in ASI falls below 50 percent; (b) when bankruptcy or corporate reorganization proceedings are filed against the Company or AJI; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9 percent; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares). In any such event, an acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ASI equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ASI. Due to the cyclical and uncertain nature of cash flows and collections from our customers, the Company (or its subsidiaries) may from time to time incur borrowings which could cause the Company to exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may pay down the outstanding borrowings from cash to maintain compliance with its financial covenants.

Other debt financing arrangements.

We have approximately $86.3 million outstanding under our 5 3/4 percent convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are currently redeemable at our option.

ASI has revolving lines of credit with four Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $50.9 million at the exchange rate as of March 31, 2007. ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”) which was 0.63 percent at March 31, 2007 plus margins of 0.70 percent to 1.00 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at March 31, 2007. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4 billion Yen, or approximately $34.0 million, of borrowing capacity to extend the expiry dates to June 30, 2007, at which time all amounts outstanding under these four lines of credit will be due and payable, unless the lines of credit are extended. As of March 31, 2007, ASI had no outstanding borrowings, and a total of 6 billion Japanese Yen available under these lines of credit.

As of March 31, 2007, AJI had term loans outstanding with one Japanese bank. These loans are repayable monthly until February 2008 and May 2008. The loans carry annual interest rates between 1.8 percent and 2.3 percent, respectively. Substantially all of these loans are guaranteed by the Company in the United States. As of March 31, 2007, AJI had outstanding borrowings of 66.4 million Japanese Yen, or approximately $0.6 million at exchange rates as of March 31, 2007.

Existing lines of credit total $140.9 million as of March 31, 2007, and consisted of the Bank of America $90.0 million revolving credit facility at AJI (which is part of the $115 million credit agreement with Bank of

America) and the $50.9 million revolving lines of credit at ASI, both of which are discussed above. Approximately $98.1 million of these lines was available to the Company, however, $11.7 million is restricted to support our obligations, under the terms of the share purchase agreement to purchase from Shinko its remaining 4.9 percent equity interest in ASI, and $40.3 million is restricted due to debt covenant ratio restrictions, bringing the net available credit under all of the Company’s credit facilities to $46.1 million at March 31, 2007.

Other liquidity considerations.

Since inception, we have incurred aggregate consolidated net losses of approximately $385.2 million, and have incurred losses over the last six years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash, cash equivalents and short-term investments aggregated $99.7 million at March 31, 2007. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next 12 months. Our borrowing arrangements require that we comply with certain financial covenants. We expect that ASI will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers.

While we expect to meet such financial covenants, we cannot give absolute assurance that we will meet these financial covenants, including those contained in the senior secured credit facility. Specifically, we are required to maintain compliance with covenants establishing minimum EBITDA operating performance by the Company as a ratio of our total borrowing available under the senior secured credit facility. The terms of the Bank of America $115 million senior secured credit facility require us to redeem or repurchase, or extend the maturity of the notes, on terms reasonably satisfactory to Bank of America on or before March 31, 2008; otherwise, amounts outstanding under the credit facility will be due on March 31, 2008. Our failure in any fiscal quarter to meet this and other covenant requirements could result in a reduction of our permitted borrowing under the facility, an acceleration of certain repayment obligations, and/or an Event of Default (which, if uncured by us or not waived by the lenders, under the terms of the facility, would require the acceleration of all re-payment obligations under the facility). Alternatively, due to the cyclical and uncertain nature of cash flows and collections from our customers, the Company’s borrowings to fund operations or working capital could exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may be required pay down the outstanding borrowings from cash to maintain compliance with its financial covenants. If we are unable to meet any such covenants or pay down outstanding borrowings as required, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings. Accordingly, our ability to fund operations and working capital requirements through additional borrowing may be substantially impaired and limit our ability to grow our company or sustain or improve profitability.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term loans and notes payable	$1,453	$1,453	$—	$—	$—
Long-term debt, including interest	154,187	65,389	88,798	—	—
Capital lease obligations, including interest	329	167	161	1	—
Operating lease obligations	14,786	4,306	7,717	2,763	—
Purchase obligations	48,900	48,900	—	—	—

Total	$219,655	$120,215	$96,676	$2,764	$—

Only non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services are included in the table above.

As more fully described in Note 10 to the Consolidated Financial Statements, we are liable, as part of the original ASI acquisition in fiscal year 2003, to provide funding for plan benefits under ASI’s pension plan. As of March 31, 2007 and 2006, the liability was $18.0 million and $17.9 million, respectively. On June 22, 2006, we entered into an agreement to acquire from Shinko the remaining ASI shares we did not already own. This purchase increased our consolidated ownership of ASI to 95.1 percent at the closing on July 14, 2006; while Shinko retained ownership of a 4.9 percent equity interest. At any time as of the first anniversary of the closing, and subject to the other provisions of the agreement, either Shinko or we may give notice to the other calling for us to purchase from Shinko this remaining 4.9 percent equity for a fixed payment of JPY 1.3 billion (approximately US $11 million at the March 31, 2007 exchange rate). Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice this purchase obligation. These circumstances include (a) when our equity ownership in ASI falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against us or our subsidiary AJI (which holds ownership of the shares in ASI); (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9 percent; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of March 31, 2007, our portfolio consisted entirely of investments in highly liquid money market funds. Therefore, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

The Company adopted a Foreign Exchange Policy that documented how we intend to comply with the accounting guidance under SFAS No. 133. Under the policy there are guidelines that permit the Company to have hedge accounting treatment under both Fair Value and Cash Flow hedges. The policy approval limits are up to $10 million with our chief financial officer’s approval and over $10 million with the additional approval of the our chief executive officer.

The table below presents principal amounts and related weighted average interest rates for the investment portfolio at March 31, 2007. As a general matter, our intent is not to hold investments longer than twelve months:

	Remaining	Principal	Weighted Average
	Maturities	Amount	Interest Rate
	(In thousands)

CASH EQUIVALENTS:
Institutional money market funds	within 1 year	$23,242	5.215%

Total cash equivalents		$23,242

We also have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $146.8 million at March 31, 2007. Approximately $88.6 million of these borrowings have a fixed interest rate. We have approximately $58.2 million of floating interest rate debt, all of which are Yen denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. A 10 percent increase in the levels of interest rates, with all other variables held constant, would have resulted in an increase of approximately $0.2 million in interest expense for the twelve months ended March 31, 2007.

The fair market value of the convertible subordinated notes issued by Asyst and due in July 2008 is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of Asyst stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the convertible subordinated notes but do not impact our financial position, cash flows or results of operations.

Foreign Currency Exchange Risk.  We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent Asia and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future. The following table presents our net loss, assuming a hypothetical strengthening and weakening of the Japanese Yen by 5.0 percent and 10.0 percent, respectively, compared to the average rate used during the fiscal year ended March 31, 2007 (in thousands):

			No Change in
	Strengthening in Japanese		Japanese Yen	Weakening in Japanese
	Yen of X Percent		Exchange	Yen of X Percent
	10%	5%	Rate	5%	10%

Net income (loss) for the fiscal year ended March 31, 2007	$2,783	$1,298	$(38)	$(1,247)	$(2,346)

Item 8 —	Financial Statements and Supplementary Data

Consolidated Financial Statements

Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, appears on page 102 of this Annual Report and should be read in conjunction with the consolidated financial statements and related notes thereto and the report of our independent registered public accounting firm filed herewith.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

Supplementary Financial Data

Quarterly Financial Data	91

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,701	$94,622
Short-term investments	—	15,304
Accounts receivable, net	125,889	141,453
Inventories	51,797	33,219
Deferred income taxes	12,764	16,886
Prepaid expenses and other current assets	15,124	9,945

Total current assets	305,275	311,429
Property and equipment, net	25,138	23,108
Goodwill	83,723	58,840
Intangible assets, net	41,994	19,334
Other assets	9,556	2,583

Total Assets	$465,686	$415,294

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$1,453	$1,443
Current portion of long-term debt and capital leases	58,949	1,368
Accounts payable	76,365	75,376
Accounts payable-related parties	24,922	13,409
Accrued and other liabilities	83,211	62,902
Deferred margin	10,880	5,335

Total current liabilities	255,780	159,833

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	86,412	87,168
Deferred tax liability	13,124	3,119
Other long-term liabilities	15,559	10,974

Total long-term liabilities	115,095	101,261

COMMITMENTS AND CONTINGENCIES (see Notes 15)
MINORITY INTEREST	130	66,521

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized shares — 300,000,000
Outstanding shares — 49,306,925 and 48,462,235 shares at March 31, 2007 and 2006, respectively	481,624	473,422
Deferred share-based compensation	—	(1,319)
Accumulated deficit	(385,216)	(385,178)
Accumulated other comprehensive income (loss)	(1,727)	754

Total shareholders’ equity	94,681	87,679

Total liabilities, minority interest and shareholders’ equity	$465,686	$415,294

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share data)

NET SALES	$492,473	$459,221	$612,987
COST OF SALES	337,752	297,975	490,772

GROSS PROFIT	154,721	161,246	122,215

OPERATING EXPENSES:
Research and development	34,575	27,913	34,809
Selling, general and administrative	87,234	84,503	78,344
Amortization of acquired intangible assets	20,245	16,590	20,436
Restructuring charges (credits)	1,992	(46)	1,810
Asset impairment charges	—	—	4,645

Total operating expenses	144,046	128,960	140,044

INCOME (LOSS) FROM OPERATIONS	10,675	32,286	(17,829)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	2,374	2,527	1,722
Interest expense	(9,056)	(6,746)	(6,747)
Other income, net	4,074	5,172	4,296

Interest and other income (expense), net	(2,608)	953	(729)

INCOME (LOSS) BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES AND MINORITY INTEREST	8,067	33,239	(18,558)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(6,447)	(18,746)	1,916
MINORITY INTEREST	(1,761)	(14,597)	(1,101)

NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(141)	(104)	(17,743)
Cumulative effect of change in accounting principle	103	—	—

NET LOSS	$(38)	$(104)	$(17,743)

BASIC AND DILUTED NET LOSS PER SHARE PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.00)	$(0.00)	$(0.37)
Cumulative effect of change in accounting principle	0.00	—	—

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.37)

SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	48,924	47,972	47,441

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Deferred		Other
	Common Stock		Share-Based	Accumulated	Comprehensive
	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
	(In thousands, except share data)

BALANCES, MARCH 31, 2004,	47,053,748	$465,906	$(4,767)	$(367,331)	$8,444	$102,252
Components of comprehensive loss:
Net loss	—	—	—	(17,743)	—	(17,743)
Foreign currency translation	—	—	—	—	(842)	(842)
Unrealized losses on investments	—	—	—	—	(133)	(133)

Total comprehensive loss						(18,718)
Issuance of common stock under employee stock option and employee stock purchase plans	749,391	3,710	—	—	—	3,710
Deferred share-based compensation related to issuance of restricted stock to employees	—	1,240	(1,240)	—	—	—
Amortization of deferred share-based compensation	—	—	2,376	—	—	2,376
Non-employee share-based compensation	—	97	—	—	—	97
Reversal of deferred share-based compensation due to forfeitures	(23,600)	(1,752)	1,752	—	—	—

BALANCES, MARCH 31, 2005,	47,779,539	469,201	(1,879)	(385,074)	7,469	89,717
Components of comprehensive loss:
Net loss	—	—	—	(104)	—	(104)
Foreign currency translation	—	—	—	—	(6,946)	(6,946)
Unrealized gains on investments	—	—	—	—	231	231

Total comprehensive loss						(6,819)
Issuance of common stock under employee stock option and employee stock purchase plans	682,696	2,611	—	—	—	2,611
Deferred share-based compensation related to issuance of restricted stock to employees	—	1,389	(1,389)	—	—	—
Amortization of deferred share-based compensation	—	—	1,819	—	—	1,819
Non-employee share-based compensation	—	351	—	—	—	351
Reversal of deferred share-based compensation due to forfeitures	—	(130)	130	—	—	—

BALANCES, MARCH 31, 2006	48,462,235	473,422	(1,319)	(385,178)	754	87,679
Components of comprehensive loss:
Net loss	—	—	—	(38)	—	(38)
Foreign currency translation	—	—	—	—	(1,625)	(1,625)
Unrealized gains on investments	—	—	—	—	(22)	(22)

Total comprehensive loss						(1,685)
Issuance of common stock under employee stock option and employee stock purchase plans	722,979	3,703	—	—	—	3,703
Issuance of restricted stock to employees	121,711	—	—	—	—	—
Reclassification of deferred share-based compensation upon adoption of SFAS No. 123(R)	—	(1,319)	1,319	—	—	—
Adoption of SFAS No. 158	—	—	—	—	(834)	(834)
Share-based compensation expense	—	5,921	—	—	—	5,921
Cumulative effect of change in accounting principle	—	(103)	—	—	—	(103)

BALANCES, MARCH 31, 2007	49,306,925	$481,624	$—	$(385,216)	$(1,727)	$94,681

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2007	2006	2005
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(38)	$(104)	$(17,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,617	23,339	28,442
Non-cash restructuring charges	188	156	—
Allowance for doubtful accounts	(7,536)	6,791	4,862
Foreign exchange transaction losses (gains)	(1,438)	189	(251)
Asset impairment charges	—	—	4,645
Minority interest in net income of consolidated subsidiary	1,761	14,597	1,101
Loss on disposal of fixed assets	106	876	571
Share-based compensation expense	5,921	2,170	2,473
In process research and development	1,519	—	—
Cumulative effect of change in accounting principle	(103)	—	—
Amortization of lease incentive payments	(625)	(208)	—
Deferred taxes, net	(6,969)	(4,929)	(15,439)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23,750	29,081	(48,446)
Inventories, net	(14,316)	(2,046)	(5,206)
Prepaid expenses and other assets	(12,148)	8,072	(5,645)
Accounts payable, accrued liabilities and deferred margin	32,008	(34,274)	32,895

Net cash provided by (used in) operating activities	51,697	43,710	(17,741)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(15,000)	(34,985)	(84,744)
Sales or maturity of investments	30,290	65,650	79,709
Release of restricted cash and cash equivalents	—	—	1,904
Proceeds from sales of property and equipment	177	—	—
Purchases of property and equipment	(10,626)	(8,524)	(4,152)
Purchase of additional investment in subsidiaries	(105,295)	—	—

Net cash provided by (used in) investing activities	(100,454)	22,141	(7,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	128,000	429,573	279,885
Payments on lines of credit	(128,873)	(441,973)	(271,519)
Dividends paid to minority shareholder of ASI	(6,317)	(5,939)	—
Proceeds from long term debt	82,340	—	—
Principal payments on long-term debt and capital leases	(25,164)	(8,312)	(7,920
Proceeds from issuance of common stock	3,703	2,611	3,710

Net cash provided by (used in) financing activities	53,689	(24,040)	4,156
Effect of exchange rate changes on cash and cash equivalents	147	(2,283)	(414)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,079	39,528	(21,313)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	94,622	55,094	76,407

CASH AND CASH EQUIVALENTS, END OF YEAR	$99,701	$94,622	$55,094

Supplemental disclosures:
Cash paid during the year for interest	$7,705	$6,229	$5,690
Cash paid during the year for income taxes, net of refunds	$25,717	$14,380	$3,153

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying consolidated financial statements of Asyst Technologies, Inc. which was incorporated in California on May 31, 1984, and its subsidiaries (“Asyst” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiaries, Asyst Japan, Inc. (“AJI”) and Asyst Shinko, Inc (“ASI”).

In October 2002, we purchased a 51.0 percent interest in ASI with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1 percent of the outstanding capital stock of ASI, and as a result, now own 95.1 percent of ASI at March 31, 2007. The Company has an option to purchase, or could be required to purchase, the remaining 4.9 percent of ASI from the one year anniversary date of this recent acquisition, i.e. July 14, 2007 (for additional information on the acquisition, see Note 11).

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

2.	Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenues and costs under long-term contracts, collectibility of accounts receivable, obsolescence of inventory, cost of product warranties, recoverability of depreciable assets, intangibles and deferred tax assets, the adequacy of acquisition-related and restructuring reserves and recognition of shared based compensation. Although we regularly assess these estimates, actual results may differ from management’s estimates. Changes in estimates are recorded in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

Short-term Investments

Our short-term investments typically consist of equity securities and debt investments with maturities, at the time of purchase, greater than three months. Auction rate debt securities with interest rates that reset in less than three months but with maturity dates longer than three months, are classified as short-term investments. All such

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments have been classified as “available-for-sale” and are carried at fair value. Unrealized holding gains and losses, net of taxes reported, are recorded as a component of other comprehensive income (loss). The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in interest and other income (expense), net, in the Consolidated Statements of Operations. There have been no declines in value that are considered to be other than temporary for any of the three fiscal years in the period ended March 31, 2007. The cost of investments sold is based on specific identification. We do not intend to hold individual securities for greater than one year.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable, approximate fair value due to the short maturities of these financial instruments. At March 31, 2007, the carrying amount of long-term debt, including current portion, was $145.4 million and the estimated fair value was $140.2 million. At March 31, 2006, the carrying amount of long-term debt, including current portion, was $88.5 million and the estimated fair value was $81.5 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables, cash equivalents and short-term investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to repurchase agreements with major banks, U.S. government and corporate securities, and mutual funds that invest in U.S. government securities, which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor and flat panel display industries, and relatively few customers account for a significant portion of our revenues. We regularly monitor the credit worthiness of our customers and believe that we have adequately provided for exposure to potential credit losses. During fiscal year 2007, Toshiba and Taiwan Semiconductor Manufacturing Corp. accounted for 16 percent and 10 percent of net sales, respectively. During fiscal year 2006, Taiwan Semiconductor Manufacturing Corp. accounted for 12 percent of net sales. During fiscal year 2005, AU Optronics Corp. and Taiwan Semiconductor Manufacturing Corp. accounted for approximately 20 percent and 12 percent of net sales, respectively. At March 31, 2007, two customers, Elpida and PSC, accounted for 18 percent and 14 percent of our total billed and unbilled accounts receivable, respectively. No customers accounted for more than 10 percent of our total billed and unbilled accounts receivable at March 31, 2006.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Such provisions, once established, are not reversed until the related inventories have been sold or scrapped.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 2 to 5 years; buildings, 38 to 50 years; leasehold improvements, 7 years or lease term, if shorter; office equipment, furniture and fixture, 5 years. Reviews are regularly performed if facts and circumstances exist that indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. See Note 6 “Asset Impairment Charges” for further discussion of asset impairment charges recorded in 2005.

Property, plant and equipment is identified as held for sale when it meets the held for sale criteria of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company ceases recording depreciation on assets that are classified as held for sale.

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual impairment review for each reporting unit using a fair value approach. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. For further discussion of goodwill, see Note 12, “Goodwill.”

Identified Intangible Assets

Acquisition-related developed technology is amortized on a straight-line basis over a 5 year period. Customer base and other intangible assets include acquisition-related customer lists and workforce-in-place, which are amortized on a straight-line basis. Customer base and other intangible assets are amortized over periods ranging from 1 to 10 years. Licenses and patents primarily represent intellectual technology property rights acquired and are generally amortized on a straight-line basis over a 10 year period. All identified intangible assets are classified within other long-term assets on the consolidated balance sheets. For further discussion of identified intangible assets, see Note 13, “Identified Intangible Assets.”

The Company performs a quarterly review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Warranty Accrual

We provide for the estimated cost of product warranties at the time revenue is recognized. The table below summarizes the movement in the warranty accrual for the fiscal years ended March 31, 2007, 2006 and 2005 (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005

Beginning Balance	$7,967	$13,509	$8,185
Accrual for warranties issued during the period	15,709	10,338	19,780
Settlements made (in cash or in kind)	(11,883)	(14,966)	(14,443)
Foreign currency translation	189	(914)	(13)

Ending Balance	$11,982	$7,967	$13,509

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, our price is fixed or determinable, and collectibility is reasonably assured. Some of our

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products are large volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment and delivery. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted for as multiple-element arrangements. We allocate consideration to multiple element transactions based on relative objective evidence of fair values, which we determine based on prices charged for such items when sold on a stand alone basis. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, with the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. Revenue for spare parts sales is recognized at the time of shipment and the transfer of title. Deferred revenue consists primarily of product shipments creating legally enforceable receivables that did not meet our revenue recognition policy. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued and other liabilities.

We recognize revenue for long-term contracts in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We use the percentage of completion method to calculate revenue and related costs of these contracts because they are long-term in nature and estimates of cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue and unbilled receivables each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. The unbilled receivables amount is reclassified to trade receivables once the invoice is issued. We disclose material changes in our financial results that result from changes in estimates.

We account for software revenue in accordance with the AICPA SOP 97-2, “Software Revenue Recognition”.  Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or, the selling price is fixed or determinable and collectibility is probable.

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

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our regular employees. Participants in the 401(k) plan may contribute up to 20 percent of their annual salary, limited by the maximum dollar amount allowed by the Internal

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Code. Employer matching contributions were approximately $0.6 million per year for both fiscal years ended March 31, 2007 and 2006.

See Note 10 “Pension Benefit Plans,” below for a discussion of defined benefit plans offered to our regular employees at AJI and ASI in Japan.

Employee Equity Incentive Plans

The Company has employee equity incentive plans, which are described more fully in Note 17, “Share-based Compensation.” Effective April 1, 2006, the company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. Prior to April 1, 2006, the company accounted for awards granted under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. The exercise price of options is equal to the fair market price of Asyst common stock (defined as the closing price reported by The NASDAQ Global Select Market*) on the date of grant.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Compensation expense for share-based payment awards related to market awards and options are recognized using graded vesting method. As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change of $103,000, relating to unvested awards for which an expense had already been recorded, but are not expected to vest, based on an estimated forfeiture rate.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of share-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of share-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN 48 in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that FIN 48 will have on its consolidated financial statements

In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is seven years of service. The Company is required to apply the provisions of EITF 06-2 at the beginning of fiscal year 2008. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The Company intends to adopt EITF 06-2 through a cumulative-effect adjustment. The Company is currently assessing the impact the adoption of EITF 06-2 will have on its financial position or result of operations.

3.	Liquidity

Since inception, we have incurred aggregate consolidated net losses of approximately $385.2 million, and have incurred net losses during each of the last six years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt and equity securities. Cash and cash equivalents aggregated a total of $99.7 million at March 31, 2007. We expect that ASI will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for the next twelve months.

We have a significant amount of outstanding indebtedness that has increased substantially since the beginning of fiscal year 2007:

•	Under a senior secured credit agreement (“Credit Facility”) entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $82 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9 percent ASI share ownership as discussed below. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. The credit agreement will terminate and all amounts outstanding will be due July 13, 2009, provided that our outstanding 5 3/4 percent convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008.

The Bank of America credit agreement contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreseeable future, the facility restricts our ability to pay such dividends. Nonpayment of amounts due, a violation of these covenants or the occurrence of other events of default set forth in the credit agreement including a cross-default under the indenture could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding.

•	We have approximately $86 million outstanding under our 5 3/4 percent convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are currently redeemable at our option.

We plan to refinance the Credit Facility during the 2008 fiscal year.

Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice our obligation to purchase the remaining 4.9 percent equity it holds in ASI. These circumstances include: (a) when the equity ownership of AJI in ASI falls below 50 percent; (b) when bankruptcy or corporate reorganization proceedings are filed against the Company or AJI; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9 percent; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares). In any such event, an acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ASI equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ASI. Due to the cyclical and uncertain nature of cash flows and collections from our customers, the Company (or its subsidiaries) may from time to time incur borrowings which could cause the Company to exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, the Company may pay down the outstanding borrowings from cash to maintain compliance with its financial covenants.

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

As a result of the delayed filing of the Form 10-K on October 27, 2006 (as amended by Form 10K/A filed on November 28, 2006), for our fiscal year ended March 31, 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Balance Sheet Components

Cash and Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

Cash equivalents at March 31, 2007 and 2006, by type, are as follows (in thousands), respectively:

		Unrealized
2007	Cost	Gains (Losses)	Fair Value

Institutional money market funds	$23,242	$67	$23,309

Total cash equivalents	$23,242	$67	$23,309

		Unrealized
2006	Cost	Gains (Losses)	Fair Value

Institutional money market funds	$19,656	$100	$19,756
Commercial paper	2,994	(1)	2,993

Total cash equivalents	$22,650	$99	$22,749

Short-term Investments

The Company held no short-term investments at March 31, 2007.

Short-term investments by security type at March 31, 2006 were as follows (in thousands):

March 31, 2006	Cost	Unrealized Loss	Fair Value

Auction rate securities	$8,300	$—	$8,300
Corporate debt securities	6,014	(9)	6,005
Federal agency notes	1,000	(1)	999

	$15,314	$(10)	$15,304

Accounts Receivable, net of allowance for doubtful accounts

Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	March 31,
	2007	2006

Trade receivables	$58,781	$83,008
Trade receivables-related party	6	90
Unbilled receivables	62,201	63,435
Other receivables	9,057	6,788
Less: Allowance for doubtful accounts	(4,156)	(11,868)

Total	$125,889	$141,453

We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50 percent based on the aging of receivables. If circumstances change (such as an unexpected material adverse change in a

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us.

During the fiscal year ended March 31, 2007, we reduced our allowance for bad debt of our ASI subsidiary by $7.1 million after a review by management of accounts receivable collection history and aging. During the fiscal year ended March 31, 2007, there were $0.3 million of write-offs of accounts receivable balances which we determined to be uncollectible and for which we had recorded specific reserves in previous periods. We do not record interest on outstanding and overdue accounts receivable.

All of our unbilled receivables are from ASI. Payments related to these unbilled receivables are expected to be received within one year from March 31, 2007 and as such the balances are classified within current assets on our consolidated balance sheet.

Other receivables include notes receivable from customers in Japan and Korea in settlement of trade accounts receivable balances.

We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, the customary local industry practices may differ and prevail in certain counties.

Our subsidiaries in Japan, AJI and ASI, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the fiscal years ended March 31, 2007 and 2006, AJI and ASI combined sold approximately $128.8 million and $77.8 million, respectively, of accounts receivable without recourse, and $6.7 million and $1.4 million, respectively, with recourse. At March 31, 2007, the Company had approximately $1.5 million of borrowings classified as “short-term loans and notes payable” in the consolidated balance sheets, secured by accounts receivable balances, for which the Company did not meet the true sale criteria.

Inventories

Inventories consisted of the following (in thousands):

	March 31,
	2007	2006

Raw materials	$15,462	$9,882
Work-in-process	36,035	22,180
Finished goods	300	1,157

Total	$51,797	$33,219

At March 31, 2007 and 2006, we had a reserve of $11.4 million and $13.3 million, respectively, for estimated excess and obsolete inventory.

The Company outsources a majority of its Fab Automation Product manufacturing to Solectron Corporation (“Solectron”). As part of the arrangement, Solectron purchases inventory from us and we may be obligated to reacquire inventory purchased by Solectron for our benefit if the inventory is not used over certain specified period of time per the terms of our agreement. No revenue was recorded for the sale of this inventory to Solectron and any inventory buyback in excess of our demand forecast is fully reserved. At March 31, 2007 and 2006, total inventory held by Solectron was $14.2 million and $13.0 million, respectively, of which $3.2 million and $4.7 million, respectively, were Asyst-owned and included in the balance above. During the fiscal years ended March 31, 2007 and 2006, we repurchased $3.6 and $14.1 million of this inventory, respectively, that was not used by Solectron in manufacturing our products.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,
	2007	2006

Prepaid expenses	$1,970	$7,078
Other current assets	13,154	2,867

Total	$15,124	$9,945

Property, Plant and Equipment

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,
	2007	2006

Land and buildings	$9,419	$9,447
Machinery and equipment	12,823	29,325
Leasehold improvements	13,596	21,174
Office equipment, furniture and fixture	27,778	36,377

	63,616	96,323
Less: accumulated depreciation	(38,478)	(73,215)

Total property, plant and equipment, net	$25,138	$23,108

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,
	2007	2006

Income taxes payable	$8,188	$23,818
Warranty reserve	11,982	7,967
Employee compensation	18,429	9,308
Customer deposits	14,086	1,984
Payable to Shinko for 4.9% share in ASI	11,439	—
Other accrued expenses	19,087	19,825

Total	$83,211	$62,902

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-term liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31,
	2007	2006

Accrued pension liability	$8,179	$6,975
Lease incentive	3,123	3,747
Income tax payable	3,748	—
Other	509	252

Total	$15,559	$10,974

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	March 31,
	2007	2006
	(In thousands)

Accumulated net unrealized gains on investments	$67	$89
Accumulated net foreign currency translation adjustments	(960)	665
Accumulated net actuarial losses and prior service cost defined benefit plans	(834)	—

Total accumulated other comprehensive income (loss)	$(1,727)	$754

The adjustment for initially applying SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132”, of $0.8 million, net of tax, was recorded to accumulated other comprehensive income (loss) as of March 31, 2007. See Note 10 Pension Benefit Plans.

There is no estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for fiscal year 2008.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Restructuring Charges (Credits)

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2007, 2006 and 2005 were, respectively were (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total

Balance, March 31, 2004	$64	$2,190	$2,254
Additional accruals	1,803	7	1,810
Amounts paid in cash	(1,803)	(1,390)	(3,193)
Foreign currency translation adjustment	3	9	12

Balance, March 31, 2005	$67	$816	$883
Reduction in accruals	(7)	(39)	(46)
Non-cash related utilization	(60)	(96)	(156)
Amounts paid in cash	—	(573)	(573)
Foreign currency translation adjustment	—	(3)	(3)

Balance, March 31, 2006	—	105	105
Additional accruals	—	1,992	1,992
Non-cash related utilization	—	(188)	(188)
Amounts paid in cash	—	(1,121)	(1,121)

Balance, March 31, 2007	$—	$788	$788

During fiscal year 2007, the Company incurred restructuring charges of $2.0 million related to excess facility charges in connection with our corporate office relocation. The outstanding accrual amount at March 31, 2007, as noted in the table above, consists of future lease obligations on vacated facilities which will be paid in fiscal year 2008.

During fiscal year 2006, we experienced certain minor changes in estimates to our restructuring and other charges accrual as a result of completion of various lease and sub-lease agreements, as well as final payments and adjustments on severance and benefit programs that were included in prior restructurings. The outstanding accrual balance of $0.1 million at March 31, 2006 consists of future lease obligations on operating leases which was paid in fiscal year 2007.

In fiscal year 2005, we recorded net severance and other charges of $1.8 million, primarily for severance costs from a reduction in workforce in December 2004 when we announced a restructuring initiative in our Fab Automation reporting segment, which involved the termination of employment of approximately 70 employees. The total costs of this restructuring were approximately $1.8 million in termination benefits.

6.	Asset Impairment Charges

In conjunction with the restructuring in fiscal year 2005, we had removed from service and made available for sale certain land and a building owned by AJI. The building had been underutilized since a prior decision to outsource the manufacturing of our next-generation robotics products, part of an overall strategy to outsource the manufacture of all our Fab Automation segment products. As a result, we recorded an impairment charge of $4.6 million to write the assets down to their estimated fair value, based on a market valuation, less cost to sell. We accounted for these assets as held-for-sale under SFAS No. 144.

During fiscal year 2006, we re-evaluated the status of the AJI facility discussed above and based on an assessment of our expected future business needs, we reclassified the assets, as held-and-used.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

The provision for (benefit from) income taxes is based upon income (loss) before benefit from (provision for) income taxes and minority interest as follows (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005

Domestic	$(3,238)	$(18,553)	$(25,004)
Foreign	11,305	51,792	6,446

	$8,067	$33,239	$(18,558)

The provision for (benefit from) income taxes consisted of (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005

Current:
Federal	$86	$(537)	$(334)
State	477	41	—
Foreign	12,853	22,671	15,388

Total Current	13,416	22,175	15,054

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(6,969)	(3,429)	(16,970)

Total Deferred	(6,969)	(3,429)	(16,970)

Total provision for (benefit from) income taxes	$6,447	$18,746	$(1,916)

The provision for (benefit from) income taxes is reconciled with the Federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005

Tax provision (benefit) at federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of Federal benefit	1.7%	0.1%	(3.9)%
Non-deductible share-based compensation	5.3%	0%	2.8%
Foreign income and withholding taxes in excess of statutory rate	26.3%	3.6%	(20.7)%
Non-deductible expenses and other	3.5%	(1.6)%	(4.2)%
Change in valuation allowance	8.1%	19.3%	50.7%

Effective income tax rate	79.9%	56.4%	(10.3)%

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2007	2006

Net operating loss and credit carry forwards	$110,569	$110,479
Reserves and accruals	41,260	36,975
Depreciation and amortization	1,261	2,360
Capitalized R&D	2,518	2,971

Gross deferred tax assets	155,608	152,785
Valuation allowance	(134,910)	(132,666)

Net deferred tax assets	$20,698	$20,119

Deferred tax liabilities:
Intangible assets	$(18,116)	$(6,022)

At March 31, 2007, we had federal and state net operating losses of $270.6 million and $82.3 million, respectively. The federal net operating losses expire at various dates beginning 2020 through March 2026. The state net operating losses expire at various dates through 2017. Approximately $18.4 million of net operating losses relate to stock options which when realized will be credited primarily to equity.

At March 31, 2007, we had federal and state research and development tax credits of $4.1 million and $5.3 million, respectively. The federal research and development tax credits will begin to expire in 2022, while the state research and development tax credits may be carried forward indefinitely.

Utilization of the net operating losses and credit carryovers may be subject to a substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carry forwards before utilization.

The increase in the valuation allowance was $2.2 million, $2.5 million and $3.4 million for fiscal years 2007, 2006, and 2005, respectively. The increase in the valuation allowance for fiscal year 2007 and fiscal year 2006 is reflected in the computation of the provision for income taxes. The change in the valuation allowance for fiscal year 2005 includes a decrease in the valuation allowance of $3.7 million, which resulted in a credit to goodwill and intangibles, and an increase of $7.1 million, which is reflected in the computation of the provision for income taxes.

Based on the available objective evidence, we cannot conclude that it is more likely than not that the U.S. deferred tax assets, including the net operating losses, will be realizable. Accordingly, we have provided a full valuation allowance against the U.S. deferred tax assets at March 31, 2007.

Undistributed earnings of our foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

Long-term debt and capital leases consisted of the following (in thousands):

	March 31,
	2007	2006

Convertible subordinated notes	$86,250	$86,250
Long-term loans	58,782	1,762
Capital leases	329	524

Total long-term debt	145,361	88,536
Less: Current portion of long-term debt and capital leases	(58,949)	(1,368)

Long-term debt and capital leases net of current portion	$86,412	$87,168

At March 31, 2007, maturities of all long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending March 31,	Amount

2008	$58,949
2009	86,401
2010	5
2011	5
2012 and thereafter	1

$145,361

Credit Facilities

We borrowed approximately $81.5 million under a $115 million senior secured credit facility entered into June 2006 with Bank of America, N.A. as lender and administrative agent to fund the purchase of ASI shares from Shinko on July 14, 2006, and issued a letter of credit in favor of Shinko for approximately $11 million relation to the equity option on Shinko’s remaining 4.9 percent ASI share ownership. The credit agreement will terminate and all amounts outstanding will be due July 13, 2009, provided that our outstanding 5 3/4 percent convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement will be due on March 31, 2008.

The Bank of America credit agreement contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although Asyst has not paid any cash dividends on its common stock in the past and does not anticipate paying any such cash dividends in the foreseeable future, the facility restricts its ability to pay such dividends. Nonpayment of amounts due, a violation of these covenants or the occurrence of other events of default set forth in the credit agreement including a cross-default under the indenture could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding. The Company is in compliance with the various debt covenants as of March 31, 2007 and believes it will continue to be in compliance for the next twelve months.

As of March 31, 2007, we have approximately $58.2 million outstanding under the Bank of America senior credit facility, all of which is due on March 31, 2008. However, should we refinance the $86.3 million Convertible Subordinated Notes in accordance with terms outlined in the Bank of America facility on or before March 31, 2008, then amounts due under the Bank of America facility would be as follows: $8.7 million in fiscal year 2008, $6.7 million in fiscal year 2009 and $42.8 million in fiscal year 2010.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Subordinated Notes

On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $0.6 million, net of amortization are included in other assets at March 31, 2007. Issuance costs are being amortized over 84 months and are being charged to other income (expense), net. The amortization of debt issuance costs for the convertible subordinated notes totaled $0.5 million during each of the fiscal years ended March 31, 2007, 2006, and 2005.

Other Lines of Credit

ASI has revolving lines of credit with four Japanese banks. These lines allow aggregate borrowing of up to 6 billion Japanese Yen, or approximately $51 million at the exchange rate as of March 31, 2007. ASI’s lines of credit carry original terms of six months to one year, at variable interest rates based on the Tokyo Interbank Offered Rate (“TIBOR”), which was 0.63 percent at March 31, 2007, plus margins of 0.70 percent to 1.00 percent. Under the terms of certain of these lines of credit, ASI generally is required to maintain compliance with certain financial covenants, including requirements to report an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. ASI was in compliance with these covenants at March 31, 2007. None of these lines requires collateral and none of these lines requires guarantees from us or our subsidiaries in the event of default by ASI. In June 2006, we amended two of these lines of credit representing 4.0 billion Yen, or approximately $34 million, of borrowing capacity to extend the expiry dates to June 30, 2007, at which time all amounts outstanding under these four lines of credit will be due and payable, unless the lines of credit are extended. As of March 31, 2007, ASI had no outstanding borrowings, and a total of 6 billion Japanese Yen remain available under these lines of credit.

As of March 31, 2007, AJI had term loans outstanding with one Japanese bank. These loans are repayable monthly until February 2008 and May 2008. The loans carry annual interest rates between 1.8 percent and 2.3 percent, respectively. Substantially all of these loans are guaranteed by the Company in the United States. As of March 31, 2007, AJI had outstanding borrowings of 66.4 million Japanese Yen, or approximately $0.6 million, at exchange rates as of March 31, 2007.

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

	Fiscal Year Ended March 31,
	2007	2006	2005

Basic and diluted net loss per share:
Numerator:
Net loss	$(38)	$(104)	$(17,743)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	48,924	47,972	47,441

Denominator for basic and diluted calculation	48,924	47,972	47,441

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.37)

The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005

Restricted stock awards and units	1,125	403	42
Stock options	5,679	6,876	6,819
Convertible notes	5,682	5,682	5,682

Total	12,486	12,961	12,543

10.	Pension Benefit Plans

As of March 31, 2007, the Company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit post-retirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. The measurement date for all non-U.S. plans was the Company’s fiscal year-end. Therefore, there is no change in the measurement date and there is no impact on the projected benefit obligation and accumulated other comprehensive income (loss).

Non-U.S. Pension Benefits.  The Company provides defined-benefit pension plans in Japan. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of March 31, 2007 was as follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)

Long-term deferred tax liabilities	$(13,758)	$634	$(13,124)
Accrued pension liability, long-term(1)	$6,711	$1,468	$8,179
Accumulated other comprehensive loss	$(893)	$(834)	$(1,727)

(1)	Included in other long-term liabilities in the consolidated balance sheet.

There is no estimated net prior service cost, actuarial loss, or transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for fiscal year 2008.

Funding Policy.  The Company’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of Japanese regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities, and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets. The Company accrues for all such liabilities.

Benefit Obligation and Plan Assets

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our non-U.S. pension benefit plans as well as the components of net periodic benefit costs, including key assumptions.

	Fiscal Years Ended
	March 31,
	2007	2006
	(In thousands)

Change in projected benefit obligation:
Beginning benefit obligation	$17,862	$19,837
Acquisitions/Employee Transfers/Other	181	—
Service cost	1,101	951
Interest cost	356	369
Actuarial loss	206	84
Currency exchange rate changes	(53)	(1,681)
Benefits paid to plan participants	(1,683)	(1,698)

Ending benefit obligation	$17,970	$17,862

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	March 31,
	2007	2006
	(In thousands)

Change in plan assets:
Beginning fair value of plan assets	$9,068	$7,300
Actual return on plan assets	50	1,274
Employer contributions	1,877	2,371
Currency exchange rate changes	(32)	(722)
Benefits paid to participants	(1,172)	$(1,155)

Ending fair value of plan assets	$9,791	$9,068

The following table summarizes the funding status as of March 31, 2007 and 2006:

	March 31
	2007	2006
	(In thousands)

Projected benefit obligation	$(17,970)	(17,862)
Fair value of plan assets	9,791	9,068

Funded status of the plan at end of year	(8,179)	(8,794)
Unrecognized net actuarial loss	—	996

Net amount recognized (in other long term liabilities)	$(8,179)	(7,798)

The total net periodic pension cost for the fiscal year ended March 31, 2008 is expected to be $1.1 million.

As of March 31, 2007, the total accumulated benefit obligation of $14.4 million and the projected benefit obligation of $18.0 million both exceeded the plan assets of $9.8 million. As of March 31, 2006, the accumulated benefit obligation of $14.6 million and the projected benefit obligation of $17.9 million both exceeded the plan assets of $9.1 million.

The following table summarizes the amounts recorded to accumulated other comprehensive income (loss):

March 31, 2007
(In thousands)

Net actuarial loss	$1,173
Net prior service cost	295

1,468
Deferred tax	(634)

Total	$834

Assumptions

Weighted average assumptions used to determine benefit obligations as of March 31 for the plans were as follows:

	2007	2006	2005

Discount Rate	2.3%	2.0%	2.0%
Rate of compensation increase	3.0%	2.5%	2.5%

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average actuarial assumptions used to determine costs for the plans as of March 31 were as follows:

	2007	2006	2005

Discount Rate	2.3%	2.0%	2.0%
Expected Return on plan assets	4.0%	3.5%	3.5%
Rate of compensation increase	3.0%	2.5%	2.5%

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

	Fiscal Years Ended March 31,
	2007	2006	2005
	(In thousands)

Service cost	$1,101	$951	$950
Interest cost	356	369	383
Expected return on plan assets	(398)	(266)	(246)
Amortization of unrecognized loss	29	21	21

Net periodic pension cost	1,088	1,075	1,108
Settlement cost	147	—	—

Total expense for year	$1,235	$1,075	$1,108

Non-U.S. Plan Assets

The non-U.S. plans’ investments are managed by insurance companies, third-party trustees, or pension funds consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by the Company or local regulations. Performance is evaluated by comparing the actual rate of return to the return on other similar assets. Investments that are managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and are not actively involved in the investment strategy. In general, the investment strategy followed is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 4.0 percent.

The asset allocation for the Company’s non-U.S. plans, excluding assets managed by qualified insurance companies, at the end of fiscal years 2007 and 2006, and the target allocation rate for 2008, by asset category, are as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2007	2006

Equity securities	64.0%	66.0%	64.0%
Debt securities	33.0%	30.0%	33.0%
Other	3.0%	4.0%	3.0%

Asset return assumptions are derived from actuarial and statistical methodologies, from the analysis of long-term historical data relevant to Japan where the plans are in effect, and the investments applicable to the plans. Plans are subject to regulation under local law which may directly or indirectly affect the types of investments that the plans may hold.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions

We contribute to our non-US pension benefit plans to make benefit payments to plan participants. Contributions are made to benefit plans are for the sole benefit of plan participants. We expect to contribute $1.8 million in fiscal year 2008 to the non-US pension benefit plans. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. We are unable to estimate the expected contributions beyond fiscal year 2008.

Estimated Future Benefit Payments

The following table summarizes expected benefit payments from our non-US pension benefit plans through fiscal year 2017. Actual benefit payments may differ from expected benefit payments.

Fiscal Year Ended March 31,

2008	$856
2009	2,823
2010	2,538
2011	2,156
2012 through 2017	5,165

Total	$13,538

11.	Acquisitions

On July 14, 2006, the Company purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1 percent. The Company consummated the acquisition to further integrate its Fab Automation and Automated Material Handling Systems (“AMHS”) businesses, allowing it to provide its customers a full range of product offerings.

The fair value of assets acquired and liabilities assumed were recorded in our condensed consolidated balance sheet as of July 14, 2006, the effective date of the acquisition, and the results of operations were included in our condensed consolidated results of operations subsequent to July 14, 2006. We believe the purchase price reasonably reflects the fair value of the business based on estimates of future revenues and earnings.

At any time as of or after the first anniversary of the closing, and subject to the other provisions of the share purchase agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9 percent of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$11.4 million at the March 31, 2007 exchange rate).

In accordance with EITF 00-4, AJI has accounted for the purchase option on a combined basis with the minority interest as a financing of the purchase of the remaining 4.9 percent minority interest, and as a result has accounted for the transaction as an acquisition of Shinko’s entire 49 percent interest of ASI on July 14, 2006. Accordingly, AJI has recorded a liability, equivalent to the net present value of the JPY 1.3 billion fixed payment for the 4.9 percent remaining interest and the fixed annual dividend payment of JPY 65 million and will accrete the resulting discount to interest expense over the twelve month period ending on the first potential exercise date. The liability, with the amount of $11.4 million at March 31, 2007, has been classified within “accrued and other liabilities” on the consolidated balance sheet.

Under business combination accounting, the total purchase price was allocated to the 49 percent share of ASI’s net tangible and identifiable intangible assets acquired, based on their estimated fair values as of July 14, 2006. The

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. A summary of the transaction is as follows (in thousands):

Purchase Price:
Total cash consideration	$102,043
Liability to purchase remaining 4.9 percent interest plus future fixed dividends	11,480
Transaction costs(1)	5,666

Total Purchase Price	$119,189

Allocation of purchase price to assets acquired and liabilities assumed:
Net tangible assets	$32,560
In-Process Research & Development	1,519
Acquired identifiable intangible assets:
Developed technology	29,008
Backlog	2,940
Customer relationships	16,464
Trademark	2,499
Deferred tax liabilities	(19,414)
Goodwill	53,613

Total Purchase Price	$119,189

(1)	Includes $2.4 million which was paid in fiscal year 2006.

Intangible Assets

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of ASI. A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. The fair value of intangible assets was determined based on a valuation using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on discount rates of 20 percent and 24 percent. We amortize developed technology and trademarks over a period of five years, the customer base over a period of three years, and the backlog over one year, using the straight-line method, with a weighted-average life of 4.4 years.

The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS No. 141. Goodwill of approximately $53.6 million arising from the acquisition was recorded in our AMHS segment and is not deductible for tax purposes.

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

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an independent analysis of data by a third party appraiser concerning the developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 20 percent and 24 percent were applied to developed product technology and IPR&D, respectively.

Minority interest was approximately $66 million at March 31, 2006, representing the 49.0 percent minority interest in the fair value of the net assets of ASI at the time of acquisition and proportionate share of net income (loss) and cumulative translation adjustment for the periods subsequent to the acquisition.

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

The following unaudited pro forma financial information presents our combined results of operations as if the ASI acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented, and should not be taken as representative of our future consolidated results of operations or financial condition. Unaudited pro forma results were as follows (in thousands):

	Fiscal Year Ended
	March 31,
	2007	2006

Net sales	$492,473	$459,221
Pro forma net income (loss) prior to cumulative effect of change in accounting principle	(1,912)	314
Cumulative effect of change in accounting principle	103	—

Pro forma net income (loss)	$(1,809)	$314

Pro forma basic and diluted net income (loss) per share prior to cumulative effect of change in accounting principle	$(0.04)	$0.01
Cumulative effect of change in accounting principle	0.00	—

Pro forma basic and diluted net income (loss) per share	$(0.04)	$0.01

Shares used in the per share calculation — Basic and diluted	48,924	47,972

12.	Goodwill

Goodwill activity attributed to operating segments for the fiscal years ended March 31, 2007 and 2006, respectively, was as follows:

	Fab Automation	AMHS	Total

Balance at March 31, 2005	$3,397	$60,617	$64,014
Foreign currency translation	—	(5,174)	(5,174)

Balances at March 31, 2006	3,397	55,443	58,840
Additional ASI acquisition interest	—	25,752	25,752
Foreign currency translation	—	(869)	(869)

Balances at March 31, 2007	$3,397	$80,326	$83,723

During fiscal year 2007, the Company completed the ASI acquisition for total purchase consideration of $119.2 million, which resulted in an increase in goodwill of approximately $25.8 million.

During fiscal years 2007, 2006 and 2005, the Company performed its annual goodwill impairment test, in accordance with SFAS No. 142 and concluded that goodwill was not impaired.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Identified Intangible Assets

Intangible assets were as follows (in thousands):

	March 31, 2007			March 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$81,174	$56,818	$24,356	$58,289	$44,275	$14,014
Customer base and other intangible assets	53,060	36,878	16,182	31,935	29,419	2,516
Licenses and patents	5,299	3,843	1,456	6,316	3,512	2,804

Total	$139,533	$97,539	$41,994	$96,540	$77,206	$19,334

During fiscal year 2007, the Company acquired identifiable intangible assets of $50.9 million as a result of the ASI acquisition. The assets are being amortized over their remaining useful lives and had a weighted average life of 4.4 years at the acquisition date.

Acquisition-related developed technology is amortized on a straight-line basis over a 5 year period. Customer base and other intangible assets include acquisition-related customer lists and workforce-in-place, which are amortized on a straight-line basis. Customer base and other intangible assets are amortized over periods ranging from 1 to 10 years with a weighted-average life of 4.3 years. Licenses and patents primarily represent intellectual technology property rights acquired and are generally amortized on a straight-line basis over a 10 year period. All identified intangible assets are classified within other long-term assets on the consolidated balance sheets.

All of the Company’s identified intangible assets are subject to amortization. Total amortization of intangible assets was $20.3 million in fiscal year 2007, $16.6 million in fiscal year 2006 and $20.4 million in fiscal year 2005 which was included in operating expense on the consolidated statements of operations.

Based on identified intangible assets recorded at March 31, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period is expected to be as follows: (in thousands):

Fiscal Year ending March 31,
2008	17,138
2009	11,279
2010	6,957
2011	4,920
2012 and thereafter	1,700

$41,994

14.	Operating Segment and Geographic Information

The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is the company’s President and Chief Executive Officer (CEO). The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

The Company reports the financial results of the following operating segments:

•	AMHS. Products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Fab Automation. Products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software.

The Company has sales and marketing, manufacturing, finance, and administration groups. Expenses of these groups are generally allocated to the operating segments and are included in the operating results reported below:

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue, and, accordingly, there is none to be reported. The Company does not allocate interest and other income, interest expense, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, the accounting policies for segment reporting are the same as for the Company as a whole.

Operating segment net sales and operating income (loss) for the three fiscal years ended March 31, 2007, respectively, were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005

AMHS:
Net sales	$298,777	$294,483	$380,596
Cost of Sales	225,150	196,571	333,956

Gross Profit	$73,627	$97,912	$46,640

Income (loss) from operations	$9,983	$47,782	$844

Amortization and Depreciation	$7,238	$14,461	$17,284

Fab Automation Products:
Net sales	$193,696	$164,738	$232,391
Cost of Sales	112,602	101,404	156,816

Gross Profit	$81,094	$63,334	$75,575

Income (loss) from operations	$692	$(15,496)	$(18,673)

Amortization and Depreciation	$22,379	$7,901	$10,325

Consolidated:
Net sales	$492,473	$459,221	$612,987
Cost of Sales	337,752	297,975	490,772

Gross Profit	$154,721	$161,246	$122,215

Income (loss) from operations	$10,675	$32,286	$(17,829)

Amortization and Depreciation	$29,617	$22,362	$27,609

Geographic net sales information for the fiscal years ended March 31, 2007, 2006 and 2005, respectively, is based on the location of the customer. Property, plant and equipment information is based on the physical location of

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assets at the end of each of the fiscal years. Net sales from unaffiliated customers by geographic region/country were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(In thousands)

United States	$103,962	$87,266	$112,923
Japan	186,404	183,079	146,752
Taiwan	111,835	109,174	230,334
Korea	17,447	21,123	30,240
Other Asia/Pacific	32,790	27,336	70,879
Europe	40,035	31,243	21,859

Total	$492,473	$459,221	$612,987

Net sales from unaffiliated customers outside the U.S. totaled approximately $389 million in fiscal year 2007, $372 million in fiscal year 2006 and $500 million in fiscal year 2005.

Total property and equipment, net and other assets, excluding deferred tax assets, were as follows (in thousands):

	March 31,
	2007	2006

United States	$13,225	$12,057
Japan	18,062	12,992
Other	465	312

Total	$31,752	$25,361

15.	Commitments and Contingencies

Lease Commitments

We lease various facilities under non-cancelable capital and operating leases. At March 31, 2007, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease

2008	$167	$4,306
2009	151	3,300
2010	5	2,637
2011	5	1,780
2012 and thereafter	1	2,763

Total	$329	$14,786

Less: interest	(9)

Present value of minimum lease payments	320
Less: current portion of capital leases	(167)

Capital leases, net of current portion	$153

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

At March 31, 2007, total non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $48.9 million.

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

Following remand, the Company filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denying defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ‘421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. § 271(f). On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. The verdict is subject to several post trial motions which could take several months to resolve. Those motions and other factors, including legal fees, could significantly reduce our eventual recovery in the lawsuit (if any). In addition, the Court could vacate the jury verdict and order a new trial on all matters (imposing further, potentially significant litigation costs that could be material in any particular period). In parallel to this action, the defendants are seeking a reexamination by the Patent and Trademark Office of the claims in suit. A reexamination could significantly narrow or invalidate our patents in suit, or reduce or preclude damages recoverable by us in this action.

On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ASI. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “ ‘677 Patent”). Currently, the court is assessing whether and in what amount damages should be awarded in plaintiffs’ favor and against ASI and Shinko. Specifically, the suit alleges infringement of the ‘677 Patent by elements of identifiable Shinko products and of ASI’s Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products, and seeks significant monetary damages against both Shinko and ASI in an amount to be determined. The suit also seeks to enjoin future sales and shipments of ASI’s OHS, OHT and related products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to continue to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to indemnification by Shinko under certain claims in the event

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages are awarded representing ASI products during the term of its joint venture with Shinko. However, we cannot predict the outcome of this proceeding and an adverse ruling, including a final judgment awarding significant damages and enjoining sales and shipments of ASI’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future gross margins.

The Company received a letter dated June 7, 2006, from the SEC requesting that Asyst voluntarily produce documents relating to stock options granted from January 1, 1997 to the present. On June 26, 2006, the Company also received a grand jury subpoena of the same date from the United States District Court for the Northern District of California, requesting the production of documents relating to the Company’s past stock option grants and practices for the period from 1995 to the present. We have received a letter from the SEC notifying us that its inquiry has been terminated with a recommendation that no enforcement action be taken. The U.S. Attorney’s office also has informed us that the compliance date for its subpoena has been suspended until further notice.

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

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of March 31, 2007.

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

16.	Related Party Transactions

ASI, has certain transactions with its minority shareholder, Shinko. AJI has certain transactions with MECS Korea, in which AJI is a minority shareholder. At March 31, 2007 and 2006, respectively, significant balances with Shinko and MECS Korea were (in thousands):

	March 31,
	2007	2006

Accounts payable due to Shinko	$24,694	$13,406
Accrued liabilities due to Shinko	$304	$59
Accrued liabilities due to Shinko relating to ASI acquisition	$11,439	$—
Accounts receivable from MECS Korea	$6	$90
Accounts payable due to MECS Korea	$228	$3
Accrued liabilities due to MECS Korea	$13	$81

In addition, the consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the fiscal years ended March 31, 2007, 2006 and 2005, respectively, sales to and purchases from Shinko and MECS Korea were (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005

Material and service purchases from Shinko	$55,555	$57,043	$96,097
Material and service purchases from MECS Korea	$521	$3	$414
Sales to MECS Korea	$73	$568	$378

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Share-based Compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), as discussed in “Note 2: Accounting Policies.”

Prior to the adoption of SFAS No. 123(R)

Pro forma information required under SFAS No. 123(R) for periods prior to fiscal year 2007, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock purchase plan, is as follows:

	Fiscal Year Ended March 31,
	2006	2005

Net loss — as reported	$(104)	$(17,743)
Add: employee stock-based compensation expense included in reported net loss, net of tax	1,819	2,376
Less: total employee stock-based compensation expense determined under fair value, net of tax	(6,838)	(12,383)

Net loss — as adjusted	$(5,123)	$(27,750)

Basic and diluted net loss per share — as reported	$(0.00)	$(0.37)
Basic and diluted net loss per share — as adjusted	$(0.11)	$(0.58)
SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	47,972	47,441

Proforma compensation expense under SFAS No. 123 does not include an upfront estimate of potential forfeitures, but rather recognizes them as they occur and amortizes the compensation expense over the vesting period. As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. These computational differences create incomparability between the proforma stock compensation presented above and share-based compensation expense recognized during the period.

Impact of adoption of SFAS No. 123(R)

The impact of adopting SFAS No. 123(R) in the year ended March 31, 2007 was an additional expense of approximately $4.2 million as well as a cumulative benefit from an accounting change relating to the unvested awards for which an expense had already been recorded, but are not expected to vest, based on the estimated forfeiture rate. The net impact of adopting SFAS No. 123(R) in the year ended March 31, 2007 resulted in an adverse impact on basic and diluted net loss per share of $0.09.

Effective April 1, 2006, deferred share-based compensation of approximately $1.3 million, which was separately recorded as a reduction to shareholders’ equity, was eliminated against common stock in connection with the adoption of SFAS No. 123(R).

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of share-based compensation for the fiscal year ended March 31, 2007. There was no tax benefit realized by the Company due to the Company’s current loss position.

2007
(In thousands)

Cost of sales	$723
Research and development	1,086
Selling, general and administrative	4,112

Share-based compensation expense	$5,921

Valuation Assumptions

In connection with the adoption of SFAS No. 123(R), the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the blended volatility of the Company’s stock. The Company determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than an implied volatility. Prior to the adoption of SFAS No. 123(R), the Company used a combination of historical and implied volatility in deriving its expected volatility assumption. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions noted in the table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in fiscal year 2007 was insignificant.

Stock Option Awards

Options outstanding that have vested and are expected to vest as of March 31, 2007 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value(1)
			(In years)

Vested and Expected to vest	5,469,510	$9.80	4.11	$5,643,058
Total Options Outstanding	5,679,084	$9.66	4.81	$5,939,882

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	These amounts represent the difference between the exercise price and $7.03, the closing price of Asyst stock on March 30, 2007, as reported on The NASDAQ Global Select Market*, for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R). As of March 31, 2007, there was $3.1 million of unrecognized compensation costs related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years.

Additional information with respect to stock option plan activity is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

March 31, 2004	8,176,309	$11.09
Grants	1,699,250	$7.17
Exercises	(460,148)	$5.64
Cancellations and forfeitures	(2,596,410)	$12.35

March 31, 2005	6,819,001	$10.00
Grants	1,671,083	$5.73
Exercises	(367,355)	$4.87
Cancellations and forfeitures	(1,246,317)	$10.23

March 31, 2006	6,876,412	$9.19
Grants	386,000	$10.53
Exercises	(505,837)	$4.86
Cancellations and forfeitures	(1,077,491)	$9.16

March 31, 2007	5,679,084	$9.66

Options exercisable at:
March 31, 2007	4,650,618	$10.42	$4,421,714

The total intrinsic value of options exercised during the years ended March 31, 2007 and 2006 was $1.1 million and $2.0 million, respectively.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding at March 31, 2007:

	Outstanding Options
		Weighted		Exercisable Options
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
	(In thousands)	(In years)		(In thousands)

$ 0.00 - $ 3.95	970	4.55	$3.81	743	$3.78
$ 4.13 - $ 4.94	509	4.12	$4.69	275	$4.67
$ 4.98 - $ 5.05	666	6.04	$5.05	573	$5.05
$ 5.09 - $ 8.02	593	5.13	$6.63	330	$6.52
$ 8.19 - $ 9.65	569	4.95	$9.05	439	$8.91
$ 9.75 - $11.25	612	5.85	$10.19	556	$10.17
$11.30 - $13.89	577	4.37	$12.85	564	$12.83
$14.00 - $19.06	893	4.41	$17.29	881	$17.30
$19.38 - $37.31	287	3.18	$24.72	287	$24.72
$51.38 - $51.38	3	3.03	$51.38	3	$51.38

Total	5,679	4.81	$9.66	4,651	$10.42

These options will expire if not exercised by specific dates through February 2015. Option exercise prices for options exercised during the three-year period ended March 31, 2007 ranged from $0.00 to $10.11. The exercisable options at March 31, 2007 have a weighted average remaining contractual life of 4.78 years.

The total cash received from employees and non-employees under all share-based payment arrangements, including the employee stock purchase plan during the fiscal years ended March 31, 2007, 2006 and 2005 was $3.7 million, $2.6 million and $3.7 million, respectively. There was no tax benefit realized from stock option exercises. The related cash receipts are included in financing activities in the accompanying Consolidated Statement of Cash Flows.

Stock Options Plans

We have two stock option plans: the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are granted for either six year or ten year periods and become exercisable ratably typically over a vesting period of either three or four years or as determined by the Board of Directors.

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

The Company has 225,940 shares available for grant as of March 31, 2007 under the 2001 Plan, and 2,145,399 shares available for grant under the 2003 Plan.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 3,000,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee’s compensation, at a price not less than 85 percent of the fair market value of the stock on specified dates. During fiscal years ended March 31, 2007, 2006 and 2005 the number of shares issued under the plan were 217,142, 240,015 and 261,399 shares, respectively. As of March 31, 2007 the number of shares purchased by employees under the Plan totaled 2,550,937.

The fair value of each stock purchase is calculated on the date of purchase using the Black-Scholes model with the following weighted average assumptions used:

	Fiscal Years Ended March 31,
Employee Stock Purchase Plan	2007	2006	2005

Weighted average grant date fair value	$2.08	$4.04	$2.41
Risk-free interest rate	4.9%	3.9%	2.7%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	57%	51%	73%
Expected dividend yield	0%	0%	0%

	Fiscal Years Ended March 31,
Employee Stock Option Plan	2007	2006	2005

Weighted average grant date fair values	$2.58	$5.71	$5.09
Expected life (in years)	3.3	3.3	4.6
Risk-free interest rate	4.5%	4.7%	3.4%
Volatility	54%	83%	91%
Dividend yield	0%	0%	0%

Restricted Stock Unit Awards

Information with respect to non-vested restricted stock units and awards as of March 31, 2007 and activity during the year is as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding at March 31, 2006	402,874	$5.83
Granted	950,641	$7.06
Vested	(89,968)	$11.01
Forfeited	(139,047)	$3.95

Outstanding at March 31, 2007	1,124,500	$5.90

As of March 31, 2007, there was $4.1 million of unrecognized compensation costs related to restricted stock units granted under the company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

Stock Option Awards and Restricted Stock Units with Market Conditions

The Company has granted stock options and awards with market conditions to executive officers of the Company. These stock option awards and RSUs vest upon the achievement of certain targets and are payable in shares of the Company’s common stock upon vesting, typically with a three-year performance period.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These stock options and awards measure the Company’s relative market performance against that of other companies. The fair value of stock option awards and RSUs containing a market condition is based on the market price of the Company’s stock on the grant date modified to reflect the impact of the market condition including the estimated payout level based on that condition. Compensation cost is not adjusted for subsequent changes in the expected outcome of the market-vesting condition.

The Company estimates the valuation of share-based awards using lattice-binomial option-pricing model using Monte Carlo Technique. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

A summary of activity for the awards and options with market conditions as of March 31, 2007 and activity during the year is presented below:

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	( Years)

Outstanding at March 31, 2006	138,750	$1.63
Awards granted	239,358	$2.79
Awards cancelled	(60,429)	$1.99

Balance at March 31, 2007	317,679	$2.46	4.78

As of March 31, 2007, there was $0.4 million of total unrecognized compensation cost related to non-vested awards with market conditions. This cost is expected to be recognized over a period of 1.7 years.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Asyst Technologies, Inc:

We have completed integrated audits of Asyst Technologies, Inc.’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Asyst Technologies, Inc., and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, effective March 31, 2007, the Company changed its method of accounting for defined benefit pension plans.

As discussed in Note 17 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for share-based compensation.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Asyst Technologies, Inc. did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of not maintaining a sufficient complement of personnel, not maintaining effective controls over the completeness and accuracy of certain cost estimates and not maintaining effective controls over the process for identifying and accumulating certain required supporting information. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to external financial reporting, specifically: (i) the completeness and accuracy of cost estimates related to long-term contracts at the Company’s majority-owned subsidiary ASI, and (ii) process for identifying and accumulating certain required supporting information to ensure the completeness and accuracy of the Company’s interim and annual consolidated financial statements and the related disclosures, specifically pensions, the financial aspects of related parties, share-based compensation and acquisition related disclosures. These control deficiencies resulted in audit adjustments to the cash flow statement, statement of shareholders’ equity, the financial aspects of the related party disclosures, pension disclosures, share-based compensation disclosures, and acquisition disclosures in the Company’s fiscal 2007 interim or annual consolidated financial statements. Additionally, each of these control deficiencies could result in a misstatement of accounts or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Asyst Technologies, Inc. did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Asyst Technologies, Inc. has not maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 12, 2007

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited) for the two year period ended March 31, 2007.

QUARTERLY FINANCIAL DATA

	Year Ended March 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

Net sales	$116,981	$122,649	$126,135	$126,708
Gross profit	$41,056	$34,510	$38,116	$41,039
Net income (loss) prior to cumulative effect of change in accounting principle	$(583)	$(2,725)	$(223)	$3,390
Cumulative effect of change in accounting principle	103	—	—	—

Net income (loss)	$(480)	$(2,725)	$(223)	$3,390

Basic net income (loss) per share	$(0.01)	$(0.06)	$(0.00)	$0.07

Diluted net income (loss) per share	$(0.01)	$(0.06)	$(0.00)	0.07

Shares used in basic net income (loss) per share calculations	48,600	48,854	49,028	49,232
Shares used in diluted net income (loss) per share calculations	48,600	48,854	49,028	49,990

	Year Ended March 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$117,451	$124,595	$106,824	$110,351
Gross profit	$33,708	$43,450	$41,976	$42,112
Net income (loss)	$(3,694)	$(1,636)	$2,789	$2,437

Basic net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Diluted net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Shares used in basic net income (loss) per share calculations	47,812	47,963	48,019	48,216
Shares used in diluted net income (loss) per share calculations	47,812	47,963	48,789	50,178

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Given the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-K to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-K fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2007:

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the

Company’s financial reporting requirements. The Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to external financial reporting, specifically: (i) the completeness and accuracy of cost estimates related to long-term contracts at our majority-owned subsidiary ASI, and (ii) processes for identifying and accumulating certain required supporting information to ensure the completeness and accuracy of our interim and annual consolidated financial statements and the related disclosures, specifically pensions, the financial aspects of related parties, share-based compensation and acquisition-related disclosures. These control deficiencies resulted in audit adjustments to the cash flow statement, statement of shareholders’ equity, the financial aspects of the related party disclosures, pension disclosures, share-based compensation disclosures, and acquisition disclosures in our fiscal 2007 interim or annual consolidated financial statements. Additionally, each of these control deficiencies could result in a misstatement of accounts or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness.

Because of the material weaknesses discussed above, we have concluded that Asyst did not maintain effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Initiatives

In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

We have summarized below the remediation measures that we have implemented or plan to implement in response to the material weaknesses discussed above. In addition to the following summary of remediation measures, we also describe below the interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses in connection with the preparation of the financial statements included in this Form 10-K.

1. The Company recruited a new Chief Financial Officer in January 2007 who has since reorganized all financial functions into a single global organization. This common global finance organization is intended to provide a disciplined structure for finance and accounting processes and controls, enable clear and concise access to information and promote the consistent application of policies and procedures in conformity with U.S. generally accepted accounting principles.

2. The Company has also enlisted a new Chief Accounting Officer, Corporate Controller, and several key staff accounting positions.

3. We plan to further strengthen our controls over the monthly closing and financial reporting processes by hiring sufficient personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, we are currently recruiting for a senior financial executive in Japan, and other qualified accounting personnel in the U.S. and Japan, in the areas of general accounting, financial reporting and technical accounting.

4. We plan to expand our recently implemented training programs with continuous improvements regarding the application of U.S. generally accepted accounting principles and effectively accumulating and analyzing financial information.

5. We plan to further improve the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that we have previously introduced, and with new policies and procedures that we will implement in the future.

6. We have implemented certain policies and procedures focused on timely and accurate financial reporting and have begun the selection process for implementing an enterprise-wide financial and operating system to assist in the timely analysis and reporting of financial and operating information.

Remediation of Previously Disclosed Material Weaknesses

In connection with our remediation plan, completed during the fourth quarter of fiscal year 2007, management: (i) identified the control objectives and new controls, that result in the material weakness being eliminated; (ii) obtained sufficient evidence of the design and operating effectiveness of the new controls including documentation of the new controls; and (iii) determined that new controls have been in effect for a sufficient period of time to permit the assessment of their design and operating effectiveness.

Specifically, management’s remediation plan included:

•	On an interim basis, the hiring of outside consultants, other than our independent registered public accounting firm, with relevant accounting and SEC reporting experience, skills and knowledge, working under the supervision and direction of our management, to assist with the fiscal 2007 year-end reporting process.

•	Training and instruction for accounting staff to enhance their understanding of U.S. generally accepted accounting principles and regulatory reporting requirements.

As a result of this assessment, management has concluded the following material weakness, which was previously disclosed in Item 9A of the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 was remediated as of March 31, 2007.

“We did not maintain effective controls over the completeness and accuracy of revenue and deferred revenue. Specifically, effective controls were not designed and in place to prevent or detect our (a) failure to properly defer revenue for post-delivery installation obligations at our wholly-owned subsidiary in Japan, Asyst Japan, Inc. (“AJI”), (b) failure to recognize installation revenue on a timely basis at our majority-owned joint venture in Japan, Asyst Shinko, Inc. (“ASI”), and (c) failure to properly defer revenue on one contract until the contract was signed. This control deficiency resulted in audit adjustments to the interim consolidated financial statements for the second and third quarters of fiscal 2006 and audit adjustments to our fiscal 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.”

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B —	Other Information

Not applicable

PART III

Item 10 —	Directors, Executive Officers, and Corporate Governance

Directors

Information required under this Item 10 is hereby incorporated within our definitive proxy statement to be delivered to Shareholders in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held in 2007 (the “Definitive Proxy Statement”).

Code of Ethics

Information relating to the Code of Ethics defined in SEC rules is set forth above in Part I, Item 1 “Business — Additional Information and Governance Matters,” and is incorporated herein by reference.

Item 11 —	Executive Compensation

The information required under this item is hereby incorporated from our Definitive Proxy Statement

The information appearing under the headings “Director Compensation,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” and “Executive Compensation” of our Definitive Proxy Statement is incorporated by reference in this section.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

Item 14 —	Principal Accountant Fees and Services

The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K

(1) Financial Statements

See Index to Consolidated Financial Statements under Item 8 on page 48 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Index to Consolidated Financial Statements under Item 8 on page 48 of this Annual Report on Form 10-K.

(3) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

2.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993
3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993
3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999
3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000
4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998
4.2	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001
4.3	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001
4.4	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002
10.1*	Form of Indemnity Agreement entered into between the Company and certain directors (for agreements executed before May 11, 2007).	S-1	10.1	333-66184	7/19/1993
10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995
10.3*	Company’s 1993 Employee Stock Purchase Plan as amended by the Company’s shareholders through December 14, 2006.	14A	App. B	000-22430	11/3/06
10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan.	S-1	10.4	333-66184	7/19/1993

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993
10.6*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.	10-K	10.27	000-22430	6/19/2001
10.7†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	10.28	000-22430	8/14/2001
10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002
10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002
10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002
10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003
10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003
10.13*	Change-In-Control Agreement between the Company and Stephen S. Schwartz dated as of October 20, 2003.	10-Q	10.47	000-22430	11/12/2003
10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004
10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-K	10.33	000-22430	6/10/2004
10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004
10.17*	Company’s Compensation Program for Non-employee Directors as amended April 2, 2007.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004
10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004
10.20*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004
10.21*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004
10.22	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004
10.23‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005
10.24	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005
10.25*	Summary of Executive Bonus Plan (revised 2007).					X
10.26*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through December 14, 2006.	14A	App. A	000-22430	11/3/2006
10.27*	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe.	10-Q	10.60	000-22430	11/9/2005
10.28	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006
10.29*	First Amendment dated December 16, 2005, to Change-in-Control Agreement dated October 20, 2003, between the Company and Stephen S. Schwartz.	8-K	99.1	000-22430	12/16/2005
10.30‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.31‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006
10.32*	Separation Agreement and Release of All Claims between the Company and Warren C. Kocmond, dated May 31, 2006.	10-K	10.39	000-22430	10/13/2006
10.33*	Change-in-Control Agreement between the Company and Steve Debenham, dated May 22, 2006.	10-K	10.40	000-22430	10/13/2006
10.34*	Change-in-Control Agreement between the Company and Alan S. Lowe, dated May 22, 2006.	10-K	10.41	000-22430	10/13/2006
10.35	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006
10.36	First Amendment to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of October 13, 2006.	10-Q	10.43	000-22430	2/9/2007
10.37	Second Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of November 13, 2006.	10-Q	10.44	000-22430	2/9/2007
10.38	Third Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of December 29, 2006.	10-Q	10.45	000-22430	2/9/2007
10.39*	Consulting Agreement between the Company and Tsuyoshi E. Kawanishi, effective January 17, 2007.					X
10.40*	Change-in-Control Agreement between the Company and Anthony C. Bonora, effective November 13, 2006.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.41‡	Amendment No. 6 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 23, 2006.					X
10.42*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-Q	10.46	000-22430	2/9/2007
10.43*	Employment Agreement between the Company and Michael A. Sicuro dated January 17, 2007.					X
10.44*	Form of Employee Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan).					X
10.45*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).					X
10.46*	Form of Employee Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).					X
10.47*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed before May 11, 2007).					X
10.48*	Form of Indemnity Agreement entered into between the Company and directors and certain executive officers (for agreements executed on or after May 11, 2007).					X
10.49*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers and directors (for agreements executed on or after May 1, 2007).					X
10.50*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed on or after May 11, 2007).					X
21.1	Subsidiaries of Asyst Technologies, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document

SCHEDULE II

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged		Foreign
	Beginning	(Credited) to		Currency	Balance
	of Year	Expenses	Deductions	Translation	End of Year
	(In thousands)

Allowance for doubtful accounts
Year Ended March 31,
2005	$4,608	$4,862	$(2,490)	$—	$6,980
2006	$6,980	$6,791	$(1,249)	$(654)	$11,868
2007	$11,868	$(7,536)	$(265)	$89	$4,156

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Chief Financial Officer

Date: June 12, 2007

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN S. SCHWARTZ, PH. D. Stephen S. Schwartz, Ph. D.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2007

/s/ MICHAEL A. SICURO Michael A. Sicuro	Chief Financial Officer (and Principal Financial Officer)	June 12, 2007

/s/ AARON L. TACHIBANA Aaron L. Tachibana	Chief Accounting Officer (and Principal Accounting Officer)	June 12, 2007

/s/ STANLEY GRUBEL Stanley Grubel	Director	June 12, 2007

/s/ TSUYOSHI E. KAWANISHI Tsuyoshi E. Kawanishi	Director	June 12, 2007

/s/ ROBERT A. MCNAMARA Robert A. McNamara	Director	June 12, 2007

/s/ ANTHONY E. SANTELLI Anthony E. Santelli	Director	June 12, 2007

/s/ WILLIAM SIMON William Simon	Director	June 12, 2007

/s/ WALTER W. WILSON Walter W. Wilson	Director	June 12, 2007

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

2.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993
3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993
3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999
3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	14A	App.	000-22430	7/31/2000
4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998
4.2	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001
4.3	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001
4.4	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002
10.1*	Form of Indemnity Agreement entered into between the Company and certain directors (for agreements executed before May 11, 2007).	S-1	10.1	333-66184	7/19/1993
10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995
10.3*	Company’s 1993 Employee Stock Purchase Plan as amended by the Company’s shareholders through December 14, 2006.	14A	App. B	000-22430	11/3/06

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan.	S-1	10.4	333-66184	7/19/1993
10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993
10.6*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.	10-K	10.27	000-22430	6/19/2001
10.7†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	10.28	000-22430	8/14/2001
10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002
10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002
10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002
10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003
10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003
10.13*	Change-In-Control Agreement between the Company and Stephen S. Schwartz dated as of October 20, 2003.	10-Q	10.47	000-22430	11/12/2003
10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004
10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-K	10.33	000-22430	6/10/2004

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004
10.17*	Company’s Compensation Program for Non-employee Directors as amended April 2, 2007.					X
10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004
10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004
10.20*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-K 10-Q	10.50	000-22430	12/30/2004
10.21*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004
10.22	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004
10.23‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005
10.24	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005
10.25*	Summary of Executive Bonus Plan (revised 2007).					X
10.26*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through December 14, 2006.	14A	App. A	000-22430	11/3/2006
10.27*	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe.	10-Q	10.60	000-22430	11/9/2005
10.28	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.29*	First Amendment dated December 16, 2005, to Change-in-Control Agreement dated October 20, 2003, between the Company and Stephen S. Schwartz.	8-K	99.1	000-22430	12/16/2005
10.30‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006
10.31‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006
10.32*	Separation Agreement and Release of All Claims between the Company and Warren C. Kocmond, dated May 31, 2006.	10-K	10.39	000-22430	10/13/2006
10.33*	Change-in-Control Agreement between the Company and Steve Debenham, dated May 22, 2006.	10-K	10.40	000-22430	10/13/2006
10.34*	Change-in-Control Agreement between the Company and Alan S. Lowe, dated May 22, 2006.	10-K	10.41	000-22430	10/13/2006
10.35	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006
10.36	First Amendment to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of October 13, 2006.	10-Q	10.43	000-22430	2/9/2007
10.37	Second Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of November 13, 2006.	10-Q	10.44	000-22430	2/9/2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.38	Third Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of December 29, 2006.	10-Q	10.45	000-22430	2/9/2007
10.39*	Consulting Agreement between the Company and Tsuyoshi E. Kawanishi, effective January 17, 2007.					X
10.40*	Change-in-Control Agreement between the Company and Anthony C. Bonora, effective November 13, 2006.					X
10.41‡	Amendment No. 6 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 23, 2006.					X
10.42*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-Q	10.46	000-22430	2/9/2007
10.43*	Employment Agreement between the Company and Michael A. Sicuro dated January 17, 2007.					X
10.44*	Form of Employee Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan).					X
10.45*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).					X
10.46*	Form of Employee Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).					X
10.47*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed before May 11, 2007).					X
10.48*	Form of Indemnity Agreement entered into between the Company and directors and certain executive officers (for agreements executed on or after May 11, 2007).					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.49*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers and directors (for agreements executed on or after May 1, 2007).					X
10.50*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed on or after May 11, 2007).					X
21.1	Subsidiaries of Asyst Technologies, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document