Form 10-Q
period 2007-06-30
ASYST TECHNOLOGIES INC
filed 2007-08-07
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of August 1, 2007 was 49,550,864.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	June 30,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,499	$99,701
Accounts receivable, net	143,434	125,889
Inventories	50,915	51,797
Deferred income taxes	12,598	12,764
Prepaid expenses and other current assets	12,985	15,124

Total current assets	308,431	305,275
Property and equipment, net	24,175	25,138
Goodwill	80,215	83,723
Intangible assets, net	34,537	41,994
Other assets	9,141	9,556

Total assets	$456,499	$465,686

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$2,521	$1,453
Current portion of long-term debt and capital leases	55,055	58,949
Accounts payable	77,377	76,365
Accounts payable-related parties	23,671	24,922
Accrued and other liabilities	79,335	83,211
Deferred margin	11,198	10,880

Total current liabilities	249,157	255,780

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	86,369	86,412
Deferred tax liability	9,998	13,124
Other long-term liabilities	17,061	15,559

Total long-term liabilities	113,428	115,095

COMMITMENTS AND CONTINGENCIES (see Note 15)
MINORITY INTEREST	144	130

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized shares — 300,000,000 Outstanding shares — 49,489,066 and 49,306,925 shares at June 30, 2007 and March 31, 2007, respectively	483,473	481,624
Accumulated deficit	(387,139)	(385,216)
Accumulated other comprehensive loss	(2,564)	(1,727)

Total shareholders’ equity	93,770	94,681

Total liabilities, minority interest and shareholders’ equity	$456,499	$465,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007	2006
NET SALES	$121,620	$116,981
COST OF SALES	81,457	75,925

Gross profit	40,163	41,056

OPERATING EXPENSES:
Research and development	8,299	8,587
Selling, general and administrative	21,668	21,402
Amortization of acquired intangible assets	5,807	3,324
Restructuring charges	545	1,812

Total operating expenses	36,319	35,125

Income from operations	3,844	5,931

INTEREST AND OTHER INCOME (EXPENSE) NET:
Interest income	584	737
Interest expense	(2,487)	(1,628)
Other income (expense), net	(1,848)	786

Interest and other income (expense), net	(3,751)	(105)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	93	5,826
PROVISION FOR INCOME TAXES	(474)	(4,322)
MINORITY INTEREST	(5)	(2,087)

NET (LOSS) PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(386)	(583)
Cumulative effect of change in accounting principle	—	103

NET (LOSS)	$(386)	$(480)

BASIC AND DILUTED NET (LOSS) PER SHARE PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.01)	$(0.01)
Cumulative effect of change in accounting principle	—	0.00

BASIC AND DILUTED NET (LOSS) PER SHARE	$(0.01)	$(0.01)

SHARES USED IN THE PER SHARE CALCULATION
- Basic and diluted	49,457	48,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(386)	$(480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,968	5,482
Allowance for doubtful accounts	(27)	(382)
Foreign exchange transaction losses	2,896	—
Minority interest in net income in consolidated subsidiary	5	2,087
Loss on disposal of fixed assets	—	56
Stock-based compensation expense	1,619	1,430
Cumulative effect of change in accounting principle	—	(103)
Amortization of lease incentive payments	(156)	(156)
Deferred taxes, net	(2,723)	(1,015)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(22,103)	(12,117)
Inventories, net	(811)	(9,535)
Prepaid expenses and other assets	1,778	1,391
Accounts payable, accrued and other liabilities and deferred margin	3,543	(701)

Net cash (used in) operating activities	(8,397)	(14,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales or maturity of investments	—	7,000
Purchases of property and equipment, net	(1,938)	(1,151)

Net cash provided by (used in) investing activities	(1,938)	5,849

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	1,268	91,480
Payments on lines of credit	(120)	(80,590)
Principal payments on long-term debt and capital leases	(1,381)	(21)
Proceeds from issuance of common stock	230	261

Net cash provided by (used in) financing activities	(3)	11,130

Effect of exchange rate changes on cash and cash equivalents	(864)	551

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,202)	3,487
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,701	94,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,499	$98,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Asyst Technologies, Inc. and its subsidiaries (“Asyst” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiaries, Asyst Japan, Inc. (“AJI”) and Asyst Shinko, Inc. (“ASI”).
     In October 2002, we purchased a 51.0 percent interest in Asyst Shinko, Inc. (“ASI”) with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1 percent of the outstanding capital stock of ASI, and as a result, now own 95.1 percent of ASI. At any time, the Company has an option to purchase, or could be required to purchase, the remaining 4.9 percent of ASI beginning from the one year anniversary date of this acquisition.
     The unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
2. RECENT ACCOUNTING PRONOUNCEMENTS
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
3. ACCOUNTING CHANGES
     The Company adopted Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2) on April 1, 2007. EITF 06-2 requires companies to accrue the cost of such compensated absences over the service period. The Company adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $1.1 million and a corresponding reduction to retained earnings of $1.1 million in the first quarter of fiscal year 2008.
     The Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48). See “Note 10: Income Taxes” for further discussion.
4. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $387.0 million, and have incurred net losses during each of the last six years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt and equity securities. Cash and cash equivalents aggregated a total of $88.5 million at June 30, 2007. We expect that ASI will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for the next twelve months.
     We have a significant amount of outstanding indebtedness that has increased substantially since the beginning of fiscal year 2007:
•	Under a senior secured credit agreement entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $82 million to fund the purchase of ASI shares from Shinko on July 14, 2006, and had issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9 percent ASI share ownership as discussed below. This credit agreement provided a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility.

On July 27, 2007, we entered into a new credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a new five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This new facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We have elected initially to borrow all of this new credit facility in Yen LIBOR and will incur an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the new credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of July 27, 2007, the full $137.5 million was available for borrowing, and we have drawn down approximately $125 million under the facilities (with the remaining $12.5 million in available borrowing used to support two standby letters of credit issued under the credit facilities). See Note 13 (Debt.), and Note 16 (Subsequent Events) for additional detail describing this new credit agreement.

We used a portion of the proceeds from this new facility to repay in full the approximately $55 million outstanding under the existing credit facility with Bank of America, which we terminated as of July 27, 2007.

•	We have approximately $86 million outstanding under our 5 3/4 percent convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature on July 3, 2008 and are currently redeemable at our option.

On July 27, 2007, we provided notice to U.S. Trust Bank, as Trustee, to redeem these subordinated notes in full on or before August 31, 2007. In conjunction with the redemption, we also will pay the note holders interest accrued through the date of redemption and an additional redemption premium payment of approximately 0.82 percent of the outstanding principal amount of the notes. On July 30, 2007, we delivered $87.7 million to U.S. Trust Bank to be held in escrow to defease our redemption payment obligations described above. Of this amount, we used approximately $69.9 million of proceeds from the new credit facilities, and contributed approximately $17.8 million from our available cash.
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
     As a result of the delayed filing of the Form 10-K on October 27, 2006 (as amended by Form 10-K/A filed on November 28, 2006), for our fiscal year ended March 31, 2006 and the Form 10-Q for our first quarter ended June 30, 2006, we are not eligible to register any of our securities on Form S-3 for sale by us or resale by others until we have timely filed all reports required to be filed under the Securities Exchange Act of 1934 during the 12 months, and any portion of a month, immediately preceding the filing of a registration statement on Form S-3. This condition may adversely affect our ability to restructure outstanding indebtedness, to raise capital by other means, or to acquire other companies by using our securities to pay the acquisition price.
5. SIGNIFICANT ACCOUNTING POLICIES
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

	Three Months Ended
	June 30,
	2007	2006
Net (loss), as reported	$(386)	$(480)
Foreign currency translation adjustments	(845)	709
Change in unrealized gains (losses) on investments	8	(10)

Comprehensive income (loss)	$(1,223)	$219

Net (Loss) Per Share
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

	Three Months Ended
	June 30,
	2007	2006
Numerator:
Net (loss)	$(386)	$(480)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	49,457	48,600

Denominator for basic and diluted calculation	49,457	48,600

Net (loss) per share — basic and diluted	$(0.01)	$(0.01)

     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share as to do so would be anti-dilutive (in thousands):

	As of June 30,
	2007	2006
Restricted stock awards and stock units	2,570	223
Stock options	2,887	3,630
Convertible notes	5,682	5,682

	11,139	9,535

6. BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
     We consider all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents approximates their current fair market value.

     Cash equivalents, by type, are as follows (in thousands):

		Unrealized
June 30, 2007	Cost	Gains (Losses)	Fair Value
Institutional money market funds	$29,832	$75	$29,907

Total cash equivalents	$29,832	$75	$29,907

		Unrealized
March 31, 2007	Cost	Gains (Losses)	Fair Value
Institutional money market funds	$23,242	$67	$23,309

Total cash equivalents	$23,242	$67	$23,309

Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	June 30,	March 31,
	2007	2007
Trade receivables	$83,091	$58,781
Trade receivables-related party	3	6
Unbilled receivables	58,066	62,201
Other receivables	6,191	9,057
Less: Allowance for doubtful accounts	(3,917)	(4,156)

Total	$143,434	$125,889

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50 percent based on the aging and characteristics of the receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. During the three-month period ended June 30, 2007, there were no write-offs of accounts receivable balances. We do not record interest on outstanding and overdue accounts receivable. All of our unbilled receivables are assets of ASI. Payments related to these unbilled receivables are expected to be received within one year from June 30, 2007 and as such the balances are classified within current assets on our condensed consolidated balance sheet.
     Our subsidiaries in Japan, AJI and ASI, have agreements with Japanese financial institutions to sell certain trade receivables. For the three-month periods ended June 30, 2007 and 2006, AJI and ASI combined sold approximately $27.8 million and $39.6 million, respectively, of accounts receivable without recourse, and $2.5 million and $2.1 million, respectively, with recourse. At June 30, 2007, the Company had approximately $2.5 million of such borrowings classified as “short-term loans and notes payable” in the condensed consolidated balance sheets, secured by accounts receivable balances, for which the Company did not meet the true sale criteria.
     Other receivables include notes receivable from customers in Japan and Korea in settlement of trade accounts receivable balances.
     We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, customary local industry practices may differ and prevail in certain countries.
Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Raw materials	$14,643	$15,462
Work-in-process	34,106	36,035
Finished goods	2,166	300

Total	$50,915	$51,797

     At June 30, 2007 and March 31, 2007, we had a reserve of $11.2 million and $11.4 million, respectively, for estimated excess and obsolete inventory.
     The Company outsources all of its Fab Automation Product manufacturing to Solectron Corporation (“Solectron”). As part of the arrangement, Solectron purchases inventory from us and we may be obligated to reacquire inventory purchased by Solectron for our benefit if the inventory is not used over certain specified period of time per the terms of our agreement. No revenue was recorded for the sale of this inventory to Solectron and any inventory buyback in excess of our demand forecast is fully reserved. At June 30, 2007 and March 31, 2007, total inventory held by Solectron was $12.4 million and $14.2 million, respectively, of which $3.4 million and $3.2 million, respectively, were Asyst-owned and included in the balance above. During the three-month periods ended June 30, 2007 and 2006, we repurchased $1.4 and $1.7 million of this inventory, respectively, that was not used by Solectron in manufacturing our products.
Goodwill and Intangible Assets
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the three-month period ended June 30, 2007 were as follows (in thousands):

	Fab Automation	AMHS	Total
Balances at March 31, 2007	$3,397	$80,326	$83,723
Foreign currency translation	—	(3,508)	(3,508)

Balances at June 30, 2007	$3,397	$76,818	$80,215

     Intangible assets
     Intangible assets, net were as follows (in thousands):

	June 30, 2007			March 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$78,143	$58,166	$19,977	$81,174	$56,818	$24,356
Customer base and other intangible assets	51,278	38,088	13,190	53,060	36,878	16,182
Licenses and patents	5,296	3,926	1,370	5,299	3,843	1,456

Total	$134,717	$100,180	$34,537	$139,533	$97,539	$41,994

     The change in the gross carrying amount of the intangible assets of $4.8 million related to foreign currency translation for the three-month period ended June 30, 2007.
     All of the Company’s identified intangible assets are subject to amortization. Total amortization of intangible assets was $5.8 million and $3.3 million for the three-month periods ended June 30, 2007 and 2006, respectively, and was included in operating expense on the condensed consolidated statements of operations.
     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal year 2008 and subsequent fiscal years, is as follows (in thousands):

Fiscal Year ending March 31,
Remaining portion of 2008	$10,710
2009	10,810
2010	6,667
2011	4,719
2012	1,627
2013 and thereafter	4

Total	$34,537

Accrued and other liabilities
     Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2007	March 31, 2007
Income taxes payable	$9,322	$8,188
Warranty reserve	11,469	11,982
Employee compensation	16,759	18,429
Customer deposits	13,059	14,086
Payable to Shinko for 4.9% share in ASI	10,542	11,439
Other accrued expenses	18,184	19,087

Total	$79,335	$83,211

Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Beginning Balance	$11,982	$7,967
Accruals	3,496	4,340
Settlements	(3,608)	(4,997)
Foreign Currency Translation	(401)	73

Ending Balance	$11,469	$7,383

7. ACQUISITION
     On July 14, 2006, the Company purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased our consolidated ownership of ASI to 95.1 percent. We consummated the acquisition to further integrate its Fab Automation and Automated Material Handling Systems (“AMHS”) businesses, allowing us to provide our customers a full range of product offerings.
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
     At any time, subject to the other provisions of the share purchase agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9 percent of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US$10.5 million at the June 30, 2007 exchange rate).
     In accordance with EITF 00-4, AJI has accounted for the purchase option on a combined basis with the minority interest as a financing of the purchase of the remaining 4.9 percent minority interest, and as a result has accounted for the transaction as an acquisition of Shinko’s entire 49 percent interest of ASI on July 14, 2006. Accordingly, AJI has recorded a liability, equivalent to the net present value of the JPY 1.3 billion fixed payment for the 4.9 percent remaining interest and the fixed annual dividend payment of JPY 65 million and will accrete the resulting discount to interest expense over the twelve month period ending on the first potential exercise date. The liability, with the amount of $10.5 million at June 30, 2007, has been classified within “accrued and other liabilities” on the consolidated balance sheet.
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
     As a result of the acquisition on July 14, 2006, there is no remaining minority interest balance relating to ASI. As of June 30, 2007, there was approximately $10.5 million recorded as a liability for the Company’s ability to purchase the remaining 4.9 percent of the outstanding capital stock of ASI.

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

     The following unaudited pro forma financial information presents our combined results of operations as if the ASI acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of our future consolidated results of operations or financial condition. Unaudited pro forma results were as follows (in thousands):

Three months
ended
June 30, 2006
Net sales	$116,981
Pro forma net (loss) prior to cumulative effect of change in accounting principle	(4,685)
Cumulative effect of change in accounting principle	103

Pro forma net (loss)	$(4,582)

Pro forma basic and diluted net income (loss) per share prior to cumulative effect of change in accounting principle	$(0.09)
Cumulative effect of change in accounting principle	0.00

Pro forma basic and diluted net income (loss) per share	$(0.09)

Shares used in the per share calculation — Basic and diluted	48,600

8. STOCK-BASED COMPENSATION
     The following table summarizes the components of share-based compensation. There was no tax benefit realized by the Company due to the Company’s current loss position (in thousands):

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Stock-based compensation expense by category:
Cost of Sales	$153	$129
Research and Development	185	200
Selling , General and Administrative	1,281	1,101

Total stock-based compensation expense	$1,619	$1,430

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
     Under the 2003 Plan, as most recently amended by our shareholders in December 2006, 4,900,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options, incentive stock options and the issuance of restricted stock to employees and certain non-employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date.
     The Company has 183,901 shares available for grant as of June 30, 2007 under the 2001 Plan, and 562,404 shares available for grant under the 2003 Plan.
     On July 23, 2007, our Board of Directors approved an amendment to increase from 4,900,000 to 5,900,000 the aggregate number of shares of our common stock authorized for issuance under this plan. This amendment will be effective if approved by our shareholders within 12 months of the date of our Board’s approval.
     Employee Stock Purchase Plan
     Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 3,000,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee’s compensation, at a price not less than 85 percent of the fair market value of the stock on specified dates. There were no shares issued during the three-month periods ended June 30, 2007 or 2006. As of June 30, 2007 the number of shares purchased by employees under the Plan totaled 2,550,937.
     The fair value of each stock purchase is calculated on the date of purchase using the Black-Scholes model with the following weighted average assumptions used:

	Three Months Ended
	June 30,
	2007	2006
Employee Stock option plans:
Risk-free interest rate	4.5%	4.70%
Expected term of options (in years)	3.3	3.3
Expected volatility	54.0%	67.0%
Expected dividend yield	0%	0%
Employee Stock purchase plan:
Risk-free interest rate	5.1%	4.92%
Expected term of options (in years)	0.5	0.5
Expected volatility	47.0%	69.2%
Expected dividend yield	0%	0%

     Stock Option Plans
     A summary of stock option activity in our stock option plans as of June 30, 2007, and changes during the three-month period then ended is presented below:

			Weighted-Average
	Total Number	Weighted-Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
Options outstanding as of March 31, 2007	5,679,084	$9.66	4.81	$5,939,882
Granted	—
Exercised	(99,520)	4.28
Cancelled	(98,353)	8.44

Options outstanding as of June 30, 2007	5,481,211	$9.78	4.58	$6,095,057

Exercisable as of June 30, 2007	4,631,197	$10.48	4.58	$4,652,716

     There were no options granted during the three-month periods ended June 30, 2007. The weighted-average grant date fair value of options granted during the three-month period ended June 30, 2006 was $8.73. The total intrinsic value of options exercised during the three-month periods ended June 30, 2007 and 2006 was $0.3 million and $0.3 million, respectively. As of June 30, 2007, there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.14 years.
     For the three-month periods ended June 30, 2007 and 2006, cash received from option exercises under all share-based payment arrangements, including ESPP’s, was $230,000 and $261,000, respectively. There was no tax benefit realized from stock option exercises. The related cash receipts are included in financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.
     Restricted Stock Awards and Restricted Stock Units
     Information with respect to non-vested restricted stock units and awards as of June 30, 2007 and activity during the three-months ended is as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at March 31, 2007	1,124,500	$5.90
Granted	1,772,454	$7.17
Vested	(149,519)	$3.95
Forfeited	(56,253)	$5.65

Outstanding at June 30, 2007	2,691,182	$6.09

     As of June 30, 2007, there was $14.1 million of unrecognized compensation costs related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.68 years.
Stock Option Awards and Restricted Stock Units with Market and Performance Conditions
     The Company has granted stock options and awards with market and performance conditions to executive officers of the Company. These stock option awards and RSUs vest upon the achievement of certain targets and are payable in shares of the Company’s common stock upon vesting, typically with a three-year market target or performance achievement period.
     The market condition stock options and awards measure the Company’s relative market performance against that of other companies. The fair value of stock option awards and RSUs containing a market condition is based on the market price of the Company’s stock on the grant date modified to reflect the impact of the market condition including the estimated payout level based on that condition. Compensation cost is not adjusted for subsequent changes in the expected outcome of the market-vesting condition.
     The performance stock options and awards measure the Company’s officers relative performance against pre-established targets. The fair value of stock option awards and RSUs containing a performance condition is based on the market price of the Company’s stock on the grant date. Compensation cost is adjusted for subsequent changes in the expected outcome of the performance-vesting condition until the vesting date.
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
     A summary of activity for the awards and options with market conditions as of June 30, 2007 and activity during the three months ended is presented below:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value
Outstanding at March 31, 2007	317,679	$2.46
Awards granted	—	—
Awards cancelled	(56,012)	$2.60

Balance at June 30, 2007	261,667	$2.43

     As of June 30, 2007, there was $0.3 million of total unrecognized compensation cost related to non-vested awards with market conditions.
     A summary of activity for the awards and options with performance conditions as of June 30, 2007 and activity during the three months ended is presented below:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value
Outstanding at March 31, 2007	—	—
Awards granted	484,358	$7.18
Awards cancelled	—	—

Balance at June 30, 2007	484,358	$7.18

     As of June 30, 2007, there was $2.8 million of total unrecognized compensation cost related to non-vested awards with performance conditions.
9. PENSION BENEFIT PLANS
     The following tables summarize the components of net periodic benefit costs for the Company’s pension plans (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Service cost	$280	$265
Interest cost	96	89
Expected return on plan assets	(100)	(102)
Amortization of prior service cost	(1)	(1)
Amortization of actuarial losses	5	5

Net periodic benefit cost	$280	$256

     Employer Contributions
     We previously disclosed in the consolidated financial statements for the fiscal year ended March 31, 2007, that we expected to contribute $1.8 million to the pension plans in fiscal year 2008. As of June 30, 2007, $0.4 million of contributions have been made. We presently anticipate contributing an additional $1.4 million to the pension plans for a total of $1.8 million in fiscal year 2008.
10. INCOME TAXES

	Three Months Ended
	June 30,
	2007	2006
Provision for income taxes	$474	$4,322

     The provision for income taxes for the three-month period ended June 30, 2007 was $0.5 million, which included a tax benefit of $2.2 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ASI acquisition, offset by a $3.5 million tax provision recorded by ASI and a net tax benefit of $0.8 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ASI and other foreign subsidiaries in excess of the U.S. statutory rate, and U.S. losses not providing current tax benefits.
     The provision for income taxes for the three-month period ended June 30, 2006 was $4.3 million, which included a tax benefit of $1.1 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.5 million tax provision recorded by ASI and a tax provision of $0.9 million recorded primarily by other international subsidiaries.
     Effective April 1, 2007 at the beginning of the first quarter of fiscal year 2008, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.
     As a result of the implementation of FIN 48, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with provisions of the statement. Additionally, the Company reclassified $1.3 million from current taxes payable to long-term taxes payable and reclassified $1.4 million from current taxes payable to current deferred taxes. Upon adoption of FIN 48, the Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of April 1, 2007, the Company had accrued $0.8 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in the three-month periods ended June 30, 2007 and 2006.
     The Company’s total unrecognized tax benefits as of April 1, 2007 (the date of adoption) and June 30, 2007 was $6.8 million and $7.0 million, respectively, of which none is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2007 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2007 fiscal years remain subject to examination in Japan and Taiwan. Currently, we are under examination by the IRS for our fiscal year ended March 31, 2005.
11. RESTRUCTURING CHARGES
     Restructuring accruals, comprising charges for severance and benefits and excess facilities and related utilization for the three-month period ended June 30, 2007, were as follows (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance, March 31, 2007	$—	$788	$788
Additional accruals	545	—	545
Amounts paid in cash	(433)	(205)	(638)

Balance, June 30, 2007	$112	$583	$695

     The outstanding accrual amount at June 30, 2007 consists of future lease obligations on vacated facilities which will be paid in the remainder of fiscal year 2008.

     We incurred restructuring charges of $0.5 million for the three-month period ended June 30, 2007 consisting of charges for severance costs from a minor reduction in workforce.
     Restructuring accruals, comprising charges for excess facilities and related utilization for the three-month period ended June 30, 2006, were as follows (in thousands):

Excess Facilities
Balance, March 31, 2006	$105
Additional accruals	1,812
Non-cash utilization	(25)
Amounts paid in cash	(533)

Balance, June 30, 2006	$1,359

     We incurred restructuring charges of $1.8 million for the three-month period ended June 30, 2006 consisting of charges for future lease commitments for excess facilities, net of expected sublease income, of $1.4 million, moving costs of $0.2 million and impairment of leasehold improvements in the vacated property of $0.2 million.
     The outstanding accrual balance of $1.4 million at June 30, 2006 consists primarily of future lease obligations on vacated facilities, which will be paid over the next seven quarters. All remaining accrual balances are expected to be settled in cash. As of June 30, 2006 there were no accruals outstanding that related to any restructuring events that occurred prior to fiscal year 2007.
12. REPORTABLE SEGMENTS
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
     The Company has sales and marketing, manufacturing, finance, and administration groups. Expenses of these groups are generally allocated to the operating segments and are included in the operating results reported below.
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

     Operating segment net sales and operating income (loss) for the three-month periods ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended
	June 30,
	2007	2006
AMHS:
Net sales	$76,309	$66,256
Cost of Sales	55,782	46,556

Gross Profit	$20,527	$19,700

Income from operations	$2,892	$8,144

Fixed assets additions	$795	$848

Amortization and Depreciation	$6,335	$3,170

Fab Automation Products:
Net sales	$45,311	$50,725
Cost of Sales	25,675	29,369

Gross Profit	$19,636	$21,356

Income (Loss) from operations	$952	$(2,213)

Fixed assets additions	$483	$1,489

Amortization and Depreciation	$1,633	$1,838

Consolidated:
Net sales	$121,620	$116,981
Cost of Sales	81,457	75,925

Gross Profit	$40,163	$41,056

Income from operations	$3,844	$5,931

Fixed assets additions	$1,278	$2,337

Amortization and Depreciation	$7,968	$5,008

     Total operating income is equal to consolidated income from operations for the periods presented. We do not allocate other income (expense), net to individual segments.
     Significant customer sales for the three-month periods ended June 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended
	June 30,
	2007	2006
Customer A	18.8%	16.9%
Customer B	11.8%	Less than 10%
Customer C	11.5%	10.9%
     No other customer accounted for more than 10.0 percent of our net sales for the three-month periods ended June 30, 2007 and 2006.
13. DEBT
     Long-term debt and capital leases consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Convertible subordinated notes	$86,250	$86,250
Long-term loans	54,903	58,782
Capital leases	271	329

Total long-term debt	141,424	145,361
Less: Current portion of long-term debt and capital leases	(55,055)	(58,949)

Long-term debt and capital leases net of current portion	$86,369	$86,412

     At June 30, 2007, maturities of all long-term debt and capital leases were as follows (in thousands):

Fiscal Year Ending March 31,	Amount
Remaining portion of 2008	$54,973
2009	86,441
2010	5
2011	5

$141,424

Credit Facility
     In June 2006, we entered into a $115 million senior secured credit facility with Bank of America, N.A. as lender and administrative agent to fund the purchase of ASI shares from Shinko on July 14, 2006, and issued a letter of credit in favor of Shinko for approximately $11 million relation to an equity option we hold on Shinko Electric Co., Ltd.’s remaining 4.9 percent ASI share ownership. As of June 30, 2007, we had approximately $54.5 million outstanding under that credit facility.
     On July 27, 2007, we entered into a new credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a new five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This new facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. The Company has elected initially to borrow all of this new credit facility in Yen LIBOR and will incur an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the new credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of July 27, 2007, the full $137.5 million was available for borrowing, and we have drawn down approximately $125 million under the facilities (with the remaining $12.5 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We expect to amortize approximately $3.6 million of bank fees, costs and related legal and other expenses as additional interest expense over the five-year term of the credit facility.
     The new credit facility contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the new credit facility restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2013. The credit facility is secured by liens on substantially all of our assets, including the assets of certain subsidiaries.
     Our failure to pay amounts when due, or our violation of covenants or the occurrence of other events of default set forth in the credit agreement, could result in a default permitting the termination of the credit agreement and/or the acceleration of any loan amounts then outstanding.
     We used a portion of the proceeds from this new facility to repay in full the approximately $55 million outstanding under the existing credit facility with Bank of America, which we terminated as of July 27, 2007. In conjunction with this repayment and termination of the credit facility with Bank of America we expect to accelerate the remaining amortization of previously incurred fees, costs and related expenses, and incur related non-cash charges of approximately $2.3 million in our fiscal second quarter ending September 30, 2007.
Convertible Subordinated Notes
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $3.2 million are being amortized over 84 months and are being recorded as other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended June 30, 2007 and 2006.
     On July 27, 2007, we provided notice to U.S. Trust Bank, as Trustee, to redeem these subordinated notes in full on or before August 31, 2007. In conjunction with the redemption, we also will pay the note holders interest accrued through the date of redemption and an additional redemption premium payment of approximately 0.82 percent of the outstanding principal amount of the notes. On July 30, 2007, we delivered $87.7 million to U.S. Trust Bank to be held in escrow to defease our redemption payment obligations described above. Of this amount, we used approximately $69.9 million of proceeds from the new credit facilities, and contributed approximately $17.8 million from our available cash.

In conjunction with the redemption of our outstanding convertible subordinated notes we expect to accelerate the remaining amortization of previously incurred fees, costs and related expenses (which includes the accrued interest and redemption premium discussed above), and incur related charges of approximately $1.2 million in our fiscal second quarter ending September 30, 2007.
Other Lines of Credit
     As of June 30, 2007, we had lines of credit available in Japan for working capital purposes through our ASI and AJI subsidiaries. The total available borrowing capacity as of June 30, 2007 was 4.0 billion Japanese Yen or approximately $32.4 million at the exchange rate as of June 30, 2007. There were no borrowings under these lines as of June 30, 2007. The applicable interest rates for the above-referenced lines are either variable based on the Tokyo Interbank Offered Rate (TIBOR) (currently 0.62 percent), plus margins of 0.30 percent to 1 percent, or fixed at annual interest rates between 1.8 percent and 2.3 percent. We have not provided any guarantees or collateral for the above facilities, but ASI and AJI are generally required to maintain compliance with certain financial covenants. For example, ASI generally is required to maintain an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. Both ASI and AJI were in compliance with these covenants at June 30, 2007.
     As of June 30, 2007, AJI had term loans outstanding with one Japanese bank. These loans are repayable monthly until February 2008 and May 2008. The loans carry annual interest rates between 1.8 percent and 2.3 percent, respectively. Substantially all of these loans are guaranteed by the Company in the United States. As of June 30, 2007, AJI had outstanding borrowings of 52.0 million Japanese Yen, or approximately $0.4 million at exchange rates as of June 30, 2007.
     As of July 31, 2007, we had a total available borrowing capacity of 5.2 billion Japanese Yen or approximately $43.9 million at the exchange rate as of July 31, 2007. The borrowing capacity was increased during July 2007 by adding an additional line of credit to the available borrowing capacity that was in place as of June 30, 2007. There were no borrowings under these lines as of July 31, 2007.
14. RELATED-PARTY TRANSACTIONS
     ASI has certain transactions with its minority shareholder, Shinko. Our subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At June 30, 2007 and March 31, 2007, respectively, significant balances with Shinko and MECS Korea were as follows (in thousands):

	June 30,	March 31,
	2007	2007
Accounts payable and notes payable due to Shinko	$23,656	$24,694
Accrued liabilities due to Shinko	$206	$304
Accrued liabilities due to Shinko relating to ASI acquisition	$10,542	$11,439
Accounts receivable from MECS Korea	$3	$6
Accounts payable due to MECS Korea	$15	$228
Accrued liabilities due to MECS Korea	$21	$13
     In addition, the condensed consolidated financial statements reflect that ASI purchased various products, administrative and IT services from Shinko. AJI also purchased IT services from MECS Korea. During the three-month periods ended June 30, 2007 and 2006, sales to and purchases from Shinko and MECS Korea were as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Material and service purchases from Shinko	$13,998	$13,258
Sales to MECS Korea	$17	$28
Purchases from MECS Korea	$47	$—

15. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At June 30, 2007, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease
Remaining portion of 2008	$161	$4,123
2009	111	3,251
2010	5	2,620
2011	5	1,813
2012 and thereafter	1	2,763

Total	283	$14,570

Less: interest	(12)

Present value of minimum lease payments	271
Less: current portion of capital leases	(152)

Capital leases, net of current portion	$119

     Rent expense under our operating leases was approximately $1.1 million and $1.2 million for the three-month periods ended June 30, 2007 and 2006, respectively.
Purchase Commitments
     At June 30, 2007, total non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $36.8 million.
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
     Following remand, the Company filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denying defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ‘421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. § 271(f). On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. However, the verdict was subject to several post-trial motions, including motions by defendents to vacate the jury's verdict in its entirety and for entry of judgment in their favor as a matter of law.
     On August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law on the issue of obviousness. The effect of the Court’s judgment is to invalidate our ‘421 patent in suit and dispose of the action in its entirety in favor of defendants. The Court also conditionally granted defendants’ motion for a new trial on the issue of obviousness in the event the Court’s judgment is vacated or reversed on appeal. The Court terminated without prejudice defendants’ other post-trial motions, including motions challenging the award of damages. However, in so doing, the Court noted substantial legal questions with respect to the damages award, in particular that only a portion of our damages may be attributed directly to the patented Smart Traveler System, and stated that the Court’s present inclination would be to grant a new trial or remittitur in the event that the Court’s present judgment is vacated or reversed on appeal. We currently expect to appeal the Court’s judgment.
     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ASI. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ASI products infringe Japanese Patent No. 3304677 (the “ ’677 Patent”). Currently, the court is assessing whether and in what amount damages should be awarded in plaintiffs’ favor and against ASI and Shinko. Specifically, the suit alleges infringement of the ‘677 Patent by elements of identifiable Shinko products and of ASI’s Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products, and seeks significant monetary damages against both Shinko and ASI in an amount to be determined. The suit also seeks to enjoin future sales and shipments of ASI’s OHS, OHT and related products. ASI has asserted various defenses, including non-infringement of the asserted claims under the ‘677 Patent, and intends to continue to defend the matter vigorously. ASI is also consulting with Shinko concerning issues relating to indemnification by Shinko under certain claims in the event damages are awarded representing ASI products during the term of its joint venture with Shinko. However, we cannot predict the outcome of this proceeding and an adverse ruling, including a final judgment awarding significant damages and enjoining sales and shipments of ASI’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future gross margins.
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
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of June 30, 2007.
Indemnifications
     We, as permitted under California law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at its request in such capacity. In this regard, we have received numerous requests for indemnification by current and former officers and directors, with respect to asserted liability under governmental inquiries and shareholder derivative actions alleging that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995 (as described in the immediately preceding Legal Commitments section. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that we believe enables us to recover a portion of future amounts paid, subject to conditions and limitations of the polices. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is not material.
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
16. SUBSEQUENT EVENTS
Debt
     As detailed in Note 13 Debt, above, and in our press release issued on August 1, 2007 and our disclosures on Form 8-K filed on August 2, 2007, we have restructured certain outstanding indebtedness since the end of our fiscal quarter ended June 30, 2007.

Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a new five-year $137.5 million multi-currency senior secured credit facility. As of July 27, 2007, the full $137.5 million was available for borrowing, and we have drawn down approximately $125 million under the facility.
     We used a portion of the proceeds from this new facility to repay in full the approximately $55 million outstanding under our then-existing credit facility with Bank of America, which we terminated as of July 27, 2007.
Convertible Subordinated Notes
     On July 27, 2007, we provided notice to U.S. Trust Bank, as Trustee, to redeem in full on or before August 31, 2007 the $86.3 million of 5 3/4 percent convertible subordinated notes that we sold on July 3, 2001. On July 30, 2007, we delivered $87.7 million to U.S. Trust Bank to be held in escrow to defease our redemption payment obligations. Of this amount, we used approximately $69.9 million of proceeds from the new credit facility with KeyBank National Association, and contributed approximately $17.8 million from our available cash.
Commitments and Contingencies
Legal Contingencies
     As detailed in Note 15 Commitments and Contingencies, above, on October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc., alleging, among other things, that certain products of these defendants infringe our United States Patents Nos. 5,097,421 (“the ‘421 patent”) and 4,974,166. On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our ‘421 patent in suit and awarding damages of approximately $75 million. However, the verdict was subject to several post-trial motions, including motions by defendants to vacate the jury's verdict in its entirety and for entry of judgment in their favor as a matter of law.
     On August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law on the issue of obviousness. The effect of the Court’s judgment is to invalidate our ‘421 patent in suit and dispose of the action in its entirety in favor of defendants. The Court also conditionally granted defendants’ motion for a new trial on the issue of obviousness in the event the Court’s judgment is vacated or reversed on appeal. The Court terminated without prejudice defendants’ other post-trial motions, including motions challenging the award of damages. However, in so doing, the Court noted substantial legal questions with respect to the damages award, in particular that only a portion of our damages may be attributed directly to the patented Smart Traveler System, and stated that the Court’s present inclination would be to grant a new trial or remittitur in the event that the Court’s present judgment is vacated or reversed on appeal. We currently expect to appeal the Court’s judgment.
     We continue to incur significant expenses in this action, including legal fees and costs. In the event we are successful on appeal, a new trial on all matters would impose further, potentially significant, litigation costs that could be material in any particular period. In addition, a final judgment in favor of defendants could require that we reimburse certain costs and expenses which, though uncertain at this time, could be material in amount.
     In addition, the defendants continue to seek in parallel to this action a re-examination by the Patent and Trademark Office of the claims in suit. A re-examination could independently significantly narrow or invalidate our patents in suit, or reduce or preclude damages recoverable by us in this action.
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
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as filed in our Annual Report Form 10-K for the year ended March 31, 2007. Certain prior period amounts have been reclassified to conform to current period presentation.
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
     Our Fab Automation and our Automated Material Handling Systems (AMHS) represent two reportable segments:
•	The Fab Automation product segment, which consists principally of our interface products, auto-ID systems, substrate-handling robotics, sorters, connectivity software, and continuous flow technology (CFT)

•	The AMHS segment, which consists principally of our automated transport and loading systems, semiconductor and flat panel display products
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
     On July 27, 2007, we entered into a new credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a new five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This new facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. The Company has elected to borrow all of this new credit facility in Yen LIBOR and will incur an initial interest rate before tax of approximately 3.30 percent. See “Other Debt Financing Arrangements” on page 35.
     Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2007 filed on June 12, 2007 that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2007. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2007, and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this

Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of June 30, 2007, together with a summary of these material weaknesses and the status of our remediation efforts.
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
     Management believes there have been no significant changes during the three-month period ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
     Income Taxes Effective April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), in the first quarter of 2007. See “Note 10: Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
     We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
     We must assess the likelihood that we will be able to recover our deferred tax assets. To date we have concluded recovery is not likely, and as such we have recorded a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would decrease in the period in which we determined that the recovery was probable.
     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

     Results of Operations
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended
	June 30,
	2007	2006
AMHS:
Net sales	$76,309	$66,256
Cost of sales	55,782	46,556

Gross profit	$20,527	$19,700

Income from operations	$2,892	$8,144

Fab Automation Products:
Net sales	$45,311	$50,725
Cost of sales	25,675	29,369

Gross profit	$19,636	$21,356

Income (Loss) from operations	$952	$(2,213)

Consolidated:
Net sales	$121,620	$116,981
Cost of sales	81,457	75,925

Gross profit	$40,163	$41,056

Income from operations	$3,844	$5,931

     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented below:

	Three Months Ended
	June 30,
	2007	2006
AMHS:
Net sales	62.7%	56.6%
Cost of sales	45.8%	39.8%

Gross profit	16.9%	16.8%

Income from operations	2.4%	7.0%

Fab Automation Products:
Net sales	37.3%	43.4%
Cost of sales	21.2%	25.1%

Gross profit	16.1%	18.3%

Income (Loss) from operations	0.8%	(1.9)%

Consolidated:
Net sales	100.0%	100.0%
Cost of sales	67.0%	64.9%

Gross profit	33.0%	35.1%

Income from operations	3.2%	5.1%

First Quarter of 2008 Compared to First Quarter of 2007
Net Sales
Consolidated
     Net sales for the three-months ended June 30, 2007 were $121.6 million, an increase of $4.6 million or 4.0 percent compared to the corresponding period in the prior year. Substantially all of the increase was due to increased shipment volume of our semiconductor and flat panel display AMHS systems, as well as higher Spartan volume. This increase in sales was partially offset by a decline interface products and service volume. The sales in Korea increased by $5.4 million when comparing the three-month period ended June 30, 2007 with the prior year, Europe increased by $3.4 million, other APAC countries increased by $2.8 million, North America and Japan increased by $1.9 million, partially offset by a decline of $8.8 million from Taiwan. The increase in Korea of $5.4 million was attributed to flat panel display volume increases, while the lower Taiwan sales was due to a reduction in prices for semiconductor AMHS projects. Sales to end-users and OEM’s for the three-month period ended June 30, 2007 were 75 percent and 25 percent, respectively.
AMHS
     Net sales for the three-months ended June 30, 2007 were $76.3 million, an increase of $10.1 million or 15.2 percent compared to the corresponding period in the prior year. The increase was primarily attributed to a $8.3 million volume increase in semiconductor AMHS projects, a $0.9 million increase in flat panel display, and a $0.8 million increase in service sales for the three-month ended June 30, 2007 as compared to the prior year. The semiconductor AMHS volume increase was attributed to customers in APAC and Japan continuing to invest and expand capacity. The only territory that had a decline in sales for the three-month period ended June

30, 2007 as compared with the prior year was Taiwan. The lower sales in Taiwan was primarily attributed to price erosion on orders accepted during fiscal year 2007. The geographical breakdown for AMHS sales for the three-month period ended June 30, 2007 was 41 percent for Japan, 29 percent for Taiwan, 13 percent for North America, 8 percent for Korea,7 percent for Europe, and other APAC was 2 percent.
Fab Automation
     Net sales for the three-months ended June 30, 2007 were $45.3 million, a decrease of $5.4 million or 10.7 percent compared to the corresponding period of the prior year. The decrease was primarily attributed to a $9.9 million decline in volume for interface products, Robotics, auto-ID system and service sales. This $9.9 million decrease sales was partially offset by a $4.5 million increase in Spartan volume to end-users and OEMs. The geographical breakdown for fab automation sales for the three-month period ended June 30, 2007 was 34 percent for North America, 33 percent for Japan, 23 percent for other APAC, 9 percent for Europe, and Korea was 1 percent.
Comparison of Expenses, Gross Margin, Interest & Other, and Income Taxes
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated (unaudited):

	Three Months Ended
	June 30,
	2007	2006
NET SALES	100.0%	100.0%
COST OF SALES	67.0%	64.9%

Gross profit	33.0%	35.1%

OPERATING EXPENSES:
Research and development	6.8%	7.3%
Selling, general and administrative	17.8%	18.4%
Amortization of acquired intangible assets	4.9%	2.8%
Restructuring and other charges	0.4%	1.5%

Total operating expenses	29.9%	30.0%

Income from operations	3.1%	5.1%

INTEREST AND OTHER INCOME, NET:
Interest income	0.5%	0.6%
Interest expense	(2.0)%	(1.4)%
Other income, net	(1.5)%	0.7%

Interest and other expense, net	(3.0)%	(0.1)%

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	0.1%	5.0%
PROVISION FOR INCOME TAXES	0.4%	3.7%
MINORITY INTEREST	(0.0)%	(1.8)%

NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.3)%	(0.5)%
Cumulative effect of change in accounting principle	—%	0.0%
NET LOSS	(0.3)%	(0.5)%

Gross Margin
     Consolidated
     Gross profit for the three-month period ended June 30, 2007 was $40.2 million and was $0.9 million lower than the corresponding period for the prior year. The gross margin percentage for the three-month period ended June 30, 2007 was 33 percent and decreased by 2 percent from the corresponding period of the prior year primarily due to the price erosion associated with several semiconductor AMHS projects.
     AMHS
     The AMHS gross profit for the three-month period ended June 30, 2007 was $20.5 million with a gross margin of 27 percent, compared to $19.7 million gross profit or 30 percent gross margin for the three-month period ended June 30, 2006. The increase of $0.8 million was due a $10.1 million volume increase in our AMHS sales and the decrease of 3 percent gross margin was due to multiple projects which had completed with favorable cost variances during the prior year, and also lower selling prices in the current fiscal year for new 300mm semiconductor AMHS projects. The decrease in margins associated with price erosion was primarily attributed to some orders accepted during fiscal year 2007 for semiconductor AMHS projects in Taiwan.
     Fab Automation
     The Fab Automation gross profit for the three-month period ended June 30, 2007 was $19.6 million with a gross margin of 43 percent compared to $21.4 million gross profit or 42 percent gross margin for the three-month ended June 30, 2006. The decrease of $1.8 million was due to the lower shipment volume. The fab automation gross margin for the three-month period ended June 30, 2007 increased by 1 percent as compared with the same period of the prior year, primarily due to cost reductions related to manufacturing and other indirect cost of goods sold.
Research and Development

	Three Months Ended
	June 30,
(in thousands, except percentage)	2007	2006	Change
Research and development	$8,299	$8,587	$(288)

Percentage of total net sales	6.8%	7.3%

     The research and development expense was $8.3 million for the three-month period ended June 30, 2007, which decreased by $0.3 million compared to the same period in fiscal year 2007. The decrease was primarily due to a decrease in AMHS project material expense.
     The research and development expenses may vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that management believes are necessary for enhancements to our current products and for developing new products and product lines.
Selling, General and Administrative

	Three Months Ended
	June 30,
(in thousands, except percentage)	2007	2006	Change
Selling, general and administrative	$21,668	$21,402	$266

Percentage of total net sales	17.8%	18.4%

     The selling, general and administrative expenses were $21.7 million for the three-month period ended June 30, 2007, which increased by $0.3 million compared with the same period of fiscal year 2007. Primary changes were a $0.4 million increase in professional fees and a $0.4 million increase in bad debt expense, offset by a $0.5 million decrease in facilities, bonus, profit sharing and other expense.
Amortization of Acquired Intangibles Assets

	Three Months Ended
	June 30,
(in thousands, except percentage)	2007	2006	Change
Amortization of acquired intangible assets	$5,807	$3,324	$2,483

Percentage of total net sales	4.9%	2.8%

     The increase in amortization expense for the three-month period ended June 30, 2007 compared with the corresponding period in the prior fiscal year was due to the additional intangibles as part of our acquisition of an additional 44.1 percent interest in ASI in July 2006 as well as to exchange rate fluctuations as the majority of our intangible assets are denominated in Japanese Yen.

Restructuring Charges
     The following table summarizes the activities in our restructuring accrual during the three-month periods ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
(in thousands, except percentage)	2007	2006	Change
Restructuring charges	$545	$1,812	$(1,267)

Percentage of total net sales	0.4%	1.5%

     We incurred restructuring charges of $0.5 million during the three-month period ended June 30, 2007 related to severance as a result of a minor reduction in workforce.
     We incurred restructuring charges of $1.8 million during the three-month period ended June 30, 2006 related to excess facility charges in connection with our corporate office relocation.
     The outstanding accrual amount at June 30, 2007, as noted in the table below consists of future lease obligations on vacated facilities in excess of estimated future sublease proceeds which will be paid over the next three quarters. All remaining accrual balances are expected to be settled in cash.

	Severance and	Excess
	Benefits	Facilities	Total
Balance, March 31, 2007	$—	$788	$788
Additional accruals	545	—	545
Amounts paid in cash	(433)	(205)	(638)

Balance, June 30, 2007	$112	$583	$695

Interest Income, Interest Expense and Other Income, Net

	Three Months Ended
	June 30,
(in thousands)	2007	2006	Change
Interest income	$584	$737	$(153)

Interest expense	$2,487	$1,628	$859

Other income (expense), net	$(1,848)	$786	$(2,634)

     Interest income for the three-month period ended June 30, 2007 was lower with comparable periods in fiscal year 2007 due to a decrease in short-term investments.
     Interest expense was higher primarily due to a higher loan balances on our outstanding debt balances for the three-month period ended June 30, 2007, as compared to the same period of fiscal year 2007, related to the additional ownership of ASI.
     Other expense was primarily due to a foreign currency translation charge of $2.9 million for the three-month period ended June 30, 2007.
     On July 27, 2007, we entered into a new credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a new five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This new facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. The Company has elected to borrow all of this new credit facility in Yen LIBOR and will incur an initial interest rate before tax of approximately 3.30 percent. See “Other Debt Financing Arrangements” on page 34.
Income Taxes

	Three Months Ended
	June 30,
(in thousands, except percentage)	2007	2006	Change
Provision for income taxes	$474	$4,322	$(3,848)

Percentage of total net sales	0.4%	3.7%

     The provision for income taxes for the three-month period ended June 30, 2007 was $0.5 million, which included a tax benefit of $2.2 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ASI acquisition, offset by a $3.5 million tax provision recorded by ASI and a net tax benefit of $0.8 million recorded primarily by other international subsidiaries. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded at ASI and other foreign subsidiaries in excess of the U.S. statutory rate, and U.S. losses not providing current tax benefits.
     Income tax provision for the three-month period ended June 30, 2006 was $4.3 million which included a tax benefit of $1.1 million from the amortization of deferred tax liabilities recorded in connection with the ASI acquisition, offset by a $4.5 million tax provision recorded by ASI and a tax provision of $0.9 million recorded primarily by other international subsidiaries.
     Effective April 1, 2007 at the beginning of the first quarter of fiscal year 2008, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in income taxes (“FIN48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.
     As a result of the implementation of FIN 48, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with provisions of the statement. Additionally, the Company reclassified $1.3 million from current taxes payable to long-term taxes payable and reclassed $1.4 million from current taxes payable to current deferred taxes. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. As of April 1, 2007, the Company had accrued $0.8 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in the three-month periods ended June 30, 2007 and 2006.
     The Company’s total unrecognized tax benefits as of April 1, 2007 (the date of adoption) and June 30, 2007 was $6.8 million and $7.0 million, respectively, of which none is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2007 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2007 fiscal years remain subject to examination in Japan and Taiwan. Currently, we are under examination by the IRS for our year ended March 31, 2005.
Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations.
     The tables below, for the periods indicated, provides selected condensed consolidated cash flow information (in millions):

	Three Months Ended
	June 30,
	2007	2006
Net cash (used in) operating activities	$(8.4)	$(14.0)
Net cash provided by (used in) investing activities	$(1.9)	$5.8
Net cash provided by (used in) financing activities	$(0.3)	$11.1
Cash Flows from Operating Activities
     Net cash used in operating activities in the first quarter of fiscal 2008 was $8.4 million consisting of (in millions):

Net loss	$(0.4)
Depreciation and amortization	8.0
Stock-based compensation expense	1.6
Deferred taxes, net	(2.7)
Other non-cash charges	2.7
Increase in accounts receivable	(22.1)
Increase in inventories	(0.8)
Decrease in prepaid expenses and other assets	1.8
Increase in accounts payable, accrued liabilities and deferred margin	3.5

Net cash (used in) operating activities	$(8.4)

     During the three-month period ended June 30, 2007, the majority of the increases in accounts receivable, inventory and corresponding changes in accounts payable and accrued liabilities are the result of an increase in work in progress on non-percentage of completion contracts at ASI. These contracts require 100 percent completion before customer acceptance. Upon acceptance these projects will be relieved from inventory.
     Net cash of $14.0 million was used by operating activities for the three-month period ended June 30, 2006, primarily due to a net loss of $0.5 million and $20.9 million increase in working capital, which comprises a $12.1 million increase in accounts receivable, an increase of $9.5 million in inventories, a increase of $0.7 million in accounts payable, accrued and other liabilities and deferred margin, a decrease $1.4 million in prepaid and other assets and various non-cash charges of $7.4 million, including depreciation and amortization, stock compensation and minority interest.
     As sales volume has increased at ASI for the three-month and twelve-month periods ended June 30, 2007, our overall days sales outstanding (“DSO”) has increased to 107 days at June 30, 2007 from 93 days at March 31, 2007, and decreased from 120 days at June 30, 2006. The increase from March 31, 2007 to June 30, 2007 is due to the accounts receivable balance increasing by $17.5 million due to the timing of customer collections. The decrease from June 30, 2006 to June 30,2007 is due in large part to large collection of A/R at ASI. Unbilled receivables also decreased due to the increase in revenues recognized by ASI under the percentage-of-completion method. The Company periodically engages in factoring programs for receivables as a method of effectively collecting cash on these assets.
     Our inventory turns were 6.9 times on an annualized basis for the three-month period ended June 30, 2007, compared to 7.9 times for the same period of fiscal 2007, due to build up inventory for future AMHS projects at ASI and Spartan / Robotics inventory at Fab Automation.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments, and inventory levels.
Cash Flows from Investing Activities
     Net cash used in investing activities was $1.9 million for the three-month period ended June 30, 2007, due to $1.9 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
     Net cash provided by investing activities was $5.8 million for the three-month period ended June 30, 2006, due to $7.0 million in net sales of short-term investments, partially offset with $1.2 million in purchases of property and equipment, primarily fixed assets for research and development and computer hardware and software.
Cash Flows from Financing Activities
     Net cash used in financing activities was $0.0 million for the three-month period ended June 30, 2007, was due to principal reductions on long-term debt of $1.4 million, partially offset with $1.2 million in net proceeds from our line of credits and $0.2 million in proceeds from the issuance of common stock under our employee stock programs.
     Net cash provided by financing activities was $11.1 million for the three-month period ended June 30, 2006, due to $91.4 million in proceeds from the ASI line of credit, partially offset by $80.6 million in payments to the line of credit and $0.3 million in proceeds from the issuance of common stock under our employee stock programs.
     Credit Facility
     In June 2006, we entered into a $115 million senior secured credit facility with Bank of America, N.A. as lender and administrative agent to fund the purchase of ASI shares from Shinko on July 14, 2006, and issued a letter of credit in favor of Shinko for approximately $11 million relation to the equity option on Shinko’s remaining 4.9 percent ASI share ownership. As of June 30, 2007, we had approximately $54.5 million outstanding under that credit facility.
     On July 27, 2007, we entered into a new credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a new five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This new facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. The Company has elected initially to borrow all of this new credit facility in Yen LIBOR and will incur an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the new credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of July 27, 2007, the full $137.5 million was available for borrowing, and we have drawn down approximately $125 million under the facilities (with the remaining $12.5 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We expect to amortize approximately $3.6 million of bank fees, costs and related legal and other expenses as additional interest expense over the five-year term of the credit facility.
     The new credit facility contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the new credit facility restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2013. The credit facility is secured by liens on substantially all of our assets, including the assets of certain subsidiaries.
     Our failure to pay amounts when due, or our violation of covenants or the occurrence of other events of default set forth in the credit agreement, could result in a default permitting the termination of the credit agreement and/or the acceleration of any loan amounts then outstanding.
     We used a portion of the proceeds from this new facility to repay in full the approximately $55 million outstanding under the existing credit facility with Bank of America, which we terminated as of July 27, 2007. In conjunction with this repayment and termination of the credit facility with Bank of America we expect to accelerate the remaining amortization of previously incurred fees, costs and related expenses, and incur related non-cash charges of approximately $2.3 million in our fiscal second quarter ending September 30, 2007.
     Convertible Subordinated Notes
     On July 3, 2001, we completed the sale of $86.3 million of 5 3/4 percent convertible subordinated notes that resulted in aggregate proceeds of $82.9 million to us, net of issuance costs. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share, which is equal to a conversion rate of 65.8718 shares per $1,000 principal amount of notes. The notes mature on July 3, 2008, pay interest on January 3 and July 3 of each year and are redeemable at our option. Debt issuance costs of $3.2 million has been amortized over the 84 month term of the notes, and recorded as other income (expense), net. Debt amortization costs totaled $0.1 million during each of the three-month periods ended June 30, 2007 and 2006.
     On July 27, 2007, we provided notice to U.S. Trust Bank, as Trustee, to redeem these subordinated notes in full on or before August 31, 2007. In conjunction with the redemption, we also will pay the note holders interest accrued through the date of redemption and an additional redemption premium payment of approximately 0.82 percent of the outstanding principal amount of the notes. On July 30, 2007, we delivered $87.7 million to U.S. Trust Bank to be held in escrow to defease our redemption payment obligations described above. Of this amount, we used approximately $69.9 million of proceeds from the new credit facilities, and contributed approximately $17.8 million from our available cash.
     In conjunction with the redemption of our outstanding convertible subordinated notes we expect to accelerate the remaining amortization of previously incurred debt issuance fees, costs and related expenses (as well as the accrued interest and redemption premium discussed above), and incur related charges of approximately $1.2 million in our fiscal second quarter ending September 30, 2007.
     Other Debt Financing Arrangements
     As of June 30, 2007, we had lines of credit available in Japan for working capital purposes through our ASI and AJI subsidiaries. The total available borrowing capacity as of June 30, 2007 was 4.0 billion Japanese Yen or approximately $32.4 million at the exchange rate as of June 30, 2007. There were no borrowings under these lines as of June 30, 2007. The applicable interest rates for the above-referenced lines are either variable based on the Tokyo Interbank Offered Rate (TIBOR) (currently 0.62 percent), plus margins of 0.30 percent to 1 percent, or fixed at annual interest rates between 1.8 percent and 2.3 percent. We have not provided any guarantees or collateral for the above facilities, but ASI and AJI are generally required to maintain compliance with certain financial covenants. For example, ASI generally is required to maintain an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. Both ASI and AJI were in compliance with these covenants at June 30, 2007.
     As of June 30, 2007, AJI had term loans outstanding with one Japanese bank. These loans are repayable monthly until February 2008 and May 2008. The loans carry annual interest rates between 1.8 percent and 2.3 percent, respectively. Substantially all of these loans are guaranteed by the Company in the United States. As of June 30, 2007, AJI had outstanding borrowings of 52.0 million Japanese Yen, or approximately $0.4 million at exchange rates as of June 30, 2007.

Acquisition and Related Debt Financing Facility
     On July 14, 2006, Asyst and AJI purchased from Shinko shares of ASI representing an additional 44.1 percent of outstanding capital stock of ASI for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14 exchange rate). This purchase increased Asyst’s consolidated ownership of ASI to 95.1 percent. As of the that date, we borrowed an aggregate amount of approximately $81.5 million under the senior credit facility to fund the purchase of shares reported above and for general working capital purposes, and issued a letter of credit in favor of Shinko for approximately $10.9 million related to the equity option on Shinko’s remaining 4.9 percent ASI share ownership.
     At any time subject to the other provisions of the agreement, either we or Shinko may give notice to the other, calling for AJI to purchase the remaining 4.9 percent of outstanding capital stock of ASI for a fixed payment of JPY 1.3 billion (approximately US $10.5 million at the June 30, 2007 exchange rate).
     In June 2006, we entered into a $115 million senior secured credit facility with Bank of America, N.A. as lender and administrative agent to fund the purchase of ASI shares from Shinko Electric Co., Ltd. on July 14, 2006, and issued a letter of credit in favor of Shinko for approximately $11 million relation to the equity option on Shinko’s remaining 4.9 percent ASI share ownership. As of June 30, 2007, we had approximately $54.5 million outstanding under that credit facility. We have also capitalized approximately $3.5 million of financing costs and will amortize this balance over the life of the facility. We amortized approximately $0.3 million during the three months ended June 30, 2007. On July 14, 2006, we used $81.5 million of this credit facility, plus an additional $20.0 million of available cash, to finance the purchase of an additional 44.1 percent of the ASI shares. At June 30, 2007, the outstanding balance under this credit facility was $54 million, and the amount available to borrow under the facility was $48 million.
     On July 27, 2007, we entered into a new credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a new five-year $137.5 million multi-currency senior secured credit facility as described above.

     In accordance with EITF 00-4, on July 14, 2006, AJI has accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result has treated the transaction as an acquisition of the full remaining 49 percent interest of ASI. Accordingly, AJI has recorded a liability, equivalent to the net present value of both the JPY 1.3 billion fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of JPY 65 million and will accrete the discount recorded to interest expense over the next twelve months until the first potential exercise date. The liability has been classified within “accrued and other liabilities” on the condensed consolidated balance sheet.
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $387.0 million and have incurred losses during the last five fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash and cash equivalents aggregated $88.5 million at June 30, 2007. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.
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
     In addition, the material weakness and related matters we discuss in Item 4 of Part I of this report may also have an adverse impact on our ability to obtain future capital from equity or debt.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to foreign currency risks since March 31, 2007, the end of our preceding fiscal year. Our exposure to interest rate risk has been reduced to zero, as we do not have short term investments for the three-month period ended June 30, 2007.
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
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars, except in Japan, thereby reducing our foreign currency risk. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. If the Japanese Yen were to fluctuate from the level at June 30, 2007, our operating income may improve or deteriorate as noted in the table below (in thousands).

	Strengthening in		No change in	Weakening in
	Japanese Yen of		Japanese Yen	Japanese Yen of
	X percent		exchange rate	X percent
	10%	5%		5%	10%
Net loss for the three months ended June 30, 2007	$231	$(94)	$(386)	$(650)	$(891)
     Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
     The Company adopted a Foreign Exchange Policy that documented how we intend to comply with the accounting guidance under SFAS No. 133. Under the policy there are guidelines that permit the Company to have hedge accounting treatment under both Fair Value and Cash Flow hedges. The policy approval limits are up to $10 million with approval from our Chief Financial Officer and over $10 million with additional approval from our Chief Executive Officer.
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

     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2007. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2007, which remained outstanding as of June 30, 2007:
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
Management’s Remediation Initiatives
     The material weaknesses described above also existed at June 30, 2007. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.
     We have summarized below the remediation measures that we have implemented or plan to implement in response to the material weaknesses discussed above. In addition to the following summary of remediation measures, we also describe below the interim measures we undertook in an effort to mitigate the possible risks of these material weaknesses prior to or in connection with the preparation of the financial statements included in this Form 10-Q.
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
     2. The Company has also enlisted a new Chief Accounting Officer, and several key staff accounting positions.
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
Changes in Internal Control over Financial Reporting
     Other than the remedial measures discussed above, which are ongoing, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.
ITEM 1A. RISK FACTORS
We have a history of significant losses.
     We have a history of significant losses. Our accumulated deficit was $387.0 million at June 30, 2007. We may also experience significant losses in the future.
We face potential risks in connection with our outstanding indebtedness; if we are not able to restructure portions of this debt on a timely basis on desired terms in the future, our ability to discharge our obligations under this indebtedness, liquidity and business may be harmed.
     We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2007:
•	Under a senior secured credit agreement entered into in June 2006 with Bank of America, N.A., as lender and administrative agent and other lenders, we borrowed an aggregate amount of approximately $81.5 million to fund the purchase of ASI shares from Shinko on July 14, 2006, as described under “Item 1 — Business, Acquisition and Related Debt Financing Facility” and issued a letter of credit in favor of Shinko for approximately $11 million related to the equity option on Shinko’s remaining 4.9 percent ASI share ownership. This credit agreement provides a $115 million senior secured credit facility consisting of a $90 million revolving credit facility, including a $20 million sub-limit for letters of credit and $10 million sub-limit for swing-line loans, and a $25 million term loan facility. Under the credit agreement all amounts outstanding would be due July 13, 2009, provided that Asyst’s outstanding 5 3/4 percent convertible subordinated notes due July 3, 2008, are redeemed or repurchased, or the maturity of the notes extended, on terms reasonably satisfactory to the administrative agent on or before March 31, 2008; otherwise, amounts outstanding under the credit agreement would be due on March 31, 2008.

•	On July 27, 2007, we entered into a new credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a new five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This new facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We have elected initially to borrow all of this new credit facility in Yen LIBOR and will incur an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the new credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of July 27, 2007, the full $137.5 million was available for borrowing, and we have drawn down approximately $125 million under the facilities (with the remaining $12.5 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We used a portion of the proceeds from this new facility to repay in full the approximately $55 million outstanding under the existing credit facility with Bank of America, which we terminated as of July 27, 2007.

•	We have approximately $86 million outstanding under our 5 3/4 percent convertible subordinated notes privately issued in July 2001. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $15.18 per share. We are required to pay interest on these convertible notes on January 3 and July 3 of each year. These notes mature July 3, 2008 and are currently redeemable at our option.

On July 27, 2007, we provided notice to U.S. Trust Bank, as Trustee, to redeem these subordinated notes in full on or before August 31, 2007. In conjunction with the redemption, we also will pay the note holders interest accrued through the date of redemption and an additional redemption premium payment of approximately 0.82 percent of the outstanding principal amount of the notes. On July 30, 2007, we delivered $87.7 million to U.S. Trust Bank to be held in escrow to defease our redemption payment obligations described above. Of this amount, we used approximately $69.9 million of proceeds from the new credit facilities, and contributed approximately $17.8 million from our available cash.

As of July 31, 2007, we had a total available borrowing capacity of 5.2 billion Japanese Yen or approximately $43.9 million at the exchange rate as of July 31, 2007. The borrowing capacity was increased during July 2007 by adding an additional line of credit to the available borrowing capacity that was in place as of June 30, 2007. There were no borrowings under these lines as of July 31, 2007.

•	Under the new $137.5 million senior secured credit facility with Key Bank, we maintain a letter of credit in the amount of $750,000 in favor of the landlord under our current headquarters lease in Fremont, California.

•	We also maintain under the new credit facility with Key Bank a letter of credit in the amount of $11 million in favor of Shinko Electric, Co. Ltd. (Shinko) as part of the purchase agreement between ourselves and Shinko dated July 14, 2006. The letter of credit secures our obligation to purchase the remaining 4.9 percent of equity in ASI from Shinko.
     The new senior secured credit agreement with Key Bank contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the facility restricts our ability to pay such dividends (subject to certain exceptions, including the dividend payments from ASI to Shinko provided under the Share Purchase Agreement described in Item 1 in this report). Our failure to pay amounts when due, or a violation of these covenants or the occurrence of other events of default set forth in the credit agreement, could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding.
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
     Upon ninety (90) days written notice either we or Shinko can trigger our obligation to purchase the remaining 4.9 percent equity of ASI for a purchase price of 1.3 billion Japanese yen (or approximately $11.4 million at the March 31, 2007 exchange rate). Shinko can accelerate this obligation upon thirty (30) days written notice upon the following circumstances: (a) when AJI’s equity ownership in

ASI falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against the Company or AJI; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ASI falls below 4.9 percent; or (e) when the Company has failed to make any payment when due in respect of any loan secured by a pledge of the Company’s right, title and interest in and to the shares of ASI (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).
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
     We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Item 4A of Part I above. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed.

     Our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2007, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that is subject to our continuing remediation efforts.
     We are devoting now, and will likely need to continue to devote in the near future, significant resources in our efforts to achieve effective internal control. These efforts have been and may continue to be costly. We cannot assure that these efforts will be successful. Until we have fully remediated the material weaknesses referred in Item 4A, we may face additional risks of errors or delays in preparing our consolidated financial statements and associated risks of potential late filings of periodic reports, NASDAQ listing standard violations, risks of correcting previously filed financial statements, increased expenses, and possible private litigation or governmental proceedings arising from such matters.
Our global operations subject us to risks that may negatively affect our results of operations and financial condition.
     The majority of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, other Asia Pacific and Europe. International sales represented approximately 79 percent and 82 percent of our total net sales for the three month periods ended June 30, 2007 and 2006. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Additionally, we have sales offices and other facilities in many countries, and as a result, we are subject to risks associated with doing business globally, including:
•	security concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

•	trade restrictions; compliance with extensive foreign and U.S. export laws;

•	natural disasters;

•	inability to enforce payment obligations or legal protections accorded creditors to the same extent within the U.S.;

•	differing employment practices and labor issues;

•	local business and cultural factors that differ from our normal standards and practices;

•	regulatory requirements and prohibitions that differ between jurisdictions;

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings; and/or

•	the laws of certain foreign countries may not protect our intellectual property to the same extent as do the laws of the United States.
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
     If demand for our products fluctuates, our revenue and gross margin could be adversely affected. Important factors that could cause demand for our products to fluctuate include:
•	competitive pressures from companies that have competing products;

•	changes in customer product needs;

•	changes in business and economic conditions, including a downturn in the semiconductor industry;

•	strategic actions taken by our competitors; and/or

•	market acceptance of our products.
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
     The markets in which we sell our products comprise a relatively small number of OEMs, semiconductor manufacturers and Flat Panel manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycle for a new customer can last up to twelve months or more from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. With reference to sales to semiconductor fab customers, a significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. In the case of sales to OEMs, these orders, either large or small in size are typically received with very short lead times. If we are not able to meet these short customer delivery requirements, we could potentially lose the order. Our customers normally provide forecasts of their demand and in many cases, the Company will incur costs to be able to fulfill customers’ forecasted demand. However there can be no assurances that a customer’s forecast will be accurate or that it will lead to a subsequent order. Generally, our customers may cancel or reschedule shipments with limited or no penalty.
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
     The intellectual property laws in Asia do not protect our intellectual property rights to the same extent as do the laws of the United States. It may be necessary for us to participate in proceedings to determine the validity of our or our competitors’ intellectual property rights in Asia, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights in Asia, our future business, operating results and financial condition could be adversely affected.
Our results of operations could vary as a result of the methods, estimates, and judgments we use in applying our accounting policies.
     The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part I, Item 2 of this report). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R), requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.
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
     In the past five years, we have had significant turnover in the chief financial officer, controller and other key positions in our headquarters finance department, and in certain key finance positions at ASI in Japan. This turnover and inability to hire and retain personnel with appropriate levels of accounting knowledge, experience, and training contributed to control deficiencies that constituted material weaknesses in internal control over financial reporting as of March 31, 2007 and June 30, 2007. See Item I, Item 4 — Controls and Procedures. If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weaknesses in internal control over financial reporting, and direct and indirect consequences of these weaknesses, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.
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

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	4.2	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

10.51	Form of Stock Award Notice and Stock Award Agreement for employees (2001 Non-Officer Equity Plan).					X

10.52*	Form of Stock Award Notice and Stock Award Agreement for employees (2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).					X

10.53*	Form of Restricted Stock Award Agreement for non-employee directors (restricted stock units under the 2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).					X

10.54
Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Asyst Shinko, Inc., KeyBank National Association, Citibank N.A., Silicon Valley Bank, and KeyBanc Capital Markets dated as of July 27, 2007.
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

ASYST TECHNOLOGIES, INC.
Date: August 7, 2007	By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Chief Financial Officer

	By:	/s/ AARON L. TACHIBANA
Aaron L. Tachibana
Principal Accounting Officer

     Signing on behalf of the Registrant as a duly authorized officer and as the principal accounting and financial officer.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Common Stock Purchase Agreement between the Company and various purchasers, dated as of May 26, 1999.	8-K	4.2	000-22430	6/18/1999

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.4	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

10.51	Form of Stock Award Notice and Stock Award Agreement for employees (2001 Non-Officer Equity Plan).					X

10.52*	Form of Stock Award Notice and Stock Award Agreement for employees (2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).					X

10.53*	Form of Restricted Stock Award Agreement for non-employee directors (restricted stock units under the 2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).					X

10.54
Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Asyst Shinko, Inc., KeyBank National Association, Citibank N.A., Silicon Valley Bank, and KeyBanc Capital Markets dated as of July 27, 2007.
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