Form 10-Q
period 2007-09-30
ASYST TECHNOLOGIES INC
filed 2007-11-08
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of November 6, 2007 was 49,685,524.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30,	March 31,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,643	$99,701
Accounts receivable, net	161,487	125,889
Inventories	36,323	51,797
Deferred income taxes	14,561	12,764
Prepaid expenses and other current assets	6,779	15,124

Total current assets	283,793	305,275
Property and equipment, net	25,301	25,138
Goodwill	85,373	83,723
Intangible assets, net	31,339	41,994
Other assets	10,502	9,556

Total assets	$436,308	$465,686

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$28,435	$1,453
Current portion of long-term debt and capital leases	4,280	58,949
Accounts payable	74,893	76,365
Accounts payable-related parties	24,431	24,922
Accrued and other liabilities	71,324	83,211
Deferred margin	5,863	10,880

Total current liabilities	209,226	255,780

LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	100,569	86,412
Deferred tax liability	11,377	13,124
Other long-term liabilities	16,866	15,559

Total long-term liabilities	128,812	115,095

COMMITMENTS AND CONTINGENCIES (see Note 15)
MINORITY INTEREST	133	130

SHAREHOLDERS’ EQUITY:
Common stock, no par value:
Authorized shares — 300,000,000 outstanding shares — 49,659,091 and 49,306,925 shares at September 30, 2007 and March 31, 2007, respectively	486,430	481,624
Accumulated deficit	(386,680)	(385,216)
Accumulated other comprehensive loss	(1,613)	(1,727)

Total shareholders’ equity	98,137	94,681

Total liabilities, minority interest and shareholders’ equity	$436,308	$465,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$134,836	$122,649	$256,456	$239,630
Cost of sales	95,973	88,139	177,430	164,063

Gross profit	38,863	34,510	79,026	75,567

Operating expenses:
Research and development	9,075	9,402	17,374	17,989
Selling, general and administrative	23,485	20,434	45,153	41,838
Amortization of acquired intangible assets	5,121	5,225	10,928	8,549
Restructuring and other charges (credits)	436	(28)	981	1,784

Total operating expenses	38,117	35,033	74,436	70,160

Income (loss) from operations	746	(523)	4,590	5,407

Interest and other income (expense), net:
Interest income	477	539	1,061	1,276
Interest expense	(2,408)	(2,319)	(4,895)	(3,946)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	(3,135)	—	(3,135)	—
Other income, net	3,672	1,010	1,824	1,796

Interest and other income (expense), net	(1,394)	(770)	(5,145)	(874)

(Loss) income before income taxes and minority interest	(648)	(1,293)	(555)	4,533
Benefit from (provision for) income taxes	1,115	(1,770)	641	(6,092)
Minority interest	(8)	338	(13)	(1,749)

Net income (loss) prior to cumulative effect of change in accounting principle	459	(2,725)	73	(3,308)
Cumulative effect of change in accounting principle	—	—	—	103

Net income (loss)	$459	$(2,725)	$73	$(3,205)

Basic net income (loss) per share prior to cumulative effect of change in accounting principle	$0.01	$(0.06)	$0.00	$(0.07)
Cumulative effect of change in accounting principle	—	0.00	—	0.00

Basic net income (loss) per share	$0.01	$(0.06)	$0.00	$(0.07)

Diluted net income (loss) per share prior to cumulative effect of change in accounting principle	$0.01	$(0.06)	$0.00	$(0.07)
Cumulative effect of change in accounting principle	—	0.00	—	0.00

Diluted net income (loss) per share	$0.01	$(0.06)	$0.00	$(0.07)

Shares used in the per share calculation
— Basic	49,663	48,854	49,555	48,723

— Diluted	50,170	48,854	50,230	48,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$73	$(3,205)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,453	12,372
Amortization of deferred financing costs	715	524
Allowance for doubtful accounts	(312)	(5,546)
Foreign exchange transaction losses	1,650	—
Minority interest in net income in consolidated subsidiary	13	1,749
Loss (gain) on disposal of fixed assets	(5)	320
Write-off of fees related to early extinguishment of debt	2,431	—
Stock-based compensation expense	3,624	3,153
Non-cash restructuring charges	106	188
In process research and development	—	1,519
Cumulative effect of change in accounting principle	—	(103)
Amortization of lease incentive payments	(312)	(312)
Deferred taxes, net	(3,464)	(4,431)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32,437)	(15,327)
Inventories	16,177	(17,775)
Prepaid expenses and other assets	8,332	(2,732)
Accounts payable, accrued and other liabilities and deferred margin	(21,771)	32,044

Net cash (used in) provided by operating activities	(10,727)	2,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales or maturity of investments	—	15,300
Purchase of additional investment in subsidiary	—	(105,188)
Purchases of property and equipment, net	(3,274)	(5,160)

Net cash used in investing activities	(3,274)	(95,048)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	37,528	142,145
Payments on lines of credit	(11,735)	(120,043)
Dividends paid to minority shareholders of ATJ	—	(6,317)
Proceeds from long-term debt, net of financing fees	123,987	82,340
Principal payments on long-term debt and capital leases	(172,794)	(14,812)
Proceeds from issuance of common stock	1,182	2,085

Net cash (used in) provided by financing activities	(21,832)	85,398

Effect of exchange rate changes on cash and cash equivalents	775	56

DECREASE IN CASH AND CASH EQUIVALENTS	(35,058)	(7,156)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,701	94,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,643	$87,466

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
     In October 2002, we purchased a 51.0 percent interest in Asyst Shinko, Inc., in conjunction with a joint venture we formed with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1 percent of the outstanding capital stock of Asyst Shinko, Inc., and as a result, now own 95.1 percent of Asyst Shinko, Inc. At any time, the Company has an option to purchase, or could be required to purchase, the remaining 4.9 percent of Asyst Shinko, Inc.
     In September 2007, we changed the name of Asyst Shinko, Inc. to Asyst Technologies Japan, Inc., or ATJ. All references to ATJ in the accompanying unaudited condensed consolidated financial statements are to our majority-owned subsidiary Asyst Technologies Japan, Inc., (formerly Asyst Shinko, Inc., or “ASI”).
     The unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
     In the current year presentation, we corrected certain errors in our prior year segment information. These errors related to the allocation of the costs for write-up of inventories, in process research and development and amortization of intangibles from our July 14, 2006 purchase of an additional 44.1 percent interest in the outstanding capital stock of ATJ. The incremental effect of this purchase on our results of operations subsequent to July 14, 2006 was originally recorded in our Fab Automation Products operating segment. We subsequently determined that this incremental effect should have been recorded in our Automated Material Handling System (“AMHS”) operating segment. We have therefore corrected our prior year segment information to properly record this incremental effect. In addition, we also determined that our prior year amortization and depreciation amounts included in our segment disclosures were not correct. These corrections, none of which affected our consolidated financial results included in our primary financial statements, are more fully described in the “Explanatory Note” to Note 12, “Reportable Segments.”
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.
3. ACCOUNTING CHANGES
     We adopted Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) on April 1, 2007. EITF 06-2 requires companies to accrue the cost of such compensated absences over the service period. We adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $1.1 million and a corresponding reduction to retained earnings of $1.1 million in the first quarter of fiscal year 2008.
     We also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with provisions of the statement. See Note 10, “Income Taxes,” for further discussion.
4. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $386.7 million, and have incurred net losses during each of the last six fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt and equity securities. Cash and cash equivalents aggregated a total of $64.6 million at September 30, 2007. We expect that the ATJ subsidiary will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.
     We have a significant amount of outstanding indebtedness:
On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We initially elected to borrow against this credit facility in Yen LIBOR and incurred an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of September 30, 2007 we have borrowings outstanding of approximately $105 million under the credit facility (with $12.5 million in available borrowing used to support two standby letters of credit issued under the credit facilities). See Note 13, “Debt,” for additional detail describing this credit agreement.
We used a portion of the proceeds from this new credit facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated as of July 27, 2007.
We also used approximately $69.9 million in proceeds from this facility, along with approximately $17.8 million from our available cash to redeem $86 million in 5 3/4 percent subordinated convertible notes maturing on July 3, 2008. The total payment included the outstanding principal amount, an early payment redemption premium of approximately 0.82 percent, and accrued interest. The date of the redemption was August 27, 2007.
     Due to the cyclical and uncertain nature of cash flows and collections from our customers, we (or our subsidiaries) may from time to time incur borrowings which could cause us to exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, we would be required to pay down the outstanding borrowings from cash to maintain compliance with its financial covenants, unless we received a waiver.
     The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable and inventories. Alternatively, continuation or further softening of demand for our products may cause us to fund additional losses in the future. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financings may not be available to us on a timely basis, if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses and harm our business.
5. SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, our price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large-volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment and delivery. Our primary shipping terms are FOB shipping point. Therefore, revenue for these types of products is recognized when title transfers. Certain of our product sales are accounted as multiple-element arrangements. We allocate consideration to multiple-element transactions based on relative objective evidence of fair values, which we determine based on prices charged for such items when sold on a stand-alone basis. If we have met defined customer acceptance experience levels with both the customer and the specific type of equipment, we recognize the product revenue at the time of shipment and transfer of title, and recognize the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. We recognize revenue for spare parts sales at the time of shipment and the transfer of title. We defer all revenues and all costs for items that do not meet our revenue recognition policy, and these amounts are reflected within the balance sheet item Deferred margin. We recognize revenue related to maintenance and service contracts ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in accrued and other liabilities.
     We recognize revenue for long-term construction-type contracts in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We use the percentage-of-completion method to calculate revenue and related costs for our semiconductor and flat panel display AMHS projects due to the contracts being long-term in nature, and when estimates of the cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue and unbilled receivables each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. The unbilled receivables amount is reclassified to trade receivables once the invoice is issued.
     We account for software revenue in accordance with the AICPA SOP 97-2, Software Revenue Recognition. Revenue for integration software work is recognized on a percentage-of-completion basis. Software license revenue, which is not material to the consolidated financial statements, is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is probable.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss), as reported	$459	$(2,725)	$73	$(3,205)
Foreign currency translation adjustments	974	(2,015)	129	(1,305)
Change in unrealized losses on investments	(23)	—	(15)	(11)

Comprehensive income (loss)	$1,410	$(4,740)	$187	$(4,521)

Net Income (loss) Per Share
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted earnings per share result from the assumed exercise of stock options and restricted stock awards, using the treasury stock method. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net income (loss) per share are the same as those used for the computation of basic net income (loss) per share as the inclusion of dilutive securities would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$459	$(2,725)	$73	$(3,205)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	49,663	48,854	49,555	48,723

Denominator for basic calculation	49,663	48,854	49,555	48,723

Effect of dilutive employee stock options and restricted stock units	507	—	675	—

Denominator for diluted calculation	50,170	48,854	50,230	48,723

Net income (loss) per share — basic	$0.01	$(0.06)	$0.00	$(0.07)

Net income (loss) per share — diluted	$0.01	$(0.06)	$0.00	$(0.07)

     The following table summarizes securities outstanding which were not included in the calculation of diluted net income (loss) per share as to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restricted stock awards and stock units	1,706	228	1,167	228
Stock options	3,230	3,810	3,200	3,810
Convertible notes	—	5,682	—	5,682

Total	4,936	9,720	4,367	9,720

6. BALANCE SHEET COMPONENTS
Cash Equivalents
     We consider all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. As of September 30, 2007 and March 31, 2007, the carrying value of the cash equivalents approximates their current fair market value.
Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts were as follows (in thousands):

	September 30,	March 31,
	2007	2007
Trade receivables	$74,145	$58,781
Trade receivables-related party	7	6
Unbilled receivables	83,767	62,201
Other receivables	7,490	9,057
Less: Allowance for doubtful accounts	(3,922)	(4,156)

Total	$161,487	$125,889

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. The additional reserve is provided for the remaining accounts receivable after specific allowances at a range of percentages from 1.25 percent to 50 percent based on the aging and characteristics of the receivables. If circumstances change (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends), we may adjust our estimates of the recoverability of amounts due to us. We do not record interest on outstanding and overdue accounts receivable. All of our unbilled receivables are assets of ATJ. Payments related to these unbilled receivables are expected to be received within one year from September 30, 2007 and as such the balances are classified within current assets on our condensed consolidated balance sheet.
     Our subsidiaries in Japan, AJI and ATJ, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three-month periods ended September 30, 2007 and 2006, we sold approximately $24.3 million and $6.2 million, respectively, of accounts receivable without recourse. For the six-month periods ended September 30, 2007 and 2006, we sold approximately $52.1 million and $45.8 million, respectively, of accounts receivable without recourse. At September 30, 2007, we had approximately $2.5 million of such borrowings classified as “short-term loans and notes payable” in the condensed consolidated balance sheets, secured by accounts receivable balances, which did not meet the true sale criteria.
     Other receivables include notes receivable from customers in Japan and Korea in settlement of trade accounts receivable balances.
     We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, customary local industry practices may differ and prevail in certain countries.
Inventories
     Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Raw materials	$13,112	$15,462
Work-in-process	22,087	36,035
Finished goods	1,124	300

Total	$36,323	$51,797

     At September 30, 2007 and March 31, 2007, we had a reserve of $11.2 million and $11.4 million, respectively, for estimated excess and obsolete inventory.
     We outsource all of our Fab Automation Product manufacturing to Solectron Corporation (“Solectron”). As part of the arrangement, Solectron purchases inventory for us and we may be obligated to purchase inventory purchased by Solectron for our benefit if the inventory is not used over certain specified period of time per the terms of our agreement. We did not record any revenue for the sale of this inventory to Solectron and we have fully reserved for any inventory buyback in excess of our demand forecast. At September 30, 2007 and March 31, 2007, total inventory held by Solectron was $11.0 million and $14.2 million, respectively, of which $3.1 million and $3.2 million, respectively, were Asyst-owned and included in the inventories totals above. During the three month period ended September 30, 2007 and 2006, we repurchased $0.8 million and $0.9 million of this inventory, respectively, that was not used by Solectron in manufacturing our products. During the six-month periods ended September 30, 2007 and 2006, we repurchased $2.2 million and $2.6 million, respectively, of this inventory that was not used by Solectron in manufacturing our products.
Goodwill and Intangible Assets
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the six-month period ended September 30, 2007 were as follows (in thousands):

	Fab Automation	AMHS	Total
Balances at March 31, 2007	$3,397	$80,326	$83,723
Foreign currency translation	—	1,650	1,650

Balances at September 30, 2007	$3,397	$81,976	$85,373

     Intangible assets
     Intangible assets, net were as follows (in thousands):

	September 30, 2007			March 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$82,600	$64,591	$18,009	$81,174	$56,818	$24,356
Customer base and other intangible assets	53,898	41,859	12,039	53,060	36,878	16,182
Licenses and patents	5,299	4,008	1,291	5,299	3,843	1,456

Total	$141,797	$110,458	$31,339	$139,533	$97,539	$41,994

     The change in the gross carrying amount of the intangible assets of $2.3 million related to foreign currency translation for the six-month period ended September 30, 2007.
     All of our identified intangible assets are subject to amortization. Amortization of intangible assets was $5.2 million and $5.7 million for the three-month periods ended September 30, 2007 and 2006, respectively. Amortization of intangible assets was $11.1 million and $9.2 million for the six-month periods ended September 30, 2007 and 2006, respectively. We include amortization expense in cost of sales and operating expenses on the condensed consolidated statements of operations.
     Expected future intangible amortization expense, based on current balances, for the remainder of fiscal year 2008 and subsequent fiscal years, is as follows (in thousands):

Fiscal Year ending March 31,
Remaining portion of 2008	$5,999
2009	11,508
2010	7,108
2011	5,031
2012 and thereafter	1,693

Total	$31,339

Accrued and other liabilities
     Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2007	March 31, 2007
Income taxes payable	$9,795	$8,188
Warranty	10,972	11,982
Employee compensation	15,413	18,429
Customer deposits	6,543	14,086
Payable to Shinko for 4.9% share in ATJ	11,270	11,439
Other accrued expenses	17,331	19,087

Total	$71,324	$83,211

Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning balance	$11,469	$7,383	$11,982	$7,967
Accruals	2,856	4,685	5,566	9,026
Settlements	(3,925)	(4,396)	(5,298)	(9,394)
Foreign currency translation	572	89	(1,278)	162

Ending balance	$10,972	$7,761	$10,972	$7,761

7. ACQUISITION
     On July 14, 2006, the Company purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ATJ for a cash purchase price of JPY 11.7 billion (approximately US$102 million at the July 14, 2006 exchange rate). This purchase increased our consolidated ownership of ATJ to 95.1 percent. We consummated the acquisition to further integrate its Fab Automation and Automated Material Handling Systems (“AMHS”) businesses, allowing us to provide our customers a full range of product offerings.
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

     At any time, subject to the other provisions of the share purchase agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of JPY 1.3 billion (approximately US$11.3 million at the September 30, 2007 exchange rate).
     In accordance with EITF 00-4, AJI has accounted for the purchase option on a combined basis with the minority interest as a financing of the purchase of the remaining 4.9 percent minority interest, and as a result has accounted for the transaction as an acquisition of Shinko’s entire 49 percent interest of ATJ on July 14, 2006. Accordingly, AJI has recorded a liability, equivalent to the net present value of the JPY 1.3 billion fixed payment for the 4.9 percent remaining interest and the fixed annual dividend payment of JPY 65 million and accreted the resulting discount to interest expense over the twelve month period ending on the first potential exercise date. The liability, with the amount of $11.3 million at September 30, 2007, has been classified within “accrued and other liabilities” on the condensed consolidated balance sheet.
     Under business combination accounting, the total purchase price was allocated to the 49 percent share of ATJ’s net tangible and identifiable intangible assets acquired, based on their estimated fair values as of July 14, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. A summary of the transaction is as follows (in thousands):

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

Intangible Assets
     In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of ATJ. A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. The fair value of intangible assets was determined based on a valuation using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on discount rates of 20 percent and 24 percent. We amortize developed technology and trademarks over a period of five years, the customer base over a period of three years, and the backlog over one year, using the straight-line method, with a weighted-average life of 4.4 years.
     The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meet the separate recognition criteria of SFAS No. 141, “Business Combinations.” Goodwill of approximately $53.6 million arising from the acquisition was recorded in our AMHS segment and is not deductible for tax purposes.
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
     A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an independent analysis of data by a third-party appraiser concerning the developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 20 percent and 24 percent were applied to developed product technology and IPR&D, respectively.
     Minority interest was approximately $66 million at March 31, 2006, representing the 49.0 percent minority interest in the fair value of the net assets of ATJ at the time of acquisition and proportionate share of net income (loss) and cumulative translation adjustment for the periods subsequent to the acquisition.
     As a result of the acquisition on July 14, 2006, there was no remaining minority interest balance relating to ATJ. As of September 30, 2007, there was approximately $11.3 million recorded as a liability for the Company’s ability to purchase the remaining 4.9 percent of the outstanding capital stock of ATJ.
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

     The following unaudited pro forma financial information presents the combined results of operations of Asyst Technologies, Inc. and ATJ as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Asyst Technologies, Inc. that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Asyst Technologies, Inc. Unaudited pro forma results were as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006

Net sales	$122,649	$239,630

Pro forma net loss prior to cumulative effect of change in accounting principle	$(427)	$(5,090)
Cumulative effect of change in accounting principle	—	103

Pro forma net loss	$(427)	$(4,987)

Pro forma basic and diluted net loss per share prior to cumulative effect of change in accounting principle	$(0.01)	$(0.10)
Cumulative effect of change in accounting principle	(0.00)	(0.00)

Pro forma basic and diluted net loss per share	$(0.01)	$(0.10)

Shares used in the per share calculation — Basic and Diluted	48,854	48,723

8. STOCK-BASED COMPENSATION
     The following table summarizes the components of share-based compensation. We did not realize any tax benefit because of the full valuation allowance in the U.S. (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation expense by category:
Cost of sales	$182	$107	$335	$233
Research and development	228	292	413	495
Selling, general and administrative	1,595	1,324	2,876	2,425

Total stock-based compensation expense	$2,005	$1,723	$3,624	$3,153

     Valuation Assumptions
     In connection with the adoption of SFAS No. 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the blended volatility of our stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than a historical and implied volatility. Prior to the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility in deriving its expected volatility assumption. We estimate the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model, which represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.
     Stock Options Plans
     We have two stock option plans: the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are granted for either six year or ten year periods and become exercisable ratably, typically over a vesting period of either three or four years or as determined by the Board of Directors.
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
     Under the 2003 Plan, as most recently amended by our shareholders in September 2007, 5,900,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options, incentive stock options and the issuance of restricted stock to employees and certain non-employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date.
     We have 172,811 shares available for grant as of September 30, 2007 under the 2001 Plan, and 1,697,379 shares available for grant under the 2003 Plan.
     Employee Stock Purchase Plan
     Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 3,000,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee’s compensation, at a price not less than 85 percent of the fair market value of the stock on specified purchase dates. We issued 129,785 shares and 107,656 shares during the six-month periods ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the number of shares purchased by employees under the Plan totaled 2,680,722.
     The fair value of stock option awards and employee stock purchases was calculated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Employee Stock option plans:
Risk-free interest rate	—	4.7%	—	4.7%
Expected term of options (in years)	—	3.3	—	3.3
Expected volatility	—	67.0%	—	67.0%
Expected dividend yield	—	0%	—	0%
Weighted average grant date fair value	—	$6.97	—	$8.45
Employee Stock purchase plan:
Risk-free interest rate	5.05%	4.92%	5.07%	4.92%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	39.9%	51.7%	43.5%	68.3%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$1.79	$2.41	$1.83	$2.44
There were no options granted during the three-month and six-month periods ended September 30, 2007.
     Stock Option Plans
     A summary of stock option activity in our stock option plans as of September 30, 2007, and changes during the six-month period then ended is presented below:

			Weighted-Average
	Total Number	Weighted-Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
Options outstanding as of March 31, 2007	5,679,084	$9.66
Granted	—
Exercised	(166,917)	4.36
Cancelled	(269,536)	11.47

Options outstanding as of September 30, 2007	5,242,631	9.74	4.33	1,701,161

Exercisable as of September 30, 2007	4,566,051	$10.28	4.33	$1,350,375

     The total intrinsic value of options exercised during the three-month periods ended September 30, 2007 and 2006 was $0.2 million and $0.3 million, respectively. The total intrinsic value of options exercised during the six-month periods ended September 30, 2007 and 2006 was $0.4 million and $0.75 million, respectively. As of September 30, 2007, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.12 years.
     For the six-month periods ended September 30, 2007 and 2006, cash received from option exercises under all share-based payment arrangements, including the Plan, was $1.2 million and $2.1 million, respectively. There was no tax benefit realized from stock option exercises. The related cash receipts are included in financing activities in the accompanying condensed consolidated statement of cash flows.
     Restricted Stock Awards and Restricted Stock Units
     Information with respect to non-vested restricted stock units and awards as of September 30, 2007 and activity during the six-month period then-ended is as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at March 31, 2007	1,124,500	$5.90
Granted	1,826,883	7.11
Vested	(180,767)	6.79
Forfeited	(138,627)	6.05

Outstanding at September 30, 2007	2,631,989	$6.67

     As of September 30, 2007, there was $10.7 million of unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize the unrecognized compensation over a weighted average period of 1.46 years.
Stock Option Awards and Restricted Stock Units (“RSUs”) with Market and Performance Conditions
     We have granted stock options and awards with market and performance conditions to our executive officers. These stock option awards and RSUs vest upon the achievement of certain targets and are payable in shares of our common stock upon vesting, typically with a three-year market target or performance achievement period.
     The market condition stock options and awards measure our relative market performance against that of other companies. The fair value of stock option awards and RSUs containing a market condition is based on the market price or market capitalization of our stock on the grant date modified to reflect the impact of the market condition including the estimated payout level based on that condition. Compensation cost is not adjusted for subsequent changes in the expected outcome of the market-vesting condition.
     The performance stock options and awards measure our relative performance against pre-established targets. The fair value of stock option awards and RSUs containing a performance condition is based on the market price of our stock on the grant date. Compensation cost is adjusted for subsequent changes in the expected outcome of the performance-vesting condition until the vesting date. We believe as of September 30, 2007 that the achievement of these performance criteria is not probable and therefore no expense has been recorded for these awards.
     We estimate the valuation of share-based awards using lattice-binomial option-pricing model using Monte Carlo Technique. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected volatility of our stock price, the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     A summary of activity for the awards and options with market conditions as of September 30, 2007 and activity during the six-month period then ended is presented below:

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value
Outstanding at March 31, 2007	317,679	$2.46
Awards granted	—	—
Awards cancelled	(56,013)	2.45

Balance at September 30, 2007	261,666	$2.46

     As of September 30, 2007, there was $0.2 million of total unrecognized compensation cost related to non-vested awards with market conditions.
     A summary of activity for the awards and options with performance conditions as of September 30, 2007 and activity during the six-month period then-ended is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at March 31, 2007	—	—
Awards granted	484,358	$7.18
Awards cancelled	—	—

Balance at September 30, 2007	484,358	$7.18

     As of September 30, 2007 there was $3.5 million of total unrecognized compensation cost related to non-vested awards with performance conditions.

9. PENSION BENEFIT PLANS
     The following tables summarize the components of net periodic benefit costs for our pension plans (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$284	$262	$567	$527
Interest cost	98	88	195	177
Expected return on plan assets	(102)	(101)	(203)	(203)
Amortization of prior service cost	(1)	(1)	(3)	(2)
Amortization of actuarial losses	5	5	10	10

Net periodic benefit cost	$284	$253	$566	$509

     Employer Contributions
     We previously disclosed in the consolidated financial statements for the fiscal year ended March 31, 2007, that we expected to contribute $1.8 million to the pension plans in fiscal year 2008. As of September 30, 2007, $0.8 million of contributions have been made. We currently anticipate contributing an additional $1.0 million to the pension plans for a total of $1.8 million in fiscal year 2008.
10. INCOME TAXES

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Benefit from (Provision for) income taxes	$1,115	$(1,770)	$641	$(6,092)

     The benefit from income taxes for the three-month period ended September 30, 2007 was $1.1 million, which included a tax benefit of $2.0 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $0.4 million tax provision recorded by ATJ and a net tax provision of $0.5 million recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and U.S. losses not providing current tax benefits.
     Income tax provision for the three-month period ended September 30, 2006 was approximately $1.8 million which included a tax benefit of $3.1 million from the change in deferred tax liabilities recorded in connection with the ATJ acquisition, offset by a $4.8 million tax provision recorded by ATJ and a tax provision of $0.3 million recorded by other international subsidiaries.
     The benefit from income taxes for the six-month period ended September 30, 2007 was $0.6 million which included a tax benefit of $4.3 million from the amortization of deferred tax liabilities recorded in connection with the ATJ acquisition, offset by a $3.9 million tax provision recorded by ATJ and a tax benefit of $0.2 million recorded primarily by other international subsidiaries.
     Income tax provision for the six-month period ended September 30, 2006 was $6.1 million which included a tax benefit of $4.3 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $9.3 million tax provision recorded by ATJ and a tax provision of $1.1 million recorded primarily by other international subsidiaries.
     Effective April 1, 2007, at the beginning of the first quarter of our fiscal year 2008, we adopted the provisions of FIN48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.
     As a result of the implementation of FIN 48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with provisions of the statement. Additionally, we reclassified $1.3 million from current taxes payable to long-term taxes payable and reclassified $1.4 million from current taxes payable to current deferred taxes. Upon adoption of FIN 48, our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of April 1, 2007, we had accrued $0.8 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in the three-month and six-month periods ended September 30, 2007 and 2006.
     Our total unrecognized tax benefits as of April 1, 2007 (the date of adoption) and September 30, 2007 was $6.8 million and $7.1 million, respectively, of which none is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2007 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2007 fiscal years remain subject to examination in Japan and Taiwan. Currently, we are under examination by the IRS for our fiscal year ended March 31, 2005.
11. RESTRUCTURING CHARGES
     Restructuring accruals, comprising charges for severance and benefits and excess facilities and related utilization for the six-month period ended September 30, 2007, were as follows (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance, March 31, 2007	$—	$788	$788
Additional accruals	545	—	545
Amounts paid in cash	(433)	(205)	(638)

Balance, June 30, 2007	112	583	695
Reclassification from other long-term liability	—	41	41
Additional accruals	43	393	436
Non-cash related utilization	—	(106)	(106)
Amounts paid in cash	(147)	(285)	(432)

Balance, September 30, 2007	$8	$626	$634

     We incurred restructuring charges of $0.5 million for the three-month period ended June 30, 2007 consisting of charges for severance costs from a minor reduction in workforce. We incurred restructuring charges of $0.4 million for the three-month period ended September 30, 2007 consisting of charges for future lease commitments for excess facilities and severance costs from a minor reduction in workforce.
     The outstanding accrual amount at September 30, 2007 consists of future lease obligations on vacated facilities which will be paid in the remainder of fiscal year 2008.
     Restructuring accruals, comprising charges for excess facilities and related utilization for the six-month period ended September 30, 2006, were as follows (in thousands):

Excess Facilities
Balance, March 31, 2006	$105
Additional accruals	1,812
Non-cash related utilization	(188)
Amounts paid in cash	(533)

Balance, June 30, 2006	1,196
Reduction in accruals	(26)
Amounts paid in cash	(186)

Balance, September 30, 2006	$984

     We incurred restructuring charges of $1.8 million for the six-month period ended September 30, 2006 consisting of charges for future lease commitments for excess facilities, net of expected sublease income, of $1.4 million, moving costs of $0.2 million and impairment of leasehold improvements in the vacated property of $0.2 million.
     The outstanding accrual balance of $1.0 million at September 30, 2006 consisted of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.2 million, which will be paid over the next six quarters. We expect all remaining accrual balances to be settled in cash.

12. REPORTABLE SEGMENTS
     The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.
     We report the financial results of the following operating segments:
•	AMHS. Products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

•	Fab Automation. Products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters and connectivity software.
     We have sales and marketing, manufacturing, finance, and administration groups. We generally allocate the expenses of these groups to the operating segments and are included in the operating results reported below.
     With the exception of goodwill, we do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. Operating segments do not record inter-segment revenue, and, accordingly, there is none to be reported. We do not allocate interest and other income, interest expense, or taxes to operating segments. Although the CODM uses operating income to evaluate the segments, operating costs included in one segment may benefit other segments. Except as discussed above, we use the accounting policies for segment reporting for our consolidated reporting as a whole.
Explanatory Note
     In the current year presentation, we corrected certain errors in our prior year segment information. These errors related to the allocation of the costs for write-up of inventories, in process research and development and amortization of intangibles from our July 14, 2006 purchase of an additional 44.1 percent interest in the outstanding capital stock of ATJ. The incremental effect of this purchase on our results of operations subsequent to July 14, 2006 was originally recorded in our Fab Automation operating segment. We subsequently determined that this incremental effect should have been recorded in our AMHS operating segment. We have therefore corrected our prior year segment information to properly record this incremental effect. In addition, we also determined that our prior year amortization and depreciation amounts were not correct. These corrections had no affect on our consolidated financial results included in our primary financial statements. In this Form 10-Q, we have also presented adjusted prior period results for the three and nine months ended December 31, 2006, the only other periods impacted by this error.
     Operating segment information for the three-month and six-month periods ended September 30, 2007 and 2006, respectively, was as follows (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	2006	2007	2006	2006
		(as reported)	(as restated)		(as reported)	(as restated)
AMHS:
Net sales	$86,227	$72,444	$72,470	$162,536	$138,701	$138,748
Cost of Sales	69,081	56,527	59,885	124,863	103,083	106,441

Gross Profit	$17,146	$15,917	$12,585	$37,673	$35,618	$32,307

Income (loss) from operations	$(2,742)	$8,459	$1,283	$150	$16,602	$9,449

Fixed assets additions	$1,299	$2,820	$2,820	$2,094	$3,669	$3,668

Amortization and Depreciation	$5,765	$3,234	$5,716	$12,100	$6,404	$9,123

Fab Automation Products:
Net sales	$48,609	$50,205	$50,179	$93,920	$100,929	$100,882
Cost of Sales	26,892	31,612	28,254	52,567	60,980	57,622

Gross Profit	$21,717	$18,593	$21,925	$41,353	$39,949	$43,260

Income (loss) from operations	$3,488	$(8,982)	$(1,806)	$4,440	$(11,195)	$(4,042)

Fixed assets additions	$728	$415	$415	$1,211	$1,885	$1,904

Amortization and Depreciation	$1,435	$3,512	$1,698	$3,068	$5,349	$3,773

Consolidated:
Net sales	$134,836	$122,649	$122,649	$256,456	$239,630	$239,630
Cost of Sales	95,973	88,139	88,139	177,430	164,063	164,063

Gross Profit	$38,863	$34,510	$34,510	$79,026	$75,567	$75,567

Income (loss) from operations	$746	$(523)	$(523)	$4,590	$5,407	$5,407

Fixed assets additions	$2,027	$3,235	$3,235	$3,305	$5,554	$5,572

Amortization and Depreciation	$7,200	$6,746	$7,414	$15,168	$11,753	$12,896

     Operating segment information for the three-month and nine-month periods ended December 31, 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006		December 31, 2006
	(as reported)	(as restated)	(as reported)	(as restated)
AMHS:
Net sales	$77,847	$77,847	$216,548	$216,595
Cost of Sales	58,620	58,620	161,703	165,061

Gross Profit	$19,227	$19,227	$54,845	$51,534

Income (loss) from operations	$4,410	$4,413	$21,012	$13,860

Fixed assets additions	$773	$773	$4,442	$4,441

Amortization and Depreciation	$2,813	$6,400	$9,216	$15,523

Fab Automation Products:
Net sales	$48,288	$48,288	$149,217	$149,170
Cost of Sales	29,399	29,399	90,379	87,021

Gross Profit	$18,889	$18,889	$58,838	$62,149

Income (loss) from operations	$(1,727)	$(1,730)	$(12,922)	$(5,770)

Fixed assets additions	$142	$142	$2,027	$2,046

Amortization and Depreciation	$4,589	$1,715	$9,939	$5,488

Consolidated:
Net sales	$126,135	$126,135	$365,765	$365,765
Cost of Sales	88,019	88,019	252,082	252,082

Gross Profit	$38,116	$38,116	$113,683	$113,683

Income (loss) from operations	$2,683	$2,683	$8,090	$8,090

Fixed assets additions	$915	$915	$6,469	$6,487

Amortization and Depreciation	$7,402	$8,115	$19,155	$21,011

     Total operating income is equal to consolidated income from operations for the periods presented. We do not allocate interest and other income (expense), net to individual segments.
     In addition, restated amortization and depreciation expense for the year ended March 31, 2007 was $22,379 for the AMHS segment and $7,238 for the Fab Automation segment.
     Significant customer sales as a percentage of net sales for the three and six-month periods ended September 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer A	23.2%	20.5%	21.1%	18.7%
Customer B	—	10.9%	10.8%	—
Customer C	12.2%	15.6%	—	13.4%
     No other customer accounted for more than 10.0 percent of our net sales for the three-month and six-month periods ended September 30, 2007 and 2006.
13. DEBT
     Debt and capital leases consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Convertible subordinated notes	$—	$86,250
Short-term loans	25,963	—
Long-term loans	104,600	58,782
Capital leases	248	329

Total debt and capital leases	130,811	145,361
Less: Current portion of long-term debt and capital leases	(30,242)	(58,949)

Long-term debt and capital leases net of current portion	$100,569	$86,412

     At September 30, 2007, maturities of all long-term debt and capital leases were as follows (in thousands):

Fiscal Year Ending March 31,	Amount
Remaining portion of 2008	$2,201
2009	32,287
2010	12,605
2011	18,970
2012 and thereafter	64,748

Total	$130,811

Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We initially elected to borrow against $137.5 million of this credit facility in Yen at the Yen LIBOR rate and incurred an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of September 30, 2007, we have borrowings outstanding of approximately $105 million under the credit facility (with $12.5 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We expect to amortize approximately $3.2 million of bank fees, costs and related legal and other expenses as additional interest expense over the five-year term of the credit facility.
     The credit facility contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the new credit facility restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2013. In addition, the administrative agent currently requires us periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed $85 million on a dollar-equivalent basis. The credit facility is secured by liens on substantially all of our assets, including the assets of certain subsidiaries.
     Our failure to pay amounts when due, or our violation of covenants or the occurrence of other events of default set forth in the credit agreement, could result in a default permitting the termination of the credit agreement and/or the acceleration of any loan amounts then outstanding.
     We used a portion of the proceeds from this new credit facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated as of July 27, 2007. In conjunction with this extinguishment and termination of the credit facility with Bank of America we wrote-off the remaining fees that were previously capitalized for approximately $2.0 million.
Convertible Subordinated Notes
     On August 27, 2007 we redeemed $86.3 million in 5 3/4 percent convertible subordinated notes in full by paying $87.7 million to the note holders. This amount also includes interest accrued through August 27, 2007 and an additional redemption premium payment of approximately 0.82 percent of the outstanding principal amount of the notes. The payment amount comprised approximately $69.9 million of proceeds from the new credit facilities, and approximately $17.8 million from our available cash. In conjunction with the extinguishment of our outstanding convertible subordinated notes in the period ended September 30, 2007 we wrote-off $0.4 million of unamortized fees and paid a redemption premium of $0.7 million.
Other Lines of Credit
     As of September 30, 2007, we had lines of credit available in Japan for working capital purposes through our ATJ and AJI subsidiaries. The total available borrowing capacity as of September 30, 2007 was 6.7 billion Japanese Yen or approximately $57.9 million at the exchange rate as of September 30, 2007. Outstanding borrowings as of September 30, 2007 were 3.0 billion Japanese Yen or approximately $26.0 million. The applicable interest rates for the above-referenced lines are either variable based on the Tokyo Interbank Offered Rate (TIBOR) (currently 0.70 percent), plus margins of 0.30 percent to 1.25 percent. We have not provided any guarantees or collateral for the above facilities, but ATJ and AJI are generally required to maintain compliance with certain financial covenants. For example, ATJ generally is required to maintain an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. Both ATJ and AJI were in compliance with these covenants at September 30, 2007.
14. RELATED-PARTY TRANSACTIONS
     ATJ has certain transactions with its minority shareholder, Shinko. Our other Japan subsidiary, AJI, has certain transactions with MECS Korea, in which AJI is a minority shareholder. At September 30, 2007 and March 31, 2007, respectively, significant balances with Shinko and MECS Korea were as follows (in thousands):

	September 30,	March 31,
	2007	2007
Accounts payable and notes payable due to Shinko	$24,381	$24,694
Accrued liabilities due to Shinko	289	304
Accrued liabilities due to Shinko relating to ATJ acquisition	11,270	11,439
Accounts receivable from MECS Korea	7	6
Accounts payable due to MECS Korea	50	228
Accrued liabilities due to MECS Korea	15	13
     In addition, the condensed consolidated financial statements reflect that ATJ purchased various products and administrative and information technology services from Shinko. During the three and six-month periods ended September 30, 2007 and 2006, respectively, sales to and purchases from Shinko and MECS Korea were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Material and service purchases from Shinko	$15,161	$18,662	$29,159	$31,920
Sales to MECS Korea	7	4	24	32
Purchases from MECS Korea	220	24	267	24
15. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At September 30, 2007, the future minimum commitments under these leases are as follows (in thousands):

Fiscal Year Ending March 31,	Capital Lease	Operating Lease
Remaining portion of 2008	$90	$3,284
2009	148	3,198
2010	6	1,912
2011	5	1,430
2012 and thereafter	1	2,763

Total	250	$12,587

Less: interest	(2)

Present value of minimum lease payments	248
Less: current portion of capital leases	(160)

Capital leases, net of current portion	$88

     Rent expense under our operating leases was approximately $1.4 million and $1.0 million for the three-month periods ended September 30, 2007 and 2006, respectively; and approximately $2.5 million and $2.2 million for the six-month periods ended September 30, 2007 and 2006, respectively.
Purchase Commitments
     At September 30, 2007, total non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $33.5 million.
Legal Contingencies
     Our Patent Infringement Action against Jenoptik AG
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
     Following remand, we filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denying defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ‘421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. § 271(f). On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. However, the verdict was subject to several post-trial motions, including motions by defendents to vacate the jury’s verdict in its entirety and for entry of judgment in their favor as a matter of law.
     On August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law on the issue of obviousness. The effect of the Court’s judgment is to invalidate our ‘421 patent in suit and dispose of the action in its entirety in favor of defendants. The Court also conditionally granted defendants’ motion for a new trial on the issue of obviousness in the event the Court’s judgment is vacated or reversed on appeal. The Court terminated without prejudice defendants’ other post-trial motions, including motions challenging the award of damages. However, in so doing, the Court noted substantial legal questions with respect to the damages award, in particular that only a portion of our damages may be attributed directly to the patented Smart Traveler System, and stated that the Court’s present inclination would be to grant a new trial or remittitur in the event that the Court’s present judgment is vacated or reversed on appeal. We are appealing the Court’s judgment.
     Daifuku’s Patent Infringement Action Against Us
     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ATJ. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ATJ products infringe Japanese Patent No. 3304677 and Japanese Patent No. 3729787 (together, the “Patents-in-Suit”). The Court has reserved final ruling on the substantive issues in the case, including the nature and scope of infringement of the Patents-in-Suit. However, the Court has indicated a basis to find the ATJ products infringe several claims under the Patents-in-Suit and is assessing in what amount damages should be awarded in plaintiffs’ favor and against ATJ and Shinko. Specifically, the suit alleges infringement of the Patents-in-Suit by elements of identifiable Shinko products and of ATJ’s Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products, and seeks significant monetary damages against both Shinko and ATJ in an amount to be determined. The suit also seeks to enjoin future sales and shipments of ATJ’s OHS, OHT and related products. ATJ has asserted various defenses, including non-infringement of the asserted claims, and intends to continue to defend the matter vigorously. ATJ is also consulting with Shinko concerning issues relating to indemnification by Shinko under certain claims in the event damages are awarded representing ATJ products during the term of its joint venture with Shinko. However, we cannot predict the outcome of this proceeding and an adverse ruling, including a final judgment awarding significant damages and enjoining sales and shipments of ATJ’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future gross margins.
     Derivative Action filed Against Current and Former Directors & Officers Relating to Past Stock Option Grants & Practices
     In addition, certain of our current and former directors and officers have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995. Both Actions assert causes of action for breach of fiduciary duty, unjust enrichment, corporate waste, abuse of control, gross mismanagement, accounting, rescission and violations of Section 25402 et. seq. of the California Corporations Code. The Federal Action also alleges that certain of the current and former defendant directors and officers breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated there under, and Section 20(a) of the Exchange Act. Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. We are named as a nominal defendant in both the Federal and State Actions, thus no recovery against us is sought. The State Action is currently stayed in favor of the Federal Action.
     Other Matters
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third-party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of September 30, 2007.
Indemnifications
     We, as permitted under California law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at its request in such capacity. In this regard, we have received numerous requests for indemnification by current and former officers and directors, with respect to asserted liability under governmental inquiries and shareholder derivative actions alleging that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995 (as described in the immediately preceding “Legal Contingencies” section). The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that we believe enables us to recover a portion of future amounts paid, subject to conditions and limitations of the polices. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is not material.
     Our sales agreements indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks, copyrights, or other intellectual property rights of third parties, and from fraud, intentional misconduct or gross negligence. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. However, to date, we have not paid any claims or been required to defend any lawsuits with respect to any claim of an amount we deem to be material.

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
Overview
     We develop, manufacture, sell and support integrated automation systems, primarily for the worldwide semiconductor and flat panel display (“FPD”) manufacturing industries.
     We principally sell directly to the semiconductor and FPD manufacturing industries. We also sell to original equipment manufacturers (“OEM’s”) that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process.
     A substantial portion of our revenues are invoiced in Japanese yen and subject to currency fluctuation rates. The assets and liabilities of these Japanese operations and their subsidiaries are generally translated using period-end exchange rates. Translation adjustments are reflected as a component of “Accumulated other comprehensive income (loss)” in our condensed consolidated balance sheets.
     On October 16, 2002, we established a joint venture with Shinko Electric Co., Ltd., called Asyst Shinko Inc. In September 2007, we changed this entity’s name to Asyst Technologies Japan, Inc., or (“ATJ”). The joint venture develops, manufactures, sells and supports Automated Materials Handling Systems (“AMHS”), with principal operations in Tokyo and Ise, Japan. Under terms of the joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and retained the remaining 49.0 percent interest. On July 14, 2006, we purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ATJ for approximately $107.7 million of cash and transaction costs. This purchase increased our consolidated ownership of ATJ to 95.1 percent. We consummated the acquisition to further integrate our Fab Automation and AMHS businesses, allowing us to provide its customers a full range of product offerings.
     We recorded the fair value of assets acquired and liabilities assumed were recorded in our condensed consolidated balance sheet as of July 14, 2006, the effective date of the acquisition, and included the results of operations in our condensed consolidated results of operations subsequent to July 14, 2006. We believe the purchase price reasonably reflects the fair value of the business based on estimates of future revenues and earnings.
     Our Fab Automation and AMHS represent two reportable segments:
•	The Fab Automation product segment, which consists principally of our interface products, auto-ID systems, substrate-handling robotics, sorters, connectivity software and continuous flow technology (“CFT”)

•	The AMHS segment, which consists principally of our automated transport and loading systems, semiconductor and flat panel display products
     We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period to period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements or customer ability to finance such purchases; (4) the relative competitiveness of our products; and (5) our ability to manage successfully the outsourcing of our manufacturing activities to meet our customers’ demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2007 may not be indicative of future operating results.
     We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
     Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2007 filed on June 12, 2007 that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2007. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2007 and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of September 30, 2007, together with a summary of these material weaknesses and the status of our remediation efforts.
     Critical Accounting Policies and Estimates
     Our discussion and analysis of the financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, goodwill and intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     Management believes there have been no significant changes during the six-month period ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 other than accounting for income taxes.
     Income Taxes Effective April 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”). See Note 10, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

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
     Results of Operations for the Three and Six Months Ended September 30, 2007 and 2006
     In the current year presentation, we corrected certain errors in our prior year segment information. These errors related to the allocation of the costs for write-up of inventories, in process research and development and amortization of intangibles from our July 14, 2006 purchase of an additional 44.1 percent interest in the outstanding capital stock of ATJ. The incremental effect of this purchase on our results of operations subsequent to July 14, 2006 was originally recorded in our Fab Automation Products operating segment. We subsequently determined that this incremental effect should have been recorded in our AMHS operating segment. We have therefore corrected our prior year segment information to properly record this incremental effect. These corrections, none of which affected our consolidated financial results included in our primary financial statements, are more fully described in the “Explanatory Note” to Note 12, “Reportable Segments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	2006 (1)	2007	2006	2006 (1)
		(as reported)	(as restated)		(as reported)	(as restated)
AMHS:
Net sales	$86,227	$72,444	$72,470	$162,536	$138,701	$138,748
Cost of Sales	69,081	56,527	59,885	124,863	103,083	106,441

Gross Profit	$17,146	$15,917	$12,585	$37,673	$35,618	$32,307

Income (loss) from operations	$(2,742)	$8,459	$1,283	$150	$16,602	$9,449

Fab Automation Products:
Net sales	$48,609	$50,205	$50,179	$93,920	$100,929	$100,882
Cost of Sales	26,892	31,612	28,254	52,567	60,980	57,622

Gross Profit	$21,717	$18,593	$21,925	$41,353	$39,949	$43,260

Income (loss) from operations	$3,488	$(8,982)	$(1,806)	$4,440	$(11,195)	$(4,042)

Consolidated:
Net sales	$134,836	$122,649	$122,649	$256,456	$239,630	$239,630
Cost of Sales	95,973	88,139	88,139	177,430	164,063	164,063

Gross Profit	$38,863	$34,510	$34,510	$79,026	$75,567	$75,567

Income (loss) from operations	$746	$(523)	$(523)	$4,590	$5,407	$5,407

1 — See Note 12, “Reportable Segments,” in Notes to Condensed Consolidated Financial Statements.

     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented below:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	2006	2007	2006	2006
		(as reported)	(as restated)		(as reported)	(as restated)
AMHS:
Net sales	63.9%	59.1%	59.1%	63.4%	57.9%	57.9%
Cost of Sales	51.2%	46.1%	48.8%	48.7%	43.0%	44.4%

Gross Profit	12.7%	13.0%	10.3%	14.7%	14.9%	13.5%

Income from operations	(2.0)%	6.9%	1.0%	0.1%	6.9%	3.9%

Fab Automation Products:
Net sales	36.1%	40.9%	40.9%	36.6%	42.1%	42.1%
Cost of Sales	20.0%	25.8%	23.1%	20.5%	25.4%	24.1%

Gross Profit	16.1%	15.1%	17.8%	16.1%	16.7%	18.0%

Income (loss) from operations	2.6%	(7.3)%	(1.4)%	1.7%	(4.7)%	(1.6)%

Consolidated:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	71.2%	71.9%	71.9%	69.2%	68.5%	68.5%

Gross Profit	28.8%	28.1%	28.1%	30.8%	31.5%	31.5%

Income from operations	0.6%	(0.4)%	(0.4)%	1.8%	2.2%	2.3%

Second Quarter of 2008 Compared to Second Quarter of 2007
Net Sales
Consolidated
     Net sales for the three-month period ended September 30, 2007 were $134.8 million, an increase of $12.2 million or 9.9 percent compared to the corresponding period in the prior year. Substantially all of the increase was due to a $14.1 million increase in semiconductor AMHS volume and a $7.3 million increase of Spartan volume, partially offset by a volume decrease in interface and other product volume. The sales for the three-month period ended September 30, 2007 as compared with the three-month period ended September 30, 2006 increased by $9.4 million in Japan, Korea increased by $3.1 million, APAC increased by $6.6 million and Europe increased by $0.7 million. These increases were partially offset by a $7.6 million decrease in North America. We attribute the $9.4 million increase in Japan to a volume increase in semiconductor AMHS projects, while the decrease in North America sales was due to a reduction in volume for interface, auto ID and software product volume. Sales to end-users and OEM’s for the three-month period ended September 30, 2007 was 80.0 percent and 20.0 percent, respectively.
AMHS
     Net sales for the three-month period ended September 30, 2007 were $86.2 million, representing an increase of $13.8 million or 19.0 percent compared to the corresponding period in the prior year. The $13.8 million increase was primarily attributed to a $14.1 million volume increase in semiconductor AMHS projects, a $0.6 million decrease in flat panel display volume, and a $0.3 million increase in service sales for the three-month period ended September 30, 2007 as compared to the prior year. The increase in semiconductor AMHS volume was attributed to customers in Japan and APAC regions that continued to invest in capacity expansion. Taiwan represented the only region with a decrease in sales for the three-month period ended September 30, 2007 compared to the prior year, which primarily resulted from lower sales volume. The geographical breakdown for AMHS sales for the three-month period ended September 30, 2007 was 42.1 percent for Japan, 30.2 percent for Taiwan, 11.1 percent for North America and Europe, 7.5 percent for Korea was 9.1 percent for APAC.
Fab Automation
     Net sales for the three-month period ended September 30, 2007 were $48.6 million, a decrease of $1.6 million or 3.1 percent compared to the corresponding period of the prior year. We attribute the decrease primarily to an $8.9 million decline in volume for interface products, robotics, auto-ID and service sales. This $8.9 million decrease sales was partially offset by a $7.3 million increase in Spartan volume to end-users and OEMs. The geographical breakdown for fab automation sales for the three-month period ended September 30, 2007 was 55.2 percent for North America, 24.8 percent for Japan, 17.4 percent for other APAC, 2.0 percent for Europe and 0.6 percent for Korea.
First Six Months of 2008 Compared to First Six Months of 2007
Net Sales
Consolidated
     Net sales for the six-month period ended September 30, 2007 were $256.5 million, an increase of $16.8 million or 7.0 percent compared to the corresponding period in the prior year. Substantially all of the increase was due to a $24.4 million increase in volume of our semiconductor AMHS projects, followed by an $11.8 million increase in Spartan volume, partially offset by lower interface, robotics, auto-ID and service product volume. The sales for the six-month period ended September 30, 2007 compared with the prior year increased by $8.5 million in Korea, Europe increased by $4.1 million, APAC increased by $8.8 million, North America and Japan increased by $3.7 million, partially offset by a decrease of $8.3 million from Taiwan. The $8.5 million increase in Korea was attributed to flat panel display volume increases, while the decrease of Taiwan sales was due to a reduction of volume. Sales to end-users and OEM’s for the six-month period ended September 30, 2007 were 78 percent and 22 percent, respectively.
AMHS
     Net sales for the six-month period ended September 30, 2007 were $162.5 million, an increase of $23.8 million or 17.1 percent compared to the corresponding period in the prior year. We attribute the increase primarily to a $24.4 million volume increase in semiconductor AMHS projects, a $1.0 million decrease in flat panel display volume, and a $0.4 million increase in service sales. We attribute the semiconductor AMHS volume increase primarily to customers in Japan and Korea continuing to invest in capacity expansion. The only territory that had a decline in sales for the six-month period ended September 30, 2007 as compared with the prior year was Taiwan. We attribute the lower sales in Taiwan primarily to a reduction of shipment volume. The geographical breakdown for AMHS sales for the six-month period ended September 30, 2007 was 42.8 percent for Japan, 29.3 percent for Taiwan, 13.8 percent for North America and Europe, 8.1 percent for Korea and 6.0 percent for other APAC.
Fab Automation
     Net sales for the six-month period ended September 30, 2007 were $93.9 million, a decrease of $7.0 million or 6.9 percent compared to the corresponding period of the prior year. We attribute the decrease primarily to an $18.8 million decline in volume for interface products, robotics, auto-ID system and service sales. This $18.8 million decrease sales was partially offset by an $11.8 million increase in Spartan volume to end-users and OEMs. The geographical breakdown for fab automation sales for the six-month period ended September 30, 2007 was 54.5 percent for North America, 26.5 percent for Japan, 14.4 percent for other APAC, 2.6 percent for Europe and 2.0 percent for Korea.
Comparison of Expenses, Gross Margin, Interest & Other Income, and Income Taxes
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2%	71.9%	69.2%	68.5%

Gross profit	28.8%	28.1%	30.8%	31.5%

Operating expenses:
Research and development	6.7%	7.6%	6.7%	7.5%
Selling, general and administrative	17.4%	16.6%	17.6%	17.5%
Amortization of acquired intangible assets	3.8%	4.3%	4.3%	3.6%
Restructuring and other charges	0.3%	0.0%	0.4%	0.7%

Total operating expenses	28.2%	28.5%	29.0%	29.3%

Income (loss) from operations	0.6%	(0.4)%	1.8%	2.2%

Interest and other income (expense), net:
Interest income	0.4%	0.4%	0.4%	0.5%
Interest expense	(1.8)%	(1.9)%	(1.9)%	(1.6)%
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	(2.4)%	—%	(1.2)%	—%
Other income, net	2.7%	0.8%	0.7%	0.8%

Interest and other income (expense), net	(1.1)%	(0.7)%	(2.0)%	(0.3)%

(Loss) income before income taxes and minority interest	(0.5)%	(1.1)%	(0.2)%	1.9%
Benefit from (provision for) income taxes	0.8%	(1.4)%	0.2%	(2.5)%
Minority interest	0.0%	0.3%	0.0%	(0.7)%

Net income (loss) prior to cumulative effect of change in accounting principle	0.3%	(2.2)%	0.0%	(1.3)%
Cumulative effect of change in accounting principle	—%	0.0%	—%	0.0%

Net income (loss)	0.3%	(2.2)%	0.0%	(1.3)%

Second Quarter of 2008 Compared to Second Quarter of 2007
Gross Margin
Consolidated
     Gross profit for the three-month period ended September 30, 2007 was $38.8 million and was $4.4 million higher than the corresponding period for the prior year primarily due to an increase in semiconductor AMHS and Spartan volume. The gross margin percentage for the three-month period ended September 30, 2007 was 28.8 percent and increased by 0.7 percent from the corresponding period of the prior year.
AMHS
     The AMHS gross profit for the three-month period ended September 30, 2007 was $17.1 million with a gross margin of 19.9 percent, compared to $12.6 million gross profit or 17.4 percent gross margin for the three-month period ended September 30, 2006. The increase of $4.5 million in gross profit was due to a sales volume increase in our AMHS segment. The gross margin for the three-month period ended September 30, 2007 increased by 2.5 percent compared to the corresponding period of the prior year due to a charge of $3.3 million related to the ATJ purchase transaction costs that were incurred during the prior year period.
Fab Automation
     The Fab Automation gross profit for the three-month period ended September 30, 2007 was $21.7 million with a gross margin of 44.7 percent compared to $21.9 million gross profit or 43.7 percent gross margin for the three-month ended September 30, 2006. The decrease of $0.2 million gross profit was due to the lower shipment volume in interface products and auto ID products. The fab automation gross margin for the three-month period ended September 30, 2007 increased by 1.0 percent as compared with the same period of the prior year, primarily due to cost reductions related to manufacturing and other indirect cost of goods sold.
First Six Months of 2008 Compared to First Six Months of 2007
Gross Margin
Consolidated
     Gross profit for the six-month period ended September 30, 2007 was $79.0 million and was $3.5 million higher than the corresponding period for the prior year primarily due to the increase in semiconductor AMHS and Spartan volume. The gross margin percentage for the six-month period ended September 30, 2007 was 30.8 percent and decreased by 0.7 percent from the corresponding period of the prior year primarily due to price reductions for semiconductor AMHS projects in Japan and Taiwan.
AMHS
     The AMHS gross profit for the six-month period ended September 30, 2007 was $37.7 million with a gross margin of 23.2 percent, compared to $32.3 million gross profit or 23.3 percent gross margin for the six-month period ended September 30, 2006. The increase in gross profit of $5.4 million was due to a $23.8 million volume increase in our AMHS sales. The decrease in gross margin of 0.1 percent was primarily due to a reduction in prices for semiconductor AMHS projects in Japan and Taiwan.
Fab Automation
     The Fab Automation gross profit for the six-month period ended September 30, 2007 was $41.3 million with a gross margin of 44.0 percent compared to $43.2 million gross profit or 42.9 percent gross margin for the six-month ended September 30, 2006. The decrease in gross profit of $1.9 million was due to the lower shipment volume for interface and auto ID products. The fab automation gross margin for the six-month period ended September 30, 2007 increased by 1.1 percent as compared with the same period of the prior year, primarily due to cost reductions related to manufacturing and other indirect cost of goods sold.

Research and Development

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2007	2006	Change	2007	2006	Change
Research and development	$9,075	$9,402	$(327)	$17,374	$17,989	$(615)

Percentage of total net sales	6.7%	7.6%		6.7%	7.5%

     The research and development expense decrease of $0.3 million for the three-month period ended September 30, 2007 compared to the same period in fiscal year 2007, was primarily due to a $1.5 million charge for in-process research and development related to the ATJ purchase transaction completed during the second quarter of the prior fiscal year offset by a $0.9 million increase in prototype material expenses and a $0.3 million increase in payroll expenses.
     The research and development expense decrease of $0.6 million for the six-month period ended September 30, 2007 compared to the same period in fiscal year 2007, was primarily due to a $1.5 million charge for in-process research and development related to the ATJ purchase transaction completed during the second quarter of fiscal year 2007 and a $0.9 million increase in payroll expenses.
     The research and development expenses may vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that we believe are necessary for enhancements to our current products and for developing new products and product lines.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2007	2006	Change	2007	2006	Change
Selling, general and administrative	$23,485	$20,434	$3,051	$45,153	$41,838	$3,315

Percentage of total net sales	17.4%	16.6%		17.6%	17.5%

     The selling, general and administrative expense increase of $3.1 million for the three-month period ended September 30, 2007 compared to the same period of fiscal year 2007 was primarily due to a $6.7 million change in the provision for bad debt and other allowances, a $0.6 million increase in facilities expenses, a $0.4 million increase in consulting expenses, and a $0.3 million increase in travel expenses, partially offset by a $3.8 million decrease in professional fees and a $1.1 million decrease in payroll-related expenses. The prior year three-month period included a reversal of the provision for bad debt of $5.2 million.
     The selling, general and administrative expense increase of $3.3 million for the six-month period ended September 30, 2007 compared to the same period of fiscal year 2007 was primarily due to a $7.1 million change in the provision for bad debt and other allowances, a $0.5 million increase in facilities, partially offset by a $3.4 million decrease in professional fees and a $0.9 million decrease in payroll-related expenses. The prior year six-month period included a reversal of the provision for bad debt of $5.7 million.
Amortization of Acquired Intangibles Assets

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2007	2006	Change	2007	2006	Change
Amortization of acquired intangible assets	$5,121	$5,225	$(104)	$10,928	$8,549	$2,379

Percentage of total net sales	3.8%	4.3%		4.3%	3.6%

     The decrease in the amortization expense for the three-month period ended September 30, 2007 compared with the corresponding period in the prior fiscal year was due to some of the acquired intangibles being fully amortized in July 2007. The increase in amortization expense for the six-month period ended September 30, 2007 compared with the corresponding period in the prior fiscal year was due to the additional intangibles as part of our acquisition of an additional 44.1 percent interest in ATJ in July 2006 as well as exchange rate fluctuations resulting from the majority of our intangible assets being denominated in Japanese Yen.

Restructuring Charges
     The following table summarizes only the activities in our restructuring accrual during the three and six-month periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2007	2006	Change	2007	2006	Change
Restructuring charges (credits)	$436	$(28)	$464	$981	$1,784	$(803)

Percentage of total net sales	0.3%	0.0%		0.4%	0.7%

     We incurred restructuring charges of $0.4 million and $1.0 million during the three and six-month periods ended September 30, 2007 related to excess facility charges in connection with our Japan and Taiwan office relocation and consolidation.
     The outstanding accrual amount at September 30, 2007, as noted in the table below consists of future lease obligations on vacated facilities in excess of estimated future sublease proceeds which will be paid over the next 6 months. All remaining accrual balances are expected to be settled in cash.

	Severance and	Excess
	Benefits	Facilities	Total
Balance, March 31, 2007	$—	$788	$788
Additional accruals	545	—	545
Amounts paid in cash	(433)	(205)	(638)

Balance, June 30, 2007	112	583	695
Reclass from other long-term liability	—	41	41
Additional accruals	43	393	436
Non-cash related utilization	—	(106)	(106)
Amounts paid in cash	(147)	(285)	(432)

Balance, September 30, 2007	$8	$626	$634

Interest Income, Interest Expense and Other Income, Net

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Interest income	$477	$539	$(62)	$1,061	$1,276	$(215)
Interest expense	(2,408)	(2,319)	(89)	(4,895)	(3,946)	(949)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	(3,135)	—	(3,135)	(3,135)	—	(3,135)
Other income, net	3,672	1,010	2,662	1,824	1,796	28

Interest and other income (expense), net loss	$(1,394)	$(770)	$(624)	$(5,145)	$(874)	$(4,271)

     Interest income for the three and six-month periods ended September 30, 2007 was slightly down with comparable periods in fiscal year 2007 due to lower average cash and investment balances.
     Interest expense was higher due to higher loan balances for the three and six-month periods ended September 30, 2007, compared to the same period of fiscal year 2007 due to additional debt issued to finance the acquisition of the additional ownership of ATJ.
     Early extinguishment of debt and early redemption of convertible securities for the three and six-month periods ended September 30, 2007 was due to write-off of $2.4 million of fees from early extinguishment of the credit facility with Bank of America and $0.7 million for the redemption of the convertible subordinated notes.
     Other income, net was higher primarily due to realized foreign exchange gains for the three and six-month periods ended September 30, 2007, as compared to the same periods of fiscal year 2007.

     On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow all of the credit facility at the Yen LIBOR rate and will incur an initial interest rate before tax of approximately 3.30 percent. As of September 30, 2007, we have borrowings outstanding of approximately $105 million.
Income Taxes

	Three Months Ended			Six Months Ended
(in thousands, except percentage)	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Benefit from (Provision for) income taxes	$1,115	$(1,770)	$2,885	$641	$(6,092)	$6,733

Percentage of total net sales	0.8%	(1.4)%		0.2%	(2.5)%

     The benefit from income taxes for the three-month period ended September 30, 2007 was $1.1 million, which included a tax benefit of $2.0 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $0.4 million tax provision recorded by ATJ and a net tax provision of $0.5 million recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded at ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and U.S. losses not providing current tax benefits.
     Income tax provision for the three-month period ended September 30, 2006 was approximately $1.8 million which included a tax benefit of $3.1 million from the change in deferred tax liabilities recorded in connection with the ATJ minority interest acquisition offset by a $4.8 million tax provision recorded by ATJ and a tax provision of $0.3 million recorded primarily by other international subsidiaries.
     The benefit from income taxes for the six-month period ended September 30, 2007 was $0.6 million, which included a tax benefit of $4.3 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $3.9 million tax provision recorded by ATJ and a net tax benefit of $0.2 million recorded primarily by other international subsidiaries.
     Income tax provision for the six-month period ended September 30, 2006 was $6.1 million which included a tax benefit of $4.3 million from the change in deferred tax liabilities resulting from the amortization of intangibles assets in connection with the ATJ minority interest acquisition, offset by a $9.3 million tax provision recorded by ATJ and a tax provision of $1.1 million recorded primarily by other international subsidiaries.
     Effective April 1, 2007 at the beginning of the first quarter of fiscal year 2008, we adopted the provisions of FIN48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.
     As a result of the implementation of FIN 48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with provisions of the statement. Additionally, we reclassified $1.3 million from current taxes payable to long-term taxes payable and reclassed $1.4 million from current taxes payable to current deferred taxes. Upon adoption of FIN 48, our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of April 1, 2007, we had accrued $0.8 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in the three-month and six-month periods ended September 30, 2007 and 2006, respectively.
     Our total unrecognized tax benefits as of April 1, 2007 (the date of adoption) and September 30, 2007 were $6.8 million and $7.1 million, respectively, of which none is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2007 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2007 fiscal years remain subject to examination in Japan and Taiwan. Currently, we are under examination by the IRS for our fiscal year ended March 31, 2005.

     Results of Operations for the Three and Six Months Ended September 30, 2006 and 2005 — RESTATED
     In the current year presentation, we have also presented corrected three and six months ended September 30, 2006 segment operating results. The effect of the errors was material to the gross margin discussion of our business segments. These corrections, none of which affected our consolidated financial results included in our primary financial statements, are more fully described in the “Explanatory Note” to Note 12, “Reportable Segments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2006	2006 (2)	2005	2006	2006 (2)	2005
	(as reported)	(as restated)		(as reported)	(as restated)
AMHS:
Net sales	$72,444	$72,470	$85,402	$138,701	$138,748	$162,751
Cost of Sales	56,527	59,885	56,965	103,083	106,441	114,062

Gross Profit	$15,917	$12,585	$28,437	$35,618	$32,307	$48,689

Income (loss) from operations	$8,459	$1,283	$13,646	$16,602	$9,449	$21,446

Fab Automation Products:
Net sales	$50,205	$50,179	$39,193	$100,929	$100,882	$79,295
Cost of Sales	31,612	28,254	24,180	60,980	57,622	50,826

Gross Profit	$18,593	$21,925	$15,013	$39,949	$43,260	$28,469

Income (loss) from operations	$(8,982)	$(1,806)	$(4,254)	$(11,195)	$(4,042)	$(9,684)

Consolidated:
Net sales	$122,649	$122,649	$124,595	$239,630	$239,630	$242,046
Cost of Sales	88,139	88,139	81,145	164,063	164,063	164,888

Gross Profit	$34,510	$34,510	$43,450	$75,567	$75,567	$77,158

Income (loss) from operations	$(523)	$(523)	$9,392	$5,407	$5,407	$11,762

2 — See Note 12, “Reportable Segments,” in Notes to Condensed Consolidated Financial Statements.
     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented below:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2006	2006	2005	2006	2006	2005
	(as reported)	(as restated)		(as reported)	(as restated)
AMHS:
Net sales	59.1%	59.1%	68.5%	57.9%	57.9%	67.2%
Cost of Sales	46.1%	48.8%	45.7%	43.0%	44.4%	47.1%

Gross Profit	13.0%	10.3%	22.8%	14.9%	13.5%	20.1%

Income from operations	6.9%	1.0%	11.0%	6.9%	3.9%	8.9%

Fab Automation Products:
Net sales	40.9%	40.9%	31.5%	42.1%	42.1%	32.8%
Cost of Sales	25.8%	23.1%	19.4%	25.4%	24.1%	21.0%

Gross Profit	15.1%	17.8%	12.1%	16.7%	18.0%	11.8%

Income (loss) from operations	(7.3)%	(1.4)%	(3.5)%	(4.7)%	(1.6)%	(4.0)%

Consolidated:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	71.9%	71.9%	65.1%	68.5%	68.5%	68.1%

Gross Profit	28.1%	28.1%	34.9%	31.5%	31.5%	31.9%

Income from operations	(0.4)%	(0.4)%	7.5%	2.2%	2.3%	4.9%

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
     AMHS
     The AMHS gross profit for the three-month period ended September 30, 2006 was $13 million and decreased by $16 million compared with the same period of the prior year due to lower pricing on some customer projects, fewer completed projects (which in the prior year contributed a higher gross margin), decrease in 300mm semiconductor and FPD volume, and from the write-up of inventory to fair value in connection with our ATJ purchase transaction that was concluded during the three-month period ended September 30, 2006. The AMHS gross margin was 17 percent during the three-month period ended September 30, 2006 and decreased by 16 percent compared with the same period of the prior year. The AMHS gross margin decrease was due to lower pricing on some customer projects, fewer completed projects, and from the write-up of inventory to fair value in connection with the ATJ purchase transaction.
     The AMHS gross profit for the six-month period ended September 30, 2006 was $33 million and decreased by $17 million compared with the same period of the prior year due to the decrease in 300mm semiconductor and FPD volume, lower pricing on some customer projects, fewer completed projects (which in the prior year contributed a higher gross margin), and from the write-up of inventory to fair value in connection with the ATJ purchase transaction. The AMHS gross margin was 23 percent during the six-month period ended September 30, 2006 and decreased by 7 percent compared with the same period of the prior year. The AMHS gross margin decrease was primarily due to lower pricing on some customer projects, fewer completed projects, and from the write-up of inventory to fair value in connection with the ATJ purchase transaction.
     Fab Automation
     The Fab Automation gross profit was $22 million for the three-month period ended September 30, 2006 and increased by $7 million compared with the same period of the prior year due to the increase in volume for 200mm and 300mm loadports, Auto-ID systems, Spartan and Service, product cost reductions and favorable product mix. The Fab Automation gross margin was 44 percent for the three-month period ended September 30, 2006 and increased by 5 percent as compared with the same period of the prior year primarily due to product cost reductions and favorable product mix.
     The Fab Automation gross profit was $43 million for the six-month period ended September 30, 2006 and increased by $15 million compared with the same period of the prior year due to the increase in volume for 200mm and 300mm loadports, Auto-ID systems, Spartan and Service, product cost reductions and favorable product mix. The Fab Automation gross margin was 43 percent for the six-month period ended September 30, 2006 and increased by 7 percent as compared with the same period of the prior year primarily due to product cost reductions and favorable product mix.
     Results of Operations for the Three and Nine Months Ended December 31, 2006 and 2005 — RESTATED
     In the current year presentation, we have also presented corrected three and nine months ended December 31, 2006 segment operating results. The effect of the errors was material to the gross margin discussion of our business segments. These corrections, none of which affected our consolidated financial results included in our primary financial statements, are more fully described in the “Explanatory Note” to Note 12, “Reportable Segments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2006	2006 (3)	2005	2006	2006 (3)	2005
	(as reported)	(as restated)		(as reported)	(as restated)
AMHS:
Net sales	$77,847	$77,847	$67,337	$216,548	$216,595	$230,135
Cost of Sales	58,620	58,620	41,775	161,703	165,061	155,837

Gross Profit	$19,227	$19,227	$25,562	$54,845	$51,534	$74,298

Income (loss) from operations	$4,410	$4,413	$14,520	$21,012	$13,860	$36,013

Fab Automation Products:
Net sales	$48,288	$48,288	$39,487	$149,217	$149,170	$118,735
Cost of Sales	29,399	29,399	23,073	90,379	87,021	73,899

Gross Profit	$18,889	$18,889	$16,414	$58,838	$62,149	$44,836

Income (loss) from operations	$(1,727)	$(1,730)	$(3,537)	$(12,922)	$(5,770)	$(13,268)

Consolidated:
Net sales	$126,135	$126,135	$106,824	$365,765	$365,765	$348,870
Cost of Sales	88,019	88,019	64,848	252,082	252,082	229,736

Gross Profit	$38,116	$38,116	$41,976	$113,683	$113,683	$119,134

Income (loss) from operations	$2,683	$2,683	$10,983	$8,090	$8,090	$22,745

3 — See Note 12, “Reportable Segments,” in Notes to Condensed Consolidated Financial Statements.
     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented below:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2006	2006	2005	2006	2006	2005
	(as reported)	(as restated)		(as reported)	(as restated)
AMHS:
Net sales	61.7%	61.7%	63.0%	59.2%	59.2%	66.0%
Cost of Sales	46.5%	46.5%	39.1%	44.2%	45.1%	44.7%

Gross Profit	15.2%	15.2%	23.9%	15.0%	14.1%	21.3%

Income from operations	3.5%	3.5%	13.6%	6.7%	3.8%	10.3%

Fab Automation Products:
Net sales	38.3%	38.3%	37.0%	40.8%	40.8%	34.0%
Cost of Sales	23.3%	23.3%	21.6%	24.7%	23.8%	21.2%

Gross Profit	15.0%	15.0%	15.4%	16.1%	17.0%	12.9%

Income (loss) from operations	(1.4)%	(1.4)%	(3.3)%	(4.5)%	(1.6)%	(3.8)%

Consolidated:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales	69.8%	69.8%	60.7%	68.9%	68.9%	65.9%

Gross Profit	30.2%	30.2%	39.3%	31.1%	31.1%	34.1%

Income from operations	2.1%	2.1%	10.3%	2.2%	2.2%	6.5%

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
     AMHS
     The AMHS gross profit for the three-month period ended December 31, 2006 was $19 million with a gross margin of 25 percent, compared to $25 million gross profit or 38 percent gross margin for the three month period ended December 31, 2005. The gross profit decrease of $6 million and 13 percent decrease in gross margin were both primarily due to multiple projects which were completed with favorable cost variances in the prior year, and from lower selling prices in the third quarter of fiscal 2007 for new 300mm semiconductor projects.
     The gross profit for the nine-month period ended December 31, 2006 was $52 million with a gross margin of 24 percent, compared to $74 million gross profit or 32 percent gross margin for the same period ending December 31, 2005. The $22 million decrease in AMHS gross profit was primarily due to multiple projects which were completed with favorable cost variances in the prior year, lower 300mm semiconductor selling prices and volume, lower FPD and service volume, and from the write-up of inventory to fair value in connection with our ATJ purchase transaction that was concluded during the three-month period ended September 30, 2006. The 8 percent gross margin decrease was due to multiple projects which were completed with favorable cost variances in the prior year, lower 300mm semiconductor selling prices, and from the write-up of inventory to fair value in connection with our ATJ purchase transaction.
     Fab Automation
     The Fab Automation gross profit was $19 million for the three-month period ended December 31, 2006 and increased by $2 million compared with the same period of the prior year due to higher Spartan and service volume. The Fab Automation gross margin was 39 percent for the three-month period ended December 31, 2006 and decreased by 2 percent as compared with the same period of the prior year. The primary reason for the gross margin decrease was attributed to a change in product mix, with a larger number of higher margin products such as the 200mm and Auto—ID products being sold in the prior year than in the third quarter of fiscal 2007.
     The gross profit for the nine-month period ended December 31, 2006 was $62 million and increased by $17 million compared with the same period of the prior year due to the increase in volume for 200mm and 300mm loadports, Spartan and service, product cost reductions and a favorable change in product mix, with the third quarter of fiscal 2007 including more of the 200mm products than the prior year. The Fab Automation gross margin was 42 percent for the nine-month period ended December 31, 2006 and increased by 4 percent as compared with the same period of the prior year primarily due to product cost reductions and a favorable change in product mix, with the third quarter of fiscal 2007 including more of the 200mm products than the prior year.

Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations.
     The tables below, for the periods indicated, provide selected condensed consolidated cash flow information (in millions):

	Six Months Ended
	September 30,
	2007	2006
Net cash (used in) provided by operating activities	$(10.7)	$2.4
Net cash used in investing activities	$(3.3)	$(95.0)
Net cash (used in) provided by financing activities	$(21.8)	$85.4
Cash Flows from Operating Activities
     Net cash used in operating activities in the six-month period ended September 30, 2007 was $10.7 million consisting of (in millions):

Net income	$0.1
Depreciation and amortization	14.5
Amortization of deferred financing costs	0.7
Stock-based compensation expense	3.6
Write-off of fees related to early extinguishment of debt	2.4
Deferred taxes, net	(3.5)
Other non-cash charges	1.2
Increase in accounts receivable	(32.4)
Decrease in inventories	16.2
Decrease in prepaid expenses and other assets	8.3
Decrease in accounts payable, accrued liabilities and deferred margin	(21.8)

Net cash used in operating activities	$(10.7)

     We used net cash of $10.7 million related to operating activities during the six-month period ended September 30, 2007, primarily due to support changes in working capital. As our sales increased, our unbilled accounts receivable and accounts receivable increased by $32.4 million. Over the same period, accounts payable, accrued liabilities and deferred margin decreased by $21.8 million. These uses of cash were partially offset by a $16.2 million decrease in inventory related to the completion of certain AMHS projects. Uses of cash were further offset by an $8.3 million decrease in prepaid expenses and other assets, plus an additional $18.9 million in other non-cash charges, including $15.2 million in depreciation and amortization and a $2.4 million write-off of fees related to early extinguishment of debt.
     Our overall days sales outstanding (“DSO”) has increased to 115 days at September 30, 2007 from 93 days at March 31, 2007, and decreased from 120 days at September 30, 2006. The increase from March 31, 2007 to September 30, 2007 is due to the accounts receivable balance increasing by $32.4 million due to the timing of customer collections. The decrease from September 30, 2006 to September 30, 2007 is due in part to the improved collection results at ATJ. Unbilled receivables also increased due to the increase in revenues recognized by ATJ under the percentage-of-completion method. We periodically engage in factoring programs for receivables as a method of effectively collecting cash on these assets.
     Our inventory turns were 7.9 times on an annualized basis for the six-month period ended September 30, 2007, compared to 7.5 times for the same period of fiscal 2007, due to inventory converting to sales upon final acceptance from the customer.
     Net cash of $2.4 million was provided by operating activities for the six-month period ended September 30, 2006, primarily due to the large changes in inventory and corresponding changes in accounts payable are a result of early stage ramp up of projects at our ATJ subsidiary.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments and inventory levels.

Cash Flows from Investing Activities
     Net cash used in investing activities was $3.3 million for the six-month period ended September 30, 2007 due to purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
     Net cash used in investing activities was $95.0 million for the six-month period ended September 30, 2006 due to $105.2 million for additional investment in ATJ, $15.3 million in net sales of short-term investments and $5.2 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
Cash Flows from Financing Activities
     Net cash used in financing activities was $21.8 million for the six-month period ended September 30, 2007 due to principal reductions on long-term debt of $48.8 million, partially offset with $25.8 million in net proceeds from our lines of credit, and $1.2 million in proceeds from the issuance of common stock under our employee stock programs.
     Net cash provided by financing activities was $85.4 million for the six-month period ended September 30, 2006 due to $142.1 million in proceeds from the ATJ lines of credit, partially offset by $120.0 million in payments to the lines of credit and $2.1 million in proceeds from the issuance of common stock under our employee stock programs, net proceeds from borrowings of $67.5 million and dividends of $6.3 million.
Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow all $137.5 million of this credit facility in Yen at the Yen LIBOR rate and incurred an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of September 30, 2007, we had borrowings outstanding of approximately $105 million under the facilities (with $12.5 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We expect to amortize approximately $3.2 million of bank fees, costs and related legal and other expenses as additional interest expense over the five-year term of the credit facility.
     The credit facility contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures and indebtedness. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the new credit facility restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2013. In addition, the administrative agent currently requires us periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed $85 million on a dollar-equivalent basis. The credit facility is secured by liens on substantially all of our assets, including the assets of certain subsidiaries.
     Our failure to pay amounts when due, or our violation of covenants or the occurrence of other events of default set forth in the credit agreement, could result in a default permitting the termination of the credit agreement and/or the acceleration of any loan amounts then outstanding.
     We used a portion of the proceeds from this credit facility to repay in full the approximately $55 million outstanding under the existing credit facility with Bank of America, which we terminated as of July 27, 2007. In conjunction with this extinguishment and termination of the credit facility with Bank of America, we wrote-off the remaining unamortized fees that were previously capitalized for approximately $2.0 million.

Convertible Subordinated Notes
     On August 27, 2007 we redeemed $86.3 million in 5 3/4 percent convertible subordinated notes in full by paying $87.7 to the note holders. This amount includes interest accrued through August 27, 2007 and an additional redemption premium payment of approximately 0.82 percent of the outstanding principal amount of the notes. This payment amount comprised approximately $69.9 million of proceeds from the new credit facilities and approximately $17.8 million that we contributed from our available cash. In conjunction with the extinguishment of our outstanding convertible subordinated notes in the period ended September 30, 2007 we wrote-off $0.4 million of unamortized fees and paid a redemption premium of $0.7 million.
Other Debt Financing Arrangements
     As of September 30, 2007, we had lines of credit available in Japan for working capital purposes through our ATJ and AJI subsidiaries. The total available borrowing capacity as of September 30, 2007 was 6.7 billion Japanese Yen or approximately US $57.9 million at the exchange rate as of September 30, 2007. The applicable interest rates for the above-referenced lines are either variable based on the Tokyo Interbank Offered Rate (TIBOR) (currently 0.70 percent), plus margins of 0.30 percent to 1.25 percent. We have not provided any guarantees or collateral for the above facilities, but ATJ and AJI are generally required to maintain compliance with certain financial covenants. For example, ATJ generally is required to maintain an annual net profit on a statutory basis and to maintain at least 80.0 percent of the equity reported as of its prior fiscal year-end. Both ATJ and AJI were in compliance with these covenants at September 30, 2007.
Acquisition and Related Debt Financing Facility
     On July 14, 2006, we purchased from Shinko shares of ATJ representing an additional 44.1 percent of outstanding capital stock of ATJ for a cash purchase price of JPY 11.7 billion (approximately US $102 million at the July 14 exchange rate). This purchase increased our consolidated ownership of ATJ to 95.1 percent. As of that date, we borrowed an aggregate amount of approximately $81.5 million under our senior credit facility to fund the purchase of shares reported above and for general working capital purposes, and issued a letter of credit in favor of Shinko for approximately $10.9 million related to the equity option on Shinko’s remaining 4.9 percent ATJ share ownership.
     At any time and subject to the other provisions of the agreement, either we or Shinko may give notice to the other, calling for us to purchase the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of JPY 1.3 billion (approximately US $11.3 million at the September 30, 2007 exchange rate).
     In accordance with EITF 00-4, on July 14, 2006, we have accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result have treated the transaction as an acquisition of the full remaining 49 percent interest of ATJ. Accordingly, we have recorded a liability, equivalent to the net present value of both the JPY 1.3 billion fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of JPY 65 million and accreted the discount recorded to interest expense over the next twelve months until the first potential exercise date. The liability has been classified within “accrued and other liabilities” on the condensed consolidated balance sheet.
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $386.7 million and have incurred losses during the last five fiscal years. In recent years, we have funded our operations primarily from cash generated from the issuance of debt or equity securities. Cash and cash equivalents aggregated $64.6 million at September 30, 2007. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to foreign currency risks since March 31, 2007, the end of our preceding fiscal year. Our exposure to interest rate risk has been reduced to zero, as we do not have short term investments for the six-month period ended September 30, 2007.
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
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars or Japanese Yen. During the three-month period ended September 30, 2007, the Japanese Yen fluctuated from a low of 111.6 to a high of 123.7 to the U.S. dollar. During this same period, we realized foreign currency translation gains of $2.5 million, of which $1.2 million was the result of inter-company loans and $1.3 million was related to inter-company trade payables and receivables. During the six-month period ended September 30, 2007, realized foreign currency translation losses were $0.6 million.
     If the Japanese Yen were to fluctuate from the level at September 30, 2007, our operating income may improve or deteriorate as noted in the table below (in thousands).

	Strengthening in		No change in	Weakening in
	Japanese Yen of		Japanese Yen	Japanese Yen of
	X percent		exchange rate	X percent
	10%	5%		5%	10%

Net income (loss) for the six months ended September 30, 2007	$1,119	$569	$73	$(376)	$(783)
     Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future.
     We adopted a Foreign Exchange Policy that documented how we intend to comply with the accounting guidance under SFAS No. 133. Under the policy there are guidelines that permit us to have hedge accounting treatment under both Fair Value and Cash Flow hedges. The policy approval limits are up to $10 million with approval from our Chief Financial Officer and over $10 million with additional approval from our Chief Executive Officer.
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
     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2007. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2007, which remained outstanding as of September 30, 2007:
     We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to external financial reporting, specifically: (i) the completeness and accuracy of cost estimates related to long-term contracts at our majority-owned subsidiary ATJ, and (ii) processes for identifying and accumulating certain required supporting information to ensure the completeness and accuracy of our interim and annual consolidated financial statements and the related disclosures, specifically pensions, the financial aspects of related parties, share-based compensation and acquisition-related disclosures. These control deficiencies resulted in audit adjustments to the cash flow statement, statement of shareholders’ equity, the financial aspects of the related party disclosures, pension disclosures, share-based compensation disclosures, and acquisition disclosures in our fiscal 2007 interim or annual consolidated financial statements. Additionally, each of these control deficiencies could result in a misstatement of accounts or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness.
Management’s Remediation Initiatives
     The material weaknesses described above also existed at September 30, 2007. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.
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
     3. We plan to further strengthen our controls over the monthly closing and financial reporting processes by hiring sufficient personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. We have hired a senior financial executive in Japan, and other qualified accounting personnel in the U.S. and Japan, in the areas of general accounting, financial reporting and technical accounting.
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
Changes in Internal Control over Financial Reporting
     Other than the remedial measures discussed above, which are ongoing, there were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. RISK FACTORS
     We have a history of significant losses.

     We have a history of significant losses. Our accumulated deficit was $386.7 million at September 30, 2007. We may also experience significant losses in the future.
We face potential risks in connection with our outstanding indebtedness; if we are not able to comply with the requirements of this debt on a timely basis, our ability to discharge our obligations under this indebtedness, liquidity and business may be harmed.
     We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2007:
On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a revolving credit facility of $52.5 million. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, US Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We have elected initially to borrow all of this new credit facility in Yen LIBOR and incurred an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the new credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of September 30, 2007, we had borrowings outstanding of approximately $105 million under the facilities (with $12.5 million in available borrowing used to support two standby letters of credit issued under the credit facilities). See Note 13, “Debt,” in the notes to the condensed consolidated financial statements of the Form 10Q for additional detail describing this new credit agreement.
We used a portion of the proceeds from this facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated as of July 27, 2007.
We also used approximately $69.9 million in proceeds from this facility, along with approximately $17.8 million from our available cash to redeem $86 million in 5 3/4 percent subordinated convertible notes maturing on July 3, 2008. The total payment included the outstanding principal amount, an early payment redemption premium of approximately 0.82 percent, and accrued interest. The date of the redemption was August 27, 2007.
     Due to the cyclical and uncertain nature of cash flows and collections from our customers, we (or our subsidiaries) may from time to time incur borrowings which could cause the Company to exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, we would be required to pay down the outstanding borrowings from cash to maintain compliance with its financial covenants, unless we receive a waiver.
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
•	As of September 30, 2007, we had a total available borrowing capacity of 6.7 billion Japanese Yen or approximately $57.9 million at the exchange rate as of September 30, 2007. The borrowing capacity was increased during the quarter by adding additional lines of credit to the available borrowing capacity that was in place as of June 30, 2007.

•	The administrative agent currently requires us periodically to make principal pre-payments to the extent the outstanding Yen borrowings under the term loan facility exceed $85 million on a dollar equivalent basis.

•	Under the $137.5 million senior secured credit facility with Key Bank, we maintain a letter of credit in the amount of $750,000 in favor of the landlord under our current headquarters lease in Fremont, California.

•	We also maintain under the credit facility with Key Bank a letter of credit in the amount of $11 million in favor of Shinko Electric, Co. Ltd. (Shinko) as part of the purchase agreement between ourselves and Shinko dated July 14, 2006. The letter of credit secures our obligation to purchase the remaining 4.9 percent of equity in ATJ from Shinko.
     The senior secured credit agreement with Key Bank contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the facility restricts our ability to pay such dividends (subject to certain exceptions, including the dividend payments from ATJ to Shinko provided under the Share Purchase Agreement described in Item 1 in this report). Our failure to pay amounts when due, or a violation of these covenants or the occurrence of other events of default set forth in the credit agreement, could result in a default permitting the termination of the lenders’ commitments under the credit agreement and/or the acceleration of any loan amounts then outstanding.
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
     Under the terms of its bank facilities in Japan, ATJ must generate operating profits on a statutory basis and must maintain a minimum level of equity. Additionally, under the terms of its bank facilities, AJI’s loans may be called upon, in an “event of default”, in which case the Japanese banks may call the loans outstanding at AJI, requiring immediate repayment, which we have guaranteed.
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
     Upon ninety (90) days written notice either we or Shinko can trigger our obligation to purchase the remaining 4.9 percent equity of ATJ for a purchase price of 1.3 billion Japanese yen (or approximately $11.3 million at the September 30, 2007 exchange rate). Shinko can accelerate this obligation upon thirty (30) days written notice upon the following circumstances: (a) when AJI’s equity ownership in ATJ falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against us; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ATJ falls below 4.9 percent; or (e) when we have failed to make any payment when due in respect of any loan secured by a pledge of our right, title and interest in and to the shares of ATJ (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).
     We have secured this obligation with a letter of credit. However, an acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ATJ equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ATJ.

If we need additional financing to meet our working capital needs, to finance capital expenditures or to fund operations, we may not be able to obtain such financing on terms favorable to us, if at all.
     As a general matter, our operations have, in the past, consumed considerable cash and may do so in the future. We have in the past obtained additional financing to meet our working capital needs or to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. Uncertainty in current capital markets exposes us to a greater risk of not being able to obtain financing in a timely manner if we were to require additional liquidity. If adequate funds are not available on acceptable terms, we may be unable to meet our current or future obligations on a timely basis, fund any desired expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity or convertible securities, our shareholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing new or restructured debt, we may be subject to further limitations on our operations. Any of the foregoing circumstances could adversely affect our business.
We have risk of material losses including attorney fees and expenses in conjunction with ongoing lawsuits.
     Certain of our current and former directors and officers have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”), and one similar shareholder derivative action filed in California state court, captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) (the “State Action”). Both Actions seek to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. The State Action also seeks the imposition of a constructive trust on all proceeds derived from the exercise of allegedly improper stock option grants. We are named as a nominal defendant in both the Federal and State Actions; thus, no recovery against us is sought.
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
     We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Item 4 of Part I above. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed.
     Our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2007, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that is subject to our continuing remediation efforts.
     We are devoting now, and will likely need to continue to devote in the near future, significant resources in our efforts to achieve effective internal control. These efforts have been and may continue to be costly. We cannot assure that these efforts will be successful. Until we have fully remediated the material weaknesses referred in Item 4, we may face additional risks of errors or delays in preparing our consolidated financial statements and associated risks of potential late filings of periodic reports, NASDAQ listing standard violations, risks of correcting previously filed financial statements, increased expenses, and possible private litigation or governmental proceedings arising from such matters.
Our global operations subject us to risks that may negatively affect our results of operations and financial condition.
     The majority of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, other Asia-Pacific countries and Europe. International sales represented approximately 81 percent of our total net sales for the six-month periods ended September 30, 2007 and 2006. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Additionally, we have sales offices and other facilities in many countries, and as a result, we are subject to risks associated with doing business globally, including:
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
     In addition, most of our products and significant amounts of our expenses are paid for in foreign currencies. Our limited hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements. This risk is especially high in Japan where we have direct sales operations and orders are often denominated in Japanese yen which has gained substantial strength against the US dollar in recent months. Therefore fluctuations in exchange rates, including those caused by currency controls, could negatively impact our business operating results and financial condition by resulting in lower revenue or increased expenses. Changes in tariff and import regulations may also negatively impact our revenue in those affected countries.
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
     We have outsourced the manufacturing of nearly all of our Fab Automation Products. Solectron currently manufactures, under a long-term contract, our products, other than AMHS and our robotics products. ATJ also subcontracts a significant portion of its AMHS manufacturing to third parties. In the future, we may increase our dependence on contract manufacturers. Outsourcing may not continue to yield the benefits we expect, and instead could result in increased product costs, inability to meet customer demand or product delivery delays.
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
     The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part I, Item 2 of this report). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate.
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
     In the past five years, we have had significant turnover in the chief financial officer, controller and other key positions in our headquarters finance department, and in certain key finance positions at ATJ in Japan. This turnover and inability to hire and retain personnel with appropriate levels of accounting knowledge, experience, and training contributed to control deficiencies that constituted material weaknesses in internal control over financial reporting as of March 31, 2007 and September 30, 2007. See Item I, Item 4 — Controls and Procedures. If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weaknesses in internal control over financial reporting, and direct and indirect consequences of these weaknesses, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held on September 18, 2007.
2.	At the meeting, the following individuals were elected to serve as members of our Board of Directors until the next Annual Meeting of Shareholders and until their successors are elected and have qualified:
Nominees:

	FOR	WITHHELD
Stephen S. Schwartz, Ph.D.	43,765,035	1,091,228
Stanley Grubel	38,295,855	6,560,408
Tsuyoshi E. Kawanishi	25,937,117	18,919,146
Robert A. McNamara	43,552,194	1,304,069
Anthony E. Santelli	41,041,211	3,815,052
William Simon	42,742,104	2,114,159
Walter W. Wilson	41,435,479	3,420,784
Each of the other proposals presented at the meeting was approved as follows:
3.	To approve amendments to our 2003 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN	NO-VOTE
28,778,216	6,088,713	39,311	9,950,023
4.	To ratify the selection of PricewaterhouseCoopers, LLP as our independent registered public accounting firm for the fiscal year 2008:

FOR	AGAINST	ABSTAIN	NO-VOTE
44,501,028	245,401	109,834	—

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	8-K	3.2	000-22470	10/16/2007

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

10.32 *	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through September 18, 2007.	14A	App. A	000-22430	7/27/2007

10.55 *	Release Agreement between the Company and Alan Lowe, dated September 12, 2007.					X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: November 8, 2007	By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Chief Financial Officer

	By:	/s/ AARON L. TACHIBANA
Aaron L. Tachibana
Principal Accounting Officer

     Signing on behalf of the Registrant as a duly authorized officer and as the principal accounting and financial officer.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	8-K	3.2	000-22470	10/16/2007

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

10.32 *	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through September 18, 2007.	14A	App. A	000-22430	7/27/2007

10.55 *	Release Agreement between the Company and Alan Lowe, dated September 12, 2007.					X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement