Form 10-K/A
period 2006-03-31
ASYST TECHNOLOGIES INC
filed 2008-02-01
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 3
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates as reported by the NASDAQ Global Market as of the last business day (September 28, 2007) of the registrant’s most recently completed second fiscal quarter was $171,164,000, and as of the last business day (September 30, 2005) of the registrant’s fiscal 2006 second quarter was $223,507,000.
     There were 49,693,855 shares of common stock, no par value, outstanding as of January 29, 2008.

ASYST TECHNOLOGIES, INC.
Explanatory Note:
This Form 10-K/A is filed as a further amendment (Amendment No. 3), to the Annual Report on Form 10-K for the year ended March 31, 2006 filed by Asyst Technologies, Inc. on October 13, 2006. In January 2007, subsequent to the filing of our Form 10-K for the year ended March 31, 2006, the Securities and Exchange Commission released additional guidance on the preparation of restated financial statements for errors in accounting for stock awards. In response to this guidance, we are providing additional disclosures of stock-based compensation expense in the form of the table appearing under PART II, Item 8, Note 2, “Results of Independent Directors’ Stock Option Investigation,” on page 11 of this Annual Report. The additional information provided in this Amendment reconciles stock-based compensation charges previously recorded along with the impact of these errors to the total restated stock-based compensation for all periods impacted. We are filing herewith (i) a currently dated Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and (ii) currently dated certifications in Exhibits 31.1, 31.2 and 32.1, all listed in the exhibit index below. Except as described above, no other changes have been made to the Annual Report, and this Form 10-K/A does not amend or update any other information contained in that original filing.

ASYST TECHNOLOGIES, INC.

Page No.
PART II
Item 8. Financial Statements and Supplementary Data	4
PART IV
Item 15. Exhibits, Financial Statement Schedules	44
Signatures	48
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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
     The following table reconciles stock-based compensation charges previously recorded and the impact of these errors to the total restated stock-based compensation for all periods impacted:

Restatement — By Fiscal Year

The increase in stock-based compensation expense resulting from the restatement is as follows (in thousands):

	Total		Total
	Stock-Based		Stock-Based
	Compensation		Compensation
	Expense		Expense	Fiscal Year Ending March 31,
	(1995 - 2005)		(1995 - 2003)	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
Originally reported amounts:
Stock-based compensation expense, net of tax (originally reported)	$5,765		$2,661	$1,524	$1,580	$1,905	$305	$326	$125	$—	$—	$—	$—	$—

Restatement adjustments:

Stock-based compensation expense, pre-tax	21,735		22,367	201	(833)	2,978	4,039	6,315	4,441	2,940	1,247	311	95	1

Tax effect	(2,900)		(2,900)	—	—	4,855	(1,615)	(2,526)	(1,776)	(1,176)	(499)	(124)	(38)	(1)

Impact of restatment adjustments on net loss	$18,835	(a)	$19,467	$201	$(833)	$7,833	$2,424	$3,789	$2,665	$1,764	$748	$187	$57	$(0)

Restated amounts:
Stock-based compensation expense, net of tax (restated)	$24,600		$22,128	$1,725	$747	$9,738	$2,729	$4,115	$2,790	$1,764	$748	$187	$57	$(0)

(a) - Represents the cumulative adjustment through March 31, 2005 presented in the Consolidated Balance Sheet as of March 31, 2005.
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

     The following tables set forth the effects of the restatement on the Company’s consolidated financial statements for the years ended March 31, 2005 and 2004:
CONSOLIDATED BALANCE SHEET

	March 31, 2005
	(As reported)	(Adjustments)	(As restated)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,094	$—	$55,094
Short-term investments	46,086	—	46,086
Accounts receivable, net	189,943	—	189,943
Inventories	33,515	—	33,515
Prepaid expenses and other current assets	33,971	—	33,971

Total current assets	358,609	—	358,609
Property and equipment, net	15,458	—	15,458
Goodwill	64,014	—	64,014
Intangible assets, net	40,898	—	40,898
Other assets	4,795	—	4,795

	$483,774	$—	$483,774

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$20,563	$—	$20,563
Current portion of long-term debt and capital leases	2,757	—	2,757
Accounts payable	83,913	—	83,913
Accounts payable-related parties	39,242	—	39,242
Accrued and other liabilities	70,439	206	70,645
Deferred margin	6,013	—	6,013

Total current liabilities	222,927	206	223,133

LONG-TERM LIABILITIES
Long-term debt and capital leases, net of current portion	88,750	—	88,750
Deferred tax liability	8,548	—	8,548
Other long-term liabilities	9,771	—	9,771

Total long-term liabilities	107,069	—	107,069

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST	63,855	—	63,855

SHAREHOLDERS’ EQUITY
Common stock, no par value:
Authorized shares — 300,000,000 Outstanding shares — 47,779,539	450,005	19,196	469,201
Deferred stock-based compensation	(1,312)	(567)	(1,879)
Accumulated deficit	(366,239)	(18,835)	(385,074)
Accumulated other comprehensive income	7,469	—	7,469

Total shareholders’ equity	89,923	(206)	89,717

Total liabilities, minority interest and shareholders’ equity	$483,774	$—	$483,774

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2005			2004
	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
	(In thousands, except per share data)
NET SALES	$612,987	$—	$612,987	$301,642	$—	$301,642
COST OF SALES	490,730	42	490,772	248,453	(181)	248,272

GROSS PROFIT	122,257	(42)	122,215	53,189	181	53,370

OPERATING EXPENSES:
Research and development	34,747	62	34,809	36,376	(443)	35,933
Selling, general and administrative	78,247	97	78,344	70,541	(209)	70,332
Amortization of acquired intangible assets	20,436	—	20,436	20,160	—	20,160
Restructuring and other charges (credits).	1,810	—	1,810	6,581	—	6,581
Asset impairment charges	4,645	—	4,645	6,853	—	6,853

Total operating expenses	139,885	159	140,044	140,511	(652)	139,859

INCOME (LOSS) FROM OPERATIONS	(17,628)	(201)	(17,829)	(87,322)	833	(86,489)

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	1,722	—	1,722	815	—	815
Interest expense	(6,746)	—	(6,746)	(7,213)	—	(7,213)
Other income (expense), net	4,296	—	4,296	(237)	—	(237)

Interest and other (expense), net	(729)	—	(729)	(6,635)	—	(6,635)

LOSS BEFORE BENEFIT FROM INCOME TAXES AND MINORITY INTEREST	(18,357)	(201)	(18,558)	(93,957)	833	(93,124)
BENEFIT FROM INCOME TAXES	1,916	—	1,916	6,150	—	6,150
MINORITY INTEREST	(1,101)	—	(1,101)	4,358	—	4,358

NET LOSS	$(17,542)	$(201)	$(17,743)	$(83,449)	$833	$(82,616)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.37)	$(0.00)	$(0.37)	$(2.00)	$0.02	$(1.98)

SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	47,441	47,441	47,441	41,805	41,805	41,805

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005			2004
	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(17,542)	$(201)	$(17,743)	$(83,449)	$833	$(82,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,442	—	28,442	28,843	—	28,843
Non-cash restructuring charges	—	—	—	190	—	190
Allowance for doubtful accounts	4,862	—	4,862	222	—	222
Asset impairment charges	4,645	—	4,645	6,853	—	6,853
Minority interest in net income (loss) of consolidated subsidiaries	1,101	—	1,101	(4,358)	—	(4,358)
Loss on disposal of fixed assets	571	—	571	431	—	431
Stock-based compensation expense	1,621	852	2,473	2,646	1,509	4,155
Amortization of lease incentive payments	—	—	—	—	—	—
Deferred taxes, net	(15,439)	—	(15,439)	(6,394)	—	(6,394)
Changes in assets and liabilities, net of acquisitions:			—			—
Accounts receivable, net	(48,446)	—	(48,446)	(59,370)	—	(59,370)
Inventories	(5,206)	—	(5,206)	(2,392)	—	(2,392)
Prepaid expenses and other assets	(5,645)	—	(5,645)	1,222	—	1,222
Accounts payable, accrued liabilities and deferred margin	33,295	(651)	32,644	47,743	(2,342)	45,401

Net cash provided by (used in) operating activities	(17,741)	—	(17,741)	(67,813)	—	(67,813)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (See Note 5)	(84,744)	—	(84,744)	(38,462)	—	(38,462)
Sales or maturity of investments (See Note 5)	79,709	—	79,709	8,500	—	8,500
Release of restricted cash and cash equivalents	1,904	—	1,904	1,403	—	1,403
Purchases of property and equipment, net	(4,152)	—	(4,152)	(6,119)	—	(6,119)
Net proceeds from sale of land	—	—	—	12,106	—	12,106
Net cash used in acquisitions	(31)	—	(31)	(1,179)	—	(1,179)

Net cash provided by (used in) investing activities	(7,314)	—	(7,314)	(23,751)	—	(23,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	279,885	—	279,885	—	—	—
Payments to line of credit	(271,519)	—	(271,519)	(25,000)	—	(25,000)
Payments of short-term loans	—	—	—	(1,923)	—	(1,923)
Principal payments on long-term debt and capital leases	(7,920)	—	(7,920)	1,939	—	1,939
Proceeds from issuance of common stock	3,710	—	3,710	112,139	—	112,139

Net cash provided by (used in) financing activities	4,156	—	4,156	87,155	—	87,155
Effect of exchange rate changes on cash and cash equivalents	(414)	—	(414)	(3,898)	—	(3,898)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,313)	—	(21,313)	(8,307)	—	(8,307)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	76,407	—	76,407	84,714	—	84,714

CASH AND CASH EQUIVALENTS, END OF YEAR (See Note 5)	$55,094	$—	$55,094	$76,407	$—	$76,407

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
     The following table summarizes our outstanding and exercisable stock options as of March 31, 2006:

	Options Outstanding			Exercisable Options
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual	Exercise Price	Exercisable	Exercise Price
$ 0.00 - $ 3.95	1,249,039	5.61	$3.79	640,610	$3.71
4.13 - 4.94	845,556	5.23	4.72	242,970	4.70
4.98 - 5.05	727,167	6.90	5.04	454,339	5.05
5.09 - 8.02	724,721	6.47	6.45	426,630	6.55
8.19 - 9.65	722,539	5.81	9.08	434,145	8.94
9.75 - 11.25	691,431	6.96	10.26	524,189	10.21
11.30 - 14.25	700,461	5.33	12.95	654,638	12.90
14.40 - 19.06	899,298	5.48	17.32	829,253	17.43
19.38 - 37.31	312,950	4.18	24.57	312,950	24.57
51.38 - 51.38	3,250	4.03	51.38	3,250	51.38

$ 0.00 - $ 51.38	6,876,412	5.83	$9.19	4,522,974	$10.74

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
/s/  PricewaterhouseCoopers LLP
San Jose, California
October 13, 2006

Supplementary Financial Data
     Selected Quarterly Financial Data (Unaudited) for the two year period ended March 31, 2006.
QUARTERLY FINANCIAL DATA

	Year Ended March 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
As reported
Net sales	$117,451	$124,595	$106,824	$110,351
Gross profit	33,734	43,476	41,996	42,112
Net income (loss)	$(3,587)	$(1,545)	$2,979	$2,437

Basic net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Diluted net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Shares used in basic net income (loss) per share calculations	47,812	47,963	48,019	48,216
Shares used in diluted net income (loss) per share calculations	47,812	47,963	48,789	50,178
Adjustments
Net sales	$—	$—	$—	$—
Gross profit	(26)	(26)	(20)	—
Net income (loss)	$(107)	$(91)	$(190)	$—

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Shares used in basic net income (loss) per share calculations	47,812	47,963	48,019	48,216
Shares used in diluted net income (loss) per share calculations	47,812	47,963	48,789	50,178
As restated
Net sales	$117,451	$124,595	$106,824	$110,351
Gross profit	33,708	43,450	41,976	42,112
Net income (loss)	$(3,694)	$(1,636)	$2,789	$2,437

Basic net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Diluted net income (loss) per share	$(0.08)	$(0.03)	$0.06	$0.05

Shares used in basic net income (loss) per share calculations	47,812	47,963	48,019	48,216
Shares used in diluted net income (loss) per share calculations	47,812	47,963	48,789	50,178

	Year Ended March 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
As reported
Net sales	$139,425	$168,606	$161,383	$143,573
Gross profit	27,095	30,848	27,569	36,745
Net loss	$(2,286)	$(1,831)	$(11,644)	$(1,781)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.24)	$(0.04)

Shares used in basic and diluted net loss per share calculations	47,179	47,428	47,553	47,678
Adjustments
Net sales	$—	$—	$—	$—
Gross profit	(21)	(15)	(1)	(5)
Net income (loss)	$(98)	$(56)	$(27)	$(20)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Shares used in basic and diluted net loss per share calculations	47,179	47,428	47,553	47,678
As restated
Net sales	$139,425	$168,606	$161,383	$143,573
Gross profit	27,074	30,833	27,568	36,740
Net loss	$(2,384)	$(1,887)	$(11,671)	$(1,801)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.25)	$(0.04)

Shares used in basic and diluted net loss per share calculations	47,179	47,428	47,553	47,678
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
     See Index to Consolidated Financial Statements under Item 8 on page 4 of this Annual Report on Form 10-K/A (Amendment No. 3).
     (2) Financial Statement Schedule
     See Index to Consolidated Financial Statements under Item 8 on page 43 of the originally filed Annual Report on Form 10-K.
     (3) Exhibits
     The exhibits listed in the Index to Exhibits below in this Amendment No. 3 is incorporated herein by reference as the list of exhibits required as part of this report.
     (b) Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
2.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.3	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

4.4	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002

10.1*	Form of Indemnity Agreement entered into between the Company and certain directors.	S-1	10.1	333-66184	7/19/1993

10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995

10.3*	Company’s 1993 Employee Stock Purchase Plan and related offering document.	S-1	10.3	333-66184	7/19/1993

10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document	S-1	10.4	333-66184	7/19/1993

10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993

10.6*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.	10-K	10.27	000-22430	6/19/2001

10.7†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	10.28	000-22430	8/14/2001

10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002

10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002

10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002

10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003

10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003

10.13*	Change-In-Control Agreement between the Company and Stephen S Schwartz dated as of October 20, 2003.	10-Q	10.47	000-22430	11/12/2003

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004

10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers.	10-K	10.33	000-22430	6/10/2004

10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004

10.17*	Company’s Compensation Program for Non-employee Directors.	10-K	10.17	000-22430	10/13/2006

10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004

10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004

10.20	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.	10-Q	10.47	000-22430	8/5/2004

10.21*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004

10.22*	Forms of Restricted Stock Award Agreement for restricted stock awarded to directors, Restricted Stock Award Agreement for restricted stock units awarded to directors, Restricted Stock Award Agreement for restricted stock awarded to employees, and Restricted Stock Award Agreement for restricted stock units awarded to employees.	10-K	10.22	000-22430	10/13/2006

10.23*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004

10.24	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004

10.25*	Employment Agreement between the Company and Warren Kocmond, Jr., (corrected as of May 16, 2005).	10-K	10.52	000-22430	6/29/2005

10.26*	Change-in-Control Agreement between the Company and Robert J. Nikl dated November 3, 2004.	10-K	10.53	000-22430	6/29/2005

10.27*	Change-in-Control Agreement between the Company and Anthony C Bonora dated November 3, 2004.	10-K	10.54	000-22430	6/29/2005

10.28‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005

10.29	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005

10.30*	Summary of Executive Bonus Plan (revised 2006)	10-K	10.30	000-22430	10/13/2006

10.31	Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005.	10-K	10.58	000-22430	6/29/2005

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
10.32*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through August 23, 2005.	8-K	99.1	000-22430	8/29/2005

10.33*	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe	10-Q	10.60	000-22430	11/9/2005

10.34	Amendment Number Two to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated November 21, 2005.	10-Q	10.61	000-22430	2/6/2006

10.35	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006

10.36*	First Amendment dated December 16, 2005, to Change-in-Control Agreement dated October 20, 2003, between the Company and Stephen S. Schwartz.	8-K	99.1	000-22430	12/16/2005

10.37‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006

10.38‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006

10.39*	Separation Agreement and Release of All Claims between the Company and Warren C. Kocmond, dated May 31, 2006.	10-K	10.39	000-22430	10/13/2006

10.40*	Change-in-Control Agreement between the Company and Steve Debenham, dated May 22, 2006.	10-K	10.40	000-22430	10/13/2006

10.41*	Change-in-Control Agreement between the Company and Alan S. Lowe, dated May 22, 2006	10-K	10.41	000-22430	10/13/2006

10.42	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006

21.1	Subsidiaries of Asyst Technologies, Inc.	10-K	21.1	000-22430	10/13/2006

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

By:	/S/ MICHAEL A. SICURO

Michael A. Sicuro
Chief Financial Officer

By:	/S/ AARON L. TACHIBANA

Aaron L. Techibana
Principal Accounting Officer
Date: February 1, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
2.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Bylaws of the Company.	S-1	3.2	333-66184	7/19/1993

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of DEF Incorporation, filed October 5, 2000.	14A	App.	000-22430	7/31/2000

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001

4.3	Registration Rights Agreement dated as of July 3, 2001 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and ABN Amro Rothschild LLC.	10-Q	4.4	000-22430	8/14/2001

4.4	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002

10.1*	Form of Indemnity Agreement entered into between the Company and certain directors.	S-1	10.1	333-66184	7/19/1993

10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995

10.3*	Company’s 1993 Employee Stock Purchase Plan and related offering document.	S-1	10.3	333-66184	7/19/1993

10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan and related offering document.	S-1	10.4	333-66184	7/19/1993

10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993

10.6*	Employment Agreement between the Company and Stephen S. Schwartz, Ph.D., dated January 11, 2001.	10-K	10.27	000-22430	6/19/2001

10.7†	Agreement on Bank Transactions between Asyst Japan, Inc., or AJI, and Tokyo Mitsubishi Bank dated March 13, 2001.	10-Q	10.28	000-22430	8/14/2001

10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002

10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002

10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003

10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003

10.13*	Change-In-Control Agreement between the Company and Stephen S Schwartz dated as of October 20, 2003.	10-Q	10.47	000-22430	11/12/2003

10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004

10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers.	10-K	10.33	000-22430	6/10/2004

10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004

10.17*	Company’s Compensation Program for Non-employee Directors.	10-K	10.17	000-22430	10/13/2006

10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004

10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004

10.20	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated May 15, 2004.	10-Q	10.47	000-22430	8/5/2004

10.21*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004

10.22*	Forms of Restricted Stock Award Agreement for restricted stock awarded to directors, Restricted Stock Award Agreement for restricted stock units awarded to directors, Restricted Stock Award Agreement for restricted stock awarded to employees, and Restricted Stock Award Agreement for restricted stock units awarded to employees.	10-K	10.22	000-22430	10/13/2006

10.23*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004

10.24	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004

10.25*	Employment Agreement between the Company and Warren Kocmond, Jr., (corrected as of May 16, 2005).	10-K	10.52	000-22430	6/29/2005

10.26*	Change-in-Control Agreement between the Company and Robert J Nikl dated November 3, 2004.	10-K	10.53	000-22430	6/29/2005

10.27*	Change-in-Control Agreement between the Company and Anthony C Bonora dated November 3, 2004.	10-K	10.54	000-22430	6/29/2005

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
10.28‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005

10.29	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005

10.30*	Summary of Executive Bonus Plan (revised 2006).	10-K	10/30	000-22430	10/13/2006

10.31	Waiver and Amendment Number One to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated June 27, 2005.	10-K	10.58	000-22430	6/29/2005

10.32*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through August 23, 2005.	8-K	99.1	000-22430	8/29/2005

10.33*	Employment Agreement dated as of August 29, 2005, between the Company and Alan S. Lowe.	10-Q	10.60	000-22430	11/9/2005

10.34	Amendment Number Two to Amended and Restated Loan and Security Agreement between the Company and Comerica Bank, dated November 21, 2005.	10-Q	10.61	000-22430	2/6/2006

10.35	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006

10.36*	First Amendment dated December 16, 2005, to Change-in-Control Agreement dated October 20, 2003, between the Company and Stephen S. Schwartz.	8-K	99.1	000-22430	12/16/2005

10.37‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006

10.38‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006

10.39*	Separation Agreement and Release of All Claims between the Company and Warren C. Kocmond, dated May 31, 2006.	10-K	10.39	000-22430	10/13/2006

10.40*	Change-in-Control Agreement between the Company and Steve Debenham, dated May 22, 2006.	10-K	10.40	000-22430	10/13/2006

10.41*	Change-in-Control Agreement between the Company and Alan S. Lowe, dated May 22, 2006.	10-K	10.41	000-22430	10/13/2006

10.42	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006

21.1	Subsidiaries of Asyst Technologies, Inc.	10-K	21.1	000-22430	10/13/2006

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document