Form 10-Q
period 2007-12-31
ASYST TECHNOLOGIES INC
filed 2008-02-01
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of January 29, 2008 was 49,693,855.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	December 31,	March 31,
	2007	2007 (1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,044	$99,701
Accounts receivable, net	133,692	125,889
Inventories	32,983	51,797
Deferred income taxes	11,418	12,764
Prepaid expenses and other current assets	7,132	15,124

Total current assets	263,269	305,275
Property and equipment, net	25,857	25,138
Goodwill	87,704	83,723
Intangible assets, net	29,102	41,994
Other assets	14,817	9,556

Total assets	$420,749	$465,686

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$28,705	$1,453
Current portion of long-term debt and capital leases	6,196	58,949
Accounts payable	68,092	76,365
Accounts payable-related parties	19,332	24,922
Accrued and other liabilities	63,338	83,211
Deferred margin	7,389	10,880

Total current liabilities	193,052	255,780
LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	99,586	86,412
Deferred tax liability	10,374	13,124
Other long-term liabilities	18,804	15,559

Total long-term liabilities	128,764	115,095

COMMITMENTS AND CONTINGENCIES (see Note 15)
MINORITY INTEREST	137	130
SHAREHOLDERS’ EQUITY:
Common stock, no par value:
Authorized shares — 300,000,000; Outstanding shares — 49,688,691 and 49,306,925 shares at December 31, 2007 and March 31, 2007, respectively	488,124	481,624
Accumulated deficit	(387,547)	(385,216)
Accumulated other comprehensive loss	(1,781)	(1,727)

Total shareholders’ equity	98,796	94,681

Total liabilities, minority interest and shareholders’ equity	$420,749	$465,686

(1)	The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$106,475	$126,135	$362,931	$365,765
Cost of sales	73,914	88,019	251,344	252,082

Gross profit	32,561	38,116	111,587	113,683

Operating expenses:
Research and development	10,526	7,690	27,900	25,679
Selling, general and administrative	20,873	21,831	66,026	63,669
Amortization of acquired intangible assets	2,970	5,912	13,898	14,461
Restructuring and other charges	38	—	1,019	1,784

Total operating expenses	34,407	35,433	108,843	105,593

(Loss) income from operations	(1,846)	2,683	2,744	8,090

Interest and other income (expense), net:
Interest income	708	552	1,769	1,828
Interest expense	(2,134)	(2,678)	(7,029)	(6,624)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	—	—	(3,135)	—
Other income, net	1,855	800	3,679	2,596

Interest and other income (expense), net	429	(1,326)	(4,716)	(2,200)

(Loss) income before income taxes and minority interest	(1,417)	1,357	(1,972)	5,890
Benefit from (provision for) income taxes	562	(1,569)	1,203	(7,661)
Minority interest	(12)	(11)	(25)	(1,760)

Net loss prior to cumulative effect of change in accounting principle	(867)	(223)	(794)	(3,531)
Cumulative effect of change in accounting principle	—	—	—	103

Net loss	$(867)	$(223)	$(794)	$(3,428)

Basic net loss per share prior to cumulative effect of change in accounting principle	($0.02)	($0.00)	($0.02)	($0.07)
Cumulative effect of change in accounting principle	—	—	—	0.00

Basic net loss per share	($0.02)	($0.00)	($0.02)	($0.07)

Diluted net loss per share prior to cumulative effect of change in accounting principle	($0.02)	($0.00)	($0.02)	($0.07)
Cumulative effect of change in accounting principle	—	—	—	0.00

Diluted net loss per share	($0.02)	($0.00)	($0.02)	($0.07)

Shares used in computing basic net loss per share	49,750	49,028	49,622	48,829

Shares used in computing diluted net loss per share	49,750	49,028	49,622	48,829

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(794)	$(3,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,335	20,074
Amortization of deferred financing costs	990	937
Allowance for doubtful accounts	(1,995)	(7,638)
Foreign exchange transaction losses	739	—
Minority interest in net income in consolidated subsidiary	25	1,760
Loss on disposal of fixed assets	81	366
Write-off of fees related to early extinguishment of debt	2,431	—
Stock-based compensation expense	5,177	4,688
Non-cash restructuring charges	106	188
In-process research and development	—	1,519
Cumulative effect of change in accounting principle	—	(103)
Amortization of lease incentive payments	(468)	(468)
Deferred taxes, net	(5,924)	(6,718)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,250	19,163
Inventories	20,633	(24,781)
Prepaid expenses and other assets	8,362	(8,597)
Accounts payable, accrued and other liabilities and deferred margin	(41,239)	47,576

Net cash provided by operating activities	8,709	44,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(10,000)
Sales or maturity of investments	—	25,290
Purchase of additional investment in subsidiary	—	(105,295)
Purchases of property and equipment, net	(6,214)	(6,392)

Net cash (used in) investing activities	(6,214)	(96,397)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	194,496	212,192
Payments on lines of credit	(169,255)	(212,780)
Dividends paid to minority shareholders of ATJ	—	(6,317)
Proceeds from long-term debt, net of financing fees	119,130	82,340
Principal payments on long-term debt and capital leases	(170,336)	(21,786)
Proceeds from issuance of common stock	1,323	2,392

Net cash (used in) provided by financing activities	(24,642)	56,041

Effect of exchange rate changes on cash and cash equivalents	490	(520)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,657)	3,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,701	94,622

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,044	$98,284

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited Condensed Consolidated Financial Statements of Asyst Technologies, Inc. and its subsidiaries (“Asyst” or the “Company”) as of December 31, 2007, and for the three and nine months ended December 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries during the three and nine months ended December 31, 2007 considered necessary for a fair presentation of the financial position and operating results for the interim periods presented have been included. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiaries, Asyst Japan, Inc. (“AJI”) and Asyst Technologies Japan, Inc. The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, goodwill and intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the three and nine months ended December 31, 2007 is not necessarily indicative of the results for the entire fiscal year ending March 31, 2008 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
     In October 2002, we purchased a 51.0 percent interest in Asyst Shinko, Inc., in conjunction with a joint venture we formed with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1 percent of the outstanding capital stock of Asyst Shinko, Inc. and, as a result, now own 95.1 percent of Asyst Shinko, Inc. At any time, we have an option to purchase, or could be required to purchase, the remaining 4.9 percent of Asyst Shinko, Inc.
     In September 2007, we changed the name of Asyst Shinko, Inc. to Asyst Technologies Japan, Inc. ( “ATJ”). All references to ATJ in the accompanying unaudited Condensed Consolidated Financial Statements are to our majority-owned subsidiary Asyst Technologies Japan, Inc. (formerly Asyst Shinko, Inc. or “ASI”).
     In our Form 10-Q filed on November 8, 2007, we corrected certain errors in our prior year segment information. These errors related to the allocation of the costs for write-up of inventories, in process research and development and amortization of intangibles from our July 14, 2006 purchase of an additional 44.1 percent interest in the outstanding capital stock of ATJ. The incremental effect of this purchase on our results of operations subsequent to July 14, 2006 was originally recorded in our Fab Automation Products operating segment. We subsequently determined that this incremental effect should have been recorded in our Automated Material Handling System (“AMHS”) operating segment. We have therefore corrected our prior year segment information to properly record this incremental effect. In addition, we also determined that our prior year amortization and depreciation amounts included in our segment disclosures were not correct. These corrections, none of which affected our consolidated financial results included in our primary financial statements, are more fully described in the “Explanatory Note” to Note 12, “Reportable Segments.”
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact that EITF 07-3 will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first quarter of our fiscal year 2010. We are currently evaluating the impact that SFAS No. 141R will have on our consolidated financial statements.
3. ACCOUNTING CHANGES
     We adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) on April 1, 2007. EITF 06-2 requires companies to accrue the cost of such compensated absences over the service period. We adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $1.1 million and a corresponding $1.1 million reduction to our retained earnings in the first quarter of our fiscal year 2008.
     We also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with provisions of this statement. See Note 10, “Income Taxes,” for further discussion.
4. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $387.5 million, and have incurred net losses during each of the last six fiscal years. In recent years, we have funded our operations through operating cash flows and through the issuance of debt and equity securities. Cash and cash equivalents aggregated a total of $78.0 million at December 31, 2007. We expect that our ATJ subsidiary will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.

     We have a significant amount of outstanding indebtedness:
On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a $52.5 million revolving credit facility. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We initially elected to borrow against this credit facility in Yen LIBOR and incurred an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of December 31, 2007, we had borrowings outstanding of approximately $106 million under the credit facility (with $12.3 million in available borrowing used to support two standby letters of credit issued under the credit facilities). See Note 13, “Debt,” below in this Form 10-Q for additional detail describing this credit agreement.
We used a portion of the proceeds from this new credit facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated as of July 27, 2007.
We also used approximately $69.9 million in proceeds from this new credit facility, along with approximately $17.8 million from our available cash, to redeem $86.3 million in 5 3/4 percent subordinated convertible notes which were scheduled to mature on July 3, 2008. The total payment included the outstanding principal amount, an early payment redemption premium of approximately 0.82 percent, and accrued interest. The redemption date was August 27, 2007.
     Due to the cyclical and uncertain nature of cash flows and collections from our customers, we may periodically incur borrowings which could cause us to exceed the permitted total leverage ratios under the credit agreement. In addition, our covenants under the credit agreement require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; a continued softening of demand for our products could cause our trailing twelve-month EBITDA to fall below required levels. Under any such scenario, we would be required to pay down a certain portion of the outstanding borrowings from cash to maintain compliance with its financial covenants, unless we received an amendment or waiver. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements. If we are unable to meet any such covenants, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings. We were in compliance with our debt covenants as of December 31, 2007.
     The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as account receivables and inventories. Alternatively, continued or further softening of demand for our products may cause us to fund additional losses in the future. At some point in the future, we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financing options may not be available to us on a timely basis, if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses and harm our business.
5. SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large-volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment and delivery. Our primary shipping terms are FOB shipping point, which results in the transfer of title and recognition of product revenue at the time of shipment to our customers.

Certain of our product sales are accounted as multiple-element arrangements. We allocate consideration to multiple-element arrangements based on relative objective evidence of fair values, which we determine based on prices charged for such products when sold on a stand-alone basis. If we have met defined customer acceptance experience levels with both the customer and the specific type of product, we recognize the product revenue at the time of shipment and transfer of title, and recognize the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. We recognize revenue for spare parts sales at the time of shipment and the transfer of title. We defer all revenues and all costs for items that do not meet our revenue recognition policy, and these amounts are reflected in the Condensed Consolidated Balance Sheets under “Deferred margin.” We recognize revenue related to maintenance and service contracts ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in the Condensed Consolidated Balance Sheets under “Accrued and other liabilities.”
     We recognize revenue for long-term construction-type contracts in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We use the percentage-of-completion method to calculate revenue and related costs for our semiconductor and flat panel display AMHS projects due to the contracts being long-term in nature. Revenue and related costs are recognized only when estimates of the cost to complete and extent of progress toward completion of long-term contracts are available and reasonably dependable. We record revenue and unbilled receivables each period based on the percentage of completion to date on each contract, measured by costs incurred to date relative to the total estimated costs of each contract. The unbilled receivables amount is reclassified to trade receivables once the invoice is issued.
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
Comprehensive Income (Loss)
     Comprehensive income (loss) represents the change in equity from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners, related to unrealized gains and losses that have historically been excluded from net income and net loss and reflected instead in equity. The following table presents the changes in the components of comprehensive income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net loss, as reported	$(867)	$(223)	$(794)	$(3,428)
Net change in foreign currency translation adjustment	(168)	237	(39)	(1,070)
Net change in unrealized losses on investments	—	(7)	(15)	(18)

Comprehensive (loss) income	$(1,035)	$7	$(848)	$(4,516)

Net Loss Per Share
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income (loss) per share result from the assumed exercise of stock options and restricted stock awards using the treasury stock method. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share since the inclusion of dilutive securities would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(867)	$(223)	$(794)	$(3,428)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	49,750	49,028	49,622	48,829

Denominator for basic net loss per share	49,750	49,028	49,622	48,829

Effect of dilutive employee stock options and restricted stock units	—	—	—	—

Denominator for diluted net loss per share	49,750	49,028	49,622	48,829

Net loss per share — basic	$(0.02)	$(0.00)	$(0.02)	$(0.07)
Net loss per share — diluted	$(0.02)	$(0.00)	$(0.02)	$(0.07)
     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	As of
	December 31,
	2007	2006

Restricted stock awards and stock units	2,547	843
Stock options	5,048	5,801
Convertible notes	—	5,682

Total	7,595	12,326

6. BALANCE SHEET COMPONENTS
Cash Equivalents
     We consider all highly liquid investments with an original or remaining maturity of three months or less to be cash equivalents. As of December 31, 2007 and March 31, 2007, the carrying value of cash equivalents approximated their current fair market value.
Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	December 31,	March 31,
	2007	2007

Trade receivables	$60,170	$58,781
Trade receivables-related party	19	6
Unbilled receivables	64,427	62,201
Other receivables	11,393	9,057
Less: Allowance for doubtful accounts	(2,317)	(4,156)

Total	$133,692	$125,889

     We estimate our allowance for doubtful accounts based on a combination of specifically identified amounts and an additional reserve calculated based on the aging of receivables. Changes in circumstances (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends) may require us to further adjust our estimates of the recoverability of amounts due to us. We do not record interest on outstanding and overdue account receivables. All of our unbilled receivables are assets of ATJ. Payments related to unbilled receivables are expected to be received within one year from December 31, 2007, and are therefore classified within current assets in our Condensed Consolidated Balance Sheets.
     Our subsidiaries in Japan, AJI and ATJ, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three months ended December 31, 2007 and 2006, we sold approximately $50.7 million and $48 million, respectively, of account receivables without recourse. For the nine months ended December 31, 2007 and 2006, we sold approximately $102.8 million and $93 million, respectively, of accounts receivable without recourse. At December 31, 2007, we had approximately $2.0 million of such borrowings classified as “Short-term loans and notes payable” in our Condensed Consolidated Balance Sheets, secured by account receivable balances which did not meet the true sale criteria.
     Our other receivables include notes receivable from customers in Japan and Korea in settlement of trade account receivable balances.
     We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, customary local industry practices may differ and prevail in certain countries.
     Inventories
     Inventories consisted of the following:

	December 31,	March 31,
	2007	2007

Raw materials	$10,491	$15,462
Work-in-process	20,391	36,035
Finished goods	2,101	300

Total	$32,983	$51,797

     At December 31, 2007 and March 31, 2007, we had a reserve of $11.0 million and $11.4 million, respectively, for estimated excess and obsolete inventory.
     We outsource, through a long-term agreement, all of our Fab Automation Product manufacturing to Solectron Corporation (“Solectron”), hereinafter referred to as Flextronics International Ltd. (“Flextronics”) due to Flextronics’ acquisition of Solectron in October 2007. Flextronics purchases inventory for us which may later result in our being obligated to re-purchase inventory purchased by them for our benefit if the inventory is not used over certain specified periods of time per the terms of this agreement. We did not record any revenue for the sale of this inventory to Flextronics and we have fully reserved for any inventory buyback in excess of our demand forecast. At December 31, 2007 and March 31, 2007, total inventory held by Flextronics was $9.7 million and $14.2 million, respectively, of which $3.0 million and $3.2 million, respectively, were Asyst-owned and included in the inventory totals above. During the three months ended December 31, 2007 and 2006, we repurchased $0.7 million and $1.2 million of this inventory, respectively, that was not used by Flextronics in manufacturing our products. During the nine months ended December 31, 2007 and 2006, we repurchased $2.9 million and $2.8 million, respectively, of this inventory that was not used by Flextronics in manufacturing our products.

     Goodwill and Intangible Assets
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the nine months ended December 31, 2007 were as follows:

	Fab Automation	AMHS	Total

Balances at March 31, 2007	$3,397	$80,326	$83,723
Foreign currency translation	—	3,981	3,981

Balances at December 31, 2007	$3,397	$84,307	$87,704

     Intangible assets, net
     Intangible assets, net consisted of the following:

	December 31, 2007			March 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$84,615	$67,301	$17,314	$81,174	$56,818	$24,356
Customer base and other intangible assets	55,082	44,504	10,578	53,060	36,878	16,182
Licenses and patents	5,303	4,093	1,210	5,299	3,843	1,456

Total	$145,000	$115,898	$29,102	$139,533	$97,539	$41,994

     The change in the gross carrying amount of the intangible assets of $5.5 million related to foreign currency translation for the nine months ended December 31, 2007.
     All of our identified intangible assets are subject to amortization. Amortization of intangible assets was $3.1 million and $6.0 million for the three months ended December 31, 2007 and 2006, respectively. Amortization of intangible assets was $14.1 million and $14.7 million for the nine months ended December 31, 2007 and 2006, respectively. We include amortization expense in cost of sales and operating expenses in our Condensed Consolidated Statements of Operations.
     Expected future intangible amortization expense for the remainder of fiscal year 2008 and subsequent fiscal years is as follows:

Fiscal Year ending March 31,
Remainder of 2008	$3,077
2009	11,819
2010	7,300
2011	5,161
2012 and thereafter	1,745

Total	$29,102

     Accrued and other liabilities
     Accrued and other liabilities consisted of the following:

	December 31,	March 31,
	2007	2007

Income taxes payable	$8,033	$8,188
Warranty	11,165	11,982
Employee compensation	14,673	18,429
Customer deposits	1,873	14,086
Payable to Shinko for 4.9% share in ATJ	11,606	11,439
Other accrued expenses	15,988	19,087

Total	$63,338	$83,211

     Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Beginning balance	$10,972	$7,761	$11,982	$7,967
Accruals	1,846	4,732	7,412	10,636
Settlements	(1,837)	(2,634)	(7,135)	(8,866)
Foreign currency translation	184	(43)	(1,094)	79

Ending balance	$11,165	$9,816	$11,165	$9,816

7. ACQUISITION
     On July 14, 2006, we purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ATJ for a cash purchase price of JPY 11.7 billion (approximately U.S. $102 million at the July 14, 2006 exchange rate). This purchase increased our consolidated ownership of ATJ to 95.1 percent. We consummated the acquisition to further integrate our Fab Automation and AMHS businesses.
     The fair value of assets acquired and liabilities assumed were recorded in our condensed consolidated balance sheet as of July 14, 2006, the effective date of the acquisition, and the results of operations were included in our condensed consolidated statements of operations subsequent to July 14, 2006. We believe the purchase price reasonably reflects the fair value of the acquired business based on estimates of future revenues and earnings.
     At any time, subject to the other provisions of the share purchase agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of JPY 1.3 billion (approximately U.S. $11.6 million at the December 31, 2007 exchange rate).
     In accordance with EITF 00-4, AJI has accounted for the purchase option on a combined basis with the minority interest as a financing of the purchase of the remaining 4.9 percent minority interest, and as a result has accounted for the transaction as an acquisition of Shinko’s entire 49 percent interest of ATJ on July 14, 2006. Accordingly, AJI has recorded a liability, equivalent to the net present value of the JPY 1.3 billion fixed payment for the 4.9 percent remaining interest and the fixed annual dividend payment of JPY 65 million, accreting the resulting discount to interest expense over the twelve month period ending on the first potential exercise date. The liability in the amount of $11.6 million at December 31, 2007 has been classified within “accrued and other liabilities” in our Condensed Consolidated Balance Sheets.

     In accordance with SFAS No. 141, “Business Combinations,” the total purchase price was allocated to the 49 percent share of ATJ’s net tangible and identifiable intangible assets acquired, based on their estimated fair values as of July 14, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. A summary of the transaction is as follows:

Purchase Price:
Total cash consideration	$102,043
Liability to purchase remaining 4.9 percent interest plus future fixed dividends	11,480
Transaction costs	5,666

Total Purchase Price	$119,189

Allocation of purchase price to assets acquired and liabilities assumed:
Net tangible assets	$32,560
In-process research & development (“IPR&D”)	1,519

Acquired identifiable intangible assets:
Developed technology	29,008
Backlog	2,940
Customer relationships	16,464
Trademark	2,499
Deferred tax liabilities	(19,414)
Goodwill	53,613

Total Purchase Price	$119,189

     Net Tangible Assets
     The following table summarizes the estimated fair values of the net tangible assets acquired and liabilities assumed at the acquisition date:

Cash	$13,169
Accounts receivable	56,319
Inventories	21,462
Property plant and equipment	4,706
Other assets	1,935
Deferred tax assets, net	4,414
Accounts payable and other current liabilities	(59,587)
Long-term debt	(6,607)
Pension and other long-term liabilities	(3,251)

Net tangible assets acquired	$32,560

     Intangible Assets
     In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance, and estimates of future performance of ATJ. A portion of the excess of purchase price over fair value of net assets acquired was allocated to identifiable intangible assets. The fair value of identifiable intangible assets was determined based on a valuation using an income approach with estimates and assumptions provided by management. The fair values of identifiable intangible assets are based on estimates of future revenues and earnings to determine a discounted cash flow valuation of identifiable intangible assets that meets the separate recognition criteria of SFAS No. 141. The rates utilized to discount net cash flows to their present values were based on discount rates of 20 percent and 24 percent. We amortize developed technology and trademarks over five years, customer relationships over three years, and backlog over one year, using the straight-line method, with a weighted-average life of 4.4 years.
     We recorded total goodwill of approximately $53.6 million arising from the acquisition in our AMHS segment, which is not deductible for tax purposes.
     In-Process Research and Development (“IPR&D”) and Developed Technology
     We expensed IPR&D upon acquisition to research and development as it represented incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. We determined the $1.5 million value assigned to IPR&D through an independent analysis of data by a third-party appraiser who considered the importance of each project to our overall development plan, estimated costs to develop the purchased IPR&D into commercially viable products, estimated the resulting net cash flows from the projects when completed and discounted the net cash flows to their present value based on the percentage of completion of the IPR&D projects. We applied a discount rate of 24 percent to arrive at the present value of IPR&D at the time of acquisition.
     We also allocated a portion of the purchase price to developed technology. We valued the $29.0 million of acquired developed technology based in part on an independent analysis of data by a third-party appraiser who evaluated the developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The resulting amount was subject to a discount rate of 20 percent to arrive at the present value of developed technology at the time of acquisition.
     Minority Interest
     As a result of the acquisition on July 14, 2006, there was no remaining minority interest balance relating to ATJ. As of December 31, 2007, we recorded approximately $11.6 million as a liability for the Company’s obligation to purchase the remaining 4.9 percent of the outstanding capital stock of ATJ.
     Pro Forma Financial Information
     The following unaudited pro forma financial information presents the combined results of operations of Asyst Technologies, Inc. and ATJ as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Asyst Technologies, Inc. that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should therefore not be taken as representative of the future consolidated results of operations or financial condition of Asyst Technologies, Inc. Unaudited pro forma results were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006

Net sales	$126,135	$365,765

Pro forma net loss prior to cumulative effect of change in accounting principle	(223)	(5,302)
Cumulative effect of change in accounting principle	—	103

Pro forma net loss	$(223)	$(5,199)

Pro forma basic and diluted net loss per share prior to cumulative effect of change in accounting principle	$(0.00)	$(0.11)
Cumulative effect of change in accounting principle	—	0.00

Pro forma basic and diluted net loss per share	$(0.00)	$(0.11)

Shares used in the per share calculation
- Basic	49,028	48,829
- Diluted	49,028	48,829
8. STOCK-BASED COMPENSATION
     Stock Options Plans
     We have two stock option plans: the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are granted for either six or ten year periods and become exercisable ratably, typically over a vesting period of either three or four years, or as determined by the Board of Directors.
     Under the 2001 Plan, adopted in January 2001, 2,100,000 shares of common stock are reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At December 31, 2007, 179,759 shares were available for future issuance under this plan.
     Under the 2003 Plan, as most recently amended by our shareholders in September 2007, 5,900,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options and incentive stock options, and the issuance of restricted stock to employees and certain non-employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At December 31, 2007, 1,903,691 shares were available for future issuance under this plan.
     A summary of stock option activity in our stock option plans as of December 31, 2007, and activity during the nine months then ended, is as follows:

			Weighted-Average
	Total Number	Weighted-Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value

Options outstanding as of March 31, 2007	5,679,084	$9.66
Granted	—
Exercised	(182,335)	4.34
Cancelled	(448,532)	10.28

Options outstanding as of December 31, 2007	5,048,217	9.80	4.09	$8

Exercisable as of December 31, 2007	4,503,639	$10.23	4.08	$8

     The total intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was $0.02 million and $0.3 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2007 and 2006 was $0.4 million and $0.9 million, respectively. We calculate the intrinsic value of options exercised as the difference between the exercise price of the option and the market value of the stock on the date of exercise. As of December 31, 2007, there was $1.6 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock option plans. We expect to recognize the unrecognized compensation cost over a weighted-average period of 0.97 years. We did not realize any tax benefit realized from stock option exercises.
     Restricted Stock Awards and Restricted Stock Units
     Information with respect to non-vested restricted stock units and awards as of December 31, 2007, and activity during the nine months then ended, is as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding at March 31, 2007	1,124,500	$5.90
Granted	1,935,383	6.95
Vested	(190,767)	6.75
Cancelled	(322,441)	6.48

Outstanding at December 31, 2007	2,546,675	$6.56

     As of December 31, 2007, there was $12.1 million of unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize the unrecognized compensation over a weighted average period of 1.27 years.
     Stock Option Awards and Restricted Stock Units (“RSUs”) with Market and Performance Conditions
     We have granted stock option, restricted stock and restricted stock unit (“RSUs”) awards with market and performance conditions to our executive officers. These stock option, restricted stock and RSU awards vest upon the achievement of certain targets and are payable in shares of our common stock upon vesting, typically with a three-year market target or performance achievement period.
     The market condition stock option, restricted stock and RSU awards measure our relative market performance against that of other companies. The fair value of stock option, restricted stock and RSU awards containing a market condition are based on the market price or market capitalization of our stock on the grant date modified to reflect the impact of the market condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-vesting condition.
     The performance stock options and awards measure our relative performance against pre-established targets. The fair value of stock option awards and RSUs containing a performance condition are based on the market price of our stock on the grant date. Compensation cost is adjusted for subsequent changes in the expected outcome of the performance-vesting condition until the vesting date. We do not believe as of December 31, 2007 that the achievement of these performance criteria is probable and therefore we did not record any expense for these awards.
     A summary of activity for the awards and options with market and performance conditions as of December 31, 2007, and activity during the nine months then ended, is presented below:

      Market Condition Awards and Options

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value

Outstanding at March 31, 2007	317,679	$2.46
Awards granted	—	—
Awards cancelled	(87,013)	3.06

Balance at December 31, 2007	230,666	$2.23

      Performance Condition Awards and Options

		Weighted
	Number of	Average
	Shares	Grant Date Fair Value
Outstanding at March 31, 2007	—	—
Awards granted	484,358	$7.18
Awards cancelled	(74,028)	7.18

Balance at December 31, 2007	410,330	$7.18

     As of December 31, 2007, there was $0.2 million of total unrecognized compensation cost related to non-vested awards with market conditions and $2.9 million of total unrecognized compensation cost related to non-vested awards with performance conditions.
     Employee Stock Purchase Plan
     Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 3,000,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, not to exceed 15 percent of an employee’s compensation, at a price not less than 85 percent of the fair market value of the stock on specified purchase dates. We issued no shares under the Plan during the three months ended December 31, 2007 and 2006. We issued 129,634 shares and 107,656 shares during the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the number of shares purchased by employees under the Plan totaled 2,680,571.
      Share-Based Compensation Expense
     In connection with the adoption of SFAS No. 123(R), we reassessed our valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the blended volatility of our stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than a historical and implied volatility. Prior to the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility in deriving our expected volatility assumptions. We estimate the fair value of each option grant on the grant date using the Black-Scholes option valuation model and the straight-line attribution approach. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock and other factors. We use historical data to estimate option exercises and employee terminations within the valuation model. We derived the expected term of options granted from the output of the option valuation model, which represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.

     We estimate the fair value of market condition stock options and awards through use of a lattice-binomial option-pricing model based on a Monte Carlo simulation. Our determination of fair value of share-based payment awards using a Monte Carlo simulation is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected volatility of our stock price, the term of the awards, and actual and projected employee stock option exercise behaviors.
     Although the fair value of stock option awards and employee stock purchase plans are determined in accordance with SFAS No. 123(R) using an option-pricing model, the values determined may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     The following table summarizes the components of share-based compensation expense related to all stock option awards and employee stock purchase plans for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Stock-based compensation expense by category:
Cost of sales	$160	$221	$495	$454
Research and development	204	255	617	750
Selling, general and administrative	1,189	1,059	4,065	3,484

Total stock-based compensation expense	$1,553	$1,535	$5,177	$4,688

     We did not realize any tax benefit because of the full valuation allowance in the U.S.
     We calculated the fair value of stock option awards and employee stock purchase plans using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Employee Stock option plans:
Risk-free interest rate	—	4.7%	—	4.7%
Expected term of options (in years)	—	3.3	—	3.3
Expected volatility	—	67.0%	—	67.0%
Expected dividend yield	—	0.0%	—	0.0%
Weighted average grant date fair value	—	$2.07	—	$2.40
Employee Stock purchase plan:
Risk-free interest rate	5.0%	4.7%	5.1%	4.7%
Expected term of options (in years)	0.5	0.5	0.5	0.5
Expected volatility	36.4%	67.0%	41.1%	67.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value	$1.74	$2.39	$1.80	$2.42
     There were no options granted during the three and nine months ended December 31, 2007.

9. PENSION BENEFIT PLANS
     The following tables summarize the components of net periodic benefit costs for our pension plans:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Service cost	$299	$258	$863	$785
Interest cost	103	87	297	264
Expected return on plan assets	(107)	(99)	(308)	(302)

Amortization of prior service cost	(1)	(1)	(4)	(3)
Amortization of actuarial losses	5	5	15	15

Net periodic benefit cost	$299	$250	$863	$759

      Employer Contributions
     We previously disclosed in our Form 10-K for the fiscal year ended March 31, 2007 that we expected to contribute $1.8 million to the pension plans in our fiscal year 2008. As of December 31, 2007, we had contributed $1.3 million. We currently anticipate contributing an additional $0.5 million to the pension plans, for a total of $1.8 million in our fiscal year 2008.
10. INCOME TAXES

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Benefit from (provision for) income taxes	$562	$(1,569)	$1,203	$(7,661)
     We recorded a benefit from income taxes for the three months ended December 31, 2007 of $0.6 million, which included a tax benefit of $1.1 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition and a $0.1 million tax benefit that our other international subsidiaries primarily recorded, offset in part by a $0.6 million tax provision that ATJ recorded. Our effective tax rate differed from the U.S. statutory rate primarily due to tax provisions recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     The provision for income taxes for the three months ended December 31, 2006 was $1.6 million, which included a tax benefit of $2.3 million from the amortization of deferred tax liabilities recorded in connection with the ATJ acquisition and by a $0.1 million tax benefit recorded primarily by other international subsidiaries, partially offset by a $4.0 million tax provision recorded by ATJ. Our effective tax rate differed from the U.S. statutory rate primarily due to tax provisions recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     The benefit from income taxes for the nine months ended December 31, 2007 was $1.2 million, which included a tax benefit of $5.4 million from the amortization of deferred tax liabilities recorded in connection with the ATJ acquisition and by a $0.3 million tax benefit recorded primarily by other international subsidiaries, offset in part by a $4.5 million tax provision recorded by ATJ.
     The provision for income taxes for the nine months ended December 31, 2006 was $7.7 million, which included a tax benefit of $6.7 million from the amortization of deferred tax liabilities that we recorded in connection with the ATJ acquisition, partially offset by a $13.3 million tax provision that ATJ recorded and by a $1.1 million tax provision that our other international subsidiaries primarily recorded. Our effective tax rate differed from the U.S. statutory rate primarily due to tax provisions recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.

     Effective April 1, 2007, at the beginning of the first quarter of our fiscal year 2008, we adopted the provisions of FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.
     As a result of the implementation of FIN 48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with provisions of FIN 48. Additionally, we reclassified $1.3 million from current taxes payable to long-term taxes payable and reclassified $1.4 million from current taxes payable to current deferred taxes. Following adoption of FIN 48, our policy has been to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of April 1, 2007, we had accrued $0.8 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in the three and nine months ended December 31, 2007 and 2006.
     Our total unrecognized tax benefits as of April 1, 2007 (the date of adoption) and December 31, 2007 was $6.8 million and $7.2 million, respectively, none of which we expect to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2007 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2007 fiscal years remain subject to examination in Japan and Taiwan. We are currently under examination by the IRS for our fiscal year ended March 31, 2005. In addition, we have been notified that we will be audited in Japan for our 2005 through 2007 fiscal years. This audit may be concluded prior to the end of our current fiscal year. Therefore, there could be a change in our FIN 48 liability in the next twelve months. We are currently unable to estimate any change, or the potential impact on our tax provision, for the current fiscal year at this time.
11. RESTRUCTURING CHARGES
     The following table sets forth the restructuring activities during the nine months ended December 31, 2007:

	Severance and	Excess
	Benefits	Facilities	Total

Balance, March 31, 2007	$—	$788	$788
Reclassification from other long-term liability	—	41	$41
Additional accruals	629	391	1,020

Non-cash related utilization	—	(106)	(106)
Amounts paid in cash	(623)	(841)	(1,464)
Foreign currency translation	—	4	4

Balance, December 31, 2007	$6	$277	$283

     We incurred restructuring charges of $1.0 million for the nine months ended December 31, 2007, consisting of $0.6 million in charges for severance costs from a minor reduction in workforce and $0.4 million in charges for future lease commitments on excess facilities. The outstanding accrual amount at December 31, 2007 consists of future lease obligations on vacated facilities which we will pay in the remainder of our fiscal year 2008.

     The following table sets forth the restructuring activities during the nine months ended December 31, 2006:

	Severance and
	Benefits	Excess Facilities	Total

Balance, March 31, 2006	$—	$105	$105
Additional accruals	—	1,812	1,812
Reduction in accruals	—	(26)	(26)
Non-cash related utilization	—	(188)	(188)
Amounts paid in cash	—	(905)	(905)

Balance, December 31, 2006	$—	$798	$798

     We incurred restructuring charges of $1.8 million for the nine months ended December 31, 2006, consisting of $1.4 million in charges for future lease commitments for excess facilities, net of expected sublease income, moving costs of $0.2 million and impairment of leasehold improvements in vacated property of $0.2 million. The outstanding accrual balance of $0.8 million at December 31, 2006 consisted of future lease obligations on vacated facilities, in excess of estimated future sublease proceeds of approximately $0.2 million.
12. REPORTABLE SEGMENTS
     The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.
     We report the financial results of the following operating segments:
•	Automated Material Handling Systems (“AMHS”). Products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

•	Fab Automation Product. Products include interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters, EFEMs and connectivity software.
     Our operating segments do not record inter-segment revenue and, accordingly, there is none to be reported. We have sales and marketing, manufacturing, finance and administration groups. We allocate the expenses of these groups to each of our operating segments. We do not allocate interest and other income, interest expense, or taxes to our operating segments. The CODM evaluates each segment’s performance on the basis of income (loss) from operations. Although the CODM uses income (loss) from operations to evaluate the segments, there may be operating costs included in one segment which may benefit the other segment.
     With the exception of goodwill, we do not identify or allocate assets by operating segment, neither does the CODM evaluate operating segments using discrete asset information.
Explanatory Note
     In our Form 10-Q filed on November 8, 2007, we corrected certain errors in our prior year segment information. These errors related to the allocation of the costs for write-up of inventories, in process research and development and amortization of intangibles from our July 14, 2006 purchase of an additional 44.1 percent interest in the outstanding capital stock of ATJ. The incremental effect of this purchase on our results of operations subsequent to July 14, 2006 was originally recorded in our Fab Automation operating segment. We subsequently determined that this incremental effect should have been recorded in our AMHS operating segment. We have therefore corrected our prior year segment information to properly record this incremental effect. In addition, we also determined that our prior year amortization and depreciation amounts were not correct. These corrections had no affect on our consolidated financial results included in our primary financial statements.

     Operating segment information for the three and nine months ended December 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(as restated)		(as restated)

AMHS:
Net sales	$68,441	$77,847	$230,977	$216,595
Cost of Sales	52,308	58,620	177,171	165,061

Gross Profit	$16,133	$19,227	$53,806	$51,534

(Loss) income from operations	$(856)	$4,413	$(706)	$13,860

Fixed assets additions	$1,552	$773	$3,646	$4,441

Amortization and Depreciation	$3,831	$6,400	$15,931	$15,523

Fab Automation Products:
Net sales	$38,034	$48,288	$131,954	$149,170
Cost of Sales	21,606	29,399	74,173	87,021

Gross Profit	$16,428	$18,889	$57,781	$62,149

(Loss) income from operations	$(990)	$(1,730)	$3,450	$(5,770)

Fixed assets additions	$567	$142	$1,778	$2,046

Amortization and Depreciation	$1,326	$1,715	$4,394	$5,488

Consolidated:
Net sales	$106,475	$126,135	$362,931	$365,765
Cost of Sales	73,914	88,019	251,344	252,082

Gross Profit	$32,561	$38,116	$111,587	$113,683

(Loss) income from operations	$(1,846)	$2,683	$2,744	$8,090

Fixed assets additions	$2,119	$915	$5,424	$6,487

Amortization and Depreciation	$5,157	$8,115	$20,325	$21,011

     Total income (loss) from operations is equal to consolidated income (loss) from operations for the periods presented. We do not allocate interest and other income (expense), net to our individual segments.
     Significant customer sales as a percentage of net sales for the three and nine months ended December 31, 2007 and 2006, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Customer A	23.7%	22.0%	21.9%	19.8%
Customer B	8.5%	14.6%	10.1%	10.7%
Customer C	6.0%	9.2%	8.5%	11.9%
     No other customer accounted for more than 10 percent of our net sales for the three and nine months ended December 31, 2007 and 2006.

13. DEBT
     Debt and capital leases consisted of the following:

	December 31,	March 31,
	2007	2007

Convertible subordinated notes	$—	$86,250
Short-term loans	26,702	—

Long-term loans	105,560	58,782
Capital leases	222	329

Total debt and capital leases	105,782	145,361

Less: Current portion of long-term debt and capital leases	(6,196)	(58,949)

Long-term debt and capital leases, net of current portion	$99,586	$86,412

     At December 31, 2007, future maturities of all long-term debt and capital leases were as follows:

Fiscal Year Ending March 31,	Amount

Remainder of 2008	$130
2009	6,081
2010	12,199
2011	18,365
2012 and thereafter	69,007

Total	$105,782

     Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a $52.5 million revolving credit facility. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We initially elected to borrow against $137.5 million of this credit facility in Yen at the Yen LIBOR rate, incurring an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of December 31, 2007, we had borrowings outstanding of approximately $106 million under the credit facility (with $12.3 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We are amortizing approximately $4.0 million of bank fees, costs and related legal and other expenses as additional interest expense over the five-year term of the credit facility.
     The credit facilities contain financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures and indebtedness. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the credit agreement restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2013. In addition, the administrative agent currently requires us periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed $85 million on a U.S. dollar-equivalent basis. To date, we have relied on available cash and borrowings under our other credit lines in Japan to make these payments. The Key Bank credit facilities are secured by liens on substantially all of our assets, including the assets of certain subsidiaries. We were in compliance with our debt covenants as of December 31, 2007.

     We used a portion of the proceeds from this new credit facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated on July 27, 2007. The extinguishment and termination of the prior credit facility with Bank of America resulted in the write-off of the remaining fees that were previously capitalized for approximately $2.0 million.
     Convertible Subordinated Notes
     On August 27, 2007, we redeemed $86.3 million in 5 3/4 percent convertible subordinated notes in full by paying $87.7 million to the note holders. The payment amount included interest accrued through August 27, 2007 and an additional $0.7 million redemption premium payment representing approximately 0.82 percent of the outstanding principal amount of the notes. The payment amount comprised approximately $69.9 million of proceeds from the new credit facilities and approximately $17.8 million from our available cash. In conjunction with the extinguishment of our outstanding convertible subordinated notes during the second quarter of our fiscal year 2008, we wrote-off $0.4 million of unamortized fees.
     Other Debt Financing Arrangements
     As of December 31, 2007, we had lines of credit available in Japan for working capital purposes through our ATJ and AJI subsidiaries. The total available borrowing capacity as of December 31, 2007 was 7.7 billion Japanese Yen (or approximately U.S. $68.4 million at the exchange rate at December 31, 2007). Outstanding borrowings as of December 31, 2007 were 3.0 billion Japanese Yen (or approximately U.S. $26.7 million at the exchange rate at December 31, 2007). The applicable interest rates for the above-referenced lines are variable based on the Tokyo Interbank Offered Rate (TIBOR) (0.70 percent at December 31, 2007), plus margins of 0.30 percent to 1.25 percent. We have not provided any collateral related to the lines of credit in Japan. We have provided guarantees for a line of credit totaling 200 million Japanese Yen (or approximately U.S. $1.8 million at the exchange rate as of December 31, 2007); however, there was no outstanding indebtedness on this line as of December 31, 2007. These lines generally require ATJ and AJI to provide financial statements on a quarterly or semi-annual basis and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between ATJ and its foreign subsidiaries or parent.
14. RELATED-PARTY TRANSACTIONS
     Our Japan subsidiary, ATJ, has certain transactions with its minority shareholder, Shinko. Our other Japan subsidiary, AJI, has certain transactions with MECS Korea in which AJI is a minority shareholder. At December 31, 2007 and March 31, 2007, respectively, significant balances with Shinko and MECS Korea were as follows:

	December 31,	March 31,
	2007	2007

Accounts payable and notes payable due to Shinko	$19,319	$24,694
Accrued liabilities due to Shinko	313	304
Accrued liabilities due to Shinko relating to ATJ acquisition	11,606	11,439
Accounts receivable from MECS Korea	19	6
Accounts payable due to MECS Korea	13	228
Accrued liabilities due to MECS Korea	17	13
     In addition, the Condensed Consolidated Financial Statements reflect various products and administrative and information technology services ATJ purchased from Shinko. During the three and nine months ended December 31, 2007 and 2006, respectively, sales to and purchases from Shinko and MECS Korea were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Material and service purchases from Shinko	$12,174	$19,958	$41,333	$38,620
Sales to MECS Korea	33	35	57	39
Purchases from MECS Korea	192	250	459	274

15. COMMITMENTS AND CONTINGENCIES
     Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At December 31, 2007, the future minimum commitments under these leases were as follows:

Fiscal Year Ending March 31,	Capital Lease	Operating Lease

Remainder of 2008	$50	$1,868
2009	156	4,101
2010	8	3,235
2011	7	1,841
2012 and thereafter	4	2,762

Total	225	$13,807

Less: interest	(3)

Present value of minimum lease payments	222
Less: current portion of capital leases	(163)

Capital leases, net of current portion	$59

     Rent expense under our operating leases was approximately $1.5 million and $1.0 million for the three months ended December 31, 2007 and 2006, respectively; and approximately $4.1 million and $3.2 million for the nine months ended December 31, 2007 and 2006, respectively.
     Purchase Commitments
     At December 31, 2007, the total of non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $41.1 million.
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
     Following remand, we filed a motion for summary judgment that defendants infringe several claims of the ‘421 patent, and defendants filed a cross-motion seeking a determination of non-infringement. On March 31, 2006, the Court entered an order granting in part, and denying in part, the Company’s motion for summary judgment and at the same time denying defendants’ cross motion for summary judgment. The Court found as a matter of law that defendants’ IridNet system infringed the ‘421 Patent under 35 U.S.C. § 271(a), but denied without prejudice that portion of the motion regarding whether defendants’ foreign sales infringed under 35 U.S.C. § 271(f). On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. However, the verdict was subject to several post-trial motions, including motions by defendants to vacate the jury’s verdict in its entirety and for entry of judgment in their favor as a matter of law.
     On August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law on the issue of obviousness. The effect of the Court’s judgment was to invalidate our ‘421 patent in suit and dispose of the action in its entirety in favor of defendants. The Court also conditionally granted defendants’ motion for a new trial on the issue of obviousness in the event the Court’s judgment is vacated or reversed on appeal. The Court terminated without prejudice defendants’ other post-trial motions, including motions challenging the award of damages. However, in so doing, the Court noted substantial legal questions with respect to the damages award, in particular that only a portion of our damages may be attributed directly to the patented Smart Traveler System, and stated that the Court’s present inclination would be to grant a new trial or remittitur in the event that the Court’s present judgment is vacated or reversed on appeal. We are appealing the Court’s judgment.
     Daifuku’s Patent Infringement Action Against Us
     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ATJ. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ATJ products infringe Japanese Patent No. 3304677 and Japanese Patent No. 3729787 (together, the “Patents-in-Suit”). The Court has reserved final ruling on the substantive issues in the case, including the nature and scope of infringement of the Patents-in-Suit. However, the Court has indicated a basis to find the ATJ products infringe several claims under the Patents-in-Suit and is assessing in what amount damages should be awarded in plaintiffs’ favor and against ATJ and Shinko. Specifically, the suit alleges infringement of the Patents-in-Suit by elements of identifiable Shinko products and of ATJ’s Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products, and Daifuku seeks significant monetary damages against both Shinko and ATJ in an amount to be determined but which could be material. The suit also seeks to enjoin future sales and shipments of ATJ’s OHS, OHT and related products. ATJ has asserted various defenses, including non-infringement of the asserted claims, and intends to continue to defend the matter vigorously. ATJ has also provided notice to Shinko concerning Shinko’s obligations to indemnify Asyst and AJI under certain claims in the event damages are awarded representing ATJ products during and prior to the term of the joint venture with Shinko. However, we cannot predict the outcome of this proceeding and an adverse ruling, including a final judgment awarding significant damages and enjoining sales and shipments of ATJ’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future profitability.
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

     Other Matters
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third-party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of December 31, 2007.
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
     16. SUBSEQUENT EVENT
     In January 2008, we established an additional line of credit in the amount of 1.5 billion Japanese Yen, increasing our total borrowing capacity under our lines of credit available in Japan to 9.2 billion Japanese Yen (or approximately U.S. $81.9 million at the exchange rate as of December 31, 2007). This additional line of credit does not require any collateral or guarantees from the Company. The terms for this additional line of credit are substantially the same as our other working capital line of credits in Japan which are disclosed in Note 13, “Debt.” As of the date of this filing, the entire amount of this additional line of credit remained available for borrowing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially, as a result of certain factors including but not limited to those discussed in “Risk Factors” in this report and our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Item 1A Risk Factors.”
     Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as filed in our Annual Report Form 10-K for the fiscal year ended March 31, 2007. Certain prior period amounts have been reclassified to conform to current period presentation.
     Unless expressly stated or the context otherwise requires, terms such as “we,” “our,” “us,” “ATI,” “Asyst” and “the Company” refer to Asyst Technologies, Inc. and our subsidiaries.
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
     We principally sell directly to the semiconductor and FPD manufacturing industries. We also sell to original equipment manufacturers (“OEMs”) that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process.
     We invoice a substantial portion of our revenues in Japanese yen and are subject to currency fluctuation rates. We generally translate the assets and liabilities of our Japanese operations and their subsidiaries using period-end exchange rates. We reflect translation adjustments as a component of “Accumulated other comprehensive income (loss)” in our Condensed Consolidated Balance Sheets.
     On October 16, 2002, we established a joint venture with Shinko Electric Co., Ltd., called Asyst Shinko Inc. In September 2007, we changed this entity’s name to Asyst Technologies Japan, Inc. (“ATJ”). The entity develops, manufactures, sells and supports Automated Materials Handling Systems (“AMHS”), with principal operations in Tokyo and Ise, Japan. Under terms of the original joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and retained the remaining 49.0 percent interest. On July 14, 2006, we purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ATJ for approximately $107.7 million of cash and transaction costs. This purchase increased our consolidated ownership of ATJ to 95.1 percent. We consummated the acquisition to further integrate our Fab Automation and AMHS businesses, allowing us to provide our customers a full range of product offerings.
     We recorded the fair value of assets acquired and liabilities assumed in our condensed consolidated balance sheet as of July 14, 2006, the effective date of the acquisition, and included the results of operations in our condensed consolidated results of operations subsequent to July 14, 2006. We believe the purchase price reasonably reflects the fair value of the business based on estimates of future revenues and earnings.
     Fab Automation and AMHS represent our two reportable segments:
•	The Fab Automation product segment, which consists principally of our interface products, auto-ID systems, substrate-handling robotics, sorters, EFEMs, connectivity software and continuous flow technology (“CFT”).

•	The AMHS segment, which consists principally of our automated transport and loading systems, semiconductor and flat panel display products.
     We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period-to-period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements or customer ability to finance such purchases; (4) relative competitiveness of our products; and (5) our ability to successfully manage the outsourcing of our manufacturing activities to meet customer demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2007 may not be indicative of our future operating results.
     We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
     Status of Material Weaknesses
     We concluded in Item 9A of our Form 10-K for fiscal year 2007 filed on June 12, 2007, that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2007. Item 9A provided a summary of material weaknesses outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2007, and other related information. Because these material weaknesses remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of December 31, 2007, together with a summary of these material weaknesses and the status of our remediation efforts.
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
     Management believes there have been no significant changes during the nine months ended December 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 other than our accounting for income taxes.

     Income Taxes. Effective April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). See Note 10, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
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
     We must assess the likelihood that we will be able to recover our deferred tax assets. To date, we have concluded recovery is not likely and, as such, we have recorded a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would decrease in the period in which we determined that the recovery was probable.
     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained following an audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit which is the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the determination period.
     Results of Operations for the Three and Nine Months Ended December 31, 2007 and 2006
     In our Form 10-Q filed on November 8, 2007, we corrected certain errors in our prior year segment information. These errors related to the allocation of the costs for write-up of inventories, in process research and development and amortization of intangibles from our July 14, 2006 purchase of an additional 44.1 percent interest in the outstanding capital stock of ATJ. The incremental effect of this purchase on our results of operations subsequent to July 14, 2006 was originally recorded in our Fab Automation Products operating segment. We subsequently determined that this incremental effect should have been recorded in our AMHS operating segment. We have therefore corrected our prior year segment information to properly record this incremental effect. These corrections, none of which affected our consolidated financial results included in our primary financial statements, are more fully described in the “Explanatory Note” to Note 12, “Reportable Segments,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006 (1)	2007	2006 (1)
		(as restated)		(as restated)
AMHS:
Net sales	$68,441	$77,847	$230,977	$216,595
Cost of Sales	52,308	58,620	177,171	165,061

Gross Profit	$16,133	$19,227	$53,806	$51,534

(Loss) income from operations	$(856)	$4,413	$(706)	$13,860

Fab Automation Products:
Net sales	$38,034	$48,288	$131,954	$149,170
Cost of Sales	21,606	29,399	74,173	87,021

Gross Profit	$16,428	$18,889	$57,781	$62,149

(Loss) income from operations	$(990)	$(1,730)	$3,450	$(5,770)

Consolidated:
Net sales	$106,475	$126,135	$362,931	$365,765
Cost of Sales	73,914	88,019	251,344	252,082

Gross Profit	$32,561	$38,116	$111,587	$113,683

(Loss) income from operations	$(1,846)	$2,683	$2,744	$8,090

1	— See Note 12, “Reportable Segments,” in Notes to Condensed Consolidated Financial Statements.
     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(as restated)		(as restated)
AMHS:
Net sales	64.3%	61.7%	63.6%	59.2%
Cost of Sales	49.1%	46.5%	48.8%	45.1%

Gross Profit	15.2%	15.2%	14.8%	14.1%

(Loss) income from operations	-0.8%	3.5%	-0.2%	3.8%

Fab Automation Products:
Net sales	35.7%	38.3%	36.4%	40.8%
Cost of Sales	20.3%	23.3%	20.4%	23.8%

Gross Profit	15.4%	15.0%	16.0%	17.0%

(Loss) income from operations	-0.9%	-1.4%	1.0%	-1.6%

Consolidated:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	69.4%	69.8%	69.3%	68.9%

Gross Profit	30.6%	30.2%	30.7%	31.1%

(Loss) income from operations	-1.7%	2.1%	0.8%	2.2%

Third Quarter of 2008 Compared to Third Quarter of 2007
Net Sales
Consolidated
     During the third quarter of our fiscal year 2008, consolidated net sales decreased by $19.7 million or 15.6 percent compared to the same period of the prior fiscal year. This decrease was driven by volume decreases of $6.2 million from semiconductor AMHS projects, $4.8 million from interface products, $3.0 million from flat panel displays, $1.7 million from Auto-ID systems, $1.5 million from service and $2.5 million from other products. Net sales for the three months ended December 31, 2007 as compared with the three months ended December 31, 2006 decreased by $6.1 million in North America, $5.0 million in Europe, $3.5 million in Japan, $3.5 million in Korea, $2.2 million in other APAC, and $0.7 million in Taiwan. The only region with an increase was China, which increased by $1.3 million. The geographical breakdown of consolidated net sales for the three months ended December 31, 2007 was 43.1 percent for Japan, 22.9 percent for Taiwan, 17.6 percent for North America, 8.6 percent for Europe, 3.7 percent for other APAC, 3.5 percent for China and 0.6 percent for Korea. Other APAC represents all Asia Pacific countries excluding Japan, Taiwan, China and Korea. Sales to end-users and OEMs for the three months ended December 31, 2007 were 77.9 percent and 22.1 percent, respectively.
AMHS
     Net sales for our AMHS segment during the third quarter of our fiscal year 2008 decreased by $9.4 million or 12.1 percent compared to the corresponding period of the prior fiscal year. This decrease was driven by volume decreases of $6.2 million in semiconductor AMHS projects, $3.0 million in flat panel displays and $0.2 million in service sales. The decrease was primarily driven by a decline in semiconductor AMHS volume attributed to customers in North America and other APAC regions reducing their capital investments due to the overall industry slowdown. Net sales for the three months ended December 31, 2007 as compared with the three months ended December 31, 2006 decreased by $4.5 million in Europe, $3.2 million in North America, $2.6 million in other APAC, $1.2 million in Korea, $0.7 million in Japan and $0.1 million in Taiwan. The only region with an increase was China, which increased by $2.9 million. The geographical breakdown of AMHS sales for the three months ended December 31, 2007 was 46.5 percent for Japan, 32.0 percent for Taiwan, 8.6 percent for North America, 6.4 percent for Europe, 4.2 percent for China, 1.5 percent for other APAC and 0.8 percent for Korea.
Fab Automation
     Net sales for our Fab Automation segment during the third quarter of our fiscal year 2008 decreased by $10.3 million or 21.2 percent compared to the same period of the prior fiscal year. This decrease was driven by volume declines of $2.5 million from 300mm loadports, $1.7 million from Auto-ID systems, $1.5 million from 200mm loadports, $1.2 million from service, $0.8 million from Plus Portals and $2.6 million from other Fab Automation products. Net sales for the three months ended December 31, 2007 as compared with the three months ended December 31, 2006 decreased by $2.9 million in North America, $2.8 million in Japan, $2.3 million in Korea, $1.6 million in China, $0.6 million in Taiwan and $0.5 million in Europe. These decreases were partially offset by a $0.4 million increase in other APAC. The geographical breakdown of Fab Automation sales for the three months ended December 31, 2007 was 37.0 percent for Japan, 33.9 percent for North America, 12.7 percent for Europe, 7.7 percent for other APAC, 6.4 percent for Taiwan, 2.2 percent for China, and 0.1 percent for Korea.
First Nine Months of 2008 Compared to First Nine Months of 2007
Net Sales
Consolidated
     During the nine months ended December 31, 2007, consolidated net sales decreased by $2.8 million or 0.8 percent compared to the corresponding period in the prior fiscal year. This decrease was primarily due to volume decreases of $18.0 million in interface products, $4.0 million in flat panel displays, $3.9 million in Auto-ID systems, $2.7 million in service, $1.5 million in robotics and $1.9 million in other products, partially offset by volume increases of $18.2 million from semiconductor AMHS projects and $11.0 million from Spartan Sorter and EFEM sales. Net sales for the nine months ended December 31, 2007 compared with the same period of the prior fiscal year decreased by $13.1 million in North America, $9.0 million in Taiwan and $0.9 million in Europe. These decreases were offset in part by increase of $7.3 million in Japan, $5.0 million in Korea, $4.8 million in China and $3.1 million in other APAC. The geographical breakdown of consolidated net sales for the nine months ended December 31, 2007 was 39.6 percent for Japan, 22.5 percent for Taiwan, 18.7 percent for North America, 7.6 percent for Europe, 4.1 percent for other APAC, 3.9 percent for China and 3.6 percent for Korea. Sales to end-users and OEMs for the nine months ended December 31, 2007 were 77.9 percent and 22.1 percent, respectively.
AMHS
     Net sales for our AMHS segment during the nine months ended December 31, 2007 increased by $14.4 million or 6.6 percent compared to the same period in the prior fiscal year. This increase was driven by a volume increase of $18.2 million from semiconductor AMHS projects along with a modest volume increase of $0.1 million from service sales, offset in part by a $4.0 million decrease in flat panel display volume. We attribute the semiconductor AMHS volume increase primarily to customers in Japan, Korea and China investing in capacity expansion. In contrast, Taiwan experienced a significant decline in shipment volume during this period which resulted in an $11.1 million decrease in sales. Net sales for the nine months ended December 31, 2007 compared with the same period of the prior fiscal year increased by $14.8 million in Japan, $7.5 million in Korea, $5.0 million in China and $1.1 million in Europe. These increases were partially offset by decreases of $11.1 million in Taiwan, $2.2 million in North America and $0.7 million in other APAC. The geographical breakdown for AMHS sales for the nine months ended December 31, 2007 was 43.3 percent for Japan, 30.2 percent for Taiwan, 9.9 percent for North America, 5.6 percent for Korea, 5.4 percent for Europe, 3.8 percent for China and 1.8 percent for other APAC.
Fab Automation
     Net sales for our Fab Automation segment during the nine months ended December 31, 2007 decreased by $17.2 million or 11.5 percent compared to the corresponding period of the prior fiscal year. This decrease was driven by volume declines of $8.3 million from 300mm loadports, $7.0 million from 200mm loadports, $3.9 million from Auto-ID systems, $2.8 million from service, $2.7 million from Plus Portals, $1.5 million from robotics and $2.0 million from other Fab Automation products. These declines were partially offset by $11.0 million volume increases in Spartan Sorter and EFEM sales to end-users and OEMs. Net sales for the nine months ended December 31, 2007 compared with the same period of the prior fiscal year decreased by $11.1 million in North America, $7.5 million in Japan, $2.5 million in Korea, $2.0 million in Europe and $0.2 million in China. These decreases were offset in part by increases of $3.9 million in other APAC and $2.2 million in Taiwan. The geographical breakdown of Fab Automation sales for the nine months ended December 31, 2007 was 34.3 percent for North America, 33.1 percent for Japan, 11.4 percent for Europe, 8.8 percent for Taiwan, 8.1 percent for other APAC, 4.0 percent for China and 0.3 percent for Korea.
Comparison of Expenses, Gross Margin, Interest & Other Income, and Income Taxes
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.4%	69.8%	69.3%	68.9%

Gross profit	30.6%	30.2%	30.7%	31.1%

Operating expenses:
Research and development	9.9%	6.1%	7.7%	7.0%
Selling, general and administrative	19.6%	17.3%	18.2%	17.4%
Amortization of acquired intangible assets	2.8%	4.7%	3.8%	4.0%
Restructuring and other charges	0.0%	0.0%	0.3%	0.5%

Total operating expenses	32.3%	28.1%	30.0%	28.9%

(Loss) income from operations	-1.7%	2.1%	0.8%	2.2%

Interest and other income (expense), net:
Interest income	0.7%	0.4%	0.5%	0.5%
Interest expense	-2.0%	-2.1%	-1.9%	-1.8%
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	0.0%	0.0%	-0.9%	0.0%
Other income, net	1.7%	0.6%	1.0%	0.7%

Interest and other income (expense), net	0.4%	-1.1%	-1.3%	-0.6%

(Loss) income before income taxes and minority interest	-1.3%	1.0%	-0.5%	1.6%
Benefit from (provision for) income taxes	0.5%	-1.2%	0.3%	-2.1%
Minority interest	0.0%	0.0%	0.0%	-0.5%

Net loss prior to cumulative effect of change in accounting principle	-0.8%	-0.2%	-0.2%	-1.0%
Cumulative effect of change in accounting principle	0.0%	0.0%	0.0%	0.0%

Net loss	-0.8%	-0.2%	-0.2%	-1.0%

Gross Margin
     Consolidated
     Consolidated gross profit for the three months ended December 31, 2007 was $32.6 million, which was $5.6 million lower than the corresponding period of the prior fiscal year primarily from sales volume decreases in semiconductor AMHS projects, interface products, flat panel displays, Auto-ID systems and service. The gross margin percentage for the three months ended December 31, 2007 was 30.6 percent, increasing by 0.4 percent from the corresponding period of the prior fiscal year. This overall increase in gross margin percentage reflects cost efficiencies achieved in our Fab Automation segment, offset in part by pricing pressures in our AMHS segment.
     Consolidated gross profit for the nine months ended December 31, 2007 was $111.6 million, which was $2.1 million lower than the same period of the prior fiscal year primarily from sales volume decreases in interface products, flat panel displays, Auto-ID systems, service and robotics, partially offset by volume increases in semiconductor AMHS projects and Spartan Sorter and EFEM sales. The gross margin percentage for the nine months ended December 31, 2007 was 30.7 percent, decreasing by 0.4 percent from the same period of the prior fiscal year. This overall decrease in gross margin percentage reflects pricing pressures in our Fab Automation segment, offset in part by pricing pressures in our AMHS segment.

     AMHS
     AMHS gross profit for the three months ended December 31, 2007 was $16.1 million with a gross margin of 23.6 percent, compared to $19.2 million gross profit or 24.7 percent gross margin for the three months ended December 31, 2006. The $3.1 million decrease in gross profit was primarily due to a $9.4 million decrease in AMHS sales followed by lower 300mm semiconductor average selling prices. The gross margin decrease of 1.1 percent primarily resulted from lower 300mm semiconductor average selling prices during this period.
     AMHS gross profit for the nine months ended December 31, 2007 was $53.8 million with a gross margin of 23.3 percent, compared to $51.5 million gross profit or 23.8 percent gross margin for the nine months ended December 31, 2006. The $2.3 million increase in gross profit resulted from $14.4 million volume increase in AMHS sales, offset in part by lower 300mm semiconductor average selling prices. The gross margin decrease of 0.5 percent primarily resulted from lower 300mm semiconductor average selling prices during this period.
     Fab Automation
     Fab Automation gross profit for the three months ended December 31, 2007 was $16.4 million with a gross margin of 43.2 percent compared to $18.9 million gross profit or 39.1 percent gross margin for the three months ended December 31, 2006. The $2.5 million decrease in gross profit primarily resulted from lower sales volume in our interface products (200mm and 300mm loadports and Plus Portals) and Auto-ID systems. We increased Fab Automation’s gross margin by 4.1 percent despite a decline in volume and gross profit during this period. Fab Automation’s 4.1 percent gross margin improvement was primarily driven by continued product cost reduction initiatives which created cost efficiencies in our manufacturing, supply chain, and other indirect cost of goods sold.
     Fab Automation gross profit for the nine months ended December 31, 2007 was $57.8 million with a gross margin of 43.8 percent compared to $62.1 million gross profit or 41.7 percent gross margin for the nine months ended December 31, 2006. The $4.3 million decrease in gross profit was due to lower sales volume in our interface products (200mm and 300mm loadports and Plus Portals) and Auto ID systems. We managed to increase Fab Automation’s gross margin by 2.1 percent despite experiencing a decline in volume and gross profit during this period. Fab Automation’s 2.1 percent gross margin improvement primarily resulted from continued product cost reduction initiatives which created cost efficiencies in our manufacturing, supply chain, and other indirect cost of goods sold.
Research and Development

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentages)	2007	2006	Change	2007	2006	Change

Research and development	$10,526	$7,690	$2,836	$27,900	$25,679	$2,221

Percentage of total net sales	9.9%	6.1%		7.7%	7.0%
     The research and development expense increase of $2.8 million for the three months ended December 31, 2007, compared to the same period in the prior fiscal year primarily resulted from increases of $1.9 million in new product development material expenses and $0.9 million in payroll-related costs due to increased headcount.
     The research and development expense increase of $2.2 million for the nine months ended December 31, 2007 compared to the same period in the prior fiscal year was primarily due to increases of $2.2 million in new product development material expenses and $2.1 million in payroll-related costs due to increased headcount. These increases were offset in part by a $1.5 million charge for in-process research and development related to the ATJ purchase transaction completed during the second quarter of the prior fiscal year and a $0.6 million decrease in all other miscellaneous research and development expenses.
     The research and development expenses may vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that we believe are necessary to develop enhancements to our current products as well as new products and product lines.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2007	2006	Change	2007	2006	Change

Selling, general and administrative	$20,873	$21,831	$(958)	$66,026	$63,669	$2,357

Percentage of total net sales	19.6%	17.3%		18.2%	17.4%
     The selling, general and administrative expense decrease of $1.0 million for the three months ended December 31, 2007 compared to the same period of fiscal year 2007 was primarily due to a decrease of $2.1 million in legal and accounting fees associated with the stock option investigation which occurred during the second and third quarter of the fiscal year 2007, along with decreases of $0.3 million in travel and $0.2 million in consulting expenses. These decreases were offset in part by an increase in payroll-related expenses of $1.2 million due to increased headcount and an increase in the provision for bad debts of $0.4 million.
     The selling, general and administrative expense increase of $2.4 million for the nine months ended December 31, 2007 compared to the same period of fiscal year 2007 was primarily due to a $5.6 million increase in our provision for bad debts, a $0.8 million increase in facility costs, a $0.6 million increase in outside services, a $0.4 million increase in employee recruitment fees, and a $0.4 million increase in all other miscellaneous expenses. These increases were partially offset by a decrease of $5.4 million in legal and accounting fees related to the stock option investigation. The $5.6 million increase in the bad debt provision was affected by a $7.7 million reversal in the bad debt provision in the same period of the prior fiscal year.
Amortization of Acquired Intangibles Assets

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2007	2006	Change	2007	2006	Change

Amortization of acquired intangible assets	$2,970	$5,912	$(2,942)	$13,898	$14,461	$(563)

Percentage of total net sales	2.8%	4.7%		3.8%	4.0%
     The decrease in the amortization expense for the three months ended December 31, 2007, compared with the corresponding period in the prior fiscal year was due to some of our acquired intangibles becoming fully amortized during the second quarter of our fiscal year 2008. During the nine months ended December 31, 2007 compared with the same period of the prior fiscal year, we experienced an increase in our acquired intangible base through our acquisition of an additional 44.1 percent interest in ATJ in July 2006, which contributed to an increase in our amortization expense for this period. This increase, however, was offset in part by some of our acquired intangibles becoming fully amortized during the second quarter of our fiscal year 2008, resulting in an overall decrease of $0.6 million in amortization expense for this period.
Restructuring Charges
     The following table summarizes the activities in our restructuring accrual that occurred during the three and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2007	2006	Change	2007	2006	Change

Restructuring charges	$38	$—	$38	$1,019	$1,784	$(765)

Percentage of total net sales	0.0%	0.0%		0.3%	0.5%

     We incurred restructuring charges of $0.04 million and $1.0 million during the three and nine months ended December 31, 2007 related to excess facility charges in connection with our Japan and Taiwan office relocation and consolidation.
     The outstanding restructuring accrual amount at December 31, 2007, as noted in the following table (in thousands), consists of future lease obligations on vacated facilities in excess of estimated future sublease proceeds which will be paid over the remainder of our fiscal year 2008. All remaining accrual balances are expected to be settled in cash:

	Severance and	Excess
	Benefits	Facilities	Total

Balance, March 31, 2007	$—	$788	$788
Reclassification from other long-term liability	—	41	$41
Additional accruals	629	391	1,020

Non-cash related utilization	—	(106)	(106)
Amounts paid in cash	(623)	(841)	(1,464)
Foreign currency translation	—	4	4

Balance, December 31, 2007	$6	$277	$283

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands)	2007	2006	Change	2007	2006	Change

Interest income	$708	$552	$156	$1,769	$1,828	$(59)
Interest expense	(2,134)	(2,678)	544	(7,029)	(6,624)	(405)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	—	—	—	(3,135)	—	(3,135)
Other income, net	1,855	800	1,055	3,679	2,596	1,083

Interest and other income (expense), net	$429	$(1,326)	$1,755	$(4,716)	$(2,200)	$(2,516)

     Interest income during the three months ended December 31, 2007 was higher, compared to the same period in the prior fiscal year, primarily due to higher average cash and investment balances. Our interest income during the nine months ended December 31, 2007 was slightly down from comparable periods in the prior fiscal year due to lower average cash and investment balances.
     Interest expense was lower for the three months ended December 31, 2007 due to lower loan balances and lower interest rates compared to the same period in fiscal year 2007. Interest expense was higher during the nine months ended December 31, 2007, compared to the same period in the prior fiscal year, due to additional debt incurred to finance the purchase of the additional 44.1 percent interest in the outstanding capital stock of ATJ.
     The write-off of fees related to the early extinguishment of debt and early redemption of convertible securities for the three and nine months ended December 31, 2007 was due to the write-off of $2.4 million in fees from early extinguishment of the credit facility with Bank of America and $0.7 million for the redemption of the 5 3/4 percent convertible subordinated notes.

     Other income, net was higher primarily due to realized foreign exchange gains and royalty income for the three and nine months ended December 31, 2007, as compared to the same periods of fiscal year 2007.
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a $52.5 million revolving credit facility. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow all of the credit facility at the Yen LIBOR rate, incurring an initial interest rate before tax of approximately 3.30 percent. As of December 31, 2007, we had borrowings outstanding of approximately $106 million.
Income Taxes

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2007	2006	Change	2007	2006	Change

Benefit from (provision for) income taxes	$562	$(1,569)	$2,131	$1,203	$(7,661)	$8,864

Percentage of total net sales	0.5%	-1.2%		0.3%	-2.1%
     The benefit from income taxes for the three months ended December 31, 2007 was $0.6 million, which included a tax benefit of $1.1 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition and by a tax benefit of $0.1 million recorded primarily by other international subsidiaries, offset in part by a $0.6 million tax provision recorded by ATJ. Our effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded at ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     The provision for income taxes for the three months ended December 31, 2006 was $1.6 million, which included a tax benefit of $2.3 million from the amortization of deferred tax liabilities recorded in connection with the ATJ acquisition and by a tax benefit of $0.1 million recorded primarily by other international subsidiaries, partially offset by a $4.0 million tax provision recorded by ATJ. Our effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     The benefit from income taxes for the nine months ended December 31, 2007 was $1.2 million, which included a tax benefit of $5.4 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition and by a tax benefit of $0.3 million recorded primarily by other international subsidiaries, offset in part by a $4.5 million tax provision recorded by ATJ.
     The provision for income taxes for the nine months ended December 31, 2006 was $7.7 million, which included a tax benefit of $6.7 million from the amortization of deferred tax liabilities recorded in connection with the ATJ acquisition, partially offset by a $13.3 million tax provision recorded by ATJ and by a tax provision of $1.1 million recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     Effective April 1, 2007, at the beginning of the first quarter of our fiscal year 2008, we adopted the provisions of FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.
     As a result of the implementation of FIN 48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with provisions of FIN 48. Additionally, we reclassified $1.3 million from current taxes payable to long-term taxes payable and reclassed $1.4 million from current taxes payable to current deferred taxes. Following adoption of FIN 48, our policy has been to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of April 1, 2007, we had accrued $0.8 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in the three and nine months ended December 31, 2007 and 2006, respectively.
     Our total unrecognized tax benefits as of April 1, 2007 (the date of adoption) and December 31, 2007 were $6.8 million and $7.2 million, respectively, none of which is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2007 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2007 fiscal years remain subject to examination in Japan and Taiwan. We are currently under examination by the IRS for our fiscal year ended March 31, 2005. In addition, we have been notified that we will be audited in Japan for our 2005 through 2007 fiscal years. This audit may be concluded prior to the end of our current fiscal year. Therefore, there could be a change in our FIN 48 liability in the next twelve months. We are currently unable to estimate any change, or the potential impact on our tax provision, for the current fiscal year at this time.
Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations.
     The tables below, for the periods indicated, provide selected condensed consolidated cash flow information:

	Nine Months Ended
	December 31,
(in thousands)	2007	2006

Net cash provided by operating activities	$8,709	$44,538
Net cash used in investing activities	(6,214)	(96,397)
Net cash (used in) provided by financing activities	(24,642)	56,041
Cash Flows from Operating Activities
     Net cash provided by operating activities for the nine months ended December 31, 2007 was $8.7 million and consisted of the following (in thousands):

Net loss	$(794)
Depreciation and amortization	19,335
Amortization of deferred financing costs	990
Stock-based compensation expense	5,177
Write-off of fees related to early extinguishment of debt	2,431
Deferred taxes, net	(5,924)
Other non-cash charges	(1,512)
Decrease in accounts receivable	1,250
Decrease in inventories	20,633
Decrease in prepaid expenses and other assets	8,362
Decrease in accounts payable, accrued liabilities and deferred margin	(41,239)

Net cash provided by operating activities	$8,709

     We received net cash of $8.7 million from operating activities during the nine months ended December 31, 2007, primarily driven by a $20.6 million decrease in inventory related to the completion of certain AMHS projects, $8.4 million decrease in prepaid expenses and other assets, $1.2 million decrease in accounts receivables, plus an additional $20.5 million in other non-cash charges, including $19.3 million in depreciation and amortization, $5.2 million in stock-based compensation expense, $2.4 million from write-off of fees related to early extinguishment of debt and $1.0 million from amortization of deferred financing costs. These increases in net cash were offset in part by a use of cash resulting from a $41.2 million decrease in accounts payable, accrued liabilities and deferred margin, primarily resulting from a $12.0 million decrease in customer deposits from AMHS long-term contracts achieving revenue recognition milestones under the percentage-of-completion method. The remainder of the decrease primarily related to lower accruals for employee compensation and inventory purchases.
     Our overall days sales outstanding (“DSO”) has increased to 101 days at December 31, 2007 from 93 days at March 31, 2007, and increased from 92 days at December 31, 2006. The DSO increases from December 31, 2006 to December 31, 2007 and from March 31, 2007 to December 31, 2007 were due to the timing of customer collections. We periodically engage in factoring programs for receivables as a method of effectively collecting cash on these assets.
     Our inventory turns were 7.2 times on an annualized basis for both the nine months ended December 31, 2007 and December 31, 2006, respectively.
     Net cash of $44.5 million was provided by operating activities for the nine months ended December 31, 2006, primarily due to a significant increase in inventory and corresponding changes in accounts payable and accrued liabilities resulting from an increase in work-in-progress on non-percentage of completion contracts at ATJ. These contracts require 100 percent completion before customer acceptance. These projects are relieved from inventory upon customer acceptance.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments and inventory levels.
Cash Flows from Investing Activities
     Net cash used in investing activities was $6.2 million for the nine months ended December 31, 2007 due to purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
     Net cash used in investing activities was $96.4 million for the nine months ended December 31, 2006, due to $105.3 million for additional investment in subsidiary, $15.3 million in net sales of short-term investments and $6.4 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
Cash Flows from Financing Activities
     Net cash used in financing activities was $24.6 million for the nine months ended December 31, 2007 was primarily due to principal reductions on long-term debt of $51.2 million, partially offset with $25.2 million in net proceeds from our lines of credit and $1.3 million in proceeds from the issuance of common stock under our employee stock programs.
     Net cash provided by financing activities was $56.0 million for the nine months ended December 31, 2006, due to $212.2 million in proceeds from the lines of credit in Japan, partially offset by $212.8 million in payments to such lines of credit and $2.4 million in proceeds from the issuance of common stock under our employee stock programs, net proceeds from borrowings of $60.5 million and dividends of $6.3 million.
Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a $52.5 million revolving credit facility. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow against $137.5 million of this credit facility in Yen at the Yen LIBOR rate, incurring an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of December 31, 2007, we had borrowings outstanding of approximately $106 million under the credit facility (with $12.3 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We are amortizing approximately $4.0 million of bank fees, costs and related legal and other expenses as additional interest expense over the five-year term of the credit facility.

     The credit facilities contain financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures and indebtedness. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the credit agreement restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2013. In addition, the administrative agent currently requires us periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed $85 million on a U.S. dollar-equivalent basis. To date, we have relied on available cash and borrowings under our other credit lines in Japan to make these payments. The Key Bank credit facilities are secured by liens on substantially all of our assets, including the assets of certain subsidiaries. We were in compliance with our debt covenants as of December 31, 2007.
     Our failure to pay amounts when due, our violation of covenants, or the occurrence of other events of default set forth in the credit agreement, could result in the termination of the credit agreement and/or the acceleration of any loan amounts then outstanding. For example, we may periodically incur borrowings which could cause us to exceed the permitted total leverage ratios under the credit agreement. In addition, our covenants under the credit agreement require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; a continued softening of demand for our products could cause our trailing twelve-month EBITDA to fall below required levels. Under any such scenario, we would be required to pay down a certain portion of the outstanding borrowings from cash to maintain compliance with its financial covenants, unless we received an amendment or waiver.
     We used a portion of the proceeds from this credit facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated as of July 27, 2007. The extinguishment and termination of the prior credit facility with Bank of America resulted in the write-off of the remaining fees that were previously capitalized for approximately $2.0 million.
Convertible Subordinated Notes
     On August 27, 2007 we redeemed $86.3 million in 5 3/4 percent convertible subordinated notes in full by paying $87.7 to the note holders. The payment amount included interest accrued through August 27, 2007 and an additional $0.7 million redemption premium payment representing approximately 0.82 percent of the outstanding principal amount of the notes. The payment comprised approximately $69.9 million of proceeds from the new credit facilities and approximately $17.8 million from our available cash. In conjunction with the extinguishment of our outstanding convertible subordinated notes during the second quarter of our fiscal year 2008, we wrote-off $0.4 million of unamortized fees.
Other Debt Financing Arrangements
     As of December 31, 2007, we had lines of credit available in Japan for working capital purposes through our ATJ and AJI subsidiaries. The total available borrowing capacity as of December 31, 2007 was 7.7 billion Japanese Yen (or approximately U.S. $68.4 million at the exchange rate at December 31, 2007). Outstanding borrowings as of December 31, 2007 were 3.0 billion Japanese Yen (or approximately U.S. $26.7 million at the exchange rate at December 31, 2007). The applicable interest rates for the above-referenced lines are variable based on the Tokyo Interbank Offered Rate (TIBOR) (0.70 percent at December 31, 2007), plus margins of 0.30 percent to 1.25 percent. We have not provided any collateral related to the lines of credit in Japan. We have provided guarantees for a line of credit totaling 200 million Japanese Yen (or approximately U.S. $1.8 million at the exchange rate as of December 31, 2007); however, there was no outstanding indebtedness on this line as of December 31, 2007. These lines generally require ATJ and AJI to provide financial statements on a quarterly or semi-annual basis and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between ATJ and its foreign subsidiaries or parent.
     In January 2008, we established an additional line of credit in the amount of 1.5 billion Japanese Yen, increasing our total borrowing capacity under our lines of credit available in Japan to 9.2 billion Japanese Yen (or approximately $81.9 million at the exchange rate as of December 31, 2007). This additional line of credit does not require any collateral or guarantees from the Company. As of the date of this filing, the entire amount of this additional line of credit remains available for borrowing.

Acquisition and Related Debt Financing Facility
     On July 14, 2006, we purchased from Shinko shares of ATJ representing an additional 44.1 percent of outstanding capital stock of ATJ for a cash purchase price of JPY 11.7 billion (approximately U.S. $102 million at the July 14, 2006 exchange rate). This purchase increased our consolidated ownership of ATJ to 95.1 percent. As of that date, we borrowed an aggregate amount of approximately $81.5 million under our senior credit facility to fund the purchase of shares reported above and for general working capital purposes, and issued a letter of credit in favor of Shinko for approximately $10.9 million related to the equity option on Shinko’s remaining 4.9 percent ATJ share ownership.
     At any time and subject to the other provisions of the agreement, either we or Shinko may give notice to the other, calling for us to purchase the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of JPY 1.3 billion (approximately U.S. $11.6 million at the December 31, 2007 exchange rate).
     In accordance with EITF 00-4, on July 14, 2006, we have accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result have treated the transaction as an acquisition of the full remaining 49 percent interest of ATJ. Accordingly, we have recorded a liability, equivalent to the net present value of both the JPY 1.3 billion fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of JPY 65 million and accreted the discount recorded to interest expense over the next twelve months until the first potential exercise date. The liability has been classified within “accrued and other liabilities” in our Condensed Consolidated Balance Sheets.
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $387.5 million and have incurred losses during the last six fiscal years. In recent years, we have funded our operations through operating cash flows and through the issuance of debt or equity securities. Cash and cash equivalents aggregated $78.0 million at December 31, 2007. We expect that our ATJ subsidiary will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months. However, as discussed elsewhere in this Form 10-Q, our covenants under the credit agreement with KeyBank National Association require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; a continued softening of demand for our products could cause our trailing twelve-month EBITDA to fall below required levels. Under such a scenario, we would be required to pay down a certain portion of the outstanding borrowings from cash to maintain compliance with its financial covenants, unless we received an amendment or waiver. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements.
     The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable and inventories. Alternatively, continued or further softening of demand for our products may cause us to fund additional losses in the future. At some point in the future, we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financing options may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact that EITF 07-3 will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first quarter of our fiscal year 2010. We are currently evaluating the impact that SFAS No. 141R will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to foreign currency risks since the disclosure made in Item 7A of our report on Form 10-K for the fiscal year ended March 31, 2007. Our exposure to interest rate risk has been reduced to zero, since we did not have short term investments during the nine months ended December 31, 2007.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, credit facility and lines of credit.

     We do not use derivative financial instruments in our investment portfolio. Our investment portfolio consists of short-term fixed income securities and our investment policy limits the amount of credit exposure to any one issuer. Our investment policy ensures the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository.
     Our credit facilities and lines of credit bear interest at variable rates. We manage interest rate risk by limiting the variable rate exposure and continually monitoring the effects of market changes on interest rates.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars or Japanese Yen. During the three months ended December 31, 2007, the Japanese Yen fluctuated from a low of 108.0 to a high of 117.7 to the U.S. dollar. We realized a foreign currency translation gain of $0.5 million during the three months ended December 31, 2007 and realized a foreign currency translation loss of $0.05 million during the nine months ended December 31, 2007.
     If the Japanese Yen were to fluctuate from the level at December 31, 2007, our operating income may improve or deteriorate as noted in the table below (in thousands).

	Strengthening in		No change in	Weakening in
	Japanese Yen of		Japanese Yen	Japanese Yen of
	X percent		exchange rate	X percent
	10%	5%		5%	10%

Net loss for the nine months ended December 31, 2007	$878	$(2)	$(794)	$(1,510)	$(2,162)
     Although we do not anticipate any significant fluctuations, there can be no assurance that foreign currency exchange risk will not have a material impact on our financial position, results of operations or cash flow in the future. In addition, the administrative agent under our credit agreement with KeyBank National Association currently requires us periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed $85 million on a U.S. dollar-equivalent basis. To date, we have relied on available cash and borrowings under our other credit lines in Japan to make these payments.
     We adopted a Foreign Exchange Policy that documented how we intend to comply with the accounting guidance under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this policy, there are guidelines that permit us to have hedge accounting treatment under both Fair Value and Cash Flow hedges. The policy approval limits are up to $10 million with approval from our Chief Financial Officer and over $10 million with additional approval from our Chief Executive Officer.
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

     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2007. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2007, which remained outstanding as of December 31, 2007:
     We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. The Company lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to external financial reporting, specifically: (i) the completeness and accuracy of cost estimates related to long-term contracts at our majority-owned subsidiary ATJ, and (ii) processes for identifying and accumulating certain required supporting information to ensure the completeness and accuracy of our interim and annual consolidated financial statements and the related disclosures, specifically pensions, the financial aspects of related parties, share-based compensation and acquisition-related disclosures. These control deficiencies resulted in audit adjustments to the cash flow statement, statement of shareholders’ equity, the financial aspects of the related party disclosures, pension disclosures, share-based compensation disclosures, and acquisition disclosures in our fiscal 2007 interim or annual consolidated financial statements. Additionally, each of these control deficiencies could result in a misstatement of accounts or disclosures which could cause a material misstatement of annual or interim financial statements that could not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness.
Management’s Remediation Initiatives
     The material weaknesses described above also existed at December 31, 2007. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.
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
     2. The Company has also enlisted a new Chief Accounting Officer, several senior managers and key staff accounting positions with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements.

     3. We have further strengthened our controls over the monthly closing and financial reporting processes by hiring a senior financial executive in Japan, and other qualified accounting and financial personnel, who are qualified in the areas of general accounting and financial reporting. We will continue to add qualified accounting personnel in Japan and in other Asia based locations in order to improve our internal controls.
     4. We have recently implemented training programs with continuous improvements regarding the application of U.S. generally accepted accounting principles and effectively accumulating and analyzing financial information.
     5. We have improved the discipline throughout the organization to achieve greater compliance with policies, procedures and controls that we have previously introduced, and with the introduction of several new policies and procedures, we will continue to improve our internal controls and our ability to report financial information timely and accurately.
     6. We begun the implementation process for a new financial reporting, consolidation, and budgeting software application that will enhance the timely analysis and reporting of financial information.
     7. We have begun the selection process for implementing an enterprise-wide financial and operating system to assist in the streamlining of business processes, enhancing overall controls, and assisting with timely analysis and reporting of financial and operating information
Changes in Internal Control over Financial Reporting
     Other than the remedial measures discussed above, which are ongoing, there were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 15, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. RISK FACTORS
     We have a history of significant losses.
     We have a history of significant losses. Our accumulated deficit was $387.5 million at December 31, 2007. We may also experience significant losses in the future.
We continue to need to reduce costs in core areas; significant cost reductions could affect our existing customer base, profitability and ability to benefit from future upturn in demand for our products.
     We are currently identifying areas of our operations, sales and administration where we can reduce costs and improve the efficiency and competitiveness of our current product offering. This may result in a reduction in our workforce and/or a consolidation of certain facilities, and in many areas of our operations and administration these reductions could be significant. Such reductions could impair our ability to develop new products, to remain competitive and to operate efficiently, including in areas responsible for our effective and timely financial reporting, forecasting and disclosure. Such reductions also could impair our ability to service and maintain current customer relationships and meet our current customer and vendor obligations. In addition, our failure to identify, effect and sustain timely and significant cost reductions could materially impact our results of operations and impair our ability to achieve and maintain overall profitability. In addition, such cost reductions could have immediate and long-term effects on our business, such as slowing product development or our ability to build capability in our operations or administration or future product or service offerings, thus making it more difficult for us to take advantage of customer opportunities, respond effectively to competitive pressures and to record increased bookings and revenue expected during any upturn in our business cycle, any of which could have a material and adverse affect our business, operating results, financial position and cash flows.

We face potential risks in connection with our outstanding indebtedness; if we are not able to comply with the requirements of this debt on a timely basis, our ability to discharge our obligations under this indebtedness, liquidity and business may be harmed.
     We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal 2007:
     Indebtedness under Credit Agreement with KeyBank
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85 million term loan facility and a $52.5 million revolving credit facility. The agreement may be amended to increase the revolving credit facility to $65 million, increasing the total of both facilities to $150 million. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We have elected initially to borrow all of this new credit facility in Yen LIBOR and incurred an initial interest rate before tax of approximately 3.30 percent. Our net available borrowing under the new credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of December 31, 2007, we had borrowings outstanding of approximately $106 million under the facilities (with $12.3 million in available borrowing used to support two standby letters of credit issued under the credit facilities). See Note 13, “Debt,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail describing this new credit agreement.
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
     Under the credit facility with Key Bank, we maintain a letter of credit in the amount of $750,000 in favor of the landlord under our current headquarters lease in Fremont, California. We also maintain a letter of credit in the amount of JPY 1.3 billion (or approximately $11.6 million at the December 31, 2007 exchange rate) in favor of Shinko Electric, Co. Ltd. (“Shinko”), which secures our obligation to purchase the remaining 4.9 percent of equity in ATJ from Shinko as part of the purchase agreement between ourselves and Shinko dated July 14, 2006. Either we or Shinko can trigger our obligation to purchase the remaining 4.9 percent equity of ATJ upon ninety (90) days written notice. Shinko can accelerate this obligation upon thirty (30) days written notice upon the following circumstances: (a) when AJI’s equity ownership in ATJ falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against us; (c) when a merger or corporate reorganization has been approved involving all or substantially all of the Company’s assets; (d) when Shinko’s equity ownership in ATJ falls below 4.9 percent; or (e) when we have failed to make any payment when due in respect of any loan secured by a pledge of our right, title and interest in and to the shares of ATJ (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).
     An acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ATJ equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ATJ.
     Other Credit Lines
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

     As of December 31, 2007, we had lines of credit available in Japan for working capital purposes through our ATJ and AJI subsidiaries, with total available borrowing capacity of 7.7 billion Japanese Yen (or approximately $68.4 million at the exchange rate as of December 31, 2007). We have not provided any collateral related to the lines of credit in Japan; however, we have provided guarantees for a line of credit in Japan totaling 200 million Japanese Yen (or approximately U.S. $1.8 million at the exchange rate as of December 31, 2007).
     In January 2008, we established an additional line of credit in the amount of 1.5 billion Japanese Yen, increasing our total borrowing capacity under our lines of credit available in Japan to 9.2 billion Japanese Yen (or approximately $81.9 million at the exchange rate as of December 31, 2007). This additional line of credit does not require any collateral or guarantees from the Company. As of the date of this filing, the entire amount of this additional line of credit remains available for borrowing.
     Due to the cyclical and uncertain nature of cash flows and collections from our customers, we (or our subsidiaries) may from time to time incur borrowings which could cause the Company to exceed the permitted total leverage ratios under the credit agreement. Under any such scenario, we would be required to pay down a certain portion of the outstanding borrowings from cash to maintain compliance with the financial covenants, unless we received an amendment or waiver.
     The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as account receivables and inventories. Alternatively, continued or further softening of demand for our products may cause us to fund additional losses in the future. At some point in the future, we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financings may not be available to us on a timely basis, if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses, and harm our business.
     We expect to meet the financial covenants under our various borrowing arrangements in the future; however, we cannot give absolute assurance that we will meet these financial covenants, including those contained in the senior secured credit facility. Our failure in any fiscal quarter to meet those and other covenant requirements could result in a reduction of our permitted borrowing under the facility, an acceleration of certain repayment obligations, and/or an Event of Default (which, if uncured by us or not waived by the lenders under the terms of the facility, would require the acceleration of all re-payment obligations under the facility).
     Due to the cyclical and uncertain nature of cash flows and collections from our customers, our borrowing to fund operations or working capital could exceed the permitted total leverage ratios under the credit agreement. In addition, our covenants under the credit agreement require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; further deterioration in our results of operations, whether through protracted cyclical declines in demand, losses in market share, unexpected costs or the inability to reduce costs, or other factors could cause our trailing twelve-month EBITDA to fall below required levels. Under any such scenario, the Company may be required to pay down the outstanding borrowings from available cash to maintain compliance with our financial covenants. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements. If we are unable to meet any such covenants, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings.
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
     We are subject to an ongoing patent infringement action brought by Daifuku Corporation in the Osaka District Court, Japan that alleges, among other things, that certain ATJ Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products infringe several claims under the Patents-in-Suit. Daifuku seeks significant monetary damages against ATJ in an amount to be determined but which could be material. The suit also seeks to enjoin future sales and shipments of ATJ’s OHS, OHT and related products. An adverse ruling, including a final judgment awarding significant damages and enjoining sales and shipments of ATJ’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future gross margins. ATJ has asserted various defenses, including non-infringement of the asserted claims, and intends to continue to defend the matter vigorously. ATJ has also provided notice to Shinko concerning Shinko’s obligations to indemnify Asyst and AJI under certain claims in the event damages are awarded representing ATJ products during and prior to the term of its joint venture with Shinko.
     We have a long-pending patent infringement action we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc. On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. However, on August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law on the issue of obviousness. The effect of the Court’s judgment was to invalidate our ‘421 patent in suit and dispose of the action in its entirety in favor of defendants. The Court also conditionally granted defendants’ motion for a new trial on the issue of obviousness in the event the Court’s judgment is vacated or reversed on appeal. We are appealing the Court’s judgment.
     We are not able to predict the future outcome of these legal actions. These matters could result in significant and continuing legal expenses, adverse rulings and awards, diversion of management’s attention from our business, commencement of formal civil or criminal, administrative or legal actions against Asyst or our current or former employees or directors, significant damage and cost awards, fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business and which could have a material adverse effect on our operations and profitability.
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

     Our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2007, due to material weaknesses in internal control over financial reporting that remained outstanding at that date and that is subject to our continuing remediation efforts.
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
     The majority of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, other Asia-Pacific countries and Europe. International sales represented approximately 81 and 78 percent of our total net sales for the nine months ended December 31, 2007 and 2006, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Additionally, we have sales offices and other facilities in many countries and, as a result, we are subject to risks associated with doing business globally, including:
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
     In addition, most of our products and significant amounts of our expenses are paid for in foreign currencies. Our limited hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements. This risk is especially high in Japan where we have direct sales operations and orders are often denominated in Japanese yen which has gained substantial strength against the U.S. dollar in recent months. Therefore fluctuations in exchange rates, including those caused by currency controls, could negatively impact our business operating results and financial condition by resulting in lower revenue or increased expenses. Changes in tariff and import regulations may also negatively impact our revenue in those affected countries.
     Varying tax rates in different jurisdictions could negatively impact our overall tax rate. The calculation of tax liabilities involves uncertainties in the application of complex global tax regulations. Although we believe our tax estimates are reasonable, we are not able to predict whether or not our interpretations will be challenged at some time in the future or what the outcome might be. Because we realize much of our revenue and profitability outside of the U.S., we may not be able to realize the full benefit over time from our accumulated Net Operating Losses.

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
     We have outsourced the manufacturing of nearly all of our Fab Automation Products. Solectron Corporation (“Solectron”), hereinafter referred to as Flextronics International Ltd. (“Flextronics”) due to Flextronics’ acquisition of Solectron in October 2007, currently manufactures, under a long-term contract, our products, other than AMHS and our robotics products. ATJ also subcontracts a significant portion of its AMHS manufacturing to third parties. In the future, we may increase our dependence on contract manufacturers. Outsourcing may not continue to yield the benefits we expect, and instead could result in increased product costs, inability to meet customer demand or product delivery delays.
     Outsourced manufacturing could also create disruptions in the availability of our products if the timeliness or quality of products delivered does not meet our requirements or our customers’ expectations. From time to time, we have experienced delays in receiving products from Flextronics. Problems with quality or timeliness could be caused by a number of factors including, but not limited to: manufacturing process flow issues, financial viability of an outsourced vendor or its supplier, availability of raw materials or components to the outsourced vendor, improper product specifications, or the learning curve to commence manufacturing at a new outsourced site or of new products. Our contract with Flextronics contains minimum purchase commitments which, if not met, could result in increased costs, which would adversely affect our gross margins. We must also provide Flextronics with forecasts and targets based on actual and anticipated demand, which we may not be able to do effectively or efficiently. If Flextronics purchases inventory based on our forecasts, and that inventory is not used, we must repurchase the unused inventory, which would adversely affect both our cash flows and gross margins. If product supply is adversely affected because of problems in outsourcing, we may lose sales and profits.
     Our outsourcing agreement with Flextronics includes commitments from Flextronics to adjust, up or down, manufacturing volume based on updates to our forecasted demand. We may not accurately update these forecasts. Further, Flextronics may be unable to meet these commitments and, even if it can, may be unable to react efficiently to rapid fluctuations in demand. In addition, changes in Flextronics’s corporate structure of management, could affect the reliability, predictability, consistency and timeliness of service and product delivery we receive from Flextronics. It could also result in Flextronics making a determination to change or terminate our agreement. If our agreement with Flextronics terminates, or if Flextronics does not perform its obligations under our agreement, it could take several months to establish alternative manufacturing for these products and we may not be able to fulfill our customers’ orders for some or most of our products in a timely manner. If our agreement with Flextronics terminates, we may be unable to find another suitable outsource manufacturer and may be unable to perform the manufacturing of these products ourselves.
     Any delays in meeting customer demand or quality problems resulting from product manufactured at an outsourced location such as Flextronics could result in lost or reduced future sales to customers and could have a material negative impact on our net sales, gross profits and results of operations.

Shortages of components necessary for product assembly by Flextronics or us can delay shipments to our customers and can lead to increased costs, which may negatively impact our financial results.
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
     The markets in which we sell our products comprise a relatively small number of OEMs, semiconductor manufacturers and flat panel display manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycle for a new customer can last up to twelve months or more from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. With reference to sales to semiconductor fab customers, a significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. In the case of sales to OEMs, these orders, either large or small in size are typically received with very short lead times. If we are not able to meet these short customer delivery requirements, we could potentially lose the order. Our customers normally provide forecasts of their demand and in many cases, the Company will incur costs to be able to fulfill customers’ forecasted demand. However there can be no assurances that a customer’s forecast will be accurate or that it will lead to a subsequent order. Generally, our customers may cancel or reschedule shipments with limited or no penalty.
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
     The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part I, Item 2 of this report). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses, and our tax rate.
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
We could experience unexpected turnover in our finance department, and this could have an adverse impact on our business; In order to compete, we must attract, retain, and motivate key employees Company wide, and our failure to do so could have an adverse effect on our results of operations.
     In the past five years, we have had significant turnover in the chief financial officer, controller and other key positions in our headquarters finance department, and in certain key finance positions at ATJ in Japan. This turnover and inability to hire and retain personnel with appropriate levels of accounting knowledge, experience, and training contributed to control deficiencies that constituted material weaknesses in internal control over financial reporting as of March 31, 2007 and December 31, 2007. See Item I, Item 4 — “Controls and Procedures.” If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weaknesses in internal control over financial reporting, and direct and indirect consequences of these weaknesses, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.
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
     Brooks, TDK and Shinko Electric are our primary competitors in the area of loadports. Our auto identification products face competition from Brooks and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze and Yasukawa. In the area of AMHS, we face competition primarily from Daifuku and Murata. Our wafer sorters compete primarily with products from Recif, Inc. and Rorze. We also face competition for our software products from Cimetrix and Applied Materials. In addition, the industry’s transition to 300mm wafers is likely to continue to draw new competitors to the fab automation and AMHS markets. In the 300mm wafer market, we face intense competition from a number of established automation companies, as well as new competition from semiconductor equipment companies.
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
ITEM 5. OTHER INFORMATION
     The Compensation Committee of our Board of Directors recently approved a revised form of Change in Control Agreement. We will offer each of our executive officers the opportunity to enter into a new agreement in this revised form, thereby superseding his/her existing Change in Control Agreement. The revised form of Change in Control Agreement is attached to this report as Exhibit 10.56.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993
3.2	Bylaws of the Company.	8-K	3.2	000-22470	10/16/2007
3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999
3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000
4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K		000-22430	6/29/1998

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	Ex. No.	File No.	Filing Date	Herewith
4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001
10.56 *	Form of Change in Control Agreement entered into between the Company and certain executive officers (for agreements executed after January 1, 2008).					X
10.57*	Employment Agreement between the Company and Stephen S. Schwartz dated as of December 21, 2007.					X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: February 1, 2008	By:	/S/ MICHAEL A. SICURO
Michael A. Sicuro
Chief Financial Officer

	By:	/S/ AARON L. TACHIBANA
Aaron L. Tachibana
Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Incorporated by Reference				Filed
		Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993
3.2	Bylaws of the Company.	8-K	3.2	000-22470	10/16/2007
3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999
3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October 5, 2000.	DEF 14A	App.	000-22430	7/31/2000
4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998
4.3	Indenture dated as of July 3, 2001 between the Company, State Street Bank and Trust Company of California, N.A., as trustee, including therein the forms of the notes.	10-Q	4.3	000-22430	8/14/2001
10.56 *	Form of Change in Control Agreement entered into between the Company and certain executive officers (for agreements executed after January 1, 2008).					X
10.57*	Employment Agreement between the Company and Stephen S. Schwartz dated as of December 21, 2007.					X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement