Form 10-K
period 2008-03-31
ASYST TECHNOLOGIES INC
filed 2008-06-12
CIK 909326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as reported by the NASDAQ Global Market as of the last business day (September 28, 2007) of the registrant’s most recently completed second fiscal quarter was $171,164,000.

There were 50,172,162 shares of common stock, no par value, outstanding as of June 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended March 31, 2008 are incorporated by reference into Part III of this report.

ASYST TECHNOLOGIES, INC.

PART I

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially, as a result of certain factors including but not limited to those discussed in “Risk Factors” in this report and our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, Item 1A, “Risk Factors.”

Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we do not intend publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as of March 31, 2008, and for each of the three years in the fiscal year ended March 31, 2008 as filed in this report.

Unless expressly stated or the context otherwise requires, terms such as “we,” “our,” “us,” “ATI,” “Asyst” and “the Company” refer to Asyst Technologies, Inc. and its subsidiaries.

ASYST, the Asyst logo, Asyst Shinko, AdvanTag, Domain Logix, Fastrack, IsoPort, Spartan and Versaport are registered trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States or in other countries. SMIF-Arms, SMIF-Indexer, SMIF-LPI, SMIF-LPO, SMIF-LPT, SMART-Tag, SMART-Traveler, SMART-Comm, EIB, NexEDA, IsoPort, AdvanTag and Versaport are trademarks of Asyst Technologies, Inc. or its subsidiaries, in the United States or in other countries. All other brands, products or service names are or may be trademarks or service marks of, and are used to identify products or services of, their respective owners.

Item 1 —	Business

Overview

We develop, manufacture, sell and support integrated hardware and software automation systems primarily for the semiconductor, and secondarily for the flat panel display (“FPD”) manufacturing industries. We principally sell directly to the semiconductor and FPD manufacturing industries. We also sell to original equipment manufacturers (“OEMs”) that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process. We believe that our systems are becoming increasingly important because of several trends in the manufacturing of semiconductors and FPDs including:

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

Acquisition of Additional Asyst Shinko Inc. Shares and Related Credit Agreement

On July 14, 2006, we purchased from Shinko Electric Co., Ltd. (“Shinko”) shares of Asyst Shinko Inc. representing an additional 44.1 percent of the outstanding capital stock for a cash purchase price of 11.7 billion Japanese Yen (approximately U.S. $102 million at the July 14, 2006 exchange rate). This purchase increased our consolidated ownership to 95.1 percent. In September 2007, we changed the name of Asyst Shinko, Inc. to Asyst Technologies Japan, Inc. (“ATJ”).

At any time and subject to the other provisions of the share purchase agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $13.2 million at the March 31, 2008 exchange rate).

On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. We used a portion of the proceeds from this new credit facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated on July 27, 2007, and used approximately $69.9 million in proceeds from this credit facility, along with approximately $17.8 million from our available cash, to redeem $86.3 million in 5 3/4 percent subordinated convertible notes which were scheduled to mature on July 3, 2008. We also issued a letter of credit under the KeyBank facility in favor of Shinko for approximately 1.3 billion Japanese Yen (approximately U.S. $11 million at the then-current exchange rates) related to the equity option on Shinko’s remaining 4.9 percent ATJ share ownership. The extinguishment and termination of our prior credit facility with Bank of America resulted in the write-off of the remaining fees that were previously capitalized for approximately $2.0 million.

On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. As of April 30, 2008 (after giving effect to the amendment and scheduled principal amortization under the credit agreement), we had $110.4 million available to us under the term loan and revolving credit facilities, and we were fully drawn on both facilities as of that date. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008.

See Note 7, “Debt,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional detail describing this credit agreement.

Industry Background:

Semiconductor Manufacturing Automation

Advances in semiconductor production equipment and facilities have supported the continuation of historical trends toward production of more complex devices on ever larger wafers. Although significant capacity is in place for producing chips on 200mm wafers, most of the industry’s incremental capacity is being added for production of chips on 300mm wafers. Semiconductor devices are increasingly complex, driving the need for more process steps. Line widths for many advanced production chips have decreased to less than 65 nanometers and are expected to decrease further. In addition, the increasing cost of semiconductor manufacturing equipment and facilities, as well as the continuing trends toward decreasing unit prices for many semiconductor devices, continues to push semiconductor manufacturers to maximize manufacturing productivity. Keeping pace with these trends presents semiconductor manufacturers with a number of technical and economic challenges.

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

As device dimensions decrease, the harmful effects of microscopic contamination or abrasions during the manufacturing process increase, heightening the need for isolation of wafers throughout manufacturing and controlled environments around tools. Isolation technology allows for control of the environment in the immediate vicinity of the in-process wafers and the tools. Wafers are enclosed in sealed carriers, which provide additional environmental control during storage, transport, and loading and unloading of the tools. The carrier is docked with an automated system that typically includes a load port or other door-opening device and a robotic transfer arm to move the wafer from the carrier to the tool. An enclosure with engineered airflows surrounds and encapsulates this system. Because wafer carriers fully encapsulate the wafers during transport between process steps and during tool loading and unloading, these devices also help protect the wafers from accidental damage due to mishandling.

Semiconductor manufacturers are also increasingly automating the tracking, sorting, stocking and transport of wafers throughout the fab, as well as wafer carrier loading and unloading at the tool. In 200mm manufacturing, these technologies are employed to reduce the risk of misprocessing, efficiently to track and manage work-in-process inventory, and to speed the movement of wafers between manufacturing steps. In 300mm manufacturing, these technologies take on added importance because of the increased value of typical 300mm wafer lots and the ergonomic issues associated with human transport and loading of heavy, bulky 300mm wafer carriers.

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

The Asyst Solution

We offer a comprehensive line of integrated automation systems for the semiconductor and FPD manufacturing industries. These solutions provide two distinct benefits to semiconductor manufacturers:

Increased Manufacturing Productivity.  We believe that semiconductor manufacturers are able to attain a higher level of productivity and performance in their fabs by integrating our products into their manufacturing processes. With our automated transportation, stocking, sorting, loading and wafer-handling solutions, tool idle time is reduced and timely wafer delivery is improved, thereby increasing equipment utilization and productivity and providing an opportunity to reduce work-in-process inventory. In addition, our connectivity software solutions help to improve semiconductor manufacturers’ access to automation performance and other tool information, which in turn can help them improve the performance of their automation and process tools.

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

In the FPD industry, we primarily provide automated transportation, stocking and tool loading of large glass panels. For panel sizes up to Generation (“Gen”) 6 (panels with up to approximately 5,000 square inches of surface area), we provide automated material handling systems that embody nearly identical technology to our Automated Material Handling Systems (“AMHS”) for semiconductor fabs, but on a much larger scale to accommodate the greater size and weight of FPD glass panels. These systems are critical to the controlled and efficient movement of material in FPD manufacturing, particularly at Gens 4, 5 and beyond, because the weight and bulk of the glass panels at these Gen sizes make human transport impossible. Beginning with Gen 7, and continuing through Gen 8, the dimensions and weight of the glass panels have made the use of traditional guided vehicle technology impractical. The FPD industry therefore is adopting different transport technologies at Gen 7 and beyond. We have developed a solution for Gen 8 FPD manufacturing, which we have begun to market to FPD manufacturers.

Strategy and Business Developments

We believe that our historical success has been driven by our ability to develop, manufacture, market, install and support products that provide unique value to customers. Our strategy is to focus on the development or acquisition of products and capabilities that deliver productivity and yield benefits to customers, and which will enable us to provide a comprehensive suite of integrated automation solutions. We are focused on maintaining and enhancing our relationships with semiconductor and FPD manufacturers and with OEMs to actively solicit their input and feedback on our product development and to maintain high customer satisfaction. We also continue to focus on operational excellence to support product quality, on-time delivery, and margin improvement. The following are our five principal growth and operating strategies:

Further Develop and Penetrate Next Generation Automation Solutions.  We believe that we have the leading market share in semiconductor AMHS. We have developed and are continuing to invest in next-generation capabilities, such as our unique lifting loadport for tool loading, conveyor-based high-throughput material handling, satellite material stocking, and enhanced fab productivity visualization and optimization software. We also continue to increase the performance of current AMHS products and to improve the level of integration between our AMHS and other automation products. We believe that our market leadership in semiconductor AMHS, combined with our ongoing development efforts, position us to capture increased market share in semiconductor AMHS.

Further Penetrate the Market for FPD AMHS.  We have been participants in the market for FPD AMHS, having implemented AMHS solutions in large Gen 6 FPD factories in South Korea and Taiwan as well as Gen 5 factories in China and South Korea. Over the past two years we have developed an AMHS solution for Gen 8 FPD manufacturing. In fiscal year 2008 we won a Gen 8 FPD AMHS project in South Korea, which we believe positions us to increase our sales and market share in FPD AMHS over the coming year.

Increase Penetration of New Tool and Fab Automation Products.  The Spartan family of wafer sorters and equipment front-end modules (“EFEM”) is built on a technology platform that emphasizes low particle levels, simplicity, high reliability, fast wafer swap capability, ease of integration and low cost. We believe that our Spartan products provide price/performance advantages and we are continuing to invest in both our sorter and EFEM products to take advantage of what we believe is a significant market opportunity. We have also developed software products that implement the Interface A industry standard for equipment data acquisition and we are focused on increasing our share of the market for semiconductor manufacturing software.

Focus on Supply Chain Excellence.  We have outsourced the production of most of our products other than AMHS to Flextronics International Ltd. (“Flextronics”) in Singapore, a provider of outsourced manufacturing services (due to Flextronics’ acquisition in October 2007 of Solectron Corporation, our then-existing contract manufacturing partner), and we are initiating efforts to outsource aspects of our AMHS projects as well. We also have migrated our supply chain to lower cost suppliers, predominantly in Asia. This has allowed us to reduce our manufacturing cost and to make many of our manufacturing costs more variable. We also have significantly decreased our product lead times and improved quality and on-time delivery for these products. We believe that the ability to deliver high-quality products on short lead times can be a competitive advantage in the semiconductor equipment industry. We have also implemented a program to shift more of our AMHS supply chain to lower cost sources.

Increase Customer Satisfaction.  We believe that focusing on customer satisfaction is a key driver of repeat business and market share gains. We believe that providing our customers with increased flexibility, faster service and support response times, and timely responses to inquiries gives us a competitive advantage. Our customers are very demanding, and if we are able to provide these customers with a differentiated level of service and response, we believe that we will have more loyal customers over time. In March 2008, we were named a recipient of Intel Corporation’s 2007 Preferred Quality Supplier (PQS) award for outstanding performance in providing AMHS products and services deemed essential to Intel’s success. These types of awards help to validate the high level of customer satisfaction that we strive to achieve and maintain.

Products

Fab Automation

Our fab automation components are designed to automate the rapid transfer of wafers and other substrates between manufacturing equipment and wafer and substrate carriers while maintaining an ultra-clean environment throughout the transfer. These components are sold to OEMs for integration with their tools or directly to fabs that are adding isolation technology to existing equipment as a manufacturing process enhancement. Our fab automation components include multiple types of 200mm and 300mm loadports, equipment front end modules, wafer sorters, auto-identification systems and substrate-handling robotics.

Loadports.  We are a leading supplier of automated systems that provide the interface between the fab and manufacturing equipment, or loadports. We offer a variety of other input/output systems designed to address a broad range of customer applications and equipment types. These include SMIF-LPTs, SMIF-Arms, SMIF-Indexers, SMIF-LPIs, SMIF-LPOs, Versaport 2200s and related products.

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

Our Spartan EFEM achieves its functionality through a unified, minimalist approach that uses significantly fewer components, thereby reducing alignment and interoperability issues between components and simplifying maintenance and repair. We believe the Spartan EFEM offers significantly higher performance than conventional EFEMs, in addition to higher reliability and ease of integration. Because Spartan was designed for volume manufacturing, we believe that it also will provide cost advantages to customers as well as margin advantages to us.

Sorters.  Our Spartan sorters are used to rearrange wafers between manufacturing processes, experiments and single wafer processing, without operator handling, which helps to increase fab yields. Sorters also avoid the mishandling of wafers by enabling the tracking and verification of each wafer throughout the production process. We have enjoyed significant market success with our Spartan Sorters.

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

Substrate-Handling Robotics.  We offer robotic substrate handling solutions to the semiconductor, FPD and related industries. Our robotics products transfer semiconductor wafers and substrates of all diameters, LCD and plasma display substrates, and other substrates like rigid disks used in disk drive handling between the substrate carrier, the tool interface system and the tool itself. These products include robots, pre-aligners and elevators specifically designed for atmospheric, harsh environment and wet chemical process applications.

AMHS for Semiconductor Manufacturing

Our semiconductor AMHS is primarily configured and sold as a system. The system typically consists of overhead track, overhead shuttle vehicles (“OHS”), and conveyor systems for bay-to-bay (“inter-bay”) transport, overhead transport vehicles (“OHT”) for intra-bay transport and tool loading, stockers and material control software (“MCS”). Our future strategy is to focus our sales on a single AMHS solution that integrates our various products to operate more effectively and at a lower customer investment overall.

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

Conveyor.  Our conveyor systems provide high-volume material transport in a variety of applications, including interbay transport, connections between stockers, and connections between facilities.

Automated Guided Vehicle (“AGV”).  AGVs are primarily used for supplementary or emergency wafer transport. AGVs can be useful for expediting “hot lots” through the fab and for transporting material when an OHT system is not available.

Rail Guided Vehicle (“RGV”).  Our RGVs are capable of very high speeds for intrabay transport. However, because floor-mounted rails consume valuable floor space, RGVs typically are used for more limited and specialized applications where high speed is required.

Software.  We are the largest merchant provider of connectivity software for communications between tools and fab host systems built upon SECS/GEM and 300mm standards, as defined by Semiconductor Equipment and Materials International (“SEMI”). Our next generation software products, Asyst NexEDA and Asyst Equipment Information Bridge (“EIB”), incorporate the latest e-manufacturing standards from SEMI known as Interface A. As the fab automation market share and technology leader, we also offer next generation FAST Framework software products that provide for “data on demand” to enable advanced manufacturing applications for 200mm, 300mm and Test/Assembly/Packaging (“TAP”) to assist customers in reducing process variability, which results in increased yields and reduced cycle times.

AMHS for FPD Manufacturing

LCD Stocker.  In the FPD industry, stockers are used for temporary storage of work-in-progress glass panels. The stocker includes multiple storage locations as well as lifts, ports and robots to manage the materials. We currently offer stockers for Gens 4, 5 & 6 sized glass panels.

LCD AGVs.  At Gens 4, 5 & 6, very large AGVs are used to transport cassettes containing glass panels from the stocker to the process tool, and between tools. Our AGV technology for FPD applications is based on the same controls technology used in AGVs for semiconductor.

Gen 8 AMHS.  We have developed an AMHS solution for transporting and stocking Gen 8 glass panels. These systems are critical to the controlled and efficient movement of material in FPD manufacturing, particularly at Gens 4, 5 and beyond, because the weight and bulk of the glass panels at these Gen sizes make human transport impossible. Beginning with Gen 7, and continuing through Gen 8, the dimensions and weight of the glass panels have made the use of traditional guided vehicle technology impractical (including our AGV technology). While our technology is not adequately suited to Gen 7 applications, we have developed a different solution for Gen 8 and later-generation manufacturing that we have begun to market to FPD manufacturers.

Customers

Semiconductor and FPD manufacturers drive our sales primarily by expanding manufacturing capacity, whether through expansion of existing facilities or the building of new fabs. We serve these manufacturers directly and through OEMs. Our net sales to OEMs represented approximately 22 percent, 27 percent and 24 percent of our total net sales for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Our net sales to any particular semiconductor or FPD manufacturer customer depend on the number of new fabs the customer is building and the amount of capacity the customer is adding. As major projects are completed, the amount of sales to these customers will decline unless they undertake new projects. Our net sales to any particular OEM depends on the extent to which our automation products are designed-in to the OEM’s product line and the unit shipments of those product lines. During fiscal year 2008, Toshiba accounted for approximately 21 percent of net sales. During fiscal year 2007, Toshiba and Taiwan Semiconductor Manufacturing Company, Ltd. (“TSMC”) accounted for approximately 16 percent and 10 percent of net sales, respectively. During fiscal year 2006, TSMC accounted for approximately 12 percent of net sales. No other customers accounted for 10 percent or more of our net sales during fiscal year 2008, fiscal year 2007 or fiscal year 2006.

Sales and Marketing

We sell our products principally through a direct sales force in the U.S., Japan, Europe and the Asia/Pacific region. Our sales and service organization is based in California, Japan and Taiwan; however, we have offices throughout North America, Europe and Asia. Japan is supported by sales and service offices in Tokyo and Nagoya, and a software distributor. The European market is supported through offices in Paris, France, Dresden, Germany, Maynooth, Ireland, and a software distributor. Taiwan and the Asia/Pacific region are supported through sales and service offices in Hsinchu, Taichung, and Tainan, Taiwan; Singapore; Kuching and Kulim, Malaysia; Shanghai and Tianjin, People’s Republic of China; and Seoul, South Korea as well as a strategic alliance with a systems integrator. We also supplement our direct sales efforts in Asia/Pacific through various consultants.

International sales, which consist mainly of sales generated from customers outside the U.S., accounted for approximately 82 percent, 79 percent and 81 percent of total sales for fiscal years 2008, 2007 and 2006, respectively. In fiscal year 2008, approximately 76 percent of total net sales originated from ATJ and AJI. A substantial portion of those sales was invoiced in Japanese Yen and subject to fluctuating currency exchange rates.

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

Our research and development expenses were approximately $39.8 million during fiscal year 2008, $34.6 million during fiscal year 2007, and $27.9 million during fiscal year 2006.

Our research and development employees are involved in mechanical and electrical engineering, software development, micro-contamination control, product documentation and support. Our research and development facilities include prototyping labs and a clean room used for product research, development and equipment demonstration. These research and development facilities are primarily located in Fremont, California, and Ise, Toyahashi, and Nagoya, Japan.

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

We have transitioned most of our U.S.-based manufacturing operations to Flextronics. Most of the Flextronics manufactured products ship out of their facilities in Singapore. We have transitioned the manufacturing of most of our robotics products to outsourced manufacturers in Japan and Flextronics and are initiating efforts to outsource aspects of our AMHS projects as well. We primarily construct our AMHS systems in Ise, Japan and at customer sites. We currently use subcontractors for most installation support. Many of our AMHS system components are manufactured and delivered to the customer site by suppliers. AMHS vehicles and certain critical subassemblies are manufactured at our facilities in Ise, Japan.

Competition

We currently face direct competition in all of our served markets. Many of our competitors have extensive engineering, manufacturing and marketing capabilities and many have greater financial resources than those available to us. The markets for our products are highly competitive and subject us to rapid technological change and pricing pressures.

In the area of AMHS, we face competition primarily from Daifuku Co., Ltd. (“Daifuku”) and Murata Co., Ltd. (“Murata”). Brooks Automation, Inc. (“Brooks”), TDK Corporation (“TDK”) and Shinko Electric are our primary competitors in the area of loadports. Our wafer sorters compete primarily with products from Recif, Inc. (“Recif”) and Rorze Corporation (“Rorze”). We face competition for our software products primarily from Cimetrix, Inc. (“Cimetrix”) and Applied Materials, Inc. (“Applied Materials”). Our Auto-ID system products primarily face competition from Brooks (through its acquisition of Hermos) and Omron Corporation (“Omron”). We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze and Yasukawa Electric Corporation (“Yasukawa”).

Most of our competitors currently do not compete with us across our entire line of integrated automation systems. Many OEMs maintain their own captive automation manufacturing and integration capabilities, which is a substantial impediment to our penetration of these OEMs. We anticipate that many OEMs will continue to maintain their own captive automation manufacturing capabilities.

We believe that the principal competitive factors in our market are the technical capabilities and characteristics of systems and products offered; interoperability with other components and systems; technological experience and know-how; product breadth; proven product performance, quality and reliability; ease of use; flexibility; a global, trained, skilled field service support organization; and the effectiveness of marketing and sales. Price, product support and cost of ownership also continue to be principal competitive factors. We believe that we compete favorably in our primary market with respect to the foregoing factors, but the need to continually reduce product costs and to meet customer and competitive pressures related to price will continue to have a significant impact on our margins and on our ability to achieve and maintain profitability.

We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics. We believe we will be required to maintain a high level of investment in research and development, and sales and marketing in order to remain competitive.

Intellectual Property

We pursue patent, trademark and/or copyright protection for most of our products. As of March 31, 2008, we held 125 issued United States patents and 273 foreign patents (including 102 issued patents in Japan). We have 60 patent applications pending in the United States, and 386 pending foreign patent applications (including 235 pending patent applications in Japan). Our issued patents expire between 2008 and 2025. We also have the right to use in our products 50 patents issued in Japan under a cross-license agreement with Shinko. These issued patents expire between 2008 and 2018. We intend to file additional patent applications as appropriate. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology. Rights that may be granted under our patent applications that may issue in the future may not provide us competitive advantages or protections. Further, patent protections in foreign jurisdictions where we may need this protection may be limited, unavailable or not readily enforceable. While we intend to take reasonable and timely steps to establish our intellectual property rights to gain competitive advantage, there can be no assurance that we will obtain patents and other intellectual property rights.

There has been substantial litigation regarding patent and other intellectual property rights in semiconductor-related industries. There can be no assurance that any of our patents will not be challenged, invalidated or avoided, or that the rights granted there under will provide us with competitive advantages. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how, to defend us against claimed infringement of the rights of others, or to determine the scope and validity of the patents or other intellectual rights of others. Any such litigation could result in substantial cost and divert the attention of management, which by itself could have a material adverse effect on our financial condition and operating results. Further, adverse determinations in such litigation could result in our loss of intellectual property rights, subject us to significant liabilities to third parties, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our financial condition and results of operations. For more information regarding litigation in which we are currently engaged, please see Item 3, “Legal Proceedings,” below.

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

Backlog

Our backlog was approximately $123 million, $195 million and $156 million as of March 31, 2008, 2007 and 2006, respectively. We include in our backlog only orders for which a customer’s purchase order has been received and a delivery date within 12 months has been specified. Our backlog may be cancelled or delayed by customers with limited or no penalty; accordingly, our backlog is not necessarily indicative of future revenues or earnings, or the timing of future revenue or earnings.

Employees

As of March 31, 2008, we had 1,002 regular and 365 temporary employees worldwide. Approximately 244 regular employees in Japan are represented by a labor union. We consider our employee and union relations to be good, and we have never had a work stoppage or strike.

Financial Information by Business Segment and Geographic Data

As a result of our more than 95 percent current majority ownership of the common stock of ATJ, we now operate and track our results in two reportable segments: Fab Automation and AMHS. The Fab Automation segment includes interface products, substrate-handling robotics, wafer and reticle carriers, auto-ID systems, sorters, EFEMs and connectivity software. The AMHS segment includes automated transport and loading systems for semiconductor fabs and flat panel display manufacturers. The Chief Operating Decision Maker is our President and Chief Executive Officer. Information concerning reportable segments is included in Note 13, “Operating Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Environmental Compliance

Our operations are subject to certain federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals during the manufacturing processes. We believe that our operations are currently in compliance in all material respects with applicable regulations and do not believe that costs of compliance with these laws and regulations will have a material effect on our capital expenditures, operating results or competitive position. We currently have no commitments with environmental authorities regarding any compliance related matters. However, there can be no assurance that additional environmental matters will not arise on sites which currently have no known problems.

Additional Information and Governance Matters

We were incorporated in California on May 31, 1984. Our principal executive office is located at 46897 Bayside Parkway, Fremont, California 94538 and the telephone number at that address is (510) 661-5000. Our internet address is www.asyst.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

We make the following filings available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished under applicable provisions of the Securities Exchange Act of 1934 and SEC rules. You may access these filings through our website at http://www.asyst.com by selecting on “Investor Relations,” and then “SEC Filings.” Within the “SEC Filings” section, we provide a link to view our SEC filings referred to above, and a separate groupings link to view the Section 16 filings (Forms 3, 4 and 5) that our directors and officers (and, if applicable, more than 10 percent stockholders) make to report initial beneficial ownership and changes in beneficial ownership of our common stock. Further, the public may read and copy any materials filed by us with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our electronic filings at www.sec.gov. The information posted on these websites is not incorporated into this Annual Report on Form 10-K.

Our Code of Business Conduct is applicable to our directors, officers and employees, and meets the SEC definition of a code of ethics. The code also includes a section entitled “Special Obligations of our CEO and CFO” applicable to our principal executive, principal financial and principal accounting officers that contains specific standards applicable to these senior officers with responsibilities for disclosure to investors and financial reporting. We have made the code available on our website, by clicking on “Investor Relations,” then “Corporate Governance” and then “Highlights.” As permitted by SEC rules, we have posted the code on our website in lieu of filing the code as an exhibit to this Form 10-K. Other information concerning our Board of Directors and corporate governance is also available on our website under the “Corporate Governance” link.

Under NASDAQ listing standards, we may grant waivers of the Code of Business Conduct for directors and officers only if approved by the Board of Directors, and must make any such waivers along with the reasons for the waivers publicly available by filing a Form 8-K. Under SEC rules, we are required to file a Form 8-K to disclose any amendment of the code (other than non-substantive amendments) or any explicit or implicit waiver of the code (i.e., any material departure from the code) granted to the chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions, if the waiver relates to matters contained in the SEC’s definition of a code of ethics. As permitted by SEC rules, we intend to satisfy the requirement under SEC rules to disclose amendments and waivers of the code by posting this information on our website under the Corporate Governance link indicated above. To the extent the NASDAQ rules do not permit this alternate means of disclosure allowed by SEC rules, we will file a Form 8-K to report waivers, if any.

All of the filings and governance documents under the Investor Relations link on our website are available free of charge.

Item 1A —	Risk Factors

We have a history of significant losses.

We have a history of significant losses. For the fiscal years ended March 31, 2008, 2007 and 2006, our net loss was $13.7 million, $0.04 million and $0.10 million, respectively. Our accumulated deficit was $400.5 million at March 31, 2008 and $385.2 million at March 31, 2007. We may also experience significant losses in the future.

We continue to need to reduce costs in core areas; significant cost reductions could affect our existing customer base, profitability and ability to benefit from future upturn in demand for our products.

We are continuing to identify areas of our operations, sales and administration where we can reduce costs and improve the efficiency and competitiveness of our operations, administration and current product offering. This may result in a reduction in our workforce and/or a consolidation of certain facilities, and in many areas of our operations and administration these reductions could be significant. Such reductions could impair our ability to develop new products, to remain competitive and to operate efficiently, including in areas responsible for our effective and timely financial reporting, forecasting and disclosure. Such reductions also could impair our ability to service and maintain current customer relationships and meet our current customer and vendor obligations. In addition, our failure to identify, effect and sustain timely and significant cost reductions could materially impact our results of operations and impair our ability to achieve and maintain overall profitability. In addition, such cost reductions could have immediate and long-term effects on our business, such as slowing product development or our ability to build capability in our operations or administration or future product or service offerings, thus making it more difficult for us to take advantage of customer opportunities, respond effectively to competitive pressures and to record increased bookings and revenue expected during any upturn in our business cycle, any of which could have a material and adverse affect our business, operating results, financial position and cash flows. Elimination of costs and personnel in key functions could also affect our ability to maintain and demonstrate effective internal control over our financial reporting.

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

We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2007:

Indebtedness Under Credit Agreement With KeyBank

On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow $137.5 million of this new credit facility in Yen LIBOR and incurred an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of March 31, 2008, we had borrowings outstanding of approximately $119.5 million, net of financing fees of $0.4 million, under the facilities (with $13.9 million in available borrowing used to support two standby letters of credit issued under the credit facilities).

We used a portion of the proceeds from this facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated as of July 27, 2007.

We also used approximately $69.9 million in proceeds from this facility, along with approximately $17.8 million from our available cash to redeem $86.3 million in 5 3/4 percent subordinated convertible notes maturing on July 3, 2008. The total payment included the outstanding principal amount, an early payment redemption premium of approximately 0.82 percent, and accrued interest. The date of the redemption was August 27, 2007.

On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. As of April 30, 2008 (after giving effect to the amendment and scheduled principal amortization under the credit agreement), we had $110.4 million available to us under the term loan and revolving credit facilities, and we were fully drawn on both facilities as of that date. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008.

See Note 7, “Debt,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional detail describing this credit agreement.

Under the credit facility with KeyBank, we maintain a letter of credit in the amount of $750,000 in favor of the landlord under our current headquarters lease in Fremont, California. We also maintain a letter of credit in the amount of 1.3 billion Japanese Yen (approximately U.S. $13.2 million at the March 31, 2008 exchange rate) in favor of Shinko, which secures our obligation to purchase the remaining 4.9 percent of equity in ATJ from Shinko as part of the purchase agreement between ourselves and Shinko dated July 14, 2006. Either we or Shinko can trigger our obligation to purchase the remaining 4.9 percent equity of ATJ upon ninety (90) days written notice. Shinko can accelerate this obligation upon thirty (30) days written notice upon the following circumstances: (a) when AJI’s equity ownership in ATJ falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against us; (c) when a merger or corporate reorganization has been approved involving all or substantially all of our assets; (d) when Shinko’s equity ownership in ATJ falls below 4.9 percent; or (e) when we have failed to make any payment when due in respect of any loan secured by a pledge of our right, title and interest in and to the shares of ATJ (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).

An acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ATJ equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ATJ.

Due to the cyclical and uncertain nature of cash flows and collections from our customers, our borrowing to fund operations or working capital could exceed the permitted total leverage ratios under the credit agreement. In addition, our covenants under the credit agreement require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; further deterioration in our results of operations, whether through protracted cyclical declines in demand, losses in market share, unexpected costs or the inability to reduce costs, or other factors could cause our trailing twelve-month EBITDA to fall below required levels. Under any such scenario, we may be required to pay down the outstanding borrowings from available cash to maintain compliance with our financial covenants. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements. If we are unable to meet any such covenants, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings.

Other Credit Lines

The senior secured credit agreement with KeyBank contains financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures, and indebtedness as well as the maintenance of a maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as defined in the agreement. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the facility restricts our ability to pay such dividends (subject to certain exceptions, including the dividend payments from ATJ to Shinko provided under the Share Purchase Agreement described in Item 1 in this report).

As of March 31, 2008, we had additional lines of credit available in Japan for working capital purposes through our subsidiaries in Japan, with total available borrowing capacity of 9.2 billion Japanese Yen (or approximately U.S. $92.6 million at the exchange rate as of that date). We have not provided any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries. Of these additional lines of credit in Japan, we had borrowed and outstanding approximately 3.5 billion Japanese Yen as of March 31, 2008 (or approximately U.S. $35.2 million at the exchange rate as of that date).

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

As a general matter, our operations have in the past consumed considerable cash and may do so in the future. We have in the past obtained additional financing to meet our working capital needs or to finance capital expenditures, as well as to fund operations. We may be unable to obtain any required additional financing on terms favorable to us, if at all, or which is not dilutive to our shareholders. Uncertainty in current capital markets exposes us to a greater risk of not being able to obtain financing in a timely manner if we were to require additional liquidity. If adequate funds are not available on acceptable terms, we may be unable to meet our current or future obligations on a timely basis, fund any desired expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity or convertible securities, our shareholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing new or restructured debt, we may be subject to further limitations on our operations. Any of the foregoing circumstances could adversely affect our business.

We have risk of material losses including attorney fees and expenses in conjunction with ongoing lawsuits.

Certain of our current and former directors and officers have been named as defendants in consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action’). The Federal Action seeks to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. We are named as a nominal defendant in the Federal Action; thus, no recovery against us is sought.

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

We have a long-pending patent infringement action we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc. On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. However, on August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law on the issue of obviousness. The effect of the Court’s judgment was to invalidate our ’421 patent in suit and dispose of the action in its entirety in favor of defendants. The Court also conditionally granted defendants’ motion for a new trial on the issue of obviousness in the event the Court’s judgment is vacated or reversed on appeal. We are appealing the Court’s judgment.

We are not able to predict the future outcome of these legal actions. These matters could result in significant and continuing legal expenses, adverse rulings and awards, diversion of management’s attention from our business, commencement of formal civil or criminal, administrative or legal actions against us or our current or former employees or directors, significant damage and cost awards, fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business and which could have a material adverse effect on our operations and profitability.

If we continue to fail to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in our Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Part II, Item 9A, “Controls and Procedures,” below in this Form 10-K. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed.

Our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2008, due to material weakness in internal control over financial reporting that remained outstanding at that date and that is subject to our continuing remediation efforts.

We are devoting now, and will likely need to continue to devote in the near future, significant resources in our efforts to achieve effective internal control. These efforts have been and may continue to be costly. We cannot assure that these efforts will be successful. Until we have fully remediated the material weakness referred in Part II, Item 9A, “Controls and Procedures,” we may face additional risks of errors or delays in preparing our consolidated financial statements and associated risks of potential late filings of periodic reports, NASDAQ listing standard violations, risks of correcting previously filed financial statements, increased expenses, and possible private litigation or governmental proceedings arising from such matters.

Our global operations subject us to risks that may negatively affect our results of operations and financial condition.

The majority of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, other Asia-Pacific countries and Europe. International sales represented approximately 82 percent, 79 percent and 81 percent of our total net sales for fiscal years 2008, 2007 and 2006, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Additionally, we have sales offices and other facilities in many countries and, as a result, we are subject to risks associated with doing business globally, including:

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

In addition, most of our products and significant amounts of our expenses are paid for in foreign currencies. Our limited hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements. This risk is especially high in Japan where we have direct sales operations and orders are often denominated in Japanese Yen, which has gained substantial strength against the U.S. dollar in recent months. Therefore fluctuations in exchange rates, including those caused by currency controls, could negatively impact our business operating results and financial condition by resulting in lower revenue or increased expenses. Translation adjustments in any particular reporting period could significantly affect, positively or negatively, our reported profitability or loss. Changes in tariff and import regulations may also negatively impact our revenue in those affected countries.

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

We have outsourced the manufacturing of nearly all of our Fab Automation Products. Flextronics currently manufactures our products under a long-term contract, other than AMHS and our robotics products. ATJ also subcontracts a significant portion of its AMHS manufacturing to third parties. In the future, we may increase our dependence on contract manufacturers, including for our AMHS projects. Outsourcing may not continue to yield the benefits we expect, and instead could result in increased product costs, inability to meet customer demand or product delivery delays.

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

The markets in which we sell our products comprise a relatively small number of OEMs, semiconductor manufacturers and flat panel display manufacturers. Large orders from a relatively small number of customers account for a significant portion of our revenue and make our relationship with each customer critical to our business. The sales cycle for a new customer can last up to twelve months or more from initial inquiry to placement of an order, depending on the complexity of the project. These extended sales cycles make the timing of customer orders uneven and difficult to predict. With reference to sales to semiconductor fab customers, a significant portion of the net sales in any quarter is typically derived from a small number of long-term, multi-million dollar customer projects involving upgrades of existing facilities or the construction of new facilities. In the case of sales to OEMs, these orders, either large or small in size are typically received with very short lead times. If we are not able to meet these short customer delivery requirements, we could potentially lose the order. Our customers normally provide forecasts of their demand and in many cases we will incur costs to be able to fulfill customers’ forecasted demand. However there can be no assurances that a customer’s forecast will be accurate or that it will lead to a subsequent order. Generally, our customers may cancel or reschedule shipments with limited or no penalty.

We operate in an intensely competitive industry, and our failure to respond quickly to technological developments and introduce new products and features could have an adverse effect on our ability to compete.

We operate in an intensely competitive industry that experiences rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. The development of more complex semiconductors and requirement for larger glass panel sizes for FPD products have driven the need for new facilities, equipment and processes to produce these devices at an acceptable cost. For example, beginning with Gen 7, and continuing through Gen 8, the dimensions and weight of the glass panels have made the use of traditional guided vehicle technology impractical (including our AGV technology). While our technology is not adequately suited to Gen 7 applications, we have developed a different solution for Gen 8 and later-generation manufacturing that we have begun to market to FPD manufacturers. We believe that our future success will depend in part upon our ability to continue to enhance our existing products to meet customer needs and to develop and introduce new products in a timely manner. We may not be able to successfully develop and market these new products, the products we invest in and develop may not be well received by customers, and products developed and new technologies offered by others may affect the demand for our products. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments of our assets.

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

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, selling, general and administrative expenses, and our tax rate.

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

We have made and may continue to make additional acquisitions of or significant investments in businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of past and future acquisitions or investments, the operations of these companies must be integrated and combined efficiently with our own. This is particularly the case with our Japan subsidiaries and our need to continue to effect a closer integration with operations of the rest of our company and alignment with our overall objectives and strategic initiatives. The process of integrating supply and distribution channels, computer and accounting systems, and other aspects of operations, while managing a larger entity, will continue to present a significant challenge to our management. In addition, it is not certain that we will be able to incorporate different financial and reporting controls, processes, systems and technologies into our existing business environment. The difficulties of integration may increase because of the necessity of combining personnel with varied business backgrounds and combining different corporate cultures and objectives. We may incur substantial costs associated with these activities and we may suffer other material adverse effects from these integration efforts which could materially reduce our earnings, even over the long-term. We may not succeed with the integration process and we may not fully realize the anticipated benefits of the business combinations, or we could decide to divest or discontinue existing or recently acquired assets or operations.

We could experience unexpected turnover in our finance department, and this could have an adverse impact on our business; In order to compete, we must attract, retain, and motivate key employees Company wide, and our failure to do so could have an adverse effect on our results of operations.

In the past five years, we have had significant turnover in the chief financial officer, controller and other key positions in our finance department (including in certain key finance positions at our subsidiaries in Japan). This turnover and inability to hire and retain personnel with appropriate levels of accounting knowledge, experience, and training contributed to control deficiencies that constituted a material weakness in internal control over financial reporting in the area of income taxes as of March 31, 2008. See Part II, Item 9A, “Controls and Procedures.” If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weakness in internal control over financial reporting, and direct and indirect consequences of this weakness, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.

As a general matter, our future success depends, in large part, on the continued contributions of our senior management and other key technical and sales personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management, key technical personnel or key sales personnel is bound by written employment contracts to remain with us for a specified period, and several members of our senior management are approaching retirement age (particularly in our Japan subsidiaries). In addition, we do not currently maintain key person life insurance covering our key personnel. The loss of any of our senior management or key personnel could harm our business.

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

Brooks, TDK and Shinko are our primary competitors in the area of loadports. Our auto identification products face competition from Brooks and Omron. We also compete with several companies in the robotics area, including, but not limited to, Brooks, Rorze and Yasukawa. In the area of AMHS, we face competition primarily from Daifuku and Murata. Our wafer sorters compete primarily with products from Recif and Rorze. We also face competition for our software products from Cimetrix and Applied Materials. In addition, the industry’s transition to 300mm wafers is likely to continue to draw new competitors to the fab automation and AMHS markets. In the 300mm wafer market, we face intense competition from a number of established automation companies, as well as new competition from semiconductor equipment companies.

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

Each of these factors could have a significant impact on our ability to achieve and maintain profitability.

Item 1B —	Unresolved Staff Comments

None

Item 2 —	Properties

We are headquartered in Fremont, California, and maintain the following primary operating facilities:

		Square
		Footage	Lease	Facilities by
Location	Functions	(Approximate)	Expiration	Segments

Fremont, California	Corporate headquarters	95,000	March 2013	Fab Automation/AMHS
Fremont, California	Repair and maintenance	35,000	March 2010	Fab Automation/AMHS
Austin, Texas	Sales and support, R&D	3,000	May 2011	Fab Automation
Nagoya, Japan	Administration, manufacturing, R&D	65,000	Owned	Fab Automation/AMHS
Nagoya, Japan	Administration, manufacturing	7,000	December 2008	Fab Automation
Hsin-Chu City, Taiwan	Administration, sales and support	7,000	July 2009	Fab Automation/AMHS
Genting, Singapore	Sales and support	2,000	September 2008	Fab Automation
Ise, Japan	Administration, manufacturing, R&D	176,000	June 2011	AMHS
Tokyo, Japan	Sales and support	4,000	July 2012	Fab Automation/AMHS

The facilities listed above are structurally sound and well maintained and are adequate for our needs for the foreseeable future.

Item 3 —	Legal Proceedings

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

On August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law on the issue of obviousness. The effect of the Court’s judgment was to invalidate our ‘421 patent in suit and dispose of the action in its entirety in favor of defendants. The Court also conditionally granted defendants’ motion for a new trial on the issue of obviousness in the event the Court’s judgment is vacated or reversed on appeal. The Court terminated without prejudice defendants’ other post-trial motions, including motions challenging the award of damages. However, in so doing, the Court noted substantial legal questions with respect to the damages award, in particular that only a portion of our damages may be attributed directly to the patented Smart Traveler System, and stated that the Court’s present inclination would be to grant a new trial or remittitur in the event that the Court’s judgment is vacated or reversed on appeal. We are appealing the Court’s judgment.

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

In a related proceeding, the Japan Patent and Trademark Office invalidated the Patents in Suit, and the Court has stayed further proceedings pending a determination of any appeal of the invalidity determination. We cannot predict the outcome of these proceedings, and a further adverse ruling by the District Court, including a final judgment awarding significant damages and enjoining sales and shipments of ATJ’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future profitability.

Derivative Action filed Against Current and Former Directors & Officers Relating to Past Stock Option Grants & Practices

Certain of our current and former directors and officers have been named as defendants in consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”). A similar shareholder derivative action initially filed in California state court, and captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) has been refiled in federal court and noticed as related to the Federal Action. Plaintiffs in the Federal Action allege that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995, and assert causes of action for breach of fiduciary duty, unjust enrichment, corporate waste, abuse of control, gross mismanagement, accounting, rescission and violations of Section 25402 et. seq. of the California Corporations Code. The Federal Action also alleges that certain of the current and former defendant directors and officers breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated there under, and Section 20(a) of the Exchange Act. The Federal Action seeks to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. We are named as a nominal defendant in both the Federal and State Actions, thus no recovery against us is sought.

Other Matters

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third-party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of March 31, 2008.

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

	High	Low

Fiscal year ended March 31, 2007
First quarter	$10.72	$5.83
Second quarter	7.63	6.43
Third quarter	8.82	6.25
Fourth quarter	7.46	6.22
Fiscal year ended March 31, 2008
First quarter	7.49	6.43
Second quarter	7.82	4.50
Third quarter	6.15	2.69
Fourth quarter	4.20	2.46

Approximate Number of Equity Security Holders

There were approximately 251 holders on record of our common stock as of March 31, 2008. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividends

We have not declared or paid any cash dividends on our common stock in the past and do not anticipate declaring or paying any such cash dividends in the foreseeable future. In addition, our current senior credit facility restricts our ability to pay such dividends as described under “Liquidity and Capital Resources” in Item 7 below.

Issuer Purchases of Equity Securities

We have not purchased any of our equity securities during the fiscal year ended March 31, 2008.

Common Stock Performance

The following graph shows the total shareholder return of an investment of $100 in cash on April 1, 2003, for: (a) Asyst common stock; (b) the SIC 355 Index — Special Industry Machinery (the SIC Code Index); and (c) the NASDAQ Composite Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the dates indicated in the headings of the chart that follows the graph. Those dates are the last trading days in the fiscal years within the period covered by the graph and the chart.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ASYST TECHNOLOGIES, INC.,
NASDAQ COMPOSITE INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON APR. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED MAR. 31, 2008

	3/31/2003	3/26/2004	3/31/2005	3/31/2006	3/30/2007	3/31/2008
Asyst Technologies, Inc.	$100.00	$158.12	$88.38	$192.07	$129.70	$64.58
SIC Code Index	$100.00	$178.89	$149.69	$178.10	$215.78	$184.92
NASDAQ Composite Index	$100.00	$149.26	$149.91	$176.74	$183.30	$171.69

Item 6 —	Selected Financial Data

Selected Consolidated Financial Data

The following selected consolidated financial and supplemental operating data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	March 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents and short-term investments	$95,669	$99,701	$109,926	$101,180	$117,860
Total assets	445,653	465,686	415,294	483,774	472,864
Long-term debt and capital leases, net of current portion	112,667	86,412	87,168	88,750	91,074
Shareholders’ equity	87,600	94,681	87,679	89,717	102,252

	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$457,227	$492,473	$459,221	$612,987	$301,642
Gross profit	138,940	154,721	161,246	122,215	53,370
(Loss) income from operations	(13,375)	10,675	32,286	(17,829)	(86,489)
Net loss prior to cumulative effect of change in accounting principle	(13,743)	(141)	(104)	(17,743)	(82,616)
Cumulative effect of change in accounting principle	—	103	—	—	—

Net loss	$(13,743)	$(38)	$(104)	$(17,743)	$(82,616)

Basic net loss per share prior to cumulative effect of change in accounting principle	$(0.28)	$(0.00)	$(0.00)	$(0.37)	$(1.98)
Cumulative effect of change in accounting principle	—	0.00	—	—	—

Basic net loss per share	$(0.28)	$(0.00)	$(0.00)	$(0.37)	$(1.98)

Diluted net loss per share prior to cumulative effect of change in accounting principle	$(0.28)	$(0.00)	$(0.00)	$(0.37)	$(1.98)
Cumulative effect of change in accounting principle	—	0.00	—	—	—

Diluted net loss per share	$(0.28)	$(0.00)	$(0.00)	$(0.37)	$(1.98)

Shares used in computing basic net loss per share	49,712	48,924	47,972	47,441	41,805
Shares used in computing diluted net loss per share	49,712	48,924	47,972	47,441	41,805

Comparability of annual data is affected by the following items:

1. Fiscal year 2007 included approximately $4 million in professional fees incurred in connection with our stock option investigation that began in June 2006.

2. On April 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment.” It requires us to measure all employee share-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded share-based compensation expense under SFAS No. 123(R) of $6.9 million and $5.9 million, respectively, for fiscal years ended March 31, 2008 and 2007.

3. Fiscal years 2005 and 2004 included asset impairment charges of $4.6 million and $6.9 million, respectively. These charges related to the write-downs in the value of certain goodwill, intangibles and land held for sale in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to be Disposed of.’’

4. Fiscal years 2005 and 2004 included loss contract accruals of $1.3 million and $7.3 million, respectively, related to Asyst Technologies Japan, Inc. (formerly Asyst Shinko, Inc. or “ASI”).

5. Restructuring charges of $2.0 million, $2.0 million, $1.8 million and $6.6 million were recorded in fiscal years 2008, 2007, 2005 and 2004, respectively. These charges were primarily for severance, excess facility and asset impairment charges related to workforce reductions and consolidation of our facilities.

Refer to the Consolidated Financial Statements and accompanying Notes contained in Part II, Item 8 of this Form 10-K for further disclosure of the above items.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in Item 1A, “Risk Factors,” and elsewhere in this Annual Report.

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

We invoice a substantial portion of our revenues in Japanese Yen and are subject to currency fluctuation rates. We generally translate the assets and liabilities of our Japanese operations and their subsidiaries using period-end exchange rates. We reflect translation adjustments as a component of “Accumulated other comprehensive income (loss)” in our Consolidated Balance Sheets.

On October 16, 2002, we established a joint venture with Shinko Electric Co., Ltd. (“Shinko”), called Asyst Shinko Inc. In September 2007, we changed this entity’s name to Asyst Technologies Japan, Inc. (“ATJ”). The entity develops, manufactures, sells and supports Automated Materials Handling Systems (“AMHS”), with principal operations in Tokyo and Ise, Japan. Under terms of the original joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and retained the remaining 49.0 percent interest. On July 14, 2006, we purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ATJ for approximately $107.7 million of cash and transaction costs. This purchase increased our consolidated ownership of ATJ to 95.1 percent. We consummated the acquisition to further integrate our Fab Automation and AMHS businesses, allowing us to provide our customers a full range of product offerings.

We recorded the fair value of assets acquired and liabilities assumed in our consolidated balance sheet as of July 14, 2006, the effective date of the acquisition, and included the results of operations in our consolidated results of operations subsequent to July 14, 2006. We believe the purchase price reasonably reflects the fair value of the business based on estimates of future revenues and earnings.

Our Operating Segments

We report our financial results through the following two reportable segments:

Our AMHS segment consists principally of our automated transport and loading systems for semiconductor and flat panel display product manufacturers.

Our Fab Automation product segment consists principally of our interface products, Auto-ID systems, substrate-handling robotics, sorters, EFEMs and connectivity software.

For further descriptions of our operating segments, see Note 13, “Operating Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Our reportable segments are the same as our operating segments.

We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period-to-period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements or customer ability to finance such purchases; (4) relative competitiveness of our products; and (5) our ability to successfully manage the outsourcing of our manufacturing activities to meet customers’ demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2008 may not be indicative of our future operating results.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, goodwill and intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.

We believe the following critical accounting policies affect our estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large-volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment and delivery. Our primary shipping terms are FOB shipping point, which results in the transfer of title and recognition of product revenue at the time of shipment to our customers. Certain of our product sales are accounted as multiple-element arrangements. We allocate consideration to multiple-element arrangements based on relative objective evidence of fair values, which we determine based on prices charged for such products when sold on a stand-alone basis. If we have met defined customer acceptance experience levels with both the customer and the specific type of product, we recognize the product revenue at the time of shipment and transfer of title, and recognize the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. We recognize revenue for spare parts sales at the time of shipment and the transfer of title. We defer all revenues and all costs for items that do not meet our revenue recognition policy, and these amounts are reflected in our Consolidated Balance Sheets under “Deferred margin.” We recognize revenue related to maintenance and service contracts ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in our Consolidated Balance Sheets under “Accrued and other liabilities.”

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

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts through a specific and non-specific reserve assessment. The specific reserve is a facts and circumstances assessment of accounts receivables outstanding past a certain date, generally 60 days from the payment term due date, and reserve between 0 percent and 100 percent under the specific reserve, depending on the facts and circumstances of the particular case. The non-specific reserve is quantitatively measured through application of a reserve percentage based on the historic accounts receivable write-offs during the immediately preceding five years. Changes in circumstances (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends) may require us to further adjust our estimates of the recoverability of amounts due to us.

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

Goodwill

We test goodwill for impairment annually in the third quarter of each fiscal year, or sooner should events or changes in circumstances indicate potential impairment. The test is performed in accordance with Statement of

Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” (“SFAS No. 142”). The test is a two-step process with the first step serving to identify if an impairment has occurred, while the second step measures the amount of the impairment, if any. To determine the amount of the impairment, we estimate the fair value of our reporting segments that contain goodwill, based primarily on expected future cash flows, reduce the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compare the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeds the unallocated fair value of the business, an impairment expense is recognized.

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

Accounting for Income Taxes

Effective April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). See Note 6, “Income Taxes,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of implementing FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained following an audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit which is the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the determination period.

Share-Based Compensation

On April 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Our Consolidated Financial Statements as of and for the fiscal years ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). However, in accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods were not restated and do not include the impact of SFAS No. 123(R). Prior periods do not include equity compensation amounts comparable to those included in the Consolidated Financial Statements for the fiscal years ended March 31, 2008 and 2007.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to April 1, 2006, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB No. 25 as permitted under SFAS No. 123(R) (and further amended by SFAS No. 148).

Upon adoption of SFAS No. 123(R), we reassessed our equity compensation valuation technique and related assumptions. Our determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Share-based compensation expense recognized in our Consolidated Statements of Operations for fiscal years ended March 31, 2008 and 2007 included a combination of payment awards granted prior to April 1, 2006 and payment awards granted subsequent to April 1, 2006. In conjunction with the adoption of SFAS No. 123(R), we changed our method of attributing the value of share-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to April 1, 2006 is recognized using the straight-line single-option method, except for compensation expense relating to market-condition awards which is recognized using the graded-vesting method. Share-based compensation expense included in fiscal years ended March 31, 2008 and 2007 includes the impact of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred. Stock options granted in periods prior to fiscal year 2007 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to April 1, 2006 were measured based on SFAS No. 123(R) criteria.

Pension Benefit Plans

We provide defined-benefit pension plans in Japan. Consistent with the requirements of local law, we deposit funds for certain of these plans with insurance companies, third-party trustees, or into government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment.

Our pension benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions made by us, including the discount rate and expected long-term rate of return on plan assets. Material changes in pension benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.

Weighted-average assumptions used to determine benefit obligations as of March 31 for the plans were as follows:

	2008	2007	2006

Discount rate	2.0%	2.3%	2.0%
Rate of compensation increase	3.0%	3.0%	2.5%

Weighted-average actuarial assumptions used to determine costs for the plans as of March 31 were as follows:

	2008	2007	2006

Discount rate	2.0%	2.3%	2.0%
Expected return on plan assets	3.5%	4.0%	3.5%
Rate of compensation increase	3.0%	3.0%	2.5%

Results of Operations

Comparison of Sales, Gross Profit, Expenses, Interest & Other, and Taxes

The following table sets forth our consolidated statements of operations components, expressed as a percentage of net sales, for the periods indicated:

	Fiscal Year Ended March 31
	2008	2007	2006

NET SALES	100.0%	100.0%	100.0%
COST OF SALES	69.6%	68.6%	64.9%

GROSS PROFIT	30.4%	31.4%	35.1%

OPERATING EXPENSES:
Research and development	8.7%	7.0%	6.1%
Selling, general and administrative	20.5%	17.7%	18.4%
Amortization of acquired intangible assets	3.7%	4.1%	3.6%
Restructuring and other charges	0.4%	0.4%	(0.0)%

Total operating expenses	33.3%	29.2%	28.1%

(LOSS) INCOME FROM OPERATIONS	(2.9)%	2.2%	7.0%

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	0.4%	0.5%	0.6%
Interest expense	(2.0)%	(1.8)%	(1.5)%
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	(0.7)%	0.0%	0.0%
Other income, net	1.8%	0.8%	1.1%

Interest and other income (expense), net	(0.5)%	(0.5)%	0.2%

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(3.4)%	1.7%	7.2%
BENEFIT FROM (PROVISION FOR) INCOME TAXES	0.4%	(1.3)%	(4.1)%
MINORITY INTEREST	(0.0)%	(0.4)%	(3.1)%

NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3.0)%	(0.0)%	(0.0)%
Cumulative effect of change in accounting principle	0.0%	0.0%	0.0%

NET LOSS	(3.0)%	(0.0)%	(0.0)%

The following is a summary of our net sales, costs of sales, gross profit and income (loss) from operations by segment and consolidated total for the periods presented below:

	Fiscal Year Ended March 31
	2008	2007	2006
	(In thousands)

AMHS:
Net sales	$292,927	$298,777	$294,483
Cost of Sales	225,646	225,150	196,571

Gross Profit	$67,281	$73,627	$97,912

(Loss) income from operations	$(14,448)	$9,983	$47,782

Fab Automation Products:
Net sales	$164,300	$193,696	$164,738
Cost of Sales	92,641	112,602	101,404

Gross Profit	$71,659	$81,094	$63,334

(Loss) income from operations	$1,073	$692	$(15,496)

Consolidated:
Net sales	$457,227	$492,473	$459,221
Cost of Sales	318,287	337,752	297,975

Gross Profit	$138,940	$154,721	$161,246

(Loss) income from operations	$(13,375)	$10,675	$32,286

Net Sales by Operating Segment

Consolidated

During fiscal year 2008, consolidated net sales decreased by $35.2 million, or 7.2 percent, to $457.2 million compared to the prior fiscal year. This decrease was driven by volume decreases of $22.5 million from interface products, $7.5 million from flat panel display (“FPD”), $4.9 million from Auto-ID systems, $3.7 million from software, $3.0 million from service, $2.7 million from robotics and $0.7 million from other Fab Automation products, offset in part by increases of $8.5 million from Spartan Sorter and EFEM sales to end-users and OEMs and $1.3 million from semiconductor AMHS projects. The fiscal year 2008 net sales decline was primarily due to the current general economic condition of the industries in which we compete. In addition, fiscal year 2008 net sales were also affected by continuing customer and competitive pressure to reduce pricing for some projects and products in our AMHS and Fab Automation segments.

Consolidated net sales increased by $33.3 million, or 7.2 percent, to $492.5 million from fiscal year 2006 to fiscal year 2007. This increase was primarily driven by a $29.0 million volume increase in our Fab Automation segment and from a $4.3 million volume increase in our AMHS segment. Our Fab Automation volume increase primarily resulted from increases in interface products followed by increases in Spartan Sorter and EFEM sales and from spare parts and service contract sales.

AMHS

Net sales for our AMHS segment during fiscal year ended March 31, 2008 decreased by $5.9 million, or 2.0 percent, to $292.9 million compared to the prior fiscal year. This decrease was driven by FPD volume declines of $7.5 million, offset in part by modest semiconductor volume increases of $1.3 million from semiconductor projects and $0.3 million from service sales. Our $7.5 million net sales decline from FPD was primarily due to the overall slowdown in this industry combined with the industry’s shift to the Generation 7 (also referred to as “Gen 7”) flat panel size, at a time when we did not have a product to address this market. In addition, although net sales from semiconductor AMHS projects were up by $18.2 million through the first nine months of fiscal year 2008, we experienced significant reduction in the rate of capacity expansion by our customers during the fourth quarter of fiscal year 2008 which resulted in net sales from AMHS projects being up by only $1.3 million for fiscal year 2008 compared to fiscal year 2007.

Net sales for our AMHS segment during the fiscal year ended March 31, 2007 increased by $4.3 million, or 1.5 percent, to $298.8 million over the prior fiscal year primarily due to a $21.0 million volume increase in semiconductor equipment sales in Japan, and a $1.8 million increase in service sales, partially offset by a $18.5 million volume decrease in FPD AMHS sales to customers located in Taiwan and Korea. The AMHS semiconductor volumes increased during fiscal year 2007 as manufacturers of flash memory and foundries in Asia/Pacific and Japan continued with their fab expansion projects.

Fab Automation

Net sales for our Fab Automation segment during fiscal year 2008 decreased by $29.4 million, or 15.2 percent, to $164.3 million compared to the corresponding period of the prior fiscal year. This decrease was driven by volume declines of $11.6 million from 300mm loadports, $7.3 million from 200mm loadports, $4.9 million from Auto-ID systems, $3.7 million from software, $3.6 million from Plus Portals, $3.4 million from service, $2.7 million from robotics and $0.7 million from other Fab Automation products. These declines resulted from the current industry downturn in our core market. On a positive note, we continued to increase sales of Spartan Sorters and EFEMs to end-users and OEMs, increasing by $8.5 million in fiscal year 2008 compared to $7.4 million in fiscal year 2007.

Net sales for fiscal year 2007 increased by $29.0 million, or 17.6 percent, to $193.7 million over fiscal year 2006 primarily due to a $16.9 million volume increase in 200mm and 300mm loadport sales, a $7.4 million volume increase in Spartan Sorter and EFEM sales, and a $7.2 million increase in spare parts and service contract sales (partially offset by lower sales of other products totaling $0.7 million). Spartan EFEM continued to ramp throughout fiscal year 2007 as there were several new design wins, which resulted in unit volumes increasing by approximately 197 percent over the prior fiscal year 2006.

Net Sales by Geographic Area

Sales by geographic region (in thousands):

	Fiscal Year Ended March 31
	2008	2007	2006

Consolidated:
United States	$84,371	$103,962	$87,266
Japan	185,693	186,404	183,079
Taiwan	98,066	111,835	109,174
Korea	23,864	17,447	21,123
Other Asia/Pacific	34,835	32,790	27,336
Europe	30,398	40,035	31,243

Total	$457,227	$492,473	$459,221

Our consolidated net sales decrease of $35.2 million for fiscal year 2008 compared to fiscal year 2007 was primarily driven by a $19.6 million decrease in the United States followed by decreases of $13.7 million in Taiwan, $9.6 million in Europe and $0.7 million in Japan. These decreases were partially offset by increases of $6.4 million in Korea and $2.0 million in Other Asia/Pacific.

Geographically, net sales as a percentage of total net sales remained relatively constant during fiscal year 2008 compared to fiscal year 2007. Our highest concentration of sales continued to be derived from Japan where it represented 40.6 percent during fiscal year 2008 compared to 37.9 percent during fiscal year 2007. This was followed by Taiwan, which represented 21.4 percent during fiscal year 2008 compared to 22.7 percent during fiscal year 2007, and by the United States, which represented 18.5 percent during fiscal year 2008 and 21.1 percent during fiscal year 2007. All other regions totaled 19.5 percent during fiscal year 2008 and 18.3 percent during fiscal year 2007.

The consolidated net sales increase of $33.3 million for fiscal year 2007 as compared to 2006 was primarily due to a $16.7 million increase in North America, a $3.3 million increase in Japan, a $2.7 million increase in Taiwan, a $5.5 million increase in Other Asia/Pacific, and $8.8 million increase in Europe, partially offset by a $3.7 million decrease in Korea. The $25.5 million increase in United States and Europe for the fiscal year 2007 was primarily due to the AMHS volume increase of $12.8 million and the Fab Automation volume increase of $9.6 million.

The geographical distribution of net sales as a percentage of the total remained relatively constant for the fiscal year ended March 31, 2007 as compared with the prior fiscal year ended March 31, 2006. Japan represented 37.9 percent and 39.9 percent for the fiscal years ended 2007 and 2006, respectively, while Taiwan was 22.7 percent and 23.8 percent for the fiscal years 2007 and 2006, United States was 21.1 percent and 19.0 percent for the fiscal years 2007 and 2006, and all other regions totaled 18.3 percent and 17.3 percent for the fiscal years 2007 and 2006, respectively.

AMHS

Our AMHS net sales decrease of $5.9 million for fiscal year 2008 compared to the same period of the prior fiscal year was primarily due to decreases of $13.9 million in Taiwan, $6.3 million in Other Asia/Pacific, $4.4 million in Europe and $3.6 million in the United States. These decreases were partially offset by increases of $9.2 million in Korea, $6.6 million in Japan and $6.5 million in China. Geographic distribution remained relatively constant between fiscal year 2008 and 2007. The highest geographic concentration was led by Japan with 43.7 percent during fiscal year 2008 and 40.6 percent during fiscal year 2007, Taiwan with 29.2 percent during fiscal year 2008 and 33.2 percent during fiscal year 2007, North America with 9.9 percent during fiscal year 2008 and 10.9 percent during fiscal year 2007, Korea with 8.0 percent during fiscal year 2008 and 4.8 percent during fiscal year 2007. All other regions represented the remaining 9.2 percent and 10.5 percent during fiscal years 2008 and 2007, respectively.

Fab Automation

Our Fab Automation net sales decrease of $29.4 million fiscal year 2008 compared to fiscal year 2007 was primarily due to decreases of $16.2 million in North America, $7.3 million in Japan, $5.2 million in Europe, $2.7 million in Korea and $2.4 million in China, offset in part by an increase of $4.2 million in Other Asia/Pacific. Geographic distribution remained relatively constant between fiscal year 2008 and 2007. The highest geographic concentration was led by Japan with 35.1 percent during fiscal year 2008 and 33.6 percent during fiscal year 2007, United States with 33.7 percent during fiscal year 2008 and 37.0 percent during fiscal year 2007, Europe with 10.6 percent during fiscal year 2008 and 11.7 percent during fiscal year 2007, Other Asia/Pacific with 8.1 percent during fiscal year 2008 and 4.7 percent during fiscal year 2007, and Taiwan with 7.7 percent during fiscal year 2008 and 6.5 percent during fiscal year 2007. All other regions represented the remaining 4.8 percent and 6.5 percent during fiscal years 2008 and 2007, respectively.

Gross Profit

Consolidated

Consolidated gross profit for fiscal year 2008 was $138.9 million, which was $15.8 million lower than the same period of the prior fiscal year primarily from sales volume decreases in interface products, flat panel displays, Auto-ID systems, software, service and robotics, partially offset by volume increases in Spartan Sorter and EFEM sales. The consolidated gross margin percentage decreased to 30.4 percent for fiscal year 2008 compared to 31.4 percent for fiscal year 2007. This overall decrease in gross margin percentage primarily reflects increased mix of sales from our lower margin AMHS segment, which saw a 2.0 percent sales decline for the year, compared to a 15.2 percent sales decline for our higher margin Fab Automation segment. It also reflects the impact of certain lower margin projects in our AMHS segment, which continues to face both competitive and customer pressure related to pricing.

Consolidated gross profit for fiscal year 2007 decreased by $6.5 million, or 4.0 percent, to $154.7 million compared to the same period of the prior fiscal year. AMHS projects for the fiscal year ended March 31, 2007 had lower average gross margins than projects during the prior fiscal year. During the prior fiscal year ended March 31, 2006, several AMHS contracts were completed with lower costs than originally estimated, which resulted in a higher overall gross margin percentage.

AMHS

AMHS gross profit for fiscal year 2008 was $67.3 million with a gross margin of 23.0 percent, compared with a $73.6 million gross profit or 24.6 percent gross margin for fiscal year 2007. Approximately $4.0 million of the $6.3 million decrease in gross profit was driven by reduced pricing on certain projects. The remaining $2.3 million decrease in gross profit primarily resulted from volume declines in flat panel display. The 1.6 percent decline in our AMHS gross margin percentage was primarily driven by reduced pricing on certain projects resulting in lower average selling prices during this period.

Our AMHS gross profit decreased by $24.3 million during fiscal year 2007 compared to fiscal year 2006. AMHS gross margin also decreased during this same period from 33.2 percent in fiscal year 2006 to 24.6 percent in fiscal year 2007. These decreases were attributable to several contracts in fiscal year 2006 that concluded with lower costs than anticipated, resulting in a higher gross margin in fiscal year 2006 compared to fiscal year 2007. In addition, the gross profit decline in fiscal year 2007 was also due to customer contracts that had substantially lower gross margins resulting from lower negotiated prices.

Fab Automation

Fab Automation gross profit for fiscal year 2008 was $71.7 million with a gross margin of 43.6 percent compared to $81.1 million gross profit or 41.9 percent gross margin for fiscal year 2007. The $9.4 million decrease in gross profit was due to overall lower sales volume, primarily from our interface products (200mm and 300mm loadports and Plus Portals) and Auto-ID systems. We managed to increase Fab Automation’s gross margin by 1.7 percent, despite experiencing a decline in volume and gross profit during this period, through continued product cost reduction initiatives which created cost efficiencies in our manufacturing, supply chain and other indirect cost of goods sold.

Fab Automation’s gross profit during fiscal year 2007 increased by $17.8 million over the same period of the prior fiscal year primarily due to the increase in 200mm and 300mm loadport volume, an increase in Spartan Sorter and EFEM volume, as well as the increase in spare parts and service contracts. The gross margin increased from 38.4 percent to 41.9 percent in fiscal year 2007 primarily due to favorable product mix and volume from the 200mm loadports, and continued product cost reductions through outsourced manufacturing and a lower cost supply chain.

Research and Development

	Fiscal Year Ended March 31			Fiscal Year Ended March 31
	2008	2007	Change	2007	2006	Change
	(In thousands, except percentages)

Research and development	$39,823	$34,575	$5,248	$34,575	$27,913	$6,662
Percentage of total net sales	8.7%	7.0%		7.0%	6.1%

Over the past two years we have increased our investment in new product development. The research and development expense increase of $5.2 million for fiscal year 2008 compared to the same period in the prior fiscal year was primarily due to increases of $3.7 million in new product development material expenses, $3.1 million in payroll-related costs and $1.5 million in outside services for software development. These increases were offset in part by a $1.5 million charge for in-process research and development related to the ATJ purchase transaction completed during the second quarter of fiscal year 2007 and a $1.6 million decrease in all other miscellaneous research and development expenses.

The $6.7 million increase in research and development expenses during fiscal year 2007 compared to the same period of the prior fiscal year was primarily due to a $5.8 million increase in payroll-related costs, a $1.1 million increase in share-based compensation expense, a $1.5 million non-cash expense for in-process research and development as part of the ATJ purchase transaction completed during the second quarter of fiscal year 2007, partially offset by $1.7 million of lower prototype material and other miscellaneous expenses

The research and development expenses may vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that we believe are necessary to develop enhancements to our current products as well as new products and product lines. We expect to continue to invest in new product development and expect to increase research and development spending in our fiscal year 2009. Although we believe that this level of investment will position us for increased sales and profitability in the future, we do not expect to realize the benefits of these investments in fiscal year 2009.

Selling, General and Administrative

	Fiscal Year Ended March 31			Fiscal Year Ended March 31
	2008	2007	Change	2007	2006	Change
	(In thousands, except percentages)

Selling, general and administrative	$93,526	$87,234	$6,292	$87,234	$84,503	$2,731
Percentage of total net sales	20.5%	17.7%		17.7%	18.4%

The selling, general and administrative (“SG&A”) expense increase of $6.3 million for fiscal year 2008 compared to fiscal year 2007 was primarily due to increases of $5.4 million in our bad debt expense, which was affected by a $7.5 million reversal in our bad provision in the same period of the prior fiscal year. In addition, SG&A expenses increased by $5.3 million from the establishment of a full reserve against a prepaid advance to a Korean supplier due to the cancellation of an order with a customer. Our SG&A expenses also increased by $2.2 million from higher overall payroll-related costs and by $1.1 million from all other SG&A related expenses. These increases were partially offset by a decrease of $7.7 million in legal and accounting fees, of which $5.9 million related to the prior fiscal year stock option investigation and Jenoptik litigation and $1.8 million related to a reduction in other professional fees during fiscal year 2008.

The $2.7 million increase in SG&A expense during fiscal year 2007 compared with fiscal year 2006 was primarily due to a $7.0 million increase in payroll-related costs, a $5.9 million increase in legal and accounting expenses associated with the Jenoptik litigation and our investigation of our past stock option grants and prices (which occurred during the second and third quarters of our fiscal year 2007), a $2.4 million increase in share-based compensation expense, and an increase of $0.5 million for all other miscellaneous expenses. The above increases totaled $15.8 million, and they were partially offset by a $13 million reduction in bad debt allowance during the fiscal year 2007 due to cash collections.

Amortization of Acquired Intangible Assets

	Fiscal Year Ended March 31			Fiscal Year Ended March 31
	2008	2007	Change	2007	2006	Change
	(In thousands, except percentages)

Amortization of acquired intangible assets	$16,993	$20,245	$(3,252)	$20,245	$16,590	$3,655
Percentage of total net sales	3.7%	4.1%		4.1%	3.6%

During fiscal year 2008 compared with the same period of fiscal year 2007, we experienced an increase in our acquired intangible base through our acquisition of an additional 44.1 percent interest in ATJ in July 2006, which contributed to an increase in our amortization expense for this period. This increase, however, was more than entirely offset by some of our acquired intangibles becoming fully amortized during the second quarter of our fiscal year 2008, which resulted in an overall decrease of $3.3 million in amortization expense for this period.

The increase of $3.7 million in amortization expense in the year ended March 31, 2007, compared to the year ended March 31, 2006, was primarily due to the increase in intangible assets of approximately $43.0 million from the purchase of additional shares in ATJ in fiscal year 2007.

Restructuring and Other Charges

The restructuring accrual and related utilization for fiscal years ended March 31, 2008, 2007 and 2006 were as follows (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total

Balance, March 31, 2005	$67	$816	$883
Additional accruals	(7)	(39)	(46)
Non-cash related utilization	(60)	(96)	(156)
Amounts paid in cash	—	(573)	(573)
Foreign currency translation	—	(3)	(3)

Balance, March 31, 2006	—	105	105
Additional accruals	—	1,992	1,992
Non-cash related utilization	—	(188)	(188)
Amounts paid in cash	—	(1,121)	(1,121)

Balance, March 31, 2007	—	788	788
Additional accruals	1,627	346	1,973
Non-cash related utilization	—	(121)	(121)
Amounts paid in cash	(1,257)	(918)	(2,175)
Foreign currency translation	17	59	76

Balance, March 31, 2008	$387	$154	$541

During fiscal year 2008, we incurred restructuring charges of $2.0 million, which consisted of $1.6 million in charges for severance costs from a reduction in workforce and $0.4 million in charges for facilities-related costs. In the fourth quarter of fiscal year 2008, we implemented a new restructuring plan (“2008 Plan”) involving employee terminations and closure of certain facilities worldwide. This plan is designed to improve efficiencies across our entire organization, reduce operating expense levels, and redirect resources to product development and other critical areas. We expect to incur an additional $0.7 million of restructuring charges under the 2008 Plan during the first half of fiscal year 2009. We expect to pay the remainder of the accrual amount outstanding at March 31, 2008 during the first half of fiscal year 2009.

During fiscal year 2007, we incurred restructuring charges of $2.0 million related to excess facility charges in connection with our corporate office relocation. The outstanding accrual balance of $0.8 million at March 31, 2007 consisted of future lease obligations on vacated facilities which we paid in fiscal year 2008.

In fiscal year 2006, we recorded minor changes in estimates to our restructuring accrual as a result of completion of various lease and sub-lease agreements, as well as final payments and adjustments on severance and benefit programs that were included in prior restructurings. The outstanding accrual balance of $0.1 million at March 31, 2006 consisted of future lease obligations on operating leases which were fully paid in fiscal year 2007.

Interest and Other Income (Expense), Net

	Fiscal Year Ended March 31			Fiscal Year Ended March 31
	2008	2007	Change	2007	2006	Change
	(In thousands)

Interest income	$1,961	$2,374	$(413)	$2,374	$2,527	$(153)
Interest expense	(8,979)	(9,056)	77	(9,056)	(6,746)	(2,310)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	(3,135)	—	(3,135)	—	—	—
Other income, net	8,181	4,074	4,107	4,074	5,172	(1,098)

Interest and other income (expense), net	$(1,972)	$(2,608)	$636	$(2,608)	$953	$(3,561)

Interest income during fiscal year 2008 compared to fiscal year 2007 was slightly lower due to lower average cash and investment balances between the periods. Interest expense during fiscal year 2008 was lower compared to fiscal year 2007 due to lower interest rates charged during the last half of the current fiscal year. On August 27, 2007, we redeemed our convertible subordinated notes, which carried an interest rate of 5.75 percent, using bank credit facilities carrying variable interest rates of 1.0 percent to 3.7 percent. This decrease was partially offset by the impact of the weakening U.S. dollar compared to the Japanese Yen during fiscal year 2008, which resulted in interest expense paid in Yen being recorded at a higher rate in U.S. dollars during fiscal year 2008 compared to fiscal year 2007. These factors resulted in our overall interest expense during fiscal year 2008 decreasing by approximately $0.1 million compared to fiscal year 2007. The write-off of fees related to the early extinguishment of debt and early redemption of convertible securities during fiscal year 2008 was due to the write-off of $2.4 million in fees from early extinguishment of the credit facility with Bank of America and $0.7 million for the redemption of the 5 3/4 percent convertible subordinated notes. The $4.1 million increase in other income, net during fiscal year 2008 compared to fiscal year 2007 was driven primarily from foreign currency exchange gains in Japan, offset in part by a decrease in royalty income due to the natural termination of a royalty arrangement during the fourth quarter of fiscal year 2008.

Interest income during fiscal year 2007 compared to fiscal year 2006 was slightly lower due to lower average cash and investment balances between the periods. Interest expense was $2.3 million higher during fiscal year 2007 compared to fiscal year 2006 due to the borrowing of approximately $81.5 million to finance the purchase of an additional 44.1 percent of the outstanding shares in ATJ. The ATJ acquisition also required the use of $20 million in available cash which caused our interest income to decline by $0.2 million during fiscal year 2007 compared to the same period of the prior fiscal year. The remaining difference in other income of approximately $1.1 million was due to a reduction in royalty income.

(Benefit from) Provision for Income Taxes

	Fiscal Year Ended March 31			Fiscal Year Ended March 31
	2008	2007	Change	2007	2006	Change
	(In thousands, except percentages)

Benefit from (provision for) income taxes	$1,662	$(6,447)	$8,109	$(6,447)	$(18,746)	$12,299
Percentage of total net sales	0.4%	(1.3)%		(1.3)%	(4.1)%

We recorded a tax benefit of $1.7 million for the fiscal year ended March 31, 2008, or 10.8 percent of our net income before income taxes and minority interest, compared to a tax provision of $6.4 million for the fiscal year ended March 31, 2007, or 79.9 percent of our net income before income taxes and minority interest. The tax benefit in fiscal year 2008 primarily relates to our international subsidiaries.

The net change of $8.1 million in the tax benefit in fiscal year 2008 compared to the tax provision in fiscal year 2007 is primarily due to a significant loss before income tax of $15.7 million reported by our foreign subsidiaries in fiscal year 2008 compared to income before income taxes of $11.3 million in fiscal year 2007. The tax benefit (provision for) is recorded at the effective rate of each subsidiary, with an overall effective tax rate of approximately 10.8 percent and 79.9 percent for fiscal years 2008 and 2007, respectively.

We recorded a tax provision of $6.4 million for the fiscal year ended March 31, 2007, or 79.9 percent of our net income before income taxes and minority interest, compared to a tax provision of $18.7 million for the fiscal year ended March 31, 2006, or 56.4 percent of our net income before income taxes and minority interest. The tax provision in fiscal year 2007 primarily relates to our international subsidiaries, offset by a tax benefit due to deferred taxes relating to amortization of intangibles recorded in connection with the ATJ acquisition of $8.9 million.

The net change of $12.3 million in the tax provision in fiscal year 2007 compared to the tax provision in fiscal year 2006 is primarily due to: (1) a significant decrease in income before income tax reported by our foreign subsidiaries ($11.3 million in fiscal year 2007 compared to $51.8 million in fiscal year 2006), the tax provisions for which are recorded at the effective rate of each subsidiary, with an overall effective tax rate of approximately 79.9 percent; and (2) an increase in tax benefit from deferred tax related to amortization of intangibles recorded in connection with the ATJ acquisition ($8.9 million tax benefit in fiscal year 2007 compared to $5.3 million in fiscal year 2006).

Minority Interest

Minority interest in the net income of our subsidiaries was $0.1 million, $1.8 million and $14.6 million during fiscal years 2008, 2007 and 2006, respectively. Through July 2006, this amount primarily represents the 49.0 percent equity interest of our joint venture partner, Shinko, in the operations of ATJ. In July 2006, we acquired an additional 44.1 percent of ATJ equity from Shinko. In accordance with Emerging Issues Task Force (“EITF”) 00-4, “Majority Owner’s Accounting for the Minority Interest in a Subsidiary and a Derivative” (“EITF 00-4”), AJI has accounted for the purchase option on a combined basis with the minority interest as a financing of the purchase of the remaining 4.9 percent minority interest, and as a result accounted for the transaction as an acquisition of Shinko’s entire 49 percent interest of ATJ on July 14, 2006. Accordingly, AJI recorded a liability, equivalent to the net present value of the 1.3 billion Japanese Yen fixed payment for the 4.9 percent remaining interest and the fixed annual dividend payment of 65 million Japanese Yen and will accrete the resulting discount to interest expense over the twelve month period ending on the first potential exercise date. The liability, which totaled 1.3 billion Japanese Yen (approximately U.S. $13.2 million at the exchange rate at March 31, 2008), has been classified within “Accrued and other liabilities” in the Consolidated Balance Sheets.

Related Party Transactions

Our Japan subsidiary, ATJ, has certain transactions with its 4.9 percent minority shareholder Shinko. Our other Japan subsidiary, AJI, has certain transactions with MECS Korea in which AJI is a minority shareholder. At March 31, 2008 and 2007, respectively, significant balances with Shinko and MECS Korea were as follows (in thousands):

	March 31,
	2008	2007

Accounts payable and notes payable due to Shinko	$20,755	$24,694
Accrued liabilities due to Shinko	895	304
Accrued liabilities due to Shinko relating to ATJ acquisition	13,204	11,439
Accounts receivable from MECS Korea	26	6
Accounts payable due to MECS Korea	67	228
Accrued liabilities due to MECS Korea	6	13

In addition, the Consolidated Financial Statements reflect various products and administrative and information technology services ATJ purchased from Shinko. During the fiscal years ended March 31, 2008, 2007 and 2006, sales to and purchases from Shinko and MECS were as follows (in thousands):

	Fiscal Year Ended March 31
	2008	2007	2006

Material and service purchases from Shinko	$57,455	$55,555	$57,043
Sales to MECS Korea	80	73	568
Purchases from MECS Korea	651	521	3

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of our fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the first quarter of our fiscal year 2010. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact, if any, that SFAS No. 159 will have on our consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact, if any, that EITF 07-3 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact, if any, that SFAS No. 160 will have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first quarter of our fiscal year 2010. We are currently evaluating the impact, if any, that SFAS No. 141R will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, bank borrowings, long-term debt and cash generated from operations.

As of March 31, 2008, we had approximately $95.7 million in cash and cash equivalents, $52.8 million in working capital (total current assets less total current liabilities) and $112.7 million in long-term debt and capital lease obligations, net of current portion.

The table below, for the periods indicated, provides selected consolidated cash flow information:

	Fiscal Year Ended March 31
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$18,357	$51,697	$43,710
Net cash (used in) provided by investing activities	(8,851)	(100,454)	22,141
Net cash (used in) provided by financing activities	(20,757)	53,689	(24,040)

Cash flows from operating activities.

Net cash provided by operating activities in fiscal year 2008 was $18.4 million, consisting of (in thousands):

Net loss	$(13,743)
Depreciation and amortization	24,740
Amortization of deferred financing costs	1,259
Share-based compensation expense	6,883
Reserve for advance to a Korean supplier	5,259
Write-off of fees related to early extinguishment of debt	2,431
Deferred taxes, net	(7,529)
Other non-cash charges	(6,675)
Decrease in accounts receivable	23,183
Decrease in inventories	17,971
Increase in prepaid expenses and other assets	(934)
Decrease in accounts payable, accrued liabilities and deferred margin	(34,488)

Net cash provided by operating activities	$18,357

We received net cash of $18.4 million from operating activities during the fiscal year 2008, primarily driven by a $23.2 million decrease in accounts receivables resulting from increased cash collections and year-over-year revenue decline, a $18.0 million decrease in inventory related to the completion of certain AMHS projects, plus an additional $26.4 million in other non-cash charges, including $24.7 million in depreciation and amortization, $6.9 million in share-based compensation expense, $5.3 million from a full reserve established against a prepaid advance to a Korean supplier, $2.4 million from the write-off of fees related to early extinguishment of debt and $1.3 million from the amortization of deferred financing costs. These increases in net cash were offset in part by a use of cash resulting from a $34.5 million decrease in accounts payable, accrued liabilities and deferred margin, primarily resulting from a decrease in customer deposits from AMHS long-term contracts achieving revenue recognition milestones under the percentage-of-completion method. The remainder of the decrease primarily related to lower accruals for employee compensation and inventory purchases.

Significant changes in assets and liabilities during the fiscal year 2007 included accounts receivable, which decreased by $23.7 million, primarily due to increased cash collections at ATJ, including receipts from the factoring of certain receivable balances in Japan and a decline in revenue. Accounts payable increased, primarily due to $16.5 million increase at ATJ for planned inventory requirements for next year. The increase in net inventory is primarily attributed to inventory build up at ATJ of approximately $15 million in order to meet increased demand and backlog orders at year-end.

Significant changes in assets and liabilities during the fiscal year ended 2006 included accounts receivable, which decreased due to increased cash collections at ATJ, including receipts from the factoring of certain receivable balances in Japan and a decline in revenues; prepaid expenses and other assets, which decreased due to a VAT refund at ATJ from the Japanese government; and accounts payable to related parties, which decreased at ATJ by $25.8 million.

We experienced a deterioration in our days sales outstanding (“DSO”) metric, increasing from 92 days at March 31, 2007 to 96 days at March 31, 2008 for billed and unbilled receivables. This deterioration was primarily driven by the shift in our sales mix from domestic to international, with domestic sales decreasing to 18 percent of total net sales in fiscal year 2008 compared to 21 percent in fiscal year 2007. Payment terms to our international regions tend to be comparatively longer than our domestic regions, thus driving the increase in our DSO number for fiscal year 2008.

Our inventory turnover metric also experienced a deterioration, increasing from 46 days in fiscal year 2007 to 52 days in fiscal year 2008. This deterioration was primarily caused by the 7.2 percent decline in net sales during the current fiscal year, from $492.5 million in fiscal year 2007 to $457.2 million in fiscal year 2008.

We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, collection of accounts receivable, timing of payments and inventory levels.

Cash flows from investing activities.

Net cash used in investing activities was $8.9 million in fiscal year 2008 due to purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.

Net cash used in investing activities was $100.5 million in fiscal year 2007. This was due primarily to the purchase from Shinko of shares of ATJ representing an additional 44.1 percent of outstanding capital stock of ATJ for a cash purchase price of 11.7 billion Japanese Yen (approximately U.S. $102 million at the July 14, 2006 exchange rate). This purchase increased our consolidated ownership of ATJ to 95.1 percent.

Net cash provided by investing activities in fiscal year 2006 was $22.1 million. This was due to $30.7 million in net sales of short-term investments, partially offset by $8.5 million in purchases of property and equipment, primarily fixed assets for leasehold improvements related to our new corporate headquarters.

Cash flows from financing activities.

Net cash used in financing activities was $20.8 million in fiscal year 2008 and was primarily due to principal reductions on long-term debt of $51.3 million, partially offset with $28.7 million in net proceeds from our lines of credit and $1.8 million in proceeds from the issuance of common stock under our employee stock programs.

Net cash provided by financing activities was $53.7 million in fiscal year 2007. This was primarily the result of a $115 million credit facility which we entered into with Bank of America in June 2006. We borrowed approximately $81.5 million to fund the purchase of an additional 44.1 percent of the outstanding shares in ATJ from Shinko Electric, Co. on July 14, 2006.

Net cash used in financing activities in fiscal year 2006 was $24.0 million, due to $12.4 million in net payments on our lines of credit, $8.3 million payments on long-term debt and capital leases and $5.9 million in dividends paid to the minority shareholder of ATJ (this dividend payment was for fiscal years 2005 and 2006 in the amount of $2.6 million and $3.3 million, respectively). The cash used was partially offset by $2.6 million in proceeds from the issuance of common stock under our employee stock programs.

Credit Facility

On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow against $137.5 million of this credit facility in Japanese Yen at the Yen LIBOR rate, incurring an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of March 31, 2008, we had borrowings outstanding of approximately $119.5 million, net of financing fees of $0.4 million, under the credit facility (with $13.9 million in available borrowing used to support two standby letters of credit issued under the credit facilities). Our pre-tax interest rate at March 31, 2008 was 3.68 percent. We are also amortizing approximately $3.8 million of bank fees, costs and related legal and other expenses as additional interest expense over the five-year term of the credit facility.

On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. As of April 30, 2008 (after giving effect to the amendment and scheduled principal amortization under the credit agreement), we had $110.4 million available to us under the term loan and revolving credit facilities, and we were fully drawn on both facilities as of that date. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008.

The credit facilities contain financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures and indebtedness. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the credit agreement restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2013. The aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the credit facilities may be reduced or increased, as the case may be, based on the fluctuations in the applicable foreign currency exchange rate. Accordingly, we may be required periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed the term loan and revolving credit facility commitment amounts on a U.S. dollar-equivalent basis. To date, we have relied on available cash and borrowings under our other credit lines in Japan to make these payments. The KeyBank credit facilities are secured by liens on substantially all of our assets, including the assets of certain subsidiaries.

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

Convertible Subordinated Notes

On August 27, 2007 we redeemed $86.3 million in 5 3/4 percent convertible subordinated notes in full by paying $87.7 million to the note holders. The payment amount included interest accrued through August 27, 2007 and an additional $0.7 million redemption premium payment representing approximately 0.82 percent of the outstanding principal amount of the notes. The payment comprised approximately $69.9 million of proceeds from the new credit facilities with KeyBank and approximately $17.8 million from our available cash. In conjunction with the extinguishment of our outstanding convertible subordinated notes during the second quarter of our fiscal year 2008 we wrote-off $0.4 million of unamortized fees.

Other Debt Financing Arrangements

We have additional lines of credit available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of March 31, 2008 was 9.2 billion Japanese Yen (approximately U.S. $92.6 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of March 31, 2008 was 3.5 billion Japanese Yen (approximately U.S. $35.2 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit are variable based on the Tokyo Interbank Offered Rate (TIBOR) (0.69 percent at March 31, 2008), plus margins of 0.30 percent to 1.25 percent. We are not required to provide any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries.

Acquisition and Related Debt Financing Facility

On July 14, 2006, we purchased from Shinko shares of ATJ representing an additional 44.1 percent of outstanding capital stock of ATJ for a cash purchase price of 11.7 billion Japanese Yen (approximately U.S. $102 million at the July 14, 2006 exchange rate). This purchase increased our consolidated ownership of ATJ to 95.1 percent. As of that date, we borrowed an aggregate amount of approximately $81.5 million under our senior credit facility to fund the purchase of shares reported above and for general working capital purposes, and issued a letter of credit in favor of Shinko for approximately $10.9 million related to the equity option on Shinko’s remaining 4.9 percent ATJ share ownership.

At any time and subject to the other provisions of the agreement, either we or Shinko may give notice to the other, calling for AJI to purchase the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $13.2 million at the March 31, 2008 exchange rate).

In accordance with EITF 00-4, on July 14, 2006, we accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result treated the transaction as an acquisition of the full remaining 49 percent interest of ATJ. Accordingly, we recorded a liability, equivalent to the net present value of both the 1.3 billion Japanese Yen fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of 65 million Japanese Yen and accreted the discount recorded to interest expense over the next twelve months until the first potential exercise date. The $13.2 million liability has been classified within “Accrued and other liabilities” in our Consolidated Balance Sheets.

Other Liquidity Considerations

Since inception, we have incurred aggregate consolidated net losses of approximately $400.5 million and have incurred losses during the last six fiscal years. In recent years, we have funded our operations through operating cash flows and through the issuance of debt or equity securities. Cash and cash equivalents aggregated $95.7 million at March 31, 2008. We expect that our ATJ subsidiary will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months. However, as discussed elsewhere in this Form 10-K, our covenants under the credit agreement with KeyBank National Association require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; a continued softening of demand for our products could cause our trailing twelve-month EBITDA to fall below required levels. Under such a scenario, we would be required to pay down a certain portion of the outstanding borrowings from cash to maintain compliance with its financial covenants, unless we received an amendment or waiver. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements.

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

In addition, the material weakness and related matters we discuss in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K may also have an adverse impact on our ability to obtain future capital from equity or debt.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than			More Than
	Total(2)	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Short-term loans and notes payable, including interest	$35,422	$35,422	$—	$—	$—
Long-term debt, including interest	135,194	11,317	75,357	48,520	—
Capital lease obligations, including interest	206	182	18	6	—
Operating lease obligations	12,998	4,757	5,479	2,762	—
Purchase obligations(1)	38,708	38,708	—	—	—

Total	$222,528	$90,386	$80,854	$51,288	$—

(1)	Only non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services are included in the table above.

(2)	Effective April 1, 2007, we adopted the provisions of FIN 48. This table excludes $7.8 million of liabilities for uncertain tax positions under FIN 48, as we are not reasonably able to estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in our consolidated balance sheet as of March 31, 2008. See Note 6, “Income Taxes,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

As more fully described in Note 9, “Pension Benefit Plans,” in Part II, Item 8 of this Form 10-K, we are liable, as part of the original ATJ acquisition in fiscal year 2003, to provide funding for plan benefits under ATJ’s pension plan. As of March 31, 2008 and 2007, the liability was $18.8 million and $18.0 million, respectively. On June 22, 2006, we entered into an agreement to acquire from Shinko the remaining ATJ shares we did not already own. This purchase increased our consolidated ownership of ATJ to 95.1 percent at the closing on July 14, 2006; while Shinko retained ownership of a 4.9 percent equity interest. At any time, upon ninety (90) days written notice, and subject to the other provisions of the agreement, either we or Shinko may give notice to the other calling for us to purchase from Shinko the remaining 4.9 percent equity interest for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $13.2 million at the March 31, 2008 exchange rate). Under certain circumstances, Shinko can accelerate upon thirty (30) days written notice this purchase obligation. These circumstances include (a) when our equity ownership in ATJ falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against us or our subsidiary AJI (which holds ownership of the shares in ATJ); (c) when a merger or corporate reorganization has been approved involving all or substantially all of our assets; (d) when Shinko’s equity ownership in ATJ falls below 4.9 percent; or (e) when we have failed to make any payment when due in respect of any loan secured by a pledge of our right, title and interest in and to the shares of ATJ (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.  As of March 31, 2008, our portfolio consisted entirely of investments in highly liquid money market funds. Therefore, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

The table below presents principal amounts and related weighted-average interest rates for our investment portfolio at March 31, 2008. As a general matter, our intent is not to hold investments longer than twelve months:

	Remaining	Principal	Weighted Average
	Maturities	Amount	Interest Rate
	(In thousands)

CASH EQUIVALENTS:
Institutional money market funds	within 3 months	$10,198	3.41%

Total cash equivalents		$10,198

We also have short-term debt, long-term debt and capital leases totaling approximately $154.9 million at March 31, 2008. All these borrowings are floating interest rate debt and either Japanese Yen or U.S. dollar denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. A 10 percent increase in the levels of interest rates, with all other variables held constant, would have resulted in an increase of approximately $0.1 million in interest expense for fiscal year ended March 31, 2008.

Foreign currency exchange risk.  We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars or Japanese Yen. During fiscal year ended March 31, 2008, the Japanese Yen fluctuated from a low of 95.7 to a high of 124.1 to the U.S. dollar. We recorded a foreign currency net gain of $5.0 million during fiscal year ended March 31, 2008.

If the Japanese Yen were to fluctuate from the level at March 31, 2008, our operating income may improve or deteriorate as noted in the table below (in thousands).

			No Change in	Weakening in
	Strengthening in Japanese		Japanese Yen	Japanese
	Yen of X Percent		Exchange	Yen of X Percent
	10%	5%	Rate	5%	10%

Net loss for the fiscal year ended March 31, 2008	$(11,254)	$(12,564)	$(13,743)	$(14,810)	$(15,780)

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

Consolidated Financial Statements

Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, appears on page 102 of this Annual Report and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and the report of our independent registered public accounting firm filed herewith.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

Supplementary Financial Data

Quarterly Financial Data	99

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,669	$99,701
Accounts receivable, net	119,717	124,555
Inventories	39,407	51,797
Deferred income taxes	2,663	12,764
Prepaid expenses and other current assets	16,320	16,458

Total current assets	273,776	305,275
Property and equipment, net	29,452	25,138
Goodwill	98,777	83,723
Intangible assets, net	29,271	41,994
Other assets	14,377	9,556

Total assets	$445,653	$465,686

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$36,167	$1,453
Current portion of long-term debt and capital leases	7,011	58,949
Accounts payable	73,844	76,365
Accounts payable-related parties	20,822	24,922
Accrued and other liabilities	77,303	83,211
Deferred margin	5,844	10,880

Total current liabilities	220,991	255,780
LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	112,667	86,412
Deferred income taxes	2,833	13,124
Other long-term liabilities	21,428	15,559

Total long-term liabilities	136,928	115,095

COMMITMENTS AND CONTINGENCIES (see Note 14)
MINORITY INTEREST	134	130
SHAREHOLDERS’ EQUITY:
Common stock, no par value:
Authorized shares — 300,000,000; Outstanding shares — 50,045,235 and 49,306,925 shares at March 31, 2008 and 2007, respectively	490,283	481,624
Accumulated deficit	(400,496)	(385,216)
Accumulated other comprehensive loss	(2,187)	(1,727)

Total shareholders’ equity	87,600	94,681

Total liabilities, minority interest and shareholders’ equity	$445,653	$465,686

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31
	2008	2007	2006
	(In thousands, except per share data)

NET SALES	$457,227	$492,473	$459,221
COST OF SALES	318,287	337,752	297,975

GROSS PROFIT	138,940	154,721	161,246

OPERATING EXPENSES:
Research and development	39,823	34,575	27,913
Selling, general and administrative	93,526	87,234	84,503
Amortization of acquired intangible assets	16,993	20,245	16,590
Restructuring and other charges	1,973	1,992	(46)

Total operating expenses	152,315	144,046	128,960

(LOSS) INCOME FROM OPERATIONS	(13,375)	10,675	32,286

INTEREST AND OTHER INCOME (EXPENSE), NET:
Interest income	1,961	2,374	2,527
Interest expense	(8,979)	(9,056)	(6,746)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	(3,135)	—	—
Other income, net	8,181	4,074	5,172

Interest and other income (expense), net	(1,972)	(2,608)	953

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(15,347)	8,067	33,239
BENEFIT FROM (PROVISION FOR) INCOME TAXES	1,662	(6,447)	(18,746)
MINORITY INTEREST	(58)	(1,761)	(14,597)

NET LOSS PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(13,743)	(141)	(104)
Cumulative effect of change in accounting principle	—	103	—

NET LOSS	$(13,743)	$(38)	$(104)

BASIC NET LOSS PER SHARE PRIOR TO CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.28)	$(0.00)	$(0.00)
Cumulative effect of change in accounting principle	—	0.00	—

BASIC NET LOSS PER SHARE	$(0.28)	$(0.00)	$(0.00)

Diluted net loss per share prior to cumulative effect of change in accounting principle	$(0.28)	$(0.00)	$(0.00)
Cumulative effect of change in accounting principle	—	0.00	—

Diluted net loss per share	$(0.28)	$(0.00)	$(0.00)

SHARES USED IN COMPUTING BASIC NET LOSS PER SHARE	49,712	48,924	47,972

SHARES USED IN COMPUTING DILUTED NET LOSS PER SHARE	49,712	48,924	47,972

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Deferred		Other
	Common Stock		Share-Based	Accumulated	Comprehensive
	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
	(In thousands, except share data)

BALANCES, MARCH 31, 2005	47,779,539	$469,201	$(1,879)	$(385,074)	$7,469	$89,717
Components of comprehensive loss:
Net loss	—	—	—	(104)	—	(104)
Foreign currency translation adjustments	—	—	—	—	(6,946)	(6,946)
Changes in unrealized gains on investments	—	—	—	—	231	231

Total comprehensive loss						(6,819)
Issuance of common stock under employee stock option and employee stock purchase plans	682,696	2,611	—	—	—	2,611
Deferred stock-based compensation related to issuance of restricted stock to employees	—	1,389	(1,389)	—	—	—
Amortization of deferred share-based compensation	—	—	1,819	—	—	1,819
Non-employee share-based compensation	—	351	—	—	—	351
Reversal of deferred share-based compensation due to forfeitures	—	(130)	130	—	—	—

BALANCES, MARCH 31, 2006	48,462,235	473,422	(1,319)	(385,178)	754	87,679
Components of comprehensive loss:
Net loss	—	—	—	(38)	—	(38)
Foreign currency translation adjustments	—	—	—	—	(1,625)	(1,625)
Changes in unrealized losses on investments	—	—	—	—	(22)	(22)

Total comprehensive loss						(1,685)
Issuance of common stock under employee stock option and employee stock purchase plans	722,979	3,703	—	—	—	3,703
Issuance of restricted stock to employees	121,711	—	—	—	—	—
Reclassification of deferred share-based compensation upon adoption of SFAS No. 123(R)	—	(1,319)	1,319	—	—	—
Adoption of SFAS No. 158	—	—	—	—	(834)	(834)
Share-based compensation expense	—	5,921	—	—	—	5,921
Cumulative effect of change in accounting principle	—	(103)	—	—	—	(103)

BALANCES, MARCH 31, 2007	49,306,925	481,624	—	(385,216)	(1,727)	94,681
Components of comprehensive loss:
Net loss	—	—	—	(13,743)	—	(13,743)
Foreign currency translation adjustments	—	—	—	—	(146)	(146)
Changes in unrealized losses on investments	—	—	—	—	(69)	(69)
Changes in unrealized losses related to pension benefit plans, net of taxes	—	—	—	—	(245)	(245)

Total comprehensive loss						(14,203)
Issuance of common stock under employee stock option and employee stock purchase plans	511,670	1,776	—	—	—	1,776
Issuance of restricted stock to employees	226,640	—	—	—	—	—
Share-based compensation expense	—	6,883	—	—	—	6,883
Cumulative effect of change in accounting principles	—	—	—	(1,537)	—	(1,537)

BALANCES, MARCH 31, 2008	50,045,235	$490,283	$—	$(400,496)	$(2,187)	$87,600

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(13,743)	$(38)	$(104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,740	29,617	23,339
Amortization of deferred financing costs	1,259	—	—
Allowance for doubtful accounts	(2,205)	(7,536)	6,791
Foreign exchange transaction (gains) losses	(4,234)	(1,438)	189
Minority interest in net income in consolidated subsidiary	58	1,761	14,597
Loss on disposal of fixed assets	210	106	876
Write-off of fees related to early extinguishment of debt	2,431	—	—
Share-based compensation expense	6,883	5,921	2,170
Reserve for advance to a Korean supplier	5,259	—	—
Non-cash restructuring charges	121	188	156
In-process research and development	—	1,519	—
Cumulative effect of change in accounting principle	—	(103)	—
Amortization of lease incentive payments	(625)	(625)	(208)
Deferred taxes, net	(7,529)	(6,969)	(4,929)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23,183	23,750	29,081
Inventories	17,971	(14,316)	(2,046)
Prepaid expenses and other assets	(934)	(12,148)	8,072
Accounts payable, accrued and other liabilities and deferred margin	(34,488)	32,008	(34,274)

Net cash provided by operating activities	18,357	51,697	43,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(15,000)	(34,985)
Sales or maturity of investments	—	30,290	65,650
Purchase of additional investment in subsidiary	—	(105,295)	—
Purchases of property and equipment, net	(8,851)	(10,626)	(8,524)
Proceeds from sales of property and equipment	—	177	—

Net cash (used in) provided by investing activities	(8,851)	(100,454)	22,141

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	284,086	128,000	429,573
Payments on lines of credit	(255,370)	(128,873)	(441,973)
Dividends paid to minority shareholders of ATJ	—	(6,317)	(5,939)
Proceeds from long-term debt, net of financing fees	119,130	82,340	—
Principal payments on long-term debt and capital leases	(170,379)	(25,164)	(8,312)
Proceeds from issuance of common stock	1,776	3,703	2,611

Net cash (used in) provided by financing activities	(20,757)	53,689	(24,040)

Effect of exchange rate changes on cash and cash equivalents	7,219	147	(2,283)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,032)	5,079	39,528
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,701	94,622	55,094

CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,669	$99,701	$94,622

Supplemental disclosures:
Cash paid during the year for interest	$8,969	$7,705	$6,229
Cash paid during the year for income taxes, net of refunds	8,717	25,717	14,380

The accompanying notes are an integral part of these consolidated financial statements.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Basis of Presentation

The accompanying consolidated financial statements of Asyst Technologies, Inc. and its subsidiaries (“Asyst” or the “Company”), which was incorporated in California on May 31, 1984, have been prepared in accordance with United States generally accepted accounting principles. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiaries, Asyst Technologies Japan Holding Co., Inc. (formerly Asyst Japan, Inc. or “AJI”) and prior to July 14, 2006 for Asyst Shinko, Inc.

In September 2007, we changed the name of Asyst Shinko, Inc. to Asyst Technologies Japan, Inc. (“ATJ”). All references to ATJ in the accompanying consolidated financial statements are to our majority-owned subsidiary Asyst Technologies Japan, Inc. (formerly Asyst Shinko, Inc. or “ASI”).

In October 2002, we purchased a 51.0 percent interest in ATJ in conjunction with a joint venture we formed with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1 percent of the outstanding capital stock and, as a result, now own 95.1 percent of ATJ. At any time, we have an option to purchase, or could be required to purchase, the remaining 4.9 percent equity of ATJ. See Note 10, “Acquisitions,” for additional information on this acquisition.

Our subsidiaries located in Japan operate using the Japanese Yen as their functional currency. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and costs are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of “Accumulated other comprehensive income (loss).” In addition, the subsidiaries of one subsidiary located in Japan operate using their respective local currency as their functional currency.

All other foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of those subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property and equipment that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation gains and losses are included in our consolidated statements of operations as incurred.

We made a reclassification to our Consolidated Balance Sheet at March 31, 2007 to conform to our fiscal year 2008 presentation. We previously reported $1.3 million of other receivables under “Accounts receivable, net” due to the amount not being significant. During the current fiscal year, we elected to reclassify the other receivable balance at March 31, 2008 from “Accounts receivable, net” to “Prepaid expenses and other current assets” due to their greater significance. To ensure conformity between the reporting periods, we also made this same reclassification to our Consolidated Balance Sheet at March 31, 2007.

2.	Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including, but not limited to, those related to revenues and costs under long-term contracts, collectibility of accounts receivable, obsolescence of inventory, cost of product warranties, recoverability of depreciable assets, intangibles and deferred tax assets, the adequacy of acquisition-related and restructuring reserves and recognition of share-based compensation. We base our estimates on historical experience and on various other assumptions that we

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

Cash and Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. The carrying value of the cash equivalents as of March 31, 2008 and 2007 approximates their current fair market value.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable, approximate fair value due to the short maturities of these financial instruments. At March 31, 2008, the carrying amount and estimated fair value of long-term debt, including current portion, was $119.5 million, net of financing fees of $0.4 million. At March 31, 2007, the carrying amount of long-term debt, including current portion, was $145.4 million and the estimated fair value was $140.2 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables, cash equivalents and short-term investments in treasury bills, certificates of deposit and commercial paper. We restrict our investments to money market funds and bank time deposits which are subject to minimal credit and market risk. Our customers are concentrated in the semiconductor and flat panel display industries, and relatively few customers account for a significant portion of our revenues. We regularly monitor the credit worthiness of our customers and believe that we have adequately provided for exposure to potential credit losses.

During fiscal year 2008, Toshiba accounted for 21 percent of net sales, the majority of which related to our AMHS segment. During fiscal year 2007, Toshiba and Taiwan Semiconductor Manufacturing Company, Ltd. (“TSMC”) accounted for 16 percent and 10 percent of net sales, respectively. During fiscal year 2006, TSMC accounted for 12 percent of net sales. At March 31, 2008, four customers, LG Electronics, Shinetsu Semiconductor, Rexchip Electronics Corp. and Powerchip Semiconductor Corp., accounted for 17 percent, 13 percent, 12 percent and 11 percent, respectively, of our total billed and unbilled accounts receivable. At March 31, 2007, two customers, Elpida Memory, Inc. and Powerchip Semiconductor Corp., accounted for 18 percent and 14 percent of our total billed and unbilled accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead costs. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Such provisions, once established, are not reversed until the related inventories have been sold or scrapped.

Property and Equipment, net

Property and equipment, net are stated at cost. Depreciation is computed for financial reporting purposes principally using either the straight-line or double-declining method over the following estimated useful lives: machinery and equipment, 2 to 5 years; buildings, 38 to 50 years; leasehold improvements, 7 years or lease term, if shorter; office equipment, furniture and fixture, 5 years. Reviews are regularly performed if facts and circumstances exist that indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originally estimated. We assess the recoverability of our assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. Depreciation expense was $7.4 million in fiscal year 2008, $7.7 million in fiscal year 2007 and $5.8 million in fiscal year 2006.

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. We assign goodwill to the reportable segment associated with each business combination. As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we do not amortize goodwill but instead test it for impairment annually in the third quarter, or more often if and when circumstances indicate potential impairment. The test is a two-step process with the first step serving to identify if an impairment has occurred, while the second step measures the amount of the impairment, if any. To determine the amount of the impairment, we estimate the fair value of our reporting segments that contain goodwill, based primarily on expected future cash flows, reduce the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compare the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeds the unallocated fair value of the business, an impairment expense is recognized. There was no impairment of goodwill during the fiscal years ended March 31, 2008, 2007 and 2006. For additional information, see Note 11, “Goodwill.”

Intangible Assets, net

Intangible assets, net represents intangible assets, excluding goodwill, which we have acquired through acquisitions. We amortize acquisition-related developed technology on a straight-line basis over a 5 year period. Customer base and other intangible assets, which represents acquisition-related customer lists and relationships, are amortized on a straight-line basis over periods ranging from 1 to 10 years. We amortize licenses and patents, which primarily represent intellectual technology property rights acquired, on a straight-line basis over a 10 year period. For additional information, see Note 12, “Intangible Assets, net.”

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

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Accrual

We provide for the estimated cost of product warranties at the time revenue is recognized. The table below summarizes the activity in our warranty accrual for fiscal years ended March 31, 2008, 2007 and 2006:

	Fiscal Year Ended March 31
	2008	2007	2006

Beginning balance	$11,982	$7,967	$13,509
Accruals	11,570	15,709	10,338
Settlements	(12,484)	(11,883)	(14,966)
Foreign currency translation	1,437	189	(914)

Ending balance	$12,505	$11,982	$7,967

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or service has been rendered, price is fixed or determinable, and collectibility is reasonably assured. Some of our products are large-volume consumables that are tested to industry and/or customer acceptance criteria prior to shipment and delivery. Our primary shipping terms are FOB shipping point, which results in the transfer of title and recognition of product revenue at the time of shipment to our customers. Certain of our product sales are accounted as multiple-element arrangements. We allocate consideration to multiple-element arrangements based on relative objective evidence of fair values, which we determine based on prices charged for such products when sold on a stand-alone basis. If we have met defined customer acceptance experience levels with both the customer and the specific type of product, we recognize the product revenue at the time of shipment and transfer of title, and recognize the remainder when the other elements, primarily installation, have been completed. Some of our other products are highly customized systems and cannot be completed or adequately tested to customer specifications prior to shipment from the factory. We do not recognize revenue for these products until formal acceptance by the customer. We recognize revenue for spare parts sales at the time of shipment and the transfer of title. We defer all revenues and all costs for items that do not meet our revenue recognition policy, and these amounts are reflected in our Consolidated Balance Sheets under “Deferred margin.” We recognize revenue related to maintenance and service contracts ratably over the duration of the contracts. Unearned maintenance and service contract revenue is not significant and is included in our Consolidated Balance Sheets under “Accrued and other liabilities.”

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

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when management cannot conclude that it is more-likely-than-not that a tax benefit will be realized.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. A further charge to expense would result if our estimate of tax liabilities proves to be less than the ultimate assessment.

On April 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This Interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more- likely-than-not” threshold based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Effective April 1, 2007, we also adopted FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

As a result of the implementation of FIN 48 and FSP FIN 48-1, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to accumulated deficit in accordance with provisions of the statements. Upon adoption, the liability for income taxes associated with uncertain tax positions, accrued interest and accrued, penalties at April 1, 2007 was $6.8 million. The entire $6.8 million liability, if recognized, would favorably affect our effective tax rate. See Note 6, “Income Taxes,” below for further discussion.

Employee Savings and Retirement Plan

We maintain a 401(k) retirement savings plan for our regular employees. Participants in the 401(k) plan may contribute a portion of their annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. Employer matching contributions were approximately $0.7 million for fiscal year 2008 and $0.6 million for fiscal year 2007.

See Note 9, “Pension Benefit Plans,” below for a discussion of defined benefit plans offered to our regular employees at AJI and ATJ in Japan.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Equity Incentive Plans

Effective April 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. Prior to April 1, 2006, we accounted for awards granted under our equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended. The exercise price of options is equal to the fair market price of Asyst common stock (defined as the closing price reported by The NASDAQ Global Market) on the date of grant.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by us includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Compensation expense for share-based payment awards related to market awards and options are recognized using graded vesting method. As share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change of $0.1 million, relating to unvested awards for which an expense had already been recorded, but are not expected to vest, based on an estimated forfeiture rate. In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123-3”). We have elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of share-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of share-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

See Note 16, “Share-based Compensation,” below for additional discussion regarding our equity incentive plans.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of our fiscal year 2009. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the first quarter of our fiscal year 2010. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of our fiscal year 2009. We are currently evaluating the impact, if any, that SFAS No. 159 will have on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us beginning in the first quarter of our fiscal year 2009. We are currently evaluating the impact, if any, that EITF 07-3 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact, if any, that SFAS No. 160 will have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first quarter of our fiscal year 2010. We are currently evaluating the impact, if any, that SFAS No. 141R will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

Accounting Changes

We adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) on April 1, 2007. EITF 06-2 requires companies to accrue the cost of such compensated absences over the service period. We adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional liability of $1.1 million and a corresponding $1.1 million reduction to our retained earnings in the first quarter of fiscal year 2008.

As previously noted above, we adopted FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with this statement. See Note 6, “Income Taxes,” below for further discussion.

3.	Liquidity

Since inception, we have incurred aggregate consolidated net losses of approximately $400.5 million, and have incurred net losses during each of the last six fiscal years. In recent years, we have funded our operations through operating cash flows and through the issuance of debt and equity securities. Cash and cash equivalents aggregated a total of $95.7 million at March 31, 2008. We expect that our ATJ subsidiary will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months.

We have a significant amount of outstanding indebtedness:

On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow against this credit facility in Japanese Yen at the Yen LIBOR rate, plus applicable margins, and incurred an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of March 31, 2008, we had borrowings outstanding of approximately $119.5 million, net of financing fees of $0.4 million, under the credit facility (with $13.9 million in available borrowing used to support two standby letters of credit issued under the credit facilities).

We used a portion of the proceeds from this credit facility to repay in full the approximately $55 million outstanding under the then-existing credit facility with Bank of America, which we terminated as of July 27, 2007.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also used approximately $69.9 million in proceeds from this credit facility, along with approximately $17.8 million from our available cash to redeem $86.3 million in 5 3/4 percent subordinated convertible notes which were scheduled to mature on July 3, 2008. The total payment included the outstanding principal amount, an early payment redemption premium of approximately 0.82 percent, and accrued interest. The redemption date was August 27, 2007.

On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. As of April 30, 2008 (after giving effect to the amendment and scheduled principal amortization under the credit agreement), we had $110.4 million available to us under the term loan and revolving credit facilities, and we were fully drawn on both facilities as of that date. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008.

See Note 7, “Debt,” below for additional detail describing this credit agreement.

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

Cash Equivalents

We consider all highly liquid investments with an original or remaining maturity of three months or less to be cash equivalents. As of March 31, 2008 and 2007, the carrying value of cash equivalents approximated their current fair market value.

Cash equivalents at March 31, 2008 and 2007, by type, are as follows, respectively:

2008	Cost	Unrealized Losses	Fair Value

Institutional money market funds	$10,200	$(2)	$10,198

Total cash equivalents	$10,200	$(2)	$10,198

2007	Cost	Unrealized Gains	Fair Value

Institutional money market funds	$23,242	$67	$23,309

Total cash equivalents	$23,242	$67	$23,309

Accounts Receivable, net

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	March 31,
	2008	2007

Trade receivables	$74,488	$66,504
Trade receivables-related party	26	6
Unbilled receivables	47,403	62,201
Less: Allowance for doubtful accounts	(2,200)	(4,156)

Total	$119,717	$124,555

We estimate our allowance for doubtful accounts through a specific and non-specific reserve assessment. The specific reserve is a facts and circumstances assessment of accounts receivables outstanding past a certain date, generally 60 days from the payment term due date, and reserve between 0 percent and 100 percent under the specific reserve, depending on the facts and circumstances of the particular case. The non-specific reserve is quantitatively measured through application of a reserve percentage based on the historic accounts receivable write-offs during the immediately preceding five years. Changes in circumstances (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends) may require us to further adjust our estimates of the recoverability of amounts due to us.

We do not record interest on outstanding and overdue account receivables. All of our unbilled receivables are assets of ATJ. Payments related to unbilled receivables are expected to be received within one year from March 31, 2008, and are therefore classified within current assets in our Consolidated Balance Sheets. We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, customary local industry practices may differ and prevail in certain countries.

During fiscal years 2008 and 2007, we wrote-off $0.1 million and $0.3 million, respectively, of accounts receivable balances which we determined to be uncollectible and for which we had recorded specific reserves in previous periods. During fiscal year 2007 we also reduced our allowance for bad debt of our ATJ subsidiary by $7.1 million after a review by management of accounts receivable collection history and aging.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our subsidiaries in Japan, AJI and ATJ, have agreements with certain Japanese financial institutions to sell certain trade receivables. For fiscal years 2008 and 2007 we sold approximately $155.2 million and $128.8 million, respectively, of accounts receivable without recourse, and $7.9 million and $6.7 million, respectively, with recourse. At March 31, 2008, we had approximately $0.9 million of such borrowings classified as “Short-term loans and notes payable” in our Consolidated Balance Sheets, secured by account receivable balances which did not meet the true sale criteria.

Inventories

Inventories consisted of the following:

	March 31,
	2008	2007

Raw materials	$12,938	$15,462
Work-in-process	23,765	36,035
Finished goods	2,704	300

Total	$39,407	$51,797

At March 31, 2008 and 2007, we had a reserve of $11.5 million and $11.4 million , respectively, for estimated excess and obsolete inventory.

We outsource, through a long-term agreement, all of our Fab Automation Product manufacturing to Flextronics International Ltd. (“Flextronics”), which acquired our original long-term contract partner Solectron Corporation in October 2007. Flextronics purchases inventory for us which may later result in our being obligated to re-purchase inventory purchased by them for our benefit if the inventory is not used over certain specified periods of time per the terms of this agreement. We did not record any revenue for the sale of this inventory to Flextronics and we have fully reserved for any inventory buyback in excess of our demand forecast. At March 31, 2008 and March 31, 2007, total inventory held by Flextronics was $9.3 million and $14.2 million, respectively, of which $2.8 million and $3.2 million, respectively, were Asyst-owned and included in the inventory totals above. During the fiscal years ended March 31, 2008 and 2007, we repurchased $3.5 million and $3.6 million of this inventory, respectively, that was not used by Flextronics in manufacturing our products.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31,
	2008	2007

Prepaid expenses	$2,873	$1,970
Income taxes receivable	6,160	—
Other current assets	7,287	14,488

Total	$16,320	$16,458

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31,
	2008	2007

Land and buildings	$9,316	$9,419
Machinery and equipment	17,798	12,823
Leasehold improvements	15,590	13,596
Office equipment, furniture and fixture	32,615	27,778

	75,319	63,616
Less: Accumulated depreciation	(45,867)	(38,478)

Total	$29,452	$25,138

Accrued and other liabilities

Accrued and other liabilities consisted of the following:

	March 31,
	2008	2007

Deferred tax liability	$1,586	$—
Income taxes payable	2,986	8,188
Other taxes payable	1,381	—
Warranty	12,505	11,982
Employee compensation	17,781	18,429
Customer deposits	11,072	14,086
Payable to Shinko for 4.9% share in ATJ	13,204	11,439
Other accrued expenses	16,788	19,087

Total	$77,303	$83,211

Other long-term liabilities

Other long-term liabilities consisted of the following:

	March 31,
	2008	2007

Accrued pension liability	$9,481	$8,179
Lease incentive	2,498	3,123
Income tax payable	—	3,748
FIN 48 liability	7,828	—
Accrued sabatical liability	1,439	—
Other accrued expenses	182	509

Total	$21,428	$15,559

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,
	2008	2007

Accumulated net unrealized (losses) gains on investments	$(2)	$67
Accumulated net foreign currency translation adjustment	(1,106)	(960)
Accumulated net actuarial losses and prior service cost of defined benefit plans	(1,079)	(834)

Comprehensive loss	$(2,187)	$(1,727)

The adjustment for initially applying SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132” (“SFAS No. 158”), of $0.8 million, net of tax, was recorded to accumulated other comprehensive income (loss) as of March 31, 2007. For additional information see Note 9, “Pension Benefit Plans.”

There is no estimated net prior service cost, actuarial loss, and transition obligation for the defined benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for fiscal year 2009.

5.	Restructuring and Other Charges

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2007, 2006 and 2005 were, respectively were (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total

Balance, March 31, 2005	$67	$816	$883
Additional accruals	(7)	(39)	(46)
Non-cash related utilization	(60)	(96)	(156)
Amounts paid in cash	—	(573)	(573)
Foreign currency translation	—	(3)	(3)

Balance, March 31, 2006	—	105	105
Additional accruals	—	1,992	1,992
Non-cash related utilization	—	(188)	(188)
Amounts paid in cash	—	(1,121)	(1,121)

Balance, March 31, 2007	—	788	788
Additional accruals	1,627	346	1,973
Non-cash related utilization	—	(121)	(121)
Amounts paid in cash	(1,257)	(918)	(2,175)
Foreign currency translation	17	59	76

Balance, March 31, 2008	$387	$154	$541

During fiscal year 2008, we incurred restructuring charges of $2.0 million, which consisted of $1.6 million in charges for severance costs from a reduction in workforce and $0.4 million in charges for facilities-related costs. In the fourth quarter of fiscal year 2008, we implemented a new restructuring plan (“2008 Plan”) involving employee terminations and closure of certain facilities worldwide. This plan is designed to improve efficiencies across our entire organization, reduce operating expense levels, and redirect resources to product development and other

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

critical areas. We expect to incur an additional $0.7 million of restructuring charges under the 2008 Plan during the first half of fiscal year 2009. We expect to pay the remainder of the accrual amount outstanding at March 31, 2008 during the first half of fiscal year 2009.

During fiscal year 2007, we incurred restructuring charges of $2.0 million related to excess facility charges in connection with our corporate office relocation. The outstanding accrual amount at March 31, 2007 consists of future lease obligations on vacated facilities which we paid in fiscal year 2008.

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

6.	Income Taxes

The benefit from (provision for) income taxes is based upon income (loss) before benefit from (provision for) income taxes and minority interest as follows:

	Fiscal Year Ended March 31
	2008	2007	2006

Domestic	$308	$(3,238)	$(18,553)
Foreign	(15,655)	11,305	51,792

	$(15,347)	$8,067	$33,239

The benefit from (provision for) income taxes consisted of:

	Fiscal Year Ended March 31
	2008	2007	2006

Current:
Federal	$(950)	$(86)	$537
State	(49)	(477)	(41)
Foreign	(4,868)	(12,853)	(22,671)

Total Current	(5,867)	(13,416)	(22,175)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	7,529	6,969	3,429

Total Deferred	7,529	6,969	3,429

Total benefit from (provision for) income taxes	$1,662	$(6,447)	$(18,746)

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit from (provision for) income taxes is reconciled with the Federal statutory rate as follows:

	Fiscal Year Ended March 31
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	(0.3)%	1.7%	0.1%
Non-deductible share-based compensation	(3.0)%	5.3%	0.0%
Foreign income and withholding taxes in excess of statutory rate	(18.4)%	26.3%	3.6%
Non-deductible expenses and other	(0.5)%	3.5%	(1.6)%
Change in valuation allowance	1.6%	8.1%	19.3%
Other	(3.6)%	0.0%	0.0%

Effective income tax rate	10.8%	79.9%	56.4%

The components of the net deferred tax assets and liabilities are as follows:

	March 31,
	2008	2007

Net operating loss and credit carryforwards	$111,270	$110,569
Reserves and accruals	29,254	41,260
Depreciation and amortization	1,864	1,261
Capitalized research and development	2,065	2,518

Gross deferred tax assets	144,453	155,608
Valuation allowance	(131,280)	(134,910)

Net deferred tax assets	$13,173	$20,698

Deferred tax liabilities:
Intangible assets	$(13,762)	$(18,116)

At March 31, 2008, we had federal, state and Japan net operating losses of $278.0 million, $95.3 million and $12.4 million, respectively. The federal net operating losses expire at various dates beginning 2022 through March 2027. The state net operating losses expire at various dates through 2017. The Japanese net operating losses expire at various dates beginning 2012 through March 2016. We also have an insignificant amount of net operating losses related to stock options which, when realized, will be credited to equity.

At March 31, 2008, we had federal and state research and development tax credits of $4.2 million and $7.0 million, respectively. The federal research and development tax credits will begin to expire in 2022, while the state research and development tax credit may be carried forward indefinitely.

Utilization of the net operating losses and credit carryovers may be subject to a substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and credit carry forwards before utilization.

Our valuation allowance decreased by $3.6 million for fiscal year 2008. Our valuation allowance increased by $2.2 million and $2.5 million for fiscal years 2007 and 2006, respectively. The increase and decrease in the valuation allowance for fiscal years 2008, 2007 and 2006 is reflected in the computation of our provision for income taxes.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the available objective evidence, we cannot conclude that it is more-likely-than-not that our U.S. deferred tax assets, including the net operating losses, will be realizable. Accordingly, we have provided a full valuation allowance against our U.S. deferred tax assets as of March 31, 2008.

Undistributed earnings of $122 million from our foreign subsidiaries are indefinitely reinvested in foreign operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

As described in Note 2, “Accounting Policies,” we adopted FIN 48 effective April 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.4 million increase in our liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with provisions of the statement. Upon adoption, the liability for income taxes associated with uncertain tax positions, accrued interest and accrued penalties at April 1, 2007 was $6.8 million. The entire $6.8 million liability, if recognized, would favorably affect our effective tax rate.

A reconciliation of the April 1, 2007 through March 31, 2008 amount of unrecognized tax benefits is as follows:

Beginning balance at April 1, 2007	$5,988
Increases for tax positions of prior years	1,111
Increases for tax positions related to the current year	1,859
Increases (decreases) for settlements of tax matters	—
Decreases for lapse of statute of limitations	(148)

Ending balance at March 31, 2008	$8,810

The liability for income taxes associated with uncertain tax positions at April 1, 2007 and March 31, 2008 was $6.0 million and $8.8 million, respectively. If recognized, these amounts would favorably affect our provision for income taxes. At March 31, 2008, $2.5 million of the liability for income taxes with uncertain tax positions has been netted against our deferred tax assets.

We record interest and penalties related to unrecognized tax benefits in income tax expense. At April 1, 2007, we had approximately $0.8 million accrued for estimated interest and $0.1 million for estimated penalties related to uncertain tax positions. For fiscal year ended March 31, 2008, we recorded estimated interest of $1.1 million and estimated penalties of $0.4 million.

Included in the balance of income tax liabilities, accrued interest, and accrued penalties at March 31, 2008 is $0.6 million related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2008 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2004 through 2008 fiscal years remain subject to examination in Japan and Taiwan. We are under examination by the IRS for our fiscal year ended March 31, 2005, for which we currently cannot conclude on an estimate for a range of potential liability, if any.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

Debt and capital leases consisted of the following:

	March 31,
	2008	2007

Convertible subordinated notes	$—	$86,250
Short-term loans	35,250	—
Long-term loans	119,475	58,782
Capital leases	203	329

Total debt and capital leases	119,678	145,361
Less: Current portion of long-term debt and capital leases	(7,011)	(58,949)

Long-term debt and capital leases, net of current portion	$112,667	$86,412

At March 31, 2008, future maturities of all long-term debt and capital leases were as follows:

Fiscal Year Ending March 31,	Amount

2009	$7,011
2010	13,803
2011	20,781
2012	30,082
2013 and thereafter	48,001

Total	$119,678

Credit Facility

On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We initially elected to borrow $137.5 million of this credit facility in Yen at the Yen LIBOR rate, incurring an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of March 31, 2008, we had borrowings outstanding of approximately $119.5 million, net of financing fees of $0.4 million, under the credit facility (with $13.9 million in available borrowing used to support two standby letters of credit issued under the credit facilities). Our pre-tax interest rate at March 31, 2008 was 3.68 percent. We are also amortizing approximately $3.8 million of bank fees, costs and related legal and other expenses as additional interest expense over the five-year term of the credit facility.

On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. As of April 30, 2008 (after giving effect to the amendment and scheduled principal amortization under the credit agreement), we had $110.4 million available to us under the term loan and revolving credit facilities, and we were fully drawn on both facilities as of that date. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008.

The credit facilities contain financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures and indebtedness. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the credit agreement restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2013. The aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the credit facilities may be reduced or increased, as the case may be, based on the fluctuations in the applicable foreign currency exchange rate. Accordingly, we may be required periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed the term loan and revolving credit facility commitment amounts on a U.S. dollar-equivalent basis. To date, we have relied on available cash and borrowings under our other credit lines in Japan to make these payments. The KeyBank credit facilities are secured by liens on substantially all of our assets, including the assets of certain subsidiaries.

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

Other Debt Financing Arrangements

We have additional lines of credit available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of March 31, 2008 was 9.2 billion Japanese Yen (approximately U.S. $92.6 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of March 31, 2008 was 3.5 billion Japanese Yen (approximately U.S. $35.2 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit are variable based on the Tokyo Interbank Offered Rate (TIBOR) (0.69 percent at March 31, 2008), plus margins of 0.30 percent to 1.25 percent. We are not required to provide any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries.

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

	Fiscal Year Ended March 31
	2008	2007	2006

Numerator:
Net loss	$(13,743)	$(38)	$(104)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	49,712	48,924	47,972

Denominator for basic net loss per share	49,712	48,924	47,972

Effect of dilutive employee stock options and restricted stock units	—	—	—

Denominator for diluted net loss per share	49,712	48,924	47,972

Net loss per share — basic	$(0.28)	$(0.00)	$(0.00)
Net loss per share — diluted	$(0.28)	$(0.00)	$(0.00)

The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	March 31
	2008	2007	2006

Restricted stock awards and stock units	2,466	1,125	403
Stock options	4,784	5,679	6,876
Convertible notes	—	5,682	5,682
ESPP	75	130	108

Total	7,325	12,616	13,069

9.	Pension Benefit Plans

As of March 31, 2007, we adopted the provisions of SFAS No. 158 which requires that the funded status of defined-benefit post-retirement plans be recognized in our consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also required the measurement date of the plan’s funded status to be the same as our fiscal year-end. The measurement date for all non-U.S. plans was the same as our fiscal year-end. Therefore, there was no change in the measurement date and there was no impact on the projected benefit obligation and accumulated other comprehensive income (loss).

Non-U.S. Pension Benefits.  We provide defined-benefit pension plans in Japan. Consistent with the requirements of local law, we deposit funds for certain of these plans with insurance companies, third-party trustees, or into

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

government-managed accounts, and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the non-U.S. plans depend on the local economic environment.

The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of March 31, 2007 was as follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Long-term deferred tax liabilities	$(13,758)	$634	$(13,124)
Accrued pension liability, long-term(1)	6,711	1,468	8,179
Accumulated other comprehensive loss	(893)	(834)	(1,727)

(1)	Included in “Other long-term liabilities” in our Consolidated Balance Sheets.

Funding Policy.  Our practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of Japanese regulations. The assets of the various plans are invested in corporate equities, corporate debt securities, government securities, and other institutional arrangements. The portfolio of each plan depends on plan design and applicable local laws. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets. We accrue for all such liabilities.

Benefit Obligation and Plan Assets

The following tables summarize changes in the benefit obligation, the plan assets, the funded status and amount recognized in our non-U.S. pension benefit plans as well as the components of net periodic benefit costs, including key assumptions.

	Fiscal Year Ended March 31
	2008	2007

Change in projected benefit obligation:
Benefit obligation at beginning of year	$17,970	$17,862
Acquisitions/Employee transfer/Other	—	181
Service cost	1,275	1,101
Interest cost	438	356
Actuarial losses	280	206
Currency exchange rate changes	3,209	(53)
Benefits paid to plan participants	(4,356)	(1,683)

Benefit obligation at end of year	$18,816	$17,970

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31
	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$9,791	$9,068
Actual return on plan assets	(2,331)	50
Employer contributions	1,931	1,877
Currency exchange rate changes	1,678	(32)
Benefits paid to plan participants	(1,734)	(1,172)

Fair value of plan assets at end of year	$9,335	$9,791

	March 31,
	2008	2007

Funded status:
Projected benefit obligation	$(18,816)	$(17,970)
Fair value of plan assets	9,335	9,791

Funded status of the plan at end of year	(9,481)	(8,179)
Unrecognized net actuarial loss	—	—
Unrecognized prior service costs	—	—
Unrecognized net transition obligation	—	—

Net amount recognized (included in “Other long-term liabilities”)	$(9,481)	$(8,179)

	Fiscal Year Ended March 31
	2008	2007

Amounts recognized in Consolidated Balance Sheets consisted of:
Current assets	$—	$—
Noncurrent assets	—	—
Current liabilities	—	—
Noncurrent liabilities	(9,481)	(8,179)

Net amount recognized	$(9,481)	$(8,179)

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the pre-tax net actuarial losses, net prior service costs and net transition obligations related to our pension benefit plans which were recognized in Accumulated Other Comprehensive Loss:

Net actuarial losses at April 1, 2007	$1,173
Net actuarial losses during fiscal year 2008	418
Amortization of net loss included in net periodic cost	6

Net actuarial losses at March 31, 2008	$1,597

Net prior service costs at April 1, 2007	$—
Amortization of net prior service costs	—

Net prior service costs at March 31, 2008	$—

Net transition obligations at April 1, 2007	$295
Amortization of net transition obligations	(21)

Net transition obligations at March 31, 2008	$274

Total recognized in Accumulated Other Comprehensive Loss	$1,871

The total net periodic pension cost for the fiscal year ended March 31, 2009 is expected to be $1.6 million.

As of March 31, 2008, the total accumulated benefit obligation of $14.3 million and the projected benefit obligation of $18.8 million both exceeded the plan assets of $9.3 million. As of March 31, 2007, the total accumulated benefit obligation of $14.4 million and the projected benefit obligation of $18.0 million both exceeded the plan assets of $9.8 million.

During fiscal year 2009, we estimate approximately $0.1 million of actuarial losses and transition obligations for our defined benefit plan will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

Assumptions

Weighted-average assumptions used to determine benefit obligations as of March 31 for the plans were as follows:

	2008	2007	2006

Discount rate	2.0%	2.3%	2.0%
Rate of compensation increase	3.0%	3.0%	2.5%

Weighted-average actuarial assumptions used to determine costs for the plans as of March 31 were as follows:

	2008	2007	2006

Discount rate	2.0%	2.3%	2.0%
Expected return on plan assets	3.5%	4.0%	3.5%
Rate of compensation increase	3.0%	3.0%	2.5%

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Cost

The net periodic benefit cost for the plans included the following components:

	Fiscal Year Ended March 31
	2008	2007	2006

Service cost	$1,275	$1,101	$951
Interest cost	438	356	369
Expected return on plan assets	(456)	(398)	(266)
Amortization of unrecognized loss	15	29	21

Net periodic benefit cost	1,272	1,088	1,075
Settlement cost	811	147	—

Total expense for year	$2,083	$1,235	$1,075

Non-U.S. Plan Assets

The non-U.S. plan investments are managed by insurance companies, third-party trustees, or pension funds consistent with regulations or market practice of the country where the assets are invested. The investment manager makes investment decisions within the guidelines set by us or local regulations. Performance is evaluated by comparing the actual rate of return to the return on other similar assets. Investments that are managed by qualified insurance companies or pension funds under standard contracts follow local regulations, and are not actively involved in the investment strategy. In general, the investment strategy followed is designed to accumulate a diversified portfolio among markets, asset classes, or individual securities in order to reduce market risk and assure that the pension assets are available to pay benefits as they come due. The average expected long-term rate of return for the non-U.S. plan assets is 3.5 percent.

The asset allocation for our non-U.S. plans, excluding assets managed by qualified insurance companies, at the end of fiscal years 2008 and 2007, and the target allocation rate for 2009, by asset category, are as follows:

		Percentage of Plan Assets
		as of March 31,
Asset Category	Target Allocation	2008	2007

Equity securities	64.0%	63.0%	66.0%
Debt securities	33.0%	34.0%	30.0%
Other	3.0%	3.0%	4.0%

Asset return assumptions are derived from actuarial and statistical methodologies, from the analysis of long-term historical data relevant to Japan where the plans are in effect, and the investments applicable to the plans. Plans are subject to regulation under local law which may directly or indirectly affect the types of investments that the plans may hold.

Contributions

We contribute to our non-US pension benefit plans to make benefit payments to plan participants. Contributions are made to benefit plans are for the sole benefit of plan participants. We expect to contribute $2.2 million in fiscal year 2009 to the non-US pension benefit plans. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. We are unable to estimate the expected contributions beyond fiscal year 2009.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The following table summarizes expected benefit payments from our non-US pension benefit plans through fiscal year 2018. Actual benefit payments may differ from expected benefit payments.

Fiscal Year Ending March 31,	Amount

2009	$700
2010	2,030
2011	2,326
2012	1,451
2013	1,307
2014 through 2018	4,089

Total	$11,903

10.	Acquisitions

On July 14, 2006, we purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ATJ for a cash purchase price of 11.7 billion Japanese Yen (approximately U.S. $102 million at the July 14, 2006 exchange rate). This purchase increased our consolidated ownership of ATJ to 95.1 percent. We consummated the acquisition to further integrate our Fab Automation and AMHS businesses.

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

At any time, subject to the other provisions of the share purchase agreement, either Shinko or AJI may give notice to the other, calling for AJI to purchase from Shinko shares representing the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $13.2 million at the March 31, 2008 exchange rate).

In accordance with EITF 00-4, “Majority Owner’s Accounting for the Minority Interest in a Subsidiary and a Derivative,” AJI accounted for the purchase option on a combined basis with the minority interest as a financing of the purchase of the remaining 4.9 percent minority interest, and as a result accounted for the transaction as an acquisition of Shinko’s entire 49 percent interest of ATJ on July 14, 2006. Accordingly, AJI recorded a liability, equivalent to the net present value of the 1.3 billion Japanese Yen fixed payment for the 4.9 percent remaining interest and the fixed annual dividend payment of 65 million Japanese Yen, accreting the resulting discount to interest expense over the twelve month period ending on the first potential exercise date. The liability in the amount of $13.2 million at March 31, 2008 has been classified within “Accrued and other liabilities” in our Consolidated Balance Sheets.

In accordance with SFAS No. 141, “Business Combinations,” the total purchase price was allocated to the 49 percent share of ATJ’s net tangible and identifiable intangible assets acquired, based on their estimated fair

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We expensed IPR&D upon acquisition to research and development as it represented incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. We determined the $1.5 million value assigned to IPR&D through consideration of the importance of each project to our overall development plan, estimated costs to develop the purchased IPR&D into commercially viable products, estimated the resulting net cash flows from the projects when completed and discounted the net cash flows to their present value based on the percentage of completion of the IPR&D projects. We applied a discount rate of 24 percent to arrive at the present value of IPR&D at the time of acquisition.

We also allocated a portion of the purchase price to developed technology. We valued the $29.0 million of acquired developed technology based on an evaluation of the developmental products, their stages of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The resulting amount was subject to a discount rate of 20 percent to arrive at the present value of developed technology at the time of acquisition.

Minority Interest

As a result of the acquisition on July 14, 2006, there was no remaining minority interest balance relating to ATJ. As of March 31, 2008, we recorded approximately $13.2 million as a liability for our obligation to purchase the remaining 4.9 percent of the outstanding capital stock of ATJ.

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

	Fiscal Year Ended March 31
	2007	2006

Net sales	$492,473	$459,221
Pro forma net loss prior to cumulative effect of change in accounting principle	(1,912)	314
Cumulative effect of change in accounting principle	103	—

Pro forma net loss	$(1,809)	$314

Pro forma basic and diluted net loss per share prior to cumulative effect of change in accounting principle	$(0.04)	$0.01
Cumulative effect of change in accounting principle	—	—

Pro forma basic and diluted net loss per share	$(0.04)	$0.01

Shares used in the per share calculation
- Basic	48,924	47,972
- Diluted	48,924	47,972

11.	Goodwill

Goodwill activity attributed to operating segments for the fiscal years ended March 31, 2008 and 2007, respectively, were as follows:

	Fab Automation	AMHS	Total

Balances at March 31, 2006	$3,397	$55,443	$58,840
Additional ATJ acquisition interest	—	25,752	25,752
Foreign currency translation	—	(869)	(869)

Balances at March 31, 2007	3,397	80,326	83,723
Foreign currency translation	—	15,054	15,054

Balances at March 31, 2008	$3,397	$95,380	$98,777

During fiscal year 2007, we completed the ATJ acquisition for total purchase consideration of $119.2 million, which resulted in an increase in our goodwill balance by approximately $25.8 million.

During fiscal years 2008, 2007 and 2006, we performed our annual goodwill impairment test in accordance with SFAS No. 142 concluding that our goodwill was not impaired.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Intangible Assets, net

	March 31, 2008			March 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Developed technology	$94,188	$75,963	$18,225	$81,174	$56,818	$24,356
Customer base and other intangible assets	60,708	50,792	9,916	53,060	36,878	16,182
Licenses and patents	5,302	4,172	1,130	5,299	3,843	1,456

Total	$160,198	$130,927	$29,271	$139,533	$97,539	$41,994

Intangible assets, net represents intangible assets, excluding goodwill, which we have acquired through acquisitions. All of these intangible assets are subject to amortization. Amortization expense for these assets, which are included in cost of sales and operating expenses in our Consolidated Statements of Operations was $17.3 million in fiscal year 2008, $20.8 million in fiscal year 2007 and $17.3 million in fiscal year 2006.

During fiscal year 2007, we acquired $50.9 million in intangible assets, excluding goodwill, from our ATJ acquisition. These assets are being amortized on a straight-line basis over their remaining weighted-average useful life of 4.4 years determined at the acquisition date.

Developed technology is amortized on a straight-line basis over a five year period. Customer base and other acquired intangible assets, including acquisition-related customer lists and relationships, are amortized on a straight-line basis over useful life periods ranging from 1 to 10 years and with a weighted-average useful life of 4.3 years. Licenses and patents primarily represent intellectual technology property rights acquired and are generally amortized on a straight-line basis over a 10 year period.

Expected future amortization expense for intangible assets, net for each of the fiscal years ended thereafter is as follows, assuming no subsequent impairment:

Fiscal Year ending March 31,
2009	$13,290
2010	8,202
2011	5,784
2012	1,950
2013 and thereafter	45

Total	$29,271

13.	Operating Segment and Geographic Information

The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

We report the financial results of the following operating segments:

•	Automated Material Handling Systems (“AMHS”). Products include automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Fab Automation Product. Products include interface products, substrate-handling robotics, Auto-ID systems, sorters, EFEMs and connectivity software.

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

Operating segment information for the three fiscal years ended March 31, 2008, respectively, were as follows:

	Fiscal Year Ended March 31
	2008	2007	2006
	(As restated)(1)

AMHS:
Net sales	$292,927	$298,777	$294,483
Cost of Sales	225,646	225,150	196,571

Gross Profit	$67,281	$73,627	$97,912

(Loss) income from operations	$(14,448)	$9,983	$47,782

Amortization and Depreciation	$20,194	$22,379	$14,461

Fab Automation Products:
Net sales	$164,300	$193,696	$164,738
Cost of Sales	92,641	112,602	101,404

Gross Profit	$71,659	$81,094	$63,334

Income (loss) from operations	$1,073	$692	$(15,496)

Amortization and Depreciation	$5,805	$7,238	$7,901

Consolidated:
Net sales	$457,227	$492,473	$459,221
Cost of Sales	318,287	337,752	297,975

Gross Profit	$138,940	$154,721	$161,246

(Loss) income from operations	$(13,375)	$10,675	$32,286

Amortization and Depreciation	$25,999	$29,617	$22,362

(1)	AMHS amortization and depreciation expense for fiscal year ended March 31, 2007 has been restated to $22.4 million from $7.2 million as previously reported. Fab Automation amortization and depreciation expense for fiscal year ended March 31, 2007 has been restated to $7.2 million from $22.4 million as previously reported.

Total (loss) income from operations is equal to consolidated income (loss) from operations for the periods presented. We do not allocate “Interest and other income (expense), net” to our individual segments.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding net sales by geographic region, which was based on the location of our customers, were as follows:

	Fiscal Year Ended March 31
	2008	2007	2006

United States	$84,371	$103,962	$87,266
Japan	185,693	186,404	183,079
Taiwan	98,066	111,835	109,174
Korea	23,864	17,447	21,123
Other Asia/Pacific	34,835	32,790	27,336
Europe	30,398	40,035	31,243

Total	$457,227	$492,473	$459,221

Net sales from unaffiliated customers outside the U.S. totaled approximately $373 million in fiscal year 2008, $389 million in fiscal year 2007 and $372 million in fiscal year 2006.

Information regarding long-lived assets by geographic region was based upon the physical location of the assets at the end of each fiscal year, comprised of “Goodwill,” “Intangible assets, net,” “Property and equipment, net” and “Other assets” (excluding deferred tax assets), were as follows:

	Fiscal Year Ended March 31
	2008	2007	2006

United States	$14,769	$19,701	$20,891
Japan	147,527	135,314	81,787
Other	2,008	2,454	857

Total	$164,304	$157,469	$103,535

14.	Commitments and Contingencies

Lease Commitments

We lease various facilities under non-cancelable capital and operating leases. At March 31, 2008, the future minimum commitments under these leases were as follows:

Fiscal Year Ending March 31,	Capital Lease	Operating Lease

2009	$182	$4,757
2010	9	3,523
2011	9	1,956
2012	6	1,417
2013 and thereafter	—	1,345

Total	206	$12,998

Less: Interest	(3)

Present value of minimum lease payments	203
Less: Current portion of capital leases	(182)

Capital leases, net of current portion	$21

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense under our operating leases was approximately $5.7 million for fiscal year ended March 31, 2008, $4.3 million for fiscal year ended March 31, 2007, and $6.2 million for fiscal year ended March 31, 2006.

Purchase Commitments

At March 31, 2008, total non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $38.7 million.

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

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Daifuku’s Patent Infringement Action Against Us

On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ATJ. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ATJ products infringe Japanese Patent No. 3304677 and Japanese Patent No. 3729787 (together, the “Patents-in-Suit”). The Court has reserved final ruling on the substantive issues in the case, including the nature and scope of infringement of the Patents-in-Suit. However, the Court has indicated a basis to find the ATJ products infringe several claims under the Patents-in-Suit and is assessing in what amount damages should be awarded in plaintiffs’ favor and against ATJ and Shinko. Specifically, the suit alleges infringement of the Patents-in-Suit by elements of identifiable Shinko products and of ATJ’s Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products and Daifuku seeks significant monetary damages against both Shinko and ATJ in an amount to be determined but which could be material. The suit also seeks to enjoin future sales and shipments of ATJ’s OHS, OHT and related products. ATJ has asserted various defenses, including non-infringement of the asserted claims, and intends to continue to defend the matter vigorously. ATJ has also provided notice to Shinko concerning Shinko’s obligations to indemnify Asyst and AJI under certain claims in the event damages are awarded representing ATJ products during and prior to the term of the joint venture with Shinko.

In a related proceeding, the Japan Patent and Trademark Office invalidated the Patents in Suit, and the Court has stayed further proceedings pending a determination of any appeal of the invalidity determination. We cannot predict the outcome of these proceedings, and a further adverse ruling by the District Court, including a final judgment awarding significant damages and enjoining sales and shipments of ATJ’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future profitability.

Derivative Action filed Against Current and Former Directors & Officers Relating to Past Stock Option Grants & Practices

Certain of our current and former directors and officers have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court of California, captioned In re Asyst Technologies, Inc. Derivative Litigation (N.D. Cal.) (the “Federal Action”). A similar shareholder derivative action initially filed in California state court, and captioned Forlenzo v. Schwartz, et al. (Alameda County Superior Court) has been refiled in federal court and noticed as related to the Federal Action. Plaintiffs in the Federal Action allege that certain of the current and former defendant directors and officers backdated stock option grants beginning in 1995, and assert causes of action for breach of fiduciary duty, unjust enrichment, corporate waste, abuse of control, gross mismanagement, accounting, rescission and violations of Section 25402 et. seq. of the California Corporations Code. The Federal Action also alleges that certain of the current and former defendant directors and officers breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated there under, Section 14(a) of the Exchange Act and Rule 14a-9 promulgated there under, and Section 20(a) of the Exchange Act. The Federal Action seeks to recover unspecified monetary damages, disgorgement of profits and benefits, equitable and injunctive relief, and attorneys’ fees and costs. We are named as a nominal defendant in the Federal Action, thus no recovery against us is sought.

Other Matters

From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third-party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of March 31, 2008.

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

15.	Related Party Transactions

Our Japan subsidiary, ATJ, has certain transactions with its 4.9 percent minority shareholder Shinko. Our other Japan subsidiary, AJI, has certain transactions with MECS Korea in which AJI is a minority shareholder. At March 31, 2008 and March 31, 2007, respectively, significant balances with Shinko and MECS Korea were as follows:

	March 31,
	2008	2007

Accounts payable and notes payable due to Shinko	$20,755	$24,694
Accrued liabilities due to Shinko	895	304
Accrued liabilities due to Shinko relating to ATJ acquisition	13,204	11,439
Accounts receivable from MECS Korea	26	6
Accounts payable due to MECS Korea	67	228
Accrued liabilities due to MECS Korea	6	13

In addition, the Consolidated Financial Statements reflect various products and administrative and information technology services ATJ purchased from Shinko. During the fiscal years ended March 31, 2008, 2007 and 2006, respectively, sales to and purchases from Shinko and MECS Korea were as follows:

	Fiscal Year Ended March 31
	2008	2007	2006

Material and service purchases from Shinko	$57,455	$55,555	$57,043
Sales to MECS Korea	80	73	568
Purchases from MECS Korea	651	521	3

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Share-based Compensation

Stock Options Plans

We have two stock option plans: the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are granted for either six or ten year periods and become exercisable ratably, typically over a vesting period of either three or four years, or as determined by the Board of Directors.

Under the 2001 Plan, adopted in January 2001, 2,100,000 shares of common stock are reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At March 31, 2008, 147,987 shares were available for future issuance under this plan.

Under the 2003 Plan, as most recently amended by our shareholders in September 2007, 5,900,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options and incentive stock options, and the issuance of restricted stock to employees and certain non-employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At March 31, 2008, 2,084,257 shares were available for future issuance under this plan.

We determined, beginning in fiscal year 2007, to use restricted stock awards as the principal means of equity incentives for our employees.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity in our stock option plans is as follows:

				Weighted
				Average
	Total Number	Weighted-Average	Aggregate	Remaining
	of Shares	Exercise Price	Intrinsic Value(1)	Contractual life
			(In thousands)

Options outstanding at March 31, 2005	6,819,001	$10.00
Granted	1,671,083	5.73
Exercised	(367,355)	4.87
Cancelled and forfeited	(1,246,317)	10.23

Options outstanding at March 31, 2006	6,876,412	9.19
Granted	386,000	10.53
Exercised	(505,837)	4.86
Cancelled and forfeited	(1,077,491)	9.16

Options outstanding at March 31, 2007	5,679,084	9.66
Granted	—	—
Exercised	(182,335)	4.34
Cancelled and forfeited	(712,913)	8.91

Options outstanding at March 31, 2008	4,783,836	9.98	$7	3.89

Options vested and expected to vest at March 31, 2008	4,693,437	10.05	$7	3.88

Options exercisable at March 31, 2008	4,367,676	$10.38	$7	3.90

(1)	These amounts represent the difference between the exercise price and $3.50, the closing price of Asyst stock on March 31, 2008, as reported on The NASDAQ Global Market, for all in-the-money options outstanding.

The total pre-tax intrinsic value of options exercised during the fiscal years ended March 31, 2008, 2007 and 2006 was $0.4 million, $1.1 million and $2.0 million, respectively. As of March 31, 2008, there was $1.0 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock option plans. We expect to recognize the unrecognized compensation cost over a weighted-average period of 1.35 years. We did not realize any tax benefit realized from stock option exercises. Total fair value of options vested during the fiscal years ended March 31, 2008 and 2007 was $1.8 million and $5.8 million, respectively.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding and exercisable as of March 31, 2008:

	Options Outstanding		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number	Exercise
Range of Exercise Prices	Shares	Price	of Shares	Price

$ 0.00 - $3.95	804,968	$3.81	619,017	$3.77
4.13 - 4.98	229,152	4.59	192,030	4.58
5.05 - 5.05	665,500	5.05	665,500	5.05
5.09 - 8.19	478,180	6.72	345,841	6.65
8.26 - 9.57	504,834	9.01	459,834	8.96
9.65 - 11.15	479,286	10.06	463,538	10.05
11.25 - 13.55	525,804	12.70	525,804	12.70
13.89 - 19.06	837,862	17.36	837,862	17.36
19.94 - 37.31	257,000	24.86	257,000	24.86
51.38 - 51.38	1,250	51.38	1,250	51.38

	4,783,836	$9.98	4,367,676	$10.38

These options will expire if not exercised by specific dates through August 2014. Option exercise prices for options exercised during the three year fiscal period ended March 31, 2008 ranged from $0.00 to $10.11.

Restricted Stock Awards and Restricted Stock Units

Information with respect to non-vested restricted stock units and awards as of March 31, 2008 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at March 31, 2006	402,874	$5.83
Granted	950,641	7.06
Vested	(89,968)	11.01
Cancelled and forfeited	(139,047)	3.95

Outstanding at March 31, 2007	1,124,500	5.90
Granted	2,016,833	6.81
Vested	(333,958)	5.67
Cancelled and forfeited	(341,445)	6.56

Outstanding at March 31, 2008	2,465,930	$6.58

As of March 31, 2008, there was $11.0 million of unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize the unrecognized compensation over a weighted average period of 1.96 years.

Stock Option Awards and Restricted Stock Units (“RSUs”) with Market and Performance Conditions

We have granted stock option, restricted stock and restricted stock unit (“RSUs”) awards with market and performance conditions to our executive officers. These stock option, restricted stock and RSU awards vest upon the achievement of certain targets and are payable in shares of our common stock upon vesting, typically with a three or four-year market target or performance achievement period.

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

The performance stock options and awards measure our relative performance against pre-established targets. The fair value of stock option awards and RSUs containing a performance condition are based on the market price of our stock on the grant date. Compensation cost is adjusted for subsequent changes in the expected outcome of the performance-vesting condition until the vesting date. We do not believe as of March 31, 2008 that the achievement of these performance criteria is probable and therefore we did not record any expense for these awards.

A summary of activity for the awards and options with market and performance conditions as of March 31, 2008 is presented below:

Market Condition Awards and Options

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	(Years)

Outstanding at March 31, 2006	138,750	$1.63
Awards granted	239,358	2.79
Awards cancelled and forfeited	(60,429)	1.99

Outstanding at March 31, 2007	317,679	$2.46
Awards granted	—
Awards cancelled and forfeited	(87,013)	3.06

Outstanding at March 31, 2008	230,666	$2.23	0.83

As of March 31, 2008, there was $0.1 million of total unrecognized compensation cost related to non-vested awards with market conditions.

Performance Condition Awards and Options

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	(Years)

Outstanding at March 31, 2007	—	—
Awards granted	484,358	$7.18
Awards cancelled and forfeited	(74,028)	7.18

Outstanding at March 31, 2008	410,330	$7.18	2.17

As of March 31, 2008, there was $2.9 million of total unrecognized compensation cost related to non-vested awards with performance conditions.

Employee Stock Purchase Plan

Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 3,000,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payroll deductions, not to exceed 15 percent of an employee’s compensation, at a price not less than 85 percent of the fair market value of the stock on specified purchase dates. During fiscal years ended March 31, 2008, 2007 and 2006, we issued 373,741, 217,142 and 240,015 shares, respectively. As of March 31, 2008, the number of shares purchased by employees under the Plan totaled 2,924,678.

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

In addition to the assumptions used in the Black-Scholes valuation model, SFAS No. 123(R) requires us to recognize expense only for the options and awards that are ultimately expected to vest. Therefore, we are required to develop an estimate of the number of options and awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and expected future employee turnover. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Although the fair value of stock option awards and employee stock purchase plans are determined in accordance with SFAS No. 123(R) using an option-pricing model, the values determined may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of share-based compensation expense related to all stock option awards and employee stock purchase plans for the fiscal years ended March 31, 2008 and 2007, respectively:

	Fiscal Year Ended March 31
	2008	2007

Share-based compensation expense by category:
Cost of sales	$668	$723
Research and development	794	1,086
Selling, general and administrative	5,421	4,112

Total share-based compensation expense	$6,883	$5,921

During fiscal years 2008 and 2007, we did not capitalize any share-based compensation costs and did not realize any tax benefits because of our full valuation allowance in the U.S.

Prior to the adoption of SFAS No. 123(R)

The following table illustrates the pro forma effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under our equity incentive plans and rights to acquire stock granted under our stock purchase plan in fiscal year ended March 31, 2006:

Fiscal Year Ended
March 31, 2006

Net loss — as reported	$(104)
Add: Employee share-based compensation expense included in reported net loss, net of tax	1,819
Less: Total employee share-based compensation expense determined under fair value, net of tax	(6,838)

Net loss — as adjusted	$(5,123)

Basic and diluted net loss per share — as reported	$(0.00)
Basic and diluted net loss per share — as adjusted	$(0.11)
SHARES USED IN THE PER SHARE CALCULATION:
Basic and diluted	47,972

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

Black-Scholes Assumptions

We calculated the fair value of stock option awards and employee stock purchase plans using the Black-Scholes model with the following weighted average assumptions:

	Fiscal Year Ended March 31
	2008	2007	2006

Employee Stock option plans:
Risk-free interest rate	—	4.5%	4.7%
Expected term of options (in years)	—	3.3	3.3
Expected volatility	—	54.0%	83.0%
Expected dividend yield	—	0.0%	0.0%
Weighted average grant date fair value	—	$2.58	$5.71

Employee Stock purchase plan:
Risk-free interest rate	4.6%	4.8%	3.9%
Expected term of options (in years)	0.5	0.5	0.5
Expected volatility	45.2%	63.7%	51.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$1.66	$2.33	4.04

There were no options granted during fiscal year ended March 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Asyst Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Asyst Technologies, Inc. and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to maintaining a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements in the area of income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for sabbatical leave in fiscal 2008.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 9, 2008

Supplementary Financial Data

Selected Quarterly Financial Data (Unaudited) for the two year period ended March 31, 2008.

QUARTERLY FINANCIAL DATA

	Fiscal Year Ended March 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$121,620	$134,836	$106,475	$94,296
Gross profit	40,163	38,863	32,561	27,353
Net (loss) income	$(386)	$459	$(867)	$(12,949)
Basic net (loss) income per share	$(0.01)	$0.01	$(0.02)	$(0.26)

Diluted net (loss) income per share	$(0.01)	$0.01	$(0.02)	$(0.26)

Shares used in computing basic net (loss) income per share	49,457	49,663	49,750	49,912
Shares used in computing diluted net (loss) income per share	49,457	50,170	49,750	49,912

	Fiscal Year Ended March 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$116,981	$122,649	$126,135	$126,708
Gross profit	41,056	34,510	38,116	41,039
Net (loss) income prior to cumulative effect change in accounting principle	(583)	(2,725)	(223)	3,390
Cumulative effect of change in accounting principle	103	—	—	—

Net (loss) income	$(480)	$(2,725)	$(223)	$3,390

Basic net (loss) income per share	$(0.01)	$(0.06)	$(0.00)	$0.07

Diluted net (loss) income per share	$(0.01)	$(0.06)	$(0.00)	$0.07

Shares used in computing basic net loss per share	48,600	48,854	49,028	49,232
Shares used in computing diluted net loss per share	48,600	48,854	49,028	49,990

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. In light of the material weakness set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weakness in our internal control over financial reporting as of March 31, 2008:

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements in the area of income taxes. This control deficiency resulted in audit adjustments related to the completeness and accuracy of our income tax provision and deferred tax assets and liability accounts and related financial disclosures in the Company’s consolidated financial statements for the year ended March 31, 2008. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness discussed above, we have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Remediation Initiatives

In response to the material weakness discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

We have summarized below the remediation measures that we have implemented or plan to implement in response to the material weakness discussed above. In addition to the following summary of remediation measures, we also describe below the interim measures we undertook in an effort to mitigate the possible risks of this material weakness in connection with the preparation of the financial statements included in this Form 10-K.

1. We plan to further strengthen our controls over the monthly closing and income tax accounting processes by recruiting an adequate complement of personnel with accounting knowledge, experience and training in the application of U.S. generally accepted accounting principles.

2. We plan to further improve the timeliness and accuracy of income tax accounting by enhancing the policies, procedures and controls used in the monthly closing and income tax accounting processes.

3. We have hired a third party consulting firm that is qualified in the application of U.S. generally accepted accounting principles commensurate with our accounting and financial reporting requirements for income taxes.

Remediation Efforts and Results Relating to Previously Disclosed Material Weaknesses

In connection with our remediation plan, management: (i) identified the control objectives and new controls; (ii) obtained sufficient evidence of the design and operating effectiveness of the new controls including documentation of the new controls; and (iii) determined that new controls have been in effect for a sufficient period of time to permit the assessment of their design and operating effectiveness.

Specifically, management’s remediation efforts and results included:

1. The Company recruited a new Chief Financial Officer in 2007 who has since reorganized all financial functions into a single global organization. This common global finance organization is intended to provide a disciplined structure for finance and accounting processes and controls, enable clear and concise access to information and promote the consistent application of policies and procedures in conformity with U.S. generally accepted accounting principles.

2. The Company enlisted a new Chief Accounting Officer, and several key managerial and staff accounting positions at the U.S. headquarters location with experience and training in the application of U.S. generally accepted accounting principles commensurate with our accounting and financial reporting requirements.

3. The Company recruited a new Vice President, International Finance, and several staff accounting positions at our overseas locations.

4. We implemented new policies and procedures focused on timely and accurate financial reporting and implemented training and programs to focus on continuous improvements regarding the application of U.S. generally accepted accounting principles.

5. We improved the discipline throughout the organization with respect to achieving greater compliance with policies, procedures, and controls that have been previously implemented.

6. The actions listed above have resulted in a significant reduction in our month-end accounting close cycle time, especially in the areas of revenue recognition related to the long-term contracts, share-based compensation, pension, and we have significantly improved the completeness and accuracy of our financial statement footnote disclosures and supporting information related to pension, the financial aspects of related parties, share-based compensation, and acquisitions.

7. We plan to commence the process for implementing a global enterprise-wide financial application to assist in the timely analysis and reporting of financial information.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Specifically, the changes included the following:

1. We continued hiring key professionals at our U.S. headquarters and overseas locations with experience and training in the application of U.S. generally accepted accounting principles.

2. We implemented new policies and procedures focused on timely and accurate monthly close and financial reporting.

3. We conducted training sessions to enhance our accounting and financial reporting accuracy and timeliness.

Item 9B —	Other Information

Not applicable

PART III

Item 10 —	Directors, Executive Officers, and Corporate Governance

Directors

Information required under this Item 10 is hereby incorporated by reference from our Definitive Proxy Statement to be delivered to Shareholders in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held in 2008 (the “Definitive Proxy Statement”).

Code of Ethics

Information relating to the Code of Ethics defined in SEC rules is set forth above in Part I, Item 1 “Business — Additional Information and Governance Matters,” and is incorporated herein by reference.

Item 11 —	Executive Compensation

The information required under this item is hereby incorporated by reference from our Definitive Proxy Statement

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

(a) The following documents are filed as part of this Annual Report on Form 10-K

(1) Financial Statements

See Index to Consolidated Financial Statements under Item 8 on page 52 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

SCHEDULE II

ASYST TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged		Foreign
	Beginning	(Credited) to		Currency	Balance
	of Year	Expenses	Deductions	Translation	End of Year
			(In thousands)

Allowance for doubtful accounts
Year Ended March 31,
2006	$6,980	$6,791	$(1,249)	$(654)	$11,868
2007	11,868	(7,536)	(265)	89	4,156
2008	4,156	(2,205)	(98)	347	2,200

(3) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

2.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993
3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008
3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999
3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000
4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998
4.2	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002
10.1*	Form of Indemnity Agreement entered into between the Company and certain directors (for agreements executed before May 11, 2007).	S-1	10.1	333-66184	7/19/1993
10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995
10.3*	Company’s 1993 Employee Stock Purchase Plan as amended by the Company’s shareholders through December 14, 2006.	14A	App. B	000-22430	11/3/2006
10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan.	S-1	10.4	333-66184	7/19/1993
10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993
10.6	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Asyst Shinko, Inc., KeyBank National Association, Citibank N.A., Silicon Valley Bank, and KeyBanc Capital Markets dated as of July 27, 2007.	10-Q	10.54	000-22430	8/7/2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.7*	Employment Agreement between the Company and Stephen S. Schwartz dated as of December 21, 2007.	10-Q	10.57	000-22430	2/1/2008
10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002
10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002
10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002
10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003
10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003
10.13*	Release Agreement between the Company and Alan Lowe, dated September 12, 2007	10-Q	10.55	000-22430	11/8/2007
10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004
10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-K	10.33	000-22430	6/10/2004
10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004
10.17*	Company’s Compensation Program for Non-employee Directors as amended April 2, 2007.	10-K	10.17	000-22430	6/12/2007
10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004
10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.20*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004
10.21*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004
10.22*	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004
10.23‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005
10.24	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005
10.25*	Summary of Executive Bonus Plan (revised 2007).	10-K	10.25	000-22430	6/12/2007
10.26*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through September 18, 2007.	14A	App. A	000-22430	7/27/2007
10.27	First Amendment To Credit Agreement dated as of April 30, 2008 among Asyst Technologies, Inc., Asyst Technologies Japan Holdings Company, Inc., and Asyst Technologies Japan, Inc. as Borrowers, and Keybank National Association, Administrative Agent, Lender, Swing Line Lender and L/C Issuer and the Lenders party hereto, as Lenders.	8-K	99.1	000-22430	5/6/2008
10.28	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006
10.29‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006
10.30‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.31*	Form of Stock Award Notice and Stock Award Agreement for employees (2001 Non-Officer Equity Plan).	10-Q	10.51	000-22430	8/7/2007
10.32*	Form of Stock Award Notice and Stock Award Agreement for employees (2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).	10-Q	10.52	000-22430	8/7/2007
10.33*	Form of Restricted Stock Award Agreement for non-employee directors (restricted stock units under the 2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).	10-Q	10.53	000-22430	8/7/2007
10.34	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006
10.35	First Amendment to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of October 13, 2006.	10-Q	10.43	000-22430	2/9/2007
10.36	Second Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of November 13, 2006.	10-Q	10.44	000-22430	2/9/2007
10.37	Third Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of December 29, 2006.	10-Q	10.45	000-22430	2/9/2007
10.38*	Consulting Agreement between the Company and Tsuyoshi E. Kawanishi, effective January 17, 2007.	10-K	10.39	000-22430	6/12/2007
10.39*	Form of Change in Control Agreement entered into between the Company and certain executive officers (for agreements executed after January 1, 2008).	10-Q	10.56	000-22430	2/1/2008

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.40‡	Amendment No. 6 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 23, 2006.	10-K	10.41	000-22430	6/12/2007
10.41*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-Q	10.46	000-22430	2/9/2007
10.42*	Employment Agreement between the Company and Michael A. Sicuro dated January 17, 2007.	10-K	10.43	000-22430	6/12/2007
10.43*	Form of Employee Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan).	10-K	10.44	000-22430	6/12/2007
10.44*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).	10-K	10.45	000-22430	6/12/2007
10.45*	Form of Employee Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).	10-K	10.46	000-22430	6/12/2007
10.46*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed before May 11, 2007).	10-K	10.47	000-22430	6/12/2007
10.47*	Form of Indemnity Agreement entered into between the Company and directors and certain executive officers (for agreements executed on or after May 11, 2007).	10-K	10.48	000-22430	6/12/2007
10.48*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers and directors (for agreements executed on or after May 1, 2007).	10-K	10.49	000-22430	6/12/2007
10.49*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed on or after May 11, 2007).	10-K	10.50	000-22430	6/12/2007
21.1	Subsidiaries of Asyst Technologies, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.

By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Chief Financial Officer

By:	/s/ AARON L. TACHIBANA
Aaron L. Tachibana
Principal Accounting Officer

Date: June 11, 2008

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN S. SCHWARTZ, PH. D. Stephen S. Schwartz, Ph. D.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2008

/s/ MICHAEL A. SICURO Michael A. Sicuro	Chief Financial Officer (and Principal Financial Officer)	June 11, 2008

/s/ AARON L. TACHIBANA Aaron L. Tachibana	Chief Accounting Officer (and Principal Accounting Officer)	June 11, 2008

/s/ STANLEY GRUBEL Stanley Grubel	Director	June 11, 2008

/s/ TSUYOSHI E. KAWANISHI Tsuyoshi E. Kawanishi	Director	June 11, 2008

/s/ ROBERT A. MCNAMARA Robert A. McNamara	Director	June 11, 2008

/s/ ANTHONY E. SANTELLI Anthony E. Santelli	Director	June 11, 2008

/s/ WILLIAM SIMON William Simon	Director	June 11, 2008

/s/ WALTER W. WILSON Walter W. Wilson	Director	June 11, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

2.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993
3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008
3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999
3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000
4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998
4.2	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002
10.1*	Form of Indemnity Agreement entered into between the Company and certain directors (for agreements executed before May 11, 2007).	S-1	10.1	333-66184	7/19/1993
10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995
10.3*	Company’s 1993 Employee Stock Purchase Plan as amended by the Company’s shareholders through December 14, 2006.	14A	App. B	000-22430	11/3/2006
10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan.	S-1	10.4	333-66184	7/19/1993
10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993
10.6	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Asyst Shinko, Inc., KeyBank National Association, Citibank N.A., Silicon Valley Bank, and KeyBanc Capital Markets dated as of July 27, 2007.	10-Q	10.54	000-22430	8/7/2007
10.7*	Employment Agreement between the Company and Stephen S. Schwartz dated as of December 21, 2007.	10-Q	10.57	000-22430	2/1/2008
10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002
10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002
10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003
10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003
10.13*	Release Agreement between the Company and Alan Lowe, dated September 12, 2007	10-Q	10.55	000-22430	11/8/2007
10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004
10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-K	10.33	000-22430	6/10/2004
10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004
10.17*	Company’s Compensation Program for Non-employee Directors as amended April 2, 2007.	10-K	10.17	000-22430	6/12/2007
10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004
10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004
10.20*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004
10.21*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004
10.22*	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004
10.23‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.24	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005
10.25*	Summary of Executive Bonus Plan (revised 2007).	10-K	10.25	000-22430	6/12/2007
10.26*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through September 18, 2007.	14A	App. A	000-22430	7/27/2007
10.27	First Amendment To Credit Agreement dated as of April 30, 2008 among Asyst Technologies, Inc., Asyst Technologies Japan Holdings Company, Inc., and Asyst Technologies Japan, Inc. as Borrowers, and Keybank National Association, Administrative Agent, Lender, Swing Line Lender and L/C Issuer and the Lenders party hereto, as Lenders.	8-K	99.1	000-22430	5/6/2008
10.28	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006
10.29‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006
10.30‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006
10.31*	Form of Stock Award Notice and Stock Award Agreement for employees (2001 Non-Officer Equity Plan).	10-Q	10.51	000-22430	8/7/2007
10.32*	Form of Stock Award Notice and Stock Award Agreement for employees (2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).	10-Q	10.52	000-22430	8/7/2007
10.33*	Form of Restricted Stock Award Agreement for non-employee directors (restricted stock units under the 2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).	10-Q	10.53	000-22430	8/7/2007
10.34	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.35	First Amendment to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of October 13, 2006.	10-Q	10.43	000-22430	2/9/2007
10.36	Second Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of November 13, 2006.	10-Q	10.44	000-22430	2/9/2007
10.37	Third Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of December 29, 2006.	10-Q	10.45	000-22430	2/9/2007
10.38*	Consulting Agreement between the Company and Tsuyoshi E. Kawanishi, effective January 17, 2007.	10-K	10.39	000-22430	6/12/2007
10.39*	Form of Change in Control Agreement entered into between the Company and certain executive officers (for agreements executed after January 1, 2008).	10-Q	10.56	000-22430	2/1/2008
10.40‡	Amendment No. 6 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 23, 2006.	10-K	10.41	000-22430	6/12/2007
10.41*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-Q	10.46	000-22430	2/9/2007
10.42*	Employment Agreement between the Company and Michael A. Sicuro dated January 17, 2007.	10-K	10.43	000-22430	6/12/2007
10.43*	Form of Employee Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan).	10-K	10.44	000-22430	6/12/2007
10.44*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).	10-K	10.45	000-22430	6/12/2007
10.45*	Form of Employee Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).	10-K	10.46	000-22430	6/12/2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.46*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed before May 11, 2007).	10-K	10.47	000-22430	6/12/2007
10.47*	Form of Indemnity Agreement entered into between the Company and directors and certain executive officers (for agreements executed on or after May 11, 2007).	10-K	10.48	000-22430	6/12/2007
10.48*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers and directors (for agreements executed on or after May 1, 2007).	10-K	10.49	000-22430	6/12/2007
10.49*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed on or after May 11, 2007).	10-K	10.50	000-22430	6/12/2007
21.1	Subsidiaries of Asyst Technologies, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X
32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document