Form 10-K/A
period 2008-03-31
ASYST TECHNOLOGIES INC
filed 2008-07-29
CIK 909326

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
Preferred Stock Purchase Rights
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
     There were 50,518,807 shares of common stock, no par value, outstanding as of July 23, 2008.

ASYST TECHNOLOGIES, INC.
Explanatory Note:
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, originally filed with the Securities and Exchange Commission on June 12, 2008, solely for the purpose of including the information in Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. We are filing herewith currently dated certifications in Exhibits 31.1, 31.2 and 32.1, all listed in the exhibit index below. Except as described above, no other changes have been made to the original filing of that Annual Report, and this Form 10-K/A does not amend or update any other information contained in that original filing.

ASYST TECHNOLOGIES, INC.

PART III
Item 10 — Directors, Executive Officers, and Corporate Governance
Directors
     The names of the incumbent directors currently serving on Asyst’s Board of Directors and related biographical information are set forth below in the following table and under the caption “Retiring Board Member.” We currently expect to nominate for election at our next annual meeting six individuals to serve as our directors, and these six nominees are listed in the table below.

Name	Age	Principal Occupation
Stephen S. Schwartz, Ph.D.	48	Chair of our Board of Directors, President and Chief Executive Officer of Asyst
Stanley Grubel	66	Retired Vice President and General Manager, Philips Semiconductor Manufacturing, Inc., and retired CEO of MiCRUS
Robert A. McNamara	54	President and Chief Executive Officer, LVI Services, Inc.
Anthony E. Santelli	68	Retired Executive Vice Chairman, USA Global Link, and retired General Manager, IBM
William Simon	69	Retired Executive Vice President, BearingPoint, Inc., and retired National Managing Partner, KPMG LLP
Walter W. Wilson	64	Retired Senior Vice President, Solectron Corporation
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
     Mr. Grubel has served as a director of Asyst since January 1997. He served as a Vice President and General Manager of Philips Semiconductor Manufacturing, Inc. from June 2000 until his retirement in 2001. Prior to such time, he served as Chief Executive Officer of MiCRUS, a semiconductor manufacturing company, from September 1994 through June 2000. Between January 1990 and September 1994, he served in various executive positions for IBM. Since May 1999, he has also served as a director of CH Energy Group, Inc.
     Mr. McNamara has served as a director of Asyst since October 1999. He currently is President and Chief Executive Officer of LVI Services, Inc., an emergency response and environmental remediation company. Mr. McNamara retired in 2007 as Senior Group Executive of Fluor Corporation, an engineering, procurement, construction and maintenance company, a position he held beginning in 2004. From 2001 to 2004, he served as Group Executive of Fluor. From June 1999 to 2001, he served as Group President of the Manufacturing and Life Sciences Strategic Business Unit of the Fluor Daniel division of Fluor. From October 1996 to June 1999, Mr. McNamara served as a Vice President of Fluor Daniel. Prior to such time, he served as President and Chief Operations Officer of Marshall Contractors from 1982 until Marshall was acquired by Fluor in October 1996.

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
     Mr. Simon has served as a director of Asyst since January 2005. From February 2001 to July 2004, Mr. Simon was a director of Duane Reade, Inc., serving as chair of its audit committee and as its audit committee financial expert. From July 1998 to 2002, Mr. Simon held various executive positions with BearingPoint, Inc., a business and systems integration consulting firm (which, prior to its public offering in 2001, was the consulting entity of KPMG LLP). From 2001 until his retirement from BearingPoint in 2002, Mr. Simon served as its Executive Vice President, International Consulting, and from July 1998 to 2001 as its CEO, Latin America Consulting. Mr. Simon held various positions with KPMG LLP over a 37-year period, including until his retirement in June 1998 as its National Managing Partner for the firm’s Manufacturing, Retailing and Distribution Practice (a vice chair position). Mr. Simon also served as Partner in Charge of KPMG’s Management Consulting and Audit Practices (vice chair positions), as well as serving as Chair of its Audit and Management Consulting Practice Committees.
     Mr. Wilson has served as a director of Asyst since January 1995. Since October 2000, he has been a business consultant. From 1989 until he retired in October 2000, Mr. Wilson held numerous management positions at Solectron Corporation, a provider of electronics manufacturing and integrated supply chain services, most recently as its Senior Vice President, Business Integration.
Retiring Board Member
     Tsuyoshi E. Kawanishi, who is a current member of the Asyst Board of Directors, has notified us that he will not be standing for re-election at the Annual Meeting but intends to serve out the remainder of his term.
     Mr. Kawanishi, age 79, has served as a director of Asyst since June 2003 (and previously during the period 1996 – 2001). He currently also serves as a director of Semiconductor Manufacturing International Corporation, a semiconductor foundry in the People’s Republic of China, and TEK Consulting. Mr. Kawanishi previously served on the board of Applied Materials, Inc. from 1994 to 2001. He is a former Executive Senior Vice President and director of Toshiba Electronic Co., Ltd. He currently serves as chairman of The Society of Semiconductor Industry Seniors in Japan, and previously served on the International Advisory Panel for Singapore Technologies Pte Ltd.
     The practical and logistical difficulties of participating in the increasing number of our board meetings over recent years due to scheduling and the time difference between Japan and California, has made it very difficult for Mr. Kawanishi to meet not only his expected level of participation but also the attendance standard for board meetings under evolving US governance principles. As a result, he and our Board reached the mutual decision that he would not stand for re-election. Asyst and our full Board of Directors express deep appreciation for his years of service and significant and unique contributions to our company, as both a member of our Board and senior adviser for our operations in Asia, and we expect that he will continue to provide advisory services relating to our operations in Asia going forward.
Committee Membership
     There are three standing committees of our Board: Audit Committee, Governance and Nominating Committee, and Compensation Committee. The members of these committees currently are:

Governance and
	Audit	Nominating	Compensation
Director Name and Positions	Committee	Committee	Committee
Stephen S. Schwartz (Chair, Chief Executive Officer and President)	—	—	—
Stanley Grubel (Director)	X	Chair	X
Tsuyoshi E. Kawanishi (Director)	—	—	—
Robert A. McNamara (Director)	X	—	—
Anthony E. Santelli (Director)	X	—	Chair
William Simon (Director)	Chair	—	—
Walter W. Wilson (Lead Non-management Director)	X	X	X

Director Independence
     Our Board determined in July 2008 that each of the incumbent directors and nominees, other than Dr. Schwartz, is an independent director as defined in Rule 4200 of the NASDAQ listing standards. The Board considered that Mr. Santelli’s son-in-law is employed by Asyst as one of its vice presidents managing post-installation product services and that he is not an executive officer of the company and does not act in that capacity, is not a member of the executive management team reporting to the CEO, does not have a key strategic role in the company, and is not in charge of any policy-making function.  In addition, the Compensation Committee, on which Mr. Santelli serves as its Chair, has no role in the establishment of the son-in-law’s cash compensation, including setting or determination of his bonus, and Mr. Santelli is not involved in any Committee actions with direct or particular affect on his son-in-law. Accordingly, the Board determined that the son-in-law’s employment relationship and related compensation are not material and do not affect Mr. Santelli’s independence.
     The Board also considered the continuing consulting services that Mr. Kawanishi (an incumbent director who is not standing for re-election) provides directly to Asyst Japan Holding Co., Inc., and the associated fees he receives (see Note 3 to “Non-Employee Director Compensation Table,” below). However, our Board determined that this consulting relationship and compensation are not material and do not affect Mr. Kawanishi’s independence.
     The foregoing independence determination also included the conclusions of our Board that each of the members of its Audit Committee, Governance and Nominating Committee, and Compensation Committee listed above is independent, as defined under the NASDAQ listing standards, and, with respect to the Audit Committee, independent under additional SEC rules defining independence for members of an audit committee.
Executive Officers
The names of our current executive officers and related biographical information are set forth below:

Name	Age	Principal Occupation
Stephen S. Schwartz	48	Chair of the Board Chief Executive Officer and President
Anthony C. Bonora	65	Executive Vice President, Research and Development Chief Technical Officer, Asyst Fellow
Michael A. Sicuro	49	Senior Vice President Chief Financial Officer
Paula C. LuPriore	51	Senior Vice President, Automated Solutions Group
Hitoshi Kawano	61	Senior Vice President President, Asyst Technologies Japan, Inc.
Thomas R. Leitzke	59	Senior Vice President, Global Operations
Steve Debenham	46	Vice President General Counsel and Secretary
Biographical information for Dr. Schwartz is set forth under “Directors,” above.
     Mr. Bonora joined Asyst in 1984 and has been Executive Vice President, Research and Development of Asyst since 1986, Chief Technical Officer since January 1996, and Asyst Fellow since April 2000. From 1975 to 1984, Mr. Bonora held various management positions at Siltec Corporation, a manufacturer of products for the semiconductor industry, including Vice President, Research and Development and General Manager of its Cybeq equipment division. Mr. Bonora holds Bachelor’s and Master’s degrees in mechanical engineering from the University of California, Berkeley.
     Mr. Sicuro joined Asyst as Senior Vice President and Chief Financial Officer in January 2007. From January 2004 to June 2006, Mr. Sicuro was Chief Financial Officer for Progressive Gaming International Corp., a publicly traded technology company serving the gaming industry. From 2001 to 2004, Mr. Sicuro was Chief Financial Officer for Lightspan, Inc., a publicly traded company that provided curriculum-based instructional and assessment resources for use both in schools and homes, and from 1996 to 2000 Mr. Sicuro was Chief Financial Officer for ITLA Capital, a publicly traded specialty finance holding company. Before joining ITLA Capital, he held positions as Chief Financial Officer of Blue Cross of California (WellPoint Health Networks) and of U.S. Bancorp Mortgage, and held senior financial positions with several other large financial organizations. Mr. Sicuro holds a Bachelor’s degree in business administration from Kent State University, Ohio.

     Ms. LuPriore joined Asyst in 2002 as Vice President and General Manager of Software, and was appointed Senior Vice President, Automated Solutions Group in January 2007 with responsibility for the company’s entire product offering and product development programs. Prior to joining Asyst, she held various Vice President positions at IBM, most recently as its Vice President for Storage Networking Products, with responsibility for software and hardware engineering, product management and marketing, and professional services. Ms. LuPriore holds a Bachelor’s degree in applied mathematics from the University of Rhode Island.
     Mr. Kawano was appointed Senior Vice President, Automated Solutions Group in March 2007 with joint responsibility with Ms. LuPriore for the company’s entire product offering and product development programs. In February 2008, Mr. Kawano assumed responsibility for certain strategic projects relating to product engineering and new product assessment. Mr. Kawano has also served since 2002 as President of our wholly owned Japan subsidiary, Asyst Technologies Japan, Inc. Prior to joining our company, Mr. Kawano held various senior positions over 35 years with Shinko Electric Co., Ltd., including as Executive Managing Director in charge of its R&D Division, and as a member of its Board of Directors. Mr. Kawano is a graduate of Kyoto University, with a degree in electrical engineering.
     Mr. Leitzke joined Asyst as Vice President of Manufacturing Operations in August 2004, and was appointed Senior Vice President, Global Operations in January 2007. Prior to joining Asyst, Mr. Leitzke held senior operations executive positions with Siemens Information Systems, Applied Materials, Inc., and Silicon Graphics, Inc. Mr. Leitzke holds a Bachelor’s degree in Mechanical Engineering from the Indiana Institute of Technology.
     Mr. Debenham joined Asyst in September 2003 as Vice President, General Counsel and Secretary. From May 2000 to June 2003, Mr. Debenham was with myCFO, Inc., a financial services firm, most recently as its Senior Vice President and General Counsel. From April 1998 to April 2000, Mr. Debenham was Assistant General Counsel with Lam Research Corporation, a semiconductor equipment manufacturer. Prior to joining Lam, Mr. Debenham was in private practice from December 1989 to April 1998 with the law firm of Jackson Tufts Cole & Black, LLP, most recently as a partner with its Litigation Practice Group. Mr. Debenham is a graduate of Stanford University and the University of California, Hastings College of Law.
There are no family relationships among any of our directors or executive officers.
Audit Committee
     Charter and Purposes.  The charter of the Audit Committee was amended and restated by our Board in May 2004 (and is available on our website at www.asyst.com by clicking on “Investor Relations,” then “Corporate Governance,” and then “Highlights”). The primary purposes of this committee are to oversee on behalf of our Board: (a) Asyst’s accounting and financial reporting processes and integrity of Asyst’s financial statements; (b) the audits of Asyst’s financial statements and appointment, compensation, qualifications, independence and performance of Asyst’s independent registered public accounting firm; (c) Asyst’s compliance with legal and regulatory requirements; and (d) Asyst’s internal control over financial reporting.
     Members.  In addition to the determination by our Board of the independence of the members of this committee, described above under “Director Independence,” our Board has also determined that each of the members of the Audit Committee meets the requirement of the NASDAQ listing standards that the member be able to read and understand fundamental financial statements, including a company’s balance sheet, and income and cash flow statements. Additionally, our Board has determined that Mr. Grubel, Mr. McNamara, Mr. Santelli, Mr. Simon and Mr. Wilson each meets the requirement of the NASDAQ listing standards that at least one member of the Committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication.
     Audit Committee Financial Expert.  Our Board has determined that incumbent director Mr. Simon meets the definition of an “audit committee financial expert,” as defined in SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater-than-ten-percent beneficial shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2008, our officers, directors and greater-than-ten-percent beneficial shareholders complied with all Section 16(a) filing requirements applicable to them, except that on May 17, 2007, Forms 4 were filed late to report transactions in which Asyst withheld shares then-vesting under stock awards to satisfy income tax withholding obligations for the following officers (and with respect to the number of tax withholding transactions indicated): Mr. Schwartz (4), Mr. Leitzke (2), Ms. LuPriore (2), and Mr. Debenham (4).
Code of Ethics
     Information relating to the Code of Ethics defined in SEC rules is set forth in Part I, Item 1 “Business — Additional Information and Governance Matters” in our Form 10-K for the fiscal year ended March 31, 2008, that was filed on June 12, 2008, and is incorporated herein by reference.
Item 11 — Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Compensation Program
     The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and periodically monitoring adherence to the company’s compensation philosophy. In this regard, a key objective of the Committee is that the total compensation paid to our Chief Executive Officer, our Chief Financial Officer, and our other executives is fair, reasonable and competitive for their respective positions.
     In this Compensation Discussion and Analysis, except as the context otherwise indicates, we define “executives” as those individuals who served during fiscal year 2008 as our Chief Executive Officer and Chief Financial Officer, as well as the other named executive officers included in “Summary Compensation Table,” below.
Executive Compensation Philosophy & Objectives
     Our overall compensation program seeks to align compensation with the achievement of Asyst’s business objectives and individual performance against these objectives. It also seeks to enable Asyst to attract, retain and reward executives and other key employees who contribute to our success and to incentivize them to enhance long-term shareholder value. For this reason, we offer a total compensation package competitive with companies in the semiconductor industry (taking into account relative company size, performance and geographic location, as well as individual responsibilities and performance). In weighting the components of compensation for each executive the Committee emphasizes pay for performance, both on an annual basis against company and individual objectives for any fiscal year, and over the long term against company objectives to be achieved over a longer term. We also consider the appropriate balance between incentives for long-term and short-term performance. For these reasons, the Committee will adjust elements of our executive compensation program that it perceives no longer serve the company’s objectives or the Committee’s compensation philosophy, or may exercise discretion to adjust specific benefits under our executive compensation program in order to reward achievement or where necessary to ensure that actual benefits are appropriately aligned with company objectives and performance.
     Consistent with this pay-for-performance philosophy, the Committee believes that more than half of an executive’s total compensation should be weighted toward achievement of corporate and individual performance objectives that are aligned with enhancing overall shareholder value over the long-term. Accordingly, a significant portion of an executive’s total target compensation will be in the form of a performance-based annual cash bonus and service and performance-based equity awards. The allocation between annual and long-term compensation is based on market conditions, with an emphasis on attracting and retaining key executives as well as motivating them to achieve results. Typically, an executive will receive less than half of his or her total compensation in base salary, and as an executive’s responsibilities increase within our company, his or her base salary will increasingly be a less significant portion of the executive’s total potential compensation.
     In general, the company’s executives receive their salary and bonus in cash, while equity awards provide our principal long-term incentive compensation. Historically, equity awards had been given mostly in stock options. However, the company moved toward increasing use of stock awards, including performance-based shares, and beginning in fiscal year 2007 the company eliminated the use of stock options in all but exceptional instances. The Committee believes there is merit to encourage ownership of our company’s equity through stock awards. In addition, the Committee believes that greater use of stock awards — as compared to stock options — enables the Committee to provide greater potential equity incentives to our executives relative to potential shareholder dilution. The Committee has used an increasingly greater proportion of performance-based shares compared to service-based shares for stock awards to executives.

     While the Committee seeks to encourage long-term stock ownership by our executives, it does not have established ownership guidelines and does not currently use this factor to determine future equity awards to our executives. However, beginning with performance awards made to the executives for our fiscal year 2008, the Committee has imposed “hold” requirements in addition to performance-based vesting to encourage equity ownership and executive retention, as summarized below under “Fiscal Year 2008 Executive Compensation Components — Annual Equity Awards.”
     The total compensation program is also designed to be competitive with the programs of other companies of comparable revenue size in the semiconductor capital equipment industry, and other selected companies with which we compete for customers and executives, and to be fair and equitable to both the company and the executives. Accordingly, for any given fiscal year the allocation between annual and long-term compensation components may also be influenced by current market conditions and the need to retain our most skilled executives. The Committee gives consideration to each executive’s overall responsibilities, professional qualifications, business experience, job performance, technical expertise and career potential, and the combined value of these factors to our immediate and long-term performance and growth.
     Specifically, our executive compensation program intends to:
(1)	attract and retain quality executive leadership;

(2)	encourage individual executive performance;

(3)	align incentives with the business unit and company areas most directly impacted by the executive’s leadership and performance;

(4)	encourage management retention; and

(5)	improve our overall performance and increase shareholder value.
     The Committee strives to meet these objectives while maintaining market-competitive pay levels (including effective use of equity incentives). In furtherance of these objectives, the Committee has access to compensation experts (which it has sole authority to engage, direct, compensate and terminate).
     The Committee analyzes comparative executive compensation information from relevant peer groups, approves executive salary adjustments, approves executive discretionary/incentive bonus plans and payments, and oversees management’s administration of the company’s equity incentive plans. The Committee also reviews and approves recommendations and input from our Chief Executive Officer regarding individual annual performance objectives for the executives who report to him, as well as his assessment of individual performance over the relevant fiscal year against those objectives. Our Chief Executive Officer may also recommend to the Committee annual salary adjustments, bonus amounts and annual equity awards for each executive that reports to him. The Committee reviews these recommendations against comparative compensation information, but the Committee exercises its own independent judgment in determining the final compensation payable to each executive, including our Chief Executive Officer.
     The Committee regularly meets in executive session, without the Chief Executive Officer or other members of our executive management, and/or solely with consultants the Committee has engaged, during which the Committee regularly assesses the performance of our Chief Executive Officer and other executives. The Committee also annually reviews with our Chief Executive Officer its assessment of his performance, including specific areas where the Committee determines that his performance falls short of objectives and targets the Committee established for the year. As part of this annual review, the Committee seeks input from other members of our Board of Directors.
     The Committee assesses and determines the compensation for our Chief Executive Officer, using the same criteria as for the other executives. When assessing our Chief Executive Officer’s performance, or determining his annual salary adjustment, bonus amount and equity awards, the Committee meets independently and without consultation with or the participation of our Chief Executive Officer.

Use of Comparative Peer Compensation Data & Assumptions
     The Committee gives significant consideration to market information and executive compensation survey data regarding the base salaries, cash bonuses, equity and other incentives and compensation provided or paid to executives of companies comparable to us in the semiconductor industry. The Committee uses comparisons of competitive pay practices taken from several semiconductor and technology industry surveys, and as determined and aggregated by our consultants from a similar group of publicly traded companies with annual revenues of between approximately $200 million and $1 billion (collectively, the “Compensation Peer Group Data”).
     The Compensation Peer Group, which is periodically reviewed and updated by the Committee, consists of companies against which the Committee believes the company competes for talent and shareholder investment. The Compensation Peer Group specifically comprised the following companies for our fiscal year 2008 compensation decisions:

Advanced Energy Industries, Inc.	COHU, Inc.	MKS Instruments, Inc.
Applied Materials, Inc.	Cymer, Inc.	OSI Systems, Inc.
ATMI, Inc.	LTX Corp.	Ultratech, Inc.
Axcelis Technologies, Inc.	Mattson Technology, Inc.	Varian Semiconductor
Brooks Automation, Inc.	Mindspeed Technologies, Inc.	Veeco Instruments Inc.
The Committee recognizes that the Compensation Peer Group reflects a significant variance in revenue and market capitalization; however, the Committee believes that some variability in annual revenue size amongst such companies is beneficial as a benchmark for components of total potential compensation at assumed growth targets for the company. In addition, the Compensation Peer Group may include companies, such as Applied Materials, Inc., who participate in the semiconductor industry but who may be significantly larger than Asyst. The Committee feels that including such companies, against whom we may compete to attract and retain key employees (including our executives), is necessary to ensure that our compensation programs are sufficient and competitive to provide long-term employee retention.
     When assessing equity awards as a component of long-term incentive compensation, the Committee relies on a Black-Scholes methodology to value stock options. Service-based stock awards are assessed at face value (assuming no discount for potential forfeiture), but performance-based stock awards are assessed at 80 percent of the face value to account for uncertainty of goal attainment.
     In making executive compensation decisions for our fiscal year 2008, the Committee compared each element of total potential compensation against executive compensation data and statistics for the Compensation Peer Group.
Use of Independent Compensation Consultants
     The Committee relies on the advice and input of independent consultants the Committee directly engages. The Committee determines the scope of consultant services independent of any management involvement or influence, and routinely meets with its consultants outside of management’s presence and without management participation. The Committee relies on its consultants to collect and actively review with the Committee data and statistics for the Compensation Peer Group, as well as to identify and analyze for the Committee market trends from relevant peer groups regarding executive compensation. The Committee also looks to its consultants to assist in identifying or structuring elements of our executive compensation that better align incentives with specific company objectives that the Committee articulates. The Committee believes that the advice and input it receives from its consultants are unbiased, objective and not subject to management influence.
     In April 2007, the Committee retained Mercer (US) Inc. (“Mercer”) to provide information, analyses, and advice regarding executive and director compensation, as described below. The Mercer consultant who performs these services reports directly to the Committee chair. The company may also retain Mercer and its related entities to perform other services.
     The Committee has established guidelines that it considers adequate to ensure that Mercer’s advice to the Committee remains independent, objective and not influenced by the company’s management. These procedures include but are not limited to a direct reporting relationship of the Mercer consultant to the Committee and written assurances from Mercer that, within the Mercer organization, the Mercer consultant who performs services for the company has a reporting relationship and compensation determined separately from Mercer’s other lines of business and from its other work for the company.

     At the Committee’s direction, Mercer provided the following services for the Committee during our fiscal year 2008:
•	Evaluated the competitive positioning of company’s named executive officers’ base salaries, and annual incentive and long-term incentive compensation relative to its primary peers and the broader industry;

•	Advised the Committee on Chief Executive Officer and other named executive officer target award levels within the annual and long-term incentive program and, as needed, on actual compensation actions;

•	Assessed the alignment of company compensation levels relative to performance of company against its primary peers and relative to company’s articulated compensation philosophy;

•	Provided ongoing advice as needed on the company’s annual and long-term incentive plans;

•	Advised the Committee as requested on the performance measures and performance targets for the annual and long-term programs;

•	Evaluated the impact of company’s equity programs on annual share use, run rate and total dilution, and advised the Committee on a recommended maximum share limit for use for fiscal year 2008;

•	Evaluated independent Board of Director compensation versus the competitive market; and

•	Assisted with the preparation of the Compensation Discussion and Analysis for this Proxy Statement.
All of the decisions with respect to determining the amount or form of executive and director compensation under the company’s executive and director compensation programs are made by the Committee alone and may reflect factors and considerations other than the information and advice provided by Mercer.
Fiscal Year 2008 Executive Compensation Components
     The components of executive compensation consist of annual base salary, performance-based annual cash bonus, and service and performance-based equity awards.
     As a general matter, the Committee sets base salaries at between the 50th and 75th percentile, but sets target total compensation (including performance-based annual cash bonus and equity awards) at greater than the 75th percentile relative to the Compensation Peer Group. However, the Committee does not impose a strict or uniform percentile band to determine base salaries or any other specific element of compensation for our executives for any given fiscal year. In addition, the equity awards are weighted heavily toward performance-based vesting (as opposed to service-based vesting). Typically, more than 50 percent of the value of equity awards depends on achievement of performance objectives determined by the Committee. The Committee believes this weighting, and specifically providing our executives a potential to achieve total compensation greater than the 75th percentile upon the maximum achievement of performance objectives, is consistent with the Committee’s overall “pay-for-performance” philosophy and alignment of compensation incentives with corporate objectives targeted to increase overall shareholder value. Accordingly, actual total compensation is typically below the target and below the targeted 75th percentile of actual total compensation relative to the Compensation Peer Group (in many cases, significantly).
Annual Base Salary
     The Committee annually reviews each executive’s base salary, making an objective assessment of individual and corporate performance, level of responsibility, experience, breadth of knowledge, current performance, and the competitive marketplace for comparable executive talent.
     Based on the Compensation Peer Group Data, for fiscal year 2008 base salaries for our executives were at the following market levels: Dr. Schwartz, our CEO and President, was below the 25th percentile, Mr. Sicuro, our SVP and Chief Financial Officer, Ms. LuPriore, our SVP of Automated Solutions, and Mr. Debenham, our General Counsel and Secretary, were all within 10 percent below the 50th percentile, and Mr. Leitzke, our SVP of Global Operations was at the 75th percentile.
     Specifically, annual base salary for each executive was as follows for our fiscal year 2008: Dr. Schwartz, $450,000; Mr. Sicuro, $310,000; Ms. LuPriore, $305,000, Mr. Leitzke, $285,000 and Mr. Debenham, $250,000.

     The Committee set fiscal year 2008 base salaries for each executive based on its assessment of the executive’s continuing performance and changes in the executive’s responsibilities, as well as the Committee’s intention to maintain competitive compensation for each executive. The Committee also noted the company’s improved financial performance in fiscal year 2007 compared to previous years, including sustaining significantly increased revenue compared to previous years, improved balance sheet and EBITDA performance and progress in achieving greater integration of our significant operations in Japan (following the company’s acquisition in 2006 of the remaining equity of Asyst Technologies Japan, Inc., our joint-venture in Japan with Shinko Electric Co., Ltd.).
Performance-Based Annual Cash Bonus
     We pay performance-based annual cash compensation to our executives under our general executive bonus plan. In determining the amount of any annual cash bonus paid to our executives, we place great emphasis on rewarding achievement against annual performance goals (both individual and corporate) that are directly linked to corporate initiatives and maximization of shareholder value. The Committee annually reviews target and maximum annual cash bonus compensation levels for our executives as a percentage of their base salary. We have designed our general executive bonus plan so that our executives may earn higher than median annual cash bonus compensation for above-target performance and lower than median annual cash bonus compensation for below-target performance (as determined by Compensation Peer Group Data, which is generally equivalent to the amount an executive could receive under our general executive bonus plan if he or she achieves 100 percent of his or her goals and the company achieves 100 percent of corporate objectives). Consistent with our pay-for-performance philosophy, where the company fails to meet minimum performance targets, an executive may not receive an annual cash bonus for a given year (regardless of that executive’s achievement of individual objectives).
     For example, we did not pay annual cash bonuses to our executives for our fiscal years 2004 and 2005 under our general executive bonus plan (and only a reduced pay-out for our fiscal years 2006 and 2008) due to company performance below targeted objectives. In addition, to be eligible and deemed to have earned a cash bonus under our general executive bonus plan, the executive must also be employed in good standing as of the dates the Committee determines the bonus payment and the payment is actually made by the company.
     The Committee approves corporate and individual executive performance targets at the beginning of each fiscal year. These performance goals vary by executive, and are typically weighted with relation to the particular business unit or function for which the executive has responsibility. Where practical, the Committee uses quantitative goals that both challenge performance and have a significant impact on the improvement of a business unit or our overall performance. The Committee also generally weights achievement of financial performance goals more heavily. However, in any particular year the Committee may give significant weight to a specific initiative that will promote our strategic objectives for that year (or position us to achieve a strategic objective over the long-term).
     For example, as discussed below, the Committee determined that certain New Product Development initiatives were significant during our fiscal year 2008 to positioning the company for long-term strategic growth and profitability. Accordingly, for our fiscal year 2008 executive bonus plan, the Committee determined as part of the corporate objectives to give equal and independent weight to achievement of financial targets as well as product development initiatives.
     The Committee then reviews and approves annually each executive’s achievement of his performance goals, based on an initial assessment provided by the Chief Executive Officer and the Committee’s own assessment. The Committee independently assesses the performance of our Chief Executive Officer against his performance goals established for the fiscal year.
     Under our executive bonus plan for our fiscal year 2008, the Committee determined annual cash bonus targets for each executive, based on a percentage of the executive’s base salary. In May 2007, the Committee set the target bonus for Dr. Schwartz at 125 percent of his base salary, and at 75 percent of base salary for each of our other executives. This placed the fiscal year 2008 total target annual base and incentive bonus compensation for each of our executives between the 50th and 75th percentile based on the Compensation Peer Group data (except for Mr. Leitzke and Mr. Debenham, whose total target annual base and incentive bonus compensation was greater than the 75th percentile).
     The actual bonus paid to our executives for fiscal year 2008 was determined based on a combination of achievement of targeted corporate (70 percent) and individual executive (30 percent) performance objectives. The Committee used the following formula to determine annual cash bonuses to our executives for our fiscal year 2008:
Annual Base Salary X Target Bonus % X Performance Achievement
Where
Performance Achievement = (70% x corporate achievement) + (30% x individual achievement)

     For fiscal year 2008, the Committee set the corporate performance objective based on our ability to increase our earnings per share above $0.50 (on a non-GAAP basis) and to demonstrate significant progress toward developing and releasing a new generation of product solutions relating to our new conveyor, DirectLoad™, VAO™ software and Gen 8 Flat Panel Display product offerings, as well as to develop new service offerings to our existing customers. The Committee deemed these New Product Development initiatives to be significant to the company’s long-term strategic success and market positioning. Achievement under either corporate performance objective – Earnings Per Share or New Product Development – was a separate and independent basis to fund and determine the actual cash bonuses to our executives for our fiscal year 2008.
     We reported non-GAAP earnings per share of $0.04 for our fiscal year 2008, which was below minimum levels the Committee established for this corporate objective. Our non-GAAP earnings measure excluded charges management considered to be outside our core operating results, as more fully described and reconciled in our previous quarterly press releases announcing the financial results (which we also furnished on Forms 8-K). However, the Committee determined that the company demonstrated significant progress against identified corporate objectives for New Product Development – specifically, our successful conveyor and DirectLoad product releases, achieving a strategic customer commitment relating to our Gen 8 Flat Panel Display product, and obtaining significant initial commitments and bookings from one of our strategic customers in Japan relating to our VAO software and new service offerings during fiscal year 2008.
     Based on our achievement during the year against of New Product Development objectives, the Committee determined that we achieved 55 percent of our overall corporate performance objectives.
     The Committee determined individual objectives for our fiscal year 2008 based on corporate initiatives and objectives specific to the executive’s individual responsibilities. For our fiscal year 2008, the Committee determined that our Chief Executive Officer achieved 69 percent of his individual performance objectives, and the other executive achieved between 74 and 105 percent of individual performance objectives for the year (for an average of 96.5 percent).
     However, as noted above, the Committee retains the ability to exercise discretion to adjust specific benefits under our executive compensation programs where necessary to ensure that actual benefits are appropriately aligned with company objectives. In this regard, the Committee identified specific areas of effective operating controls and project management relating to certain large projects in Japan and Taiwan, where the company’s financial and operating performance during our fiscal year 2008 fell short of our operating objectives (separate from the corporate and individual objectives established for our executive bonus plan), and exercised its discretion to reduce by 20 percent the actual bonuses to be paid to our top operating executives for our fiscal year 2008. This included a 20 percent reduction in the bonus payment to our Chief Executive Officer for our fiscal year 2008.
     The table below provides a comparison for each executive of the actual bonus payment, the bonus formula amount prior to the operating performance reduction discussed above, and the respective initial target bonus for our fiscal year 2008 (with such respective initial target bonus shown assuming 100 percent achievement of corporate objectives and 100 percent of individual objectives). The indicated actual bonus payments were approved in May 2008 and made to the executives in July 2008.

		FY 2008
	FY 2008	Bonus Formula Amount	FY 2008
Executive	Target Bonus Payment	Prior to Reduction	Actual Bonus Payment
Stephen S. Schwartz	$562,500	$280,603	$224,483
Chief Executive Officer, President
Michael A. Sicuro	$236,250	$131,887	$105,509
SVP, Chief Financial Officer
Paula C. LuPriore	$228,750	$127,700	$102,160
SVP, Automated Solutions
Thomas R. Leitzke	$213,750	$115,799	$92,639
SVP, Global Operations
Steve Debenham	$187,500	$104,672	$104,672
VP, General Counsel & Secretary

     Based on the actual incentive bonuses determined by the Committee, the fiscal year 2008 total actual annual base and incentive bonus compensation for our executives was as follows (based on the Compensation Peer Group Data):

			FY 2008	Percentile
	FY 2008	FY 2008	Actual Base + Bonus	Relative to PEER
Executive	Actual Base Salary	Actual Bonus Payment	Payment	Group Data
Stephen S. Schwartz	$436,538	$224,483	$661,021	Below 25th
Chief Executive Officer, President
Michael A. Sicuro	$310,961	$105,509	$416,470	25th - 50th
SVP, Chief Financial Officer
Paula C. LuPriore	$291,058	$102,160	$393,218	Below 25th
SVP, Automated Solutions
Thomas R. Leitzke	$279,615	$92,639	$372,254	50th - 75th
SVP, Global Operations
Steve Debenham	$247,308	$104,672	$351,980	50th - 75th
VP, General Counsel & Secretary
Annual Equity Awards
     Equity awards are designed to provide at-risk incentive compensation to align our executives’ financial interests with those of our shareholders, as well as to encourage ownership of our Common Stock, support achievement of corporate short and long-term financial objectives, and provide competitive equity reward opportunities.
     The Committee utilizes our 2003 Equity Incentive Plan (the “2003 Plan”) as the primary vehicle for providing long-term incentive compensation to our executives. The 2003 Plan provides for both incentive and nonstatutory stock options and stock awards. There is a limited term typically of six years from the date of grant in which recipients can exercise stock options. At the end of the option term the right to purchase any unexercised options expires. Option holders generally forfeit any unvested option if their employment with us terminates. However, optionees typically will have a limited time following termination of their employment to exercise vested options, depending on the terms outlined in the award agreement.
     The Committee annually approves equity awards for our executives, typically in the first quarter of each fiscal year to be able to reflect the company’s determination of its near-term and strategic operating objectives and initiatives as part of our annual operating planning process for that fiscal year. Historically, equity has been awarded to our executives in the form of stock and stock options. However, over the prior three fiscal years the Committee has moved toward greater use of stock instead of stock options. In December 2006, the Committee determined as a matter of policy to rely principally on awards of restricted stock or stock units as long-term equity incentive compensation for our employees (including our executives), and to award stock options on an exceptions basis. The Committee utilizes a combination of service-based as well as performance-based vesting for stock awards to our executives. Service-based stock awards typically vest over three years, in equal installments on each of the first three anniversaries of the award date. Performance-based awards to our executives vest upon the achievement of one or more identified performance goals. Beginning for our fiscal year 2008, performance-based stock awards for our executives also included a service-based “hold” requirement to encourage executive stock ownership and long-term retention.
     The Committee also reviews the company’s overall stock award activity against peer companies. For example, the annual stock compensation expense we recognized for our fiscal year 2007 (the last completed fiscal year for which peer company data is available) was 1.2 percent of our revenue for the same period, which placed below the 25th percentile of peer companies.
     The Committee determines equity awards for each executive based on a target potential value to the executive in the event all service-based vesting occurs under the award and eighty percent of the vesting occurs under performance-based awards. The target potential value is determined as a percentage of the executive’s annual base salary for the fiscal year. For the fiscal year 2008 awards, the Committee set the target potential equity value for each executive using the following approximate percentages of the executive’s annual base salary for the year: Dr. Schwartz, 250 percent; each other executive, 95 percent.
     However, for the fiscal year 2008 awards the Committee determined to provide our executives the opportunity to increase the maximum potential value for each executive by an additional 40 percent above the target level upon achievement of “stretch” performance objectives that the Committee determined were significant to the company’s near-term strategic objectives.

     The performance objectives necessary for vesting under the performance-based equity awards to our executives for fiscal year 2008 involve corporate objectives tied to targeted (a) company profitability (on a non-GAAP basis) to be achieved over our fiscal years 2008 through 2010, and (b) revenue and operating targets (including margin performance) relating to strategic product development, placement and customer penetration to be achieved over our fiscal years 2008 through 2011. Actual shares earned will range from 0 percent to 100 percent of the theoretical maximum, with approximately 62.5 of the performance-based shares being earned for “target” performance and 100 percent being earned for “stretch” performance (which stretch objectives represent a significantly greater degree of difficulty over the “target” objectives, and will depend upon the company’s ability to deliver operating performance and growth well in excess of recent trends). In the event the performance objectives are met, any shares that vest will nonetheless be subject to a mandatory deferral for three years following the award date. The Committee determined that this three-year hold period would promote stock ownership and provide an additional retention incentive for our executives.
     The total equity awards the Committee approved to each of our executives for our fiscal year 2008 were weighted such that more than 60 percent of the target potential value to the executive depends on the achievement of “target” performance objectives (with achievement of “stretch” performance objectives weighting the maximum potential value at more than 75 percent performance-based).
     The Committee used $7.00 per share to calculate the target and maximum potential value under the respective awards (which approximated the trading price per share of the company’s Common Stock as of the Committee’s determination and approval of these awards). As noted above, the Committee assesses service-based stock awards at face value, and performance-based stock awards at 80 percent of the face value to account for uncertainty of goal attainment.
     Given the significant weighting toward performance-based stock awards, more than 62 percent of the target total cash and equity compensation for our Chief Executive Officer in fiscal year 2008 was “at risk” and more than 48 percent was similarly “at risk” for each of our other executives.
     The table below provides a comparison of service and performance-based equity awards for our executives for fiscal year 2008. The performance-based equity awards are shown both as the number of total shares available on achievement of target objectives, and the number of additional shares available on achievement of “stretch” objectives. A description of vesting terms is set forth in notes 3 and 4 to the “Grants of Plan-Based Awards” table, below.

		FY 2008	FY 2008
	FY 2008	Total Performance-Based	Additional Performance-Based
Executive	Total Service-Based Shares (Shs.)	Shares at “Target” Perf. (Shs.)	Shares at “Stretch” Perf. (Shs.)
Stephen S. Schwartz	49,179	95,464	57,278
Chief Executive Officer, President
Michael A. Sicuro	15,300	29,700	17,820
SVP, Chief Financial Officer
Paula C. LuPriore	14,814	28,758	17,254
SVP, Automated Solutions
Thomas R. Leitzke	13,843	26,872	16,122
SVP, Global Operations
Steve Debenham	12,143	23,572	14,142
VP, General Counsel & Secretary
     The Committee believes that the objectives used to determine vesting under performance-based equity awards are achievable but, nonetheless, involve considerable risk and uncertainty. For example, in May 2007 and May 2008 the Committee determined that the company failed to meet certain performance objectives relating to appreciation in our market capitalization that the Committee established under equity awards approved in May 2005 and May 2006, respectively; consequently, 80,952 shares otherwise eligible to vest under those awards to our executives were cancelled. These cancellations included 43,524 shares otherwise available to our Chief Executive Officer under such equity awards.

Fiscal Year 2009 Executive Compensation Components
     For fiscal year 2009 compensation decisions (and the benchmarking data identified below) the Committee adjusted the Compensation Peer Group used for fiscal year 2008 compensation decisions. The Compensation Peer Group specifically comprised the following companies for our fiscal year 2009 compensation decisions:

Applied Materials, Inc.	CREE, Inc.	MKS Instruments, Inc.
ATMI, Inc.	Cymer, Inc.	Novellus Systems, Inc.
Axcelis Technologies, Inc.	Entegris, Inc.	Semitool, Inc.
Brooks Automation, Inc.	Lam Research Corp.	Varian Semiconductor
COHU, Inc.	Mattson Technology, Inc.	Veeco Instruments Inc.
     The Committee determined for fiscal year 2009 to add specific companies to the prior year’s Compensation Peer Group – CREE, Inc., Lam Research Corporation, Novellus Systems, Inc. and Semitool, Inc. – and to drop specific companies – LTX Corp., Mindspeed Technologies, Inc., and OSI Systems, Inc. – in order for the Compensation Peer Group and Compensation Peer Group Data to reflect more properly the companies against whom we compete both in our industry sector and for executive talent.
     In May 2008, management recommended that the Committee not adjust the base salaries or target cash bonuses for our fiscal year 2009 for each of our executives, including our Chief Executive Officer. Management determined that a freeze in executive base salaries was appropriate given the current continuing slow-down in business activity affecting our company, and our company’s initiative specifically to reduce our Sales, General & Administrative expenses. The Committee accepted management’s recommendation.
     Generally, fiscal year 2009 base salaries for our executives were within 10 percent below market median levels (determined as the 50th percentile), based on the Compensation Peer Group Data. However, the base salaries for Thomas Leitzke, Senior Vice President, Global Operations, was at the 75th percentile. The base salary for Dr. Schwartz, our Chief Executive Officer, was below the 25th percentile for our fiscal year 2009.
     Specifically, annual base salary for each executive remained as follows for our fiscal year 2009: Dr. Schwartz, $450,000;Mr. Sicuro, $310,000; Ms. LuPriore, $305,000, Mr. Leitzke, $285,000 and Mr. Debenham, $250,000.
Performance-Based Annual Cash Bonus
     Under our general executive bonus plan for our fiscal year 2009, the Committee maintained target bonuses at 125 percent of base salary for Dr. Schwartz, and at 75 percent of base salary for each of our other executives. As in the past, the Committee has discretion to award to individual executives more or less than the target bonus amount, based on the Committee’s assessment of performance against identified corporate and individual objectives; however, no individual may receive more than 200 percent of the target bonus amount. For fiscal year 2009, the Committee set targeted corporate performance objectives based on a combination of (a) sustained growth in our non-GAAP earnings per share, and (b) strategic product development, placement and penetration. Corporate achievement under either independent measure will result in funding our general executive bonus plan (as was the case for our fiscal year 2008 plan). However, for our fiscal year 2009 the Committee determined to emphasize strategic product penetration with key customers (as opposed to product development objectives for our fiscal year 2008), in alignment with the next phase of our strategic operating objectives.
     As was the case under our fiscal year 2008 executive bonus plan, achievement under either corporate performance objective – Earnings Per Share or New Product Penetration – is a separate and independent basis to fund and determine the actual cash bonuses to our executives for our fiscal year 2009. However, the Committee determined to adjust the relative weighting of corporate and individual performance achievement, to give equal weight to achievement of targeted corporate (50 percent) and individual executive (50 percent) performance objectives when determining the actual bonus to be paid to our executives (as opposed to a relative weighting of 70 percent targeted corporate achievement and 30 percent targeted individual achievement under the fiscal year 2008 plan). Accordingly, the Committee expects to use the following formula to determine annual cash bonuses to our executives for our fiscal year 2009:
Annual Base Salary X Target Bonus % X Performance Achievement
Where
Performance Achievement = (50% x corporate achievement) + (50% x individual achievement)

     The Committee believes that equal weighting for corporate and individual achievement allows the Committee to incentivize and recognize greater individual achievement amongst its executives, which is consistent with the Committee’s overall “pay-for-performance” philosophy. Individual objectives for our fiscal year 2009 include personal and organizational objectives — including margin performance, operating improvements and cost initiatives specific to the executive’s respective area of responsibility.
     This placed the fiscal year 2009 total target annual base and incentive bonus compensation for our executives between the 50th and 75th percentile based on the Compensation Peer Group data (except for Mr. Leitzke, whose total target annual base and incentive bonus compensation is at the 75th percentile, and Mr. Debenham, whose total target annual base and incentive bonus compensation is greater than the 75th percentile).
     The Committee believes the objectives necessary to achieve target bonus payments to the executives are very difficult and would require significant achievement of corporate and individual objectives. As was the case in fiscal year 2008, there is substantial uncertainty of actual bonus payments at any of the targeted levels. During the three prior fiscal years, the company’s achievement of corporate objectives ranged from 45 to 100 percent, indicating the difficulty and uncertainty of achievement for any given fiscal year.
Annual Equity Awards
     As was the case for fiscal year 2008 awards, the Committee determined equity awards for each executive for our fiscal year 2009 as a target potential total value based on a percentage of the executive’s annual base salary (assuming all service-based and 80 percent of performance-based vesting occurs under the award). The Committee set a target potential value for each executive using the following approximate percentages of the executives’ annual base salary for the year: Dr. Schwartz, 170 percent; each other executive, 75 percent. However, for the fiscal year 2009 awards the Committee determined to increase the maximum potential value for each executive by an additional 60 percent upon the achievement of “stretch” performance objectives that the Committee determined were significant to the company’s near-term strategic objectives.
     The performance objectives necessary for vesting under the performance-based equity awards to our executives for fiscal year 2009 involve corporate objectives tied to targeted (a) company profitability (on a non-GAAP basis) to be achieved over our fiscal years 2009 through 2011, and (b) revenue and margin performance relating to strategic product development, placement and penetration to be achieved over our fiscal years 2009 through 2012. Actual shares earned will range from 0 percent to 100 percent of the theoretical maximum, with approximately 62.5 of the performance-based shares being earned for “target” performance and 100 percent being earned for “stretch” performance (which stretch objectives represent a significantly greater degree of difficulty over the “target” objectives, and will depend upon the company’s ability to deliver operating performance and growth well in excess of recent trends). In the event the performance triggers are met, any shares that vest will nonetheless be subject to a mandatory deferral for three years following the award date. In the event the company terminates an executive’s employment at any time for any reason (other than for “cause,” which shall include, when committed in the course of one’s employment duties or functions, fraud, willful misconduct, gross negligence or breach of or failure to perform a material obligation or duty to or policy or term of employment of the company) any shares subject to the “hold” that have otherwise vested as of the earlier employment termination date shall be immediately accelerated and issued to the executive. However, in the event prior to the expiration of the hold period the company terminates an executive for cause, or the executive voluntarily terminates his or her employment, any shares that have otherwise vested under the award shall be deemed forfeited. The Committee determined that this three-year hold period would promote stock ownership and provide an additional retention incentive for our executives.
     The total equity awards the Committee approved to each of our executives for our fiscal year 2009 were weighted such that more than 60 percent of the target potential value to the executive depends on the achievement of “target” performance objectives (with achievement of “stretch” performance objectives weighting the maximum potential value at more than 80 percent performance-based). This compares to a weighting of equity awards approved to each of our executives for our fiscal year 2008 such that more than 60 percent of the potential value to the executive depends on the achievement of “target” performance objectives and 75 percent depends on the achievement of “stretch” performance objectives. The Committee used $5.00 per share to calculate the target and maximum potential value under the respective awards.
Chief Executive Officer Compensation
     The Committee assesses and determines the compensation for our Chief Executive Officer using the same criteria as for the other executives. In May 2007, the Committee set Dr. Schwartz’s annual base salary at $450,000 and set an annual target incentive cash bonus of 125 percent of his annual base salary for our fiscal year 2008. In May 2007, the Committee approved a stock award to Dr. Schwartz for our fiscal year 2008 totaling 201,921 shares of our Common Stock (based on a target potential value equal to 250 percent of his annual base salary). Of these, 24 percent of the maximum potential value of the award (49,179 shares) is service-based, and 76 percent (152,742 shares) of the maximum potential value depends on achievement of specific performance objectives.

     The performance bonus of $224,483 that Dr. Schwartz received for our fiscal year 2008 reflected the Committee’s determination that the company achieved 55 percent of corporate objectives and Dr. Schwartz achieved 69 percent of individual objectives. As discussed above, this performance bonus reflects a 20 percent reduction imposed by the Committee on Dr. Schwartz and other executives based on specific areas where the company’s financial and operating performance during our fiscal year 2008 fell short of our operating objectives (separate from the corporate and individual objectives established for our executive bonus plan).
     When determining Dr. Schwartz’s compensation, including base salary, target bonus and equity awards, the Committee typically considers Dr. Schwartz’s individual performance, skills and responsibilities, as well as our overall performance. With respect to setting Dr. Schwartz’s base salary for fiscal year 2008, the Committee noted sustained revenue growth and bookings, overall profitability, and development and integration of a global operating structure following our successful acquisition of the remaining equity of our Japan joint venture, and successful integration of our organizations and operating structures. The Committee also considered Dr. Schwartz’s particular ability to continue to develop and lead our business strategy and long-term strategic initiatives that will continue to enhance shareholder value. The Committee also considered Compensation Peer Group Data for the relevant periods for presidents and chief executive officers of skill, experience and responsibilities comparable to Dr. Schwartz. With respect to setting Dr. Schwartz’s base salary for fiscal year 2009, the Committee accepted that management’s recommendation that all executive base salaries not be adjusted from fiscal year 2008 levels, given the current continuing slow down in business activity affecting our company, and our company’s initiative specifically to reduce our Sales, General & Administrative expenses.
     The Committee periodically reviews all components of Dr. Schwartz’s compensation — including annual base salary, performance-based annual cash bonus and the realized and unrealized values of his stock and option awards — and believes it has reasonably tied Dr. Schwartz’s incentive cash and equity compensation directly to the company’s achievement of near and long-term objectives that are significant to our success. The Committee also periodically reviews the potential value of compensation and benefits Dr. Schwartz would receive in the event of a termination of his employment (whether voluntary, involuntary or upon occurrence of a change of control).
     The following table summarizes certain dollar values from the tables that follow this discussion concerning (a) the compensation and benefits provided to Dr. Schwartz for our fiscal year 2008, and (b) the value of compensation and benefits he would receive in the event of a termination of his employment as of March 31, 2008 (whether voluntary, involuntary or upon occurrence of a change in control).

		Value of Compensation and Benefits
	Fiscal Year 2008	in the Event of Termination of Employment as of March 31, 2008
	Total Compensation	Voluntary	Involuntary	Termination Upon Occurrence
Stephen S. Schwartz	and Benefits	Termination	Termination	of a Change in Control
Annual Base Salary	$436,538	—	$900,000	$900,000
Performance-Based Cash Bonus	$224,483	—	$1,355,489	$1,355,489
Stock Option Grants	$97,125	—	$—	$—
Stock Awards	$388,739	—	$623,126	$1,157,723
Benefits/Other	$24,710	—	$21,042	$21,042
Total:	$1,171,595	$0	$2,899,657	$3,434,254
     As noted below under “Employment Agreements,” Dr. Schwartz would be entitled to specified compensation or benefits upon involuntary termination of his employment (other than for cause), including where such termination occurs under certain circumstances upon the occurrence of a change in control. Dr. Schwartz would not be entitled to specified compensation or benefits upon voluntary termination of his employment or termination by the company for cause.
     For further details, including explanatory footnotes, refer to the discussions below regarding Dr. Schwartz under “Summary Compensation Table,” “Employment, Severance and Change of Control Agreements,” and “Potential Payments upon Termination or Change of Control.”
Other Equity Programs
     Our executives are also eligible to participate in our Employee Stock Purchase Plan, on the same terms and conditions as other employees. Under this plan, our executives may use payroll deductions to purchase our Common Stock at specified semi-annual purchase dates, at a discount to the market price on such dates. The number of shares that may be purchased during any year is capped by applicable laws and the terms of the plan.

Other Benefits
     Our executives may also participate in our Executive Deferred Compensation Plan, which we adopted in 2004 (but which has not been submitted for approval by our shareholders). For further details regarding these agreements, refer to “Nonqualified Deferred Compensation,” below.
     Our executives may also participate in our Long-Term Incentive Compensation Plan (“LTIP”), which was adopted in 1998 and approved by our shareholders. Our LTIP will expire on the date that is five years after the final award of units but no later than March 31, 2013. No current executives participate in the plan; we do not currently anticipate renewing that plan in its current form.
     We did not award additional benefits or compensation to our executives for our fiscal year 2008. However, as company employees, they were and remain eligible to participate in company benefit programs available to all our employees (such as group medical, life and disability insurance, matching programs under the company’s tax-qualified 401(k) Plan, time-based service awards, employee stock purchase plan programs (discussed above), and programs to encourage the development of proprietary and patentable intellectual property). Under the 401(k) Plan, our company may make a discretionary matching contribution of up to 50 percent of an employee’s salary contribution (capped at six percent of an employee’s contribution during any pay period, and three percent of an employee’s annual base salary and incentive cash bonus). Benefits, eligibility and participation for our executives were subject to the same terms and conditions as for all other company employees. The company’s 401(k) matching contributions to our executives are shown in the “All Other Contribution” column in the Summary Compensation Table, below.
Change In Control Agreements
     Each of our executives has entered agreements with the company providing certain compensation and benefits in the event the executive’s employment is terminated by Asyst without cause, or the executive resigns for good reason as defined in the agreement, within the two-year period following a change in control of our company. The compensation and benefits may include the executive’s base salary, annual or discretionary bonus, unused vacation, unreimbursed business expenses, deferred compensation, and other compensation and benefits accrued or earned through the date of termination of his employment. In addition, the executive may also receive under the agreement: (a) compensation equal to two times the sum of (x) the executive’s annual base salary and (y) the average of the executive’s annual bonuses paid for the three years prior to such termination; (b) continuing coverage for two years under life, disability, accident and health benefit programs covering senior executives; and (c) immediate accelerated vesting of any unvested stock options and stock awards (whether service or performance-based vesting), with up to 12 months following termination of the executive’s employment to exercise stock options (and, in addition in the case of Dr. Schwartz, 24 months following termination of his employment to exercise certain options covering 375,000 shares).
     We believe these agreements are reasonable and appropriate to ensure long-term retention of our key employees. For further details regarding these agreements, refer to “Employment, Severance and Change of Control Agreements,” and “Potential Payments upon Termination or Change of Control,” below.
Employment Agreements
     All of our executives are employees “at will,” and not for a fixed term. For further details regarding the terms of any employment commitments and related severance or change of control agreements, refer to “Employment, Severance and Change of Control Agreements,” below.
     In December 2007, the company entered an agreement providing for certain terms governing Dr. Schwartz’s employment, and benefits Dr. Schwartz could receive in the event of his termination without cause (including following a change in control of our company). For further details regarding this agreement, refer to “Employment, Severance and Change of Control Agreements,” and “Potential Payments upon Termination or Change of Control.” The Committee determined to reimburse Dr. Schwartz the amount of $15,735 for legal fees Dr. Schwartz personally incurred in conjunction with the negotiation and preparation of that employment agreement (which reimbursement amount is reflected as “Benefits/Other” in the table, above). The company did not provide any additional payments or “gross up” benefits to Dr. Schwartz in this regard.

Nonqualified Deferred Compensation
     Asyst maintains a non-qualified deferred compensation plan, the Asyst Technologies, Inc. Executive Deferred Compensation Plan (the “EDCP”), which allows our eligible employees (including our executives) to defer until a future date portions of the employee’s base salary or annual cash bonus. In particular, the EDCP Plan allows high-compensated employees (including executives) to defer for tax purposes a greater amount of compensation than permitted under a tax-qualified plan, such as our 401(k) Plan.
     The Committee periodically evaluates the EDCP for competitiveness in the marketplace; however, our executives do not currently participate in the EDCP Plan to a significant degree, and the Committee does not typically take into account benefits available to our executives under the EDCP Plan when reviewing and determining an executive’s total compensation for any particular year.
Tax Deductibility Considerations
     Section 162(m) of the Internal Revenue Code generally provides that certain compensation in excess of $1 million per year paid to executives covered by this law is not deductible by the company unless the compensation qualifies under an exception. Section 162(m) provides an exception to the deductibility limit for performance-based compensation if certain procedural requirements, including shareholder approval of the material terms of the performance goal, are satisfied. Compensation paid under our general executive cash bonus plan currently does not qualify for the exception for performance-based compensation. In addition, our executives continue to receive stock awards that provide for time-based vesting, and previously received performance-based stock awards without shareholder-approved performance conditions, which would be subject to the Section 162(m) deduction limitation. However, we believe that compensation attributed to the vesting of performance-based equity awards would qualify for an exception to the deductibility limit to the extent such awards are consistent with the performance-based vesting criteria approved by our shareholders in December 2006, in conjunction with amendments to our 2003 Equity Incentive Plan. In addition, we believe that such performance-based equity awards would also qualify for an exception to the deductibility limit to the extent shareholder approval of the relevant performance-based vesting criteria is obtained prior to vesting of shares under such awards. We intend to continue to evaluate the effects of the Code and any Treasury regulations and the advisability of qualifying its executive compensation for deductibility of such compensation. Our objective is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable.
     Section 280G and related sections of the Code sections provide that executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain limits, and that the company or its successor could lose a deduction on the amounts subject to the additional tax. We have not provided any executive officer with a commitment to gross-up or reimburse other tax amounts that the executive might pay pursuant to Section 280G of the Code.
     Section 409A of the Code also imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A. To assist in the avoidance of additional tax under Section 409A, the company intends, where practicable, to structure incentive compensation and equity awards in a manner to comply with the applicable Section 409A requirements.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee reviewed and discussed the above Compensation Discussion and Analysis (CD&A) with the company’s management. Based on the review and discussions, the Compensation Committee recommended to the company’s Board of Directors that the CD&A be included in this Proxy Statement.
Compensation Committee
Anthony E. Santelli, Chair
Stanley Grubel
Walter W. Wilson

SUMMARY COMPENSATION TABLE
     The following table summarizes compensation information for our named executive officers for our fiscal year ended March 31, 2008.

							Change in
							Pension
						Non-Equity	Value and
						Incentive	Nonqualified
						Plan	Deferred	All Other
				Stock	Option	Compen-	Compensation	Compen-
	Fiscal	Salary	Bonus	Awards	Awards	sation	Earnings	sation		Total
Name & Principal Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)(2)		($)
Stephen S. Schwartz	2008	436,538	—	388,739	97,125	224,483	—	24,710	(5)	1,171,595
Chair, Chief Executive Officer, President	2007	395,192	—	334,747	492,243	515,000	—	7,500		1,744,682

Michael A. Sicuro	2008	310,961		278,233	143,338	105,509	—	1,156		839,197
Senior Vice President, Chief Financial Officer (3)	2007	48,462	125,000 (4)	20,987	12,160	37,500	—	—		244,109

Paula C. LuPriore	2008	291,058	—	295,988	136,791	102,160	—	10,997	(6)	836,994
Senior Vice President, Automated Solutions Group	2007	270,192	—	289,353	237,741	237,188	—	12,711	(7)	1,047,185

Thomas R. Leitzke	2008	279,615	—	227,301	130,416	92,693	—	200,970	(8)	930,995
Senior Vice President, Global Operations	2007	257,308	—	168,880	192,656	228,563	—	5,835	(9)	853,242

Steve Debenham	2008	247,308	—	204,513	112,393	104,672	—	4,049	(10)	672,935
Vice President, General Counsel & Secretary	2007	237,118	—	69,380	366,331	177,060	—	4,006	(11)	853,242

(1)	These dollar amounts reflect the compensation expenses (disregarding any estimate of forfeitures related to service-based vesting) we recognized for fiscal year 2008 for financial statement reporting purposes in accordance with FAS 123R for stock awards made to the named executive officers in or before fiscal year 2008. Therefore, these amounts do not represent payments actually received by the officers.
•	The assumptions used to calculate the value of the awards are set forth in Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended March 31, 2008, filed on June 12, 2008.

•	These dollar amounts include the compensation expenses we recognized for fiscal year 2008 for the following shares under performance-based stock awards granted in May 2006, which shares were subsequently cancelled upon the determination of the Compensation Committee of our Board of Directors that the performance objective was not achieved: Dr. Schwartz, 16,762 shares; Ms. LuPriore, 5,238 shares; Mr. Leitzke, 5,048 shares; and Mr. Debenham, 3,429 shares. During fiscal year 2007, these dollar amounts included compensation expense we recognized for the following shares under performance-based stock awards granted in May 2006, which shares were subsequently cancelled upon the determination of the Compensation Committee of our Board of Directors that the performance objective was not achieved: Dr. Schwartz, 16,762 shares; Ms. LuPriore, 5,238 shares; Mr. Leitzke, 5,048 shares; and Mr. Debenham, 3,429 shares.

(2)	These dollar amounts consist of company matching contributions under our 401(k) defined contributed plan (except as indicated in notes (6) through (13), below).

(3)	Mr. Sicuro commenced his employment as our Chief Financial Officer on January 25, 2007.

(4)	Consists of a retention payment at commencement of Mr. Sicuro’s employment, which lump sum amount is re-payable to the company pro rata in the event Mr. Sicuro terminates his employment for any reason (or the company terminates Mr. Sicuro’s employment for cause) at any time prior to the third anniversary of commencement of his employment.

(5)	“All Other Compensation” of $24,710 includes: $7,500 company matching contributions under our 401(k) defined contribution plan; $1,475 in group term life insurance premiums paid; and $15,735 in legal fees incurred by Dr. Schwartz and reimbursed by the company in connection with the negotiation and preparation of an Employment Agreement entered with Dr. Schwartz in December 2007.

(6)	“All Other Compensation” of $10,997 includes: $8,002 company matching contributions under our 401(k) defined contribution plan; $1,495 in group term life insurance premiums paid; and $1,500 cash award for five (5) years of service with Asyst.

(7)	“All Other Compensation” of $12,711 includes: $7,422 company matching contributions under our 401(k) defined contribution plan; and $5,289 cash payout of accrued but unused vacation benefits (which benefits were in excess of maximum benefit accruals permitted under our paid vacation accrual program).

(8)	“All Other Compensation” of $200,970 includes: $8,140 company matching contributions under our 401(k) defined contribution plan; $2,620 in group term life insurance premiums paid; and $118,370 for overseas living expenses, a $26,500 bonus for accepting an overseas assignment, and other individual items, all related to Mr. Leitzke’s assignment to work in Japan.

(9)	“All Other Compensation” of $5,835 includes: $2,397 group term life insurance premiums paid and $3,438 company matching contributions under our 401(k) defined contribution plan.

(10)	“All Other Compensation” of $4,049 includes: $799 group term life insurance premiums paid and $3,250 company matching contributions under our 401(k) defined contribution plan.

(11)	“All Other Compensation” of $4,006 includes: $569 group term life insurance premiums paid; $3,438 company matching contributions under our 401(k) defined contribution plan; and $200 reimbursement for health club dues.

GRANTS OF PLAN-BASED AWARDS — FISCAL YEAR 2008
     The following table shows all plan-based awards that Asyst granted to the named executive officers during fiscal year 2008. These awards are also reported in the Outstanding Equity Awards table.

							All Other	All Other
							Stock	Option		Grant
			Estimated		Estimated		Awards:	Awards:	Exercise	Date Fair
			Future Payouts		Future Payouts		Number of	Number of	or Base	Value of
			Under Non-Equity		Under Equity		Shares of	Securities	Price of	Stock and
		Committee	Incentive Plan		Incentive Plan		Stock or	Underlying	Option	Option
	Grant	Action	Awards (1)		Awards		Units	Options	Awards	Awards
	Date	Date	Target ($)	Maximum ($)	Target (#)	Maximum (#)	(#)	(#)	($/Sh)	($)(2)
Stephen S. Schwartz			562,500	1,125,000				—	—
Time-based(3)	5/31/2007	5/16/2007					49,179			353,105
Performance-based(4)	5/31/2007	5/16/2007			47,732	76,371				548,344
Performance-based(4)	5/31/2007	5/16/2007			47,732	76,371				548,344

Michael A. Sicuro			236,250	472,500				—	—
Time-based(3)	5/31/2007	5/16/2007					15,300			109,854
Performance-based(4)	5/31/2007	5/16/2007			14,850	23,760				170,597
Performance-based(4)	5/31/2007	5/16/2007			14,850	23,760				170,597

Paula C. LuPriore			228,750	457,500
Time-based(3)	5/31/2007	5/16/2007					14,814			106,365
Performance-based(4)	5/31/2007	5/16/2007			14,379	23,006				165,183
Performance-based(4)	5/31/2007	5/16/2007			14,379	23,006				165,183

Thomas R. Leitzke			213,750	427,500				—	—
Time-based(3)	5/31/2007	5/16/2007					13,843			99,393
Performance-based(4)	5/31/2007	5/16/2007			13,436	21,497				154,348
Performance-based(4)	5/31/2007	5/16/2007			13,436	21,497				154,348

Steve Debenham			187,500	375,000				—	—
Time-based(3)	5/31/2007	5/16/2007					12,143			87,187
Performance-based(4)	5/31/2007	5/16/2007			11,786	18,857				135,393
Performance-based(4)	5/31/2007	5/16/2007			11,786	18,857				135,393

(1)	Amounts shown are the targeted and maximum cash incentive compensation award potential for each named executive officer under the executive bonus plan for our fiscal year 2008, as described above in “Executive Compensation — Compensation Discussion and Analysis — Fiscal Year 2008 Executive Compensation Components.” There are no threshold payout amounts. Actual amounts earned by the named executive officers for fiscal year 2008 are reported, above, in the Summary Compensation Table, under the column entitled “Non-Equity Incentive Plan Compensation,” and are also discussed above in the Compensation Discussion and Analysis.

(2)	The Grant Date Fair Value for service-based stock awards shown in this column is the product of the number of shares of Common Stock subject to the award, multiplied by the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted for the Grant Date on the NASDAQ Global Market. The Grant Date Fair Value for performance-based stock awards shown in this column was determined in the same manner. No deduction was assumed to reflect potential forfeiture due to termination of employment, the uncertainty of achievement of the performance measure, or the eventual vesting of shares subject to the service-based or performance-based stock awards or option grants.

(3)	One-third of the shares subject to this restricted stock unit award will vest on each of May 31, 2008, May 31, 2009 and May 31, 2010, assuming the recipient’s continuous employment with the company as of each vesting date.

(4)	These awards are performance rights to receive the indicated shares in the event the company achieves certain net income, revenue, margin and other operating targets established by the Board of Directors. Actual shares earned will range from 0% to 100% pursuant to a designated formula, with 31.25% of the indicated shares being earned for baseline performance; 62.5% for target performance; and 100% for “stretch” performance. Any stock earned will be subject to a mandatory deferral of issuance and distribution until May 31, 2010 (regardless of the earlier date on which they vest). Vesting of shares will be subject to the recipient’s continuous employment with the company. The target number of shares shown is approximately 62.5% of the maximum number of shares subject to the awards represented above (service and performance-based). In the event the company terminates an executive’s employment at any time for any reason (other than for “cause,” which shall include, when committed in the course of one’s employment duties or functions, fraud, willful misconduct, gross negligence or breach of or failure to perform a material obligation or duty to or policy or term of employment of the company) any shares subject to the “hold” that have otherwise vested as of the earlier employment termination date shall be immediately accelerated and issued to the executive. However, in the event prior to the expiration of the hold period the company terminates an executive for cause, or the executive voluntarily terminates his or her employment, any shares that have otherwise vested under the award shall be deemed forfeited. There are no threshold payout amounts under the awards.

EMPLOYMENT, SEVERANCE AND CHANGE IN CONTROL AGREEMENTS
     The company entered an employment agreement with Dr. Schwartz in December 2007 providing for certain terms governing Dr. Schwartz’s employment, and benefits Dr. Schwartz could receive in the event of his termination (including following a change in control of our company).
     Under the Employment Agreement, Dr. Schwartz will be entitled to certain compensation and benefits in the event his employment is terminated by Asyst without cause, upon his death or determination of disability, or if he resigns for good reason as defined in the agreement, at any time during its term. Additional benefits available to Dr. Schwartz under the Employment Agreement in the context of a change in control of our company are described below. Cause is generally defined by reference to events of criminal, willful or grossly negligent misconduct. Good Reason is generally defined to mean, without Dr. Schwartz’s prior written consent: removal from his position as our Chief Executive, assignment of duties incompatible with that position, failure to maintain the current position and its reporting relationship, or a substantial diminution in the nature of authority or responsibilities; reduction in then-current base salary or in the bonus or incentive compensation opportunities or benefits coverage, except pursuant to an across-the-board reduction similarly affecting all senior executives of Asyst; or termination of Dr. Schwartz’s employment, for any reason other than cause, death, disability or voluntary termination; relocation of the executive’s principal place of business to a location more than 30 miles from the location at the date of the agreement; or Asyst’s failure to pay Dr. Schwartz any material amounts otherwise vested and due him hereunder or under any plan, program or policy of Asyst. Dr. Schwartz would not be entitled to specified compensation or benefits upon voluntary termination of his employment.
     The Employment Agreement currently will terminate on March 31, 2010; however, the company’s failure to offer to extend the term of the Employment Agreement shall constitute termination of Dr. Schwartz’s employment without cause.
     The compensation and benefits to Dr. Schwartz upon such termination include his annual base salary, annual or discretionary bonus, unused vacation, unreimbursed business expenses, deferred compensation, and other compensation and benefits accrued or earned through the date of termination of his employment. In addition, Dr. Schwartz also receives under the agreement: (a) compensation equaling his annual bonus for the fiscal year in which the termination occurs, pro rated through the date of termination (and assuming 100 percent achievement of both individual and corporate performance targets and objectives for purposes of calculation); (b) compensation equal to two times the sum of (x) Dr. Schwartz’s annual base salary and (y) the average of Dr. Schwartz’s annual bonuses actually paid during the three years prior to such termination; (c) continuing coverage for two years under life, disability, accident and health benefit programs then in-effect for Dr. Schwartz; and (d) immediate accelerated vesting of any unvested service-based options and stock awards, with up to 12 months following termination of Dr. Schwartz’s employment to exercise stock options. In the event such termination occurs within the two-year period following a change in control of our company, the Employment Agreement also provides that Dr. Schwartz will additionally receive immediate accelerated vesting of any unvested performance-based options and stock awards, with up to 12 months following termination of Dr. Schwartz’s employment to exercise stock options. Under the Employment Agreement, Dr. Schwartz agrees to certain restrictions on his ability to compete with our company and/or solicit our employees, and to provide continuing services to the company as a consultant for the 12-month period following his termination.
     The specific events constituting a change in control under the Employment Agreement are described below, under “Potential Payments upon Termination or Change in Control.”
     Under the Employment Agreement, our Board of Directors has agreed to use its best efforts to cause Dr. Schwartz’ election and re-election during the term of the Employment Agreement as a member of the Board and as its Chair. However, Dr. Schwartz’s failure to be elected, or re-elected to our Board or as its Chair, will not constitute Good Reason under the Employment Agreement or entitle Dr. Schwartz to specific compensation or benefits.
     Asyst entered into an employment agreement in January 2007 with Mr. Sicuro under which he is employed on an at-will basis at an annual base salary of $300,000 and, as discussed below, is eligible to receive certain equity awards in conjunction with his continuing employment. Mr. Sicuro was also eligible to participate in Asyst’s annual bonus plan for the fiscal year ending March 31, 2008 with a target bonus of 75 percent of his annual base salary. Mr. Sicuro also received a lump-sum payment of $125,000; provided, however, that if his employment is terminated under specified circumstances at any time during the first three years of his employment, he will be obligated to return a proportionate amount of that sum to Asyst less amounts previously withheld for taxes. Under the employment agreement, Asyst agreed to award Mr. Sicuro (i) an option to purchase 150,000 shares of its Common Stock and (ii) 105,000 shares of restricted Common Stock. The option and shares vest over a three-year period. If our company terminates Mr. Sicuro’s employment other than for cause, as defined pursuant to the agreement, during the first three years of Mr. Sicuro’s employment, he will be entitled to an additional 12 months of vesting under these awards. Pursuant to the employment agreement, Mr. Sicuro was also offered an indemnification agreement comparable to that currently in-effect for Asyst’s other officers, and a change in control agreement described below. In May 2007, the Compensation Committee set Mr. Sicuro’s base salary at $315,000 and target bonus at 75 percent of base salary. In May 2008, the Committee determined to continue Mr. Sicuro’s base salary and target bonus at then-current levels without adjustment.
     In October 2002, we entered into an at-will employment letter agreement with Ms. LuPriore to join Asyst as its Vice President & General Manager for Connectivity Solutions. Under the terms of the agreement, Ms. LuPriore receives an annual base salary and an annual management target bonus (depending upon company and individual performance objectives achieved). The agreement also provided that Ms. LuPriore would receive a guaranteed bonus of not less than $70,000 during each of her first three (3) years of employment. The agreement also provided for an option award to Ms. LuPriore to purchase 50,000 shares of our Common Stock — 1/42 of which award vests and becomes exercisable per month, commencing as of the seventh month following the date of commencement of his employment — and a further option to purchase 40,000 shares of Common Stock to be awarded in the ensuing Fiscal Year 2004. Ms. LuPriore also received relocation and transition assistance under the terms of her employment agreement. Ms. LuPriore is also eligible under the agreement to participate in all employee welfare and benefit plans normally offered to other senior executives of Asyst. Ms. LuPriore was also offered an indemnification agreement comparable to that currently in-effect for Asyst’s other officers, and a change in control agreement described below. In January 2007, Ms. LuPriore was designated our Senior Vice President, Automated Solutions Group. In May 2007, the Compensation Committee set Ms. LuPriore’s base salary at $305,000 and target bonus at 75 percent of base salary. In May 2008, the Committee determined to continue Ms. LuPriore’s base salary and target bonus at then-current levels without adjustment.
     In June 2004, we entered into an at-will employment letter agreement with Mr. Leitzke to join Asyst as its Vice President, Manufacturing Operations. Under the terms of the agreement, Mr. Leitzke receives an annual base salary and an annual management target bonus (depending upon company and individual performance objectives achieved). The agreement also provided for an option award to Mr. Leitzke to purchase 50,000 shares of our Common Stock — one-third of which award vested and became exercisable on each of the first three anniversaries of the grant date. Mr. Leitzke is also eligible under the agreement to participate in all employee welfare and benefit plans normally offered to other senior executives of Asyst. Mr. Leitzke was also offered an indemnification agreement comparable to that currently in-effect for Asyst’s other officers, and a change in control agreement described below. In January, 2007, Mr. Leitzke was designated our Senior Vice President, Global Operations. In May 2007, the Compensation Committee set Mr. Leitzke’s base salary at $285,000 and target bonus at 75 percent of base salary. In May 2008, the Committee determined to continue Mr. Leitzke’s base salary and target bonus at then-current levels without adjustment.
     In August 2003, we entered into an at-will employment letter agreement with Mr. Debenham to join Asyst as its Vice President, General Counsel and Secretary. Under the terms of the agreement, Mr. Debenham receives an annual base salary and an annual management target bonus (depending upon company and individual performance objectives achieved). The agreement also provided for an option award to Mr. Debenham to purchase 100,000 shares of our Common Stock — 1/42 of which award vests and becomes exercisable per month, commencing as of the seventh month following the date of commencement of his employment. Mr. Debenham is also eligible under the agreement to participate in all employee welfare and benefit plans normally offered to other senior executives of Asyst. Mr. Debenham was also offered an indemnification agreement comparable to that currently in-effect for Asyst’s other officers, and a change in control agreement described below. In May 2007, the Compensation Committee set Mr. Debenham’s base salary at $250,000 and target bonus at 75 percent of base salary. In May 2008, the Committee determined to continue Mr. Debenham’s base salary and target bonus at then-current levels without adjustment.
     Please refer to “Compensation Discussion and Analysis,” above, for a discussion of the achievement of the named executive officers of performance targets under the company’s incentive compensation programs during our fiscal year 2008.
     We have also entered into change of control agreements with our named executive officers, discussed below under “Potential Payments upon Termination or Change in Control.”

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2008
     The following table shows all outstanding equity awards held by the named executive officers as of March 31, 2008 (the end of fiscal year 2008):

Option Awards	Stock Awards
Equity
Incentive
Plan
Awards:
Equity	Equity	Market
Incentive	Incentive	or Payout
Plan	Plan	Value of
Awards:	Market	Awards:	Unearned
Number of	Number of	Number of	Number of	Value of	Number of	Shares,
Securities	Securities	Securities	Shares or	Shares or	Unearned	Units or
Underlying	Underlying	Underlying	Units of	Units of	Shares, Units or	Other
Unexercised	Unexercised	Unexercised	Option	Stock That	Stock That	Other	Rights
Options	Options	Unearned	Exercise	Option	Have	Have Not	Rights That	That Have
(#)	(#)	Options	Price	Expiration	Not Vested	Vested	Have Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)	($)(1)
Stephen S. Schwartz	18,358	19.0625	1/24/2011	6,666	(2)	23,331	20,000	(3)	70,000
206,642	19.0625	1/24/2011	10,000	(2)	35,000	33,524	(4)	117,334
150,000	19.0625	1/23/2011	33,524	(5)	117,334	25,143	(6)	88,001
75,000	9.81	9/17/2011	49,179	(7)	172,127	76,371	(8)	267,299
30,000	5.05	4/1/2013	76,371	(8)	267,299
100,000	8.44	3/25/2014
33,334	16,666	(9)	3.95	5/16/2011
125,000	5.05	4/1/2013
125,000	5.05	4/1/2013
37,500	14.91	4/11/2012
37,500	15.75	4/11/2012
50,000	(10)	3.95	5/16/2011

Michael A. Sicuro	50,000	100,000	(11)	—	7.06	2/28/2013	70,000	(12)	245,000	23,760	(8)	83,160
15,300	(7)	53,550	23,760	(8)	83,160

Paula C. LuPriore	50,000	6.12	11/7/2012	2,500	(2)	8,750	7,500	(3)	26,250
1,500	5.98	2/7/2013	20,000	(13)	70,000	10,476	(4)	36,666
15,000	3.75	4/11/2013	10,476	(5)	36,666	7,857	(6)	27,500
25,000	5.05	3/8/2014	14,814	(7)	51,849	23,006	(8)	80,521
15,000	10.11	5/28/2014	23,006	(8)	80,521
13,334	6,666	(9)	3.95	5/16/2011
50,000	25,000	(14)	—	9.57	2/15/2012

Thomas R. Leitzke	50,000	4.56	8/31/2010	2,500	(2)	8,750	7,500	(3)	26,250
1,000	4.75	8/20/2010	13,333	(13)	46,666	10,095	(4)	35,333
13,334	6,666	(9)	3.95	5/16/2011	10,095	(5)	35,333	7,571	(6)	26,499
40,000	20,000	(14)	9.57	2/15/2012	13,843	(7)	48,451	21,497	(8)	75,240
21,497	(8)	75,240

Steve Debenham	29,520	13.55	9/26/2013	1,666	(2)	5,831	5,000	(3)	17,500
70,480	13.55	9/26/2013	4,166	(2)	14,581	6,857	(4)	24,000
50,000	8.44	3/25/2014	6,857	(5)	24,000	5,143	(6)	18,001
6,667	3,333	(9)	3.95	5/16/2011	33,333	(15)	116,666	18,857	(8)	66,000
25,000	4.13	5/27/2011	12,143	(7)	42,501	18,857	(8)	66,000

(1)	This value is based on the closing price of our Common Stock on the Nasdaq Global Market on March 31, 2008, which was $3.50 per share, multiplied by the number of shares indicated. No deduction was assumed to reflect potential forfeiture due to termination of employment, the uncertainty of achievement of the performance measure or the eventual vesting of shares subject to the service-based or performance-based stock awards.

(2)	These restricted shares were awarded on May 16, 2005. They will vest on May 16, 2008.

(3)	These restricted shares were awarded on May 16, 2005. 0 percent, 50 percent, or 100 percent of these shares will vest, depending on the appreciation in Asyst’s market capitalization as of May 16, 2008, relative to an identified group of semiconductor capital equipment companies considered to be comparable to Asyst. However, since the fiscal year-end, (i) the Compensation Committee of our Board of Directors canceled 50 percent of these shares upon a determination that the performance objective necessary for full vesting had not been fully met, and (ii) the remaining 50 percent of those shares vested because that performance objective had been partially met.

(4)	These restricted stock units were awarded on May 22, 2006. One-half of these units vest on each of May 15, 2008 and May 22, 2009, as follows: (a) 100 percent of the units eligible to vest on any such date shall vest if during the period from the award date through such date Asyst’s market capitalization has appreciated relative to the top one-third of an identified group of semiconductor capital equipment companies considered to be comparable to Asyst, (b) 50 percent of the units eligible to vest on any such date shall vest if during the period from the award date through such date that market capitalization has appreciated relative to the middle one-third of that group, and (c) none of the units eligible to vest on such date shall vest if during the period from the award date through such date that market capitalization has appreciated relative to the remainder of that group. The measurement of comparable market capitalizations is to be made for the period April 1, 2006 through the March 31 preceding each vest date. However, since the fiscal year-end, the Compensation Committee of our Board of Directors cancelled the one-half of these units which otherwise would have vested on May 15, 2008, upon a determination that the performance measure necessary for vesting had not been met.

(5)	These restricted stock units were awarded on May 22, 2006. One-half of these units will vest on each of May 15, 2008 and May 22, 2009.

(6)	These restricted stock units were awarded on May 22, 2006. These units will vest on or after the first anniversary of the grant date, and no later than the third anniversary of the grant date, if at any time after the grant date and before that third anniversary the market price of our Common Stock equal or exceeds $15.00 per share for at least ten consecutive trading days.

(7)	These restricted stock units were awarded on May 31, 2007. One-third of these units vest on each of May 31, 2008, May 31, 2009, and May 31, 2010.

(8)	These awards are performance rights to receive the indicated shares in the event the company achieves certain net income, revenue, margin and other operating targets established by the Board of Directors. Actual shares earned will range from 0% to 100% pursuant to a designated formula, with 31.25% of the indicated shares being earned for baseline performance; 62.5% for target performance; and 100% for “stretch” performance. Any stock earned will be subject to a mandatory deferral of issuance and distribution until May 31, 2010 (regardless of the earlier date on which they vest). Vesting of shares will be subject to the recipient’s continuous employment with the company.

(9)	The option to purchase these shares was granted on May 16, 2005. This option will become exercisable on May 16, 2008.

(10)	The option to purchase these shares was granted on May 16, 2005. This option will become exercisable on the date that the closing price of our Common Stock equals or exceeds $15.00 per share for each of ten consecutive trading days.

(11)	The option to purchase these shares was granted on February 28, 2007. It will become exercisable with respect to (i) one-half these shares on February 28, 2009, and (iii) the remaining one-half of these shares on February 28, 2010.

(12)	These restricted shares were awarded on February 28, 2007. One-half of these shares will vest on each of February 28, 2009 and February 28, 2010.

(13)	These restricted shares were awarded on April 3, 2006. These shares will vest on April 3, 2009.

(14)	The option to purchase these shares was granted on February 15, 2006. This option will become exercisable on February 15, 2009.

(15)	These restricted stock units were awarded on February 28, 2007. One-half of these units will vest on February 28, 2009 and the other half will vest on February 28, 2010.

OPTION EXERCISES AND STOCK VESTED — FISCAL YEAR 2008
     The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by each named executive officer in fiscal year 2008.

	Option Awards
	Number of Shares	Value	Stock Awards
	Acquired on	Realized on	Number of Shares	Value Realized
	Exercise	Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Stephen S. Schwartz	—	—	33,429	224,455
Michael A. Sicuro	—	—	35,000	130,900
Paula C. LuPriore	—	—	27,738	121,372
Thomas R. Leitzke	—	—	20,881	99,202
Steve Debenham	—	—	25,930	125,053

(1)	Value realized on exercise is shown as the difference between the market price of our Common Stock at the date of exercise less the exercise price per share exercised, multiplied by the number of shares exercised (whether any securities were sold).

(2)	Value realized on vesting is shown as the market price of our Common Stock at the vesting date, multiplied by the number of shares vesting (whether any securities were sold).
NONQUALIFIED DEFERRED COMPENSATION
     Under Asyst’s Executive Deferred Compensation Plan, certain Asyst directors and key executives are eligible to defer receipt of (i) up to 75 percent of their director fees or base salary and (ii) up to 100 percent of their bonuses and commissions.
     Asyst deposits all deferral amounts into a trust established with a third-party trustee to hold the assets of the plan. Benefits under the plan represent an unfunded, unsecured promise by Asyst to pay those benefits when due and, if Asyst were to become insolvent, participants would have no greater right to the trust assets than general creditors. Plan assets in the trust remain the property of Asyst until made available to participants, and those assets can only be used to pay benefits under the plan, pay Asyst’s general creditors, and pay the expenses of administering the plan and the trust.
     Participants’ deferrals are fully vested at all times, and participants are allowed to direct investment of their plan accounts in investment alternatives selected by the plan administrator. Each account is valued as of the last day of each calendar quarter, and incremental earnings or losses are then allocated to that account.
     If a participant retires from Asyst, distributions from the plan must begin no later than earlier of (i) January of the year the participant reaches age 70 or (ii) the tenth January after that retirement. In the event of a participant’s death or termination of service with Asyst, distributions from the plan must begin as soon as administratively feasible. Under certain circumstances, distributions may also be made to the participant while he or she is still in service with Asyst.

     The following table contains information related to the listed individuals’ accounts in the plan.

	Executive	Registrant	Aggregate		Aggregate	Aggregate
	Contributions in	Contributions in	Earnings		Withdrawals/	Balance
	Last FY	Last FY	in Last FY		Distributions	at Last FY-End
Name	($)(1)	($)	($)		($)	($)(2)
Stephen S. Schwartz	—	—	—		—	—
Michael A. Sicuro	—	—	—		—	—
Paula C. LuPriore	—	—	—		—	—
Thomas R. Leitzke	116,396	0	(11,031	)(1)	0	105,365
Steve Debenham	—	—	—		—	—

(1)	This amount represents an annual return of approximately -9.05 percent on the amount then-invested in Mr. Leitzke’s account.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
     We have entered into an Employment Agreement with Dr. Schwartz in December 2007 and Change in Control Agreements with each of our other named executive officers in February 2008. The Employment Agreement with Dr. Schwartz and Change in Control Agreements with each of our other named executive officers replaced and superseded then-existing agreements providing certain compensation and benefits to each of our named executive officers in the event his or her employment is terminated following a change in control of our company. The benefits available to Dr. Schwartz under the Employment Agreement in the event his employment is terminated by Asyst without cause, upon his death or determination of disability, or if he resigns for good reason as defined in the agreement, are described above under “Employment, Severance and Change in Control Agreements.”
     Terms of Our Change in Control Agreement with Each of Our Named Executive Officers
     Under each agreement, the named executive officers (including Dr. Schwartz, under the Employment Agreement) will be entitled to certain compensation and benefits in the event his or her employment is terminated by Asyst without cause or the officer resigns for good reason as defined in the agreement, within the two-year period following a change in control of our company.
     Cause and Good Reason with respect to Dr. Schwartz’s Employment Agreement are identified above. With respect to the other named executive officers, Cause is generally defined in their respective change in control agreements by reference to events of criminal, willful or grossly negligent misconduct. Good reason is generally defined to mean, without the executive’s prior written consent: assignment of duties incompatible with the current position, failure to maintain the current position and its reporting relationship, or a substantial diminution in the nature of authority or responsibilities; reduction in then-current base salary or in the bonus or incentive compensation opportunities or benefits coverage, except pursuant to an across-the-board reduction similarly affecting all senior executives of Asyst; termination of the executive’s employment, for any reason other than cause, death, disability or voluntary termination, within two years following a change in control; within two years following a change in control, relocation of the executive’s principal place of business to a location more than 30 miles from the location at the date of the agreement; or Asyst’s failure to pay the executive any material amounts otherwise vested and due him hereunder or under any plan, program or policy of Asyst.
     A change in control, within the meaning of the agreements, can include (a) acquisition by a group or individuals of 30 percent or more of Asyst’s Common Stock or voting securities, (b) change in composition of a majority of our Board within a rolling two-year period (other than by retirement or voluntary termination), or (c) a liquidation or dissolution of Asyst or a merger, consolidation, transfer or sale of all or substantially all of Asyst’s assets.
     The compensation and benefits include the executive’s annual base salary, annual or discretionary bonus, unused vacation, unreimbursed business expenses, deferred compensation, and other compensation and benefits accrued or earned through the date of termination of the executive’s employment. In addition, the executive also receives under the agreement: (a) compensation equaling the executive’s annual bonus for the fiscal year in which the termination occurs, pro rated through the date of termination (and assuming 100 percent achievement of both individual and corporate performance targets and objectives for purposes of calculation); (b) compensation equal to two times the sum of (x) the executive’s annual base salary and (y) the average of the executive’s annual bonuses actually paid during the three years prior to such termination; (c) continuing coverage for two years under life, disability, accident and health benefit programs covering senior executives; and (d) immediate accelerated vesting of any unvested options and stock awards, with up to 12 months following termination of the executive’s employment to exercise stock options.

     Each agreement remains in effect for two years after it is entered into (provided a change in control has not occurred within that two-year period, in which case the agreement remains in effect for the two-year period following the change in control). In the case of all agreements, there are certain additional provisions relating to Section 409A of the Code, including an extended exercise period that will not exceed the later of (x) the 15th day of the 3rd month following the date at which, or (y) December 31 of the calendar year in which, the right to exercise such option would have otherwise expired; provided that in no event will that exercise period extend beyond the date that is one year after the termination of employment, and any payment that is “nonqualified deferred compensation” subject to Section 409A of the Code will be delayed for six months following termination of employment.
     In the event of an acquisition of Asyst or certain other corporate transactions, as defined in our 2003 Plan or 1993 Employee Stock Option Plan, any surviving or acquiring corporation may assume or continue awards outstanding under the plans or may substitute similar awards (which would then be subject to the terms and conditions described above regarding acceleration of vesting in the event of a change in control of the Company). If any surviving or acquiring corporation does not assume or continue such awards, or substitute similar awards, then with respect to awards held by participants whose service with Asyst or an affiliate has not terminated as of the effective date of the corporate transaction, the vesting of such awards (and, if applicable, the time during which such awards may be exercised) will be accelerated in full, and the awards will terminate if not exercised (if applicable) at or prior to such effective date.
     The following table shows for each current named executive officer the value of the compensation and benefits he or she would receive in the event of a termination without cause or resignation for good reason (provided such termination or resignation occurs within 24 months following a change in control that occurs during the term of the agreement).

				Assumed Realized	Assumed Realized
				Value of	Value of
	Payment for Pro Rata	Payment for 2X	24 Months of	Accelerated	Accelerated Vesting
Name	Annual Bonus	Annual Salary/Bonus	Benefits	Options(1)	of Stock Awards(1)	Total(2)
Stephen S. Schwartz	$562,500	$1,692,989	$21,042	$0	$1,157,723	$3,434,254

Michael A. Sicuro	$236,250	$773,009	$7,143	$0	$464,870	$1,481,272
Paula C. LuPriore	$228,750	$946,232	$7,831	$0	$418,723	$1,601,536
Thomas R. Leitzke	$213,750	$877,504	$26,731	$0	$424,424	$1,542,409
Steve Debenham	$187,500	$754,488	$12,794	$0	$395,077	$1,349,859

(1)	These are hypothetical realized values that assume a termination or resignation as of March 31, 2008, upon the occurrence of a change in control, in which the price realized per share of our Common Stock is assumed to be the closing market price of our stock as of that date ($3.50 per share on March 31, 2008, the last trading date in fiscal year 2008), less any applicable exercise price, based on the following outstanding options and stock awards unvested and held on that date, assuming full vesting acceleration of such unvested shares:

•	Dr. Schwartz:	66,666 shares underlying stock options having a weighted average exercise price of $3.95, and 330,778 shares under stock awards that would accelerate in the event of a termination without cause or resignation for good reason upon a change of control.

•	Mr. Sicuro:	100,000 shares underlying stock options having a weighted average exercise price of $7.06, and 132,820 shares under stock awards that would accelerate in the event of a termination without cause or resignation for good reason upon a change of control.

•	Ms. LuPriore:	31,666 shares underlying stock options having a weighted average exercise price of $8.39, and 119,635 shares under stock awards that would accelerate in the event of a termination without cause or resignation for good reason upon a change of control.

•	Mr. Leitzke:	26,666 shares underlying stock options having a weighted average exercise price of $8.17, and 107,931 shares under stock awards that would accelerate in the event of a termination without cause or resignation for good reason upon a change of control.

•	Mr. Debenham	3,333 shares underlying stock options having a weighted average exercise price of $3.95, and 112,879 shares under stock awards that would accelerate in the event of a termination without cause or resignation for good reason upon a change of control.

These dollar amounts include the imputed value of shares under performance-based stock awards granted in May 2005 and May 2006 that the Compensation Committee of our Board of Directors cancelled subsequent to March 31, 2008, on its determination that the performance objectives were not achieved: Dr. Schwartz, 26,762 shares; Ms. LuPriore, 8,988 shares; Mr. Leitzke, 8,798 shares; and Mr. Debenham, 5,929 shares.

(2)	The executives are not entitled to receive a “gross up” for any excise taxes due in respect of “excess parachute payments,” if any, as defined under federal tax laws or for other tax consequences. However, due to the manner in which the excess parachute payment excise tax formula may apply, an executive may in some circumstances receive a greater after-tax benefit if the executive’s total parachute payments are decreased by an amount derived from this formula, and the Asyst agreements provide that the total parachute payments may be reduced in that circumstance. The total number above is a pre-tax figure and does not account for the possibility that gross benefits may be reduced in individual circumstances under the formula described in this footnote.
DIRECTOR COMPENSATION
     The following summarizes our standard compensation arrangements for non-employee directors’ service on our Board and its committees. Dr. Schwartz, Chair, Chief Executive Officer and President, does not receive additional compensation for his service as a director. Non-employee directors also are reimbursed for their expenses incurred in connection with attendance at Board and committee meetings, in accordance with our reimbursement policy. In the past, non-employee directors have also been eligible to receive service awards as part of a company-wide recognition program.
     Sign-on equity award. Upon appointment to our Board, Asyst grants to each new non-employee director a sign-on equity award, on a deferred basis, of shares of our Common Stock with a value equal to $120,000 at the date of the award. The award vests over three years from the date of award, but the vested shares subject to the award cannot be issued or delivered to the director, or sold or transferred by the director, unless and until the director has ceased to be a member of our Board for any reason. Until such actual issuance and delivery of shares, the award constitutes an unfunded, unsecured promise by the company to deliver the shares as of such future date.
     Annual equity award. On April 2, 2007, each non-employee director received an annual restricted stock unit award for 15,000 shares of our Common Stock, vesting in equal monthly increments through March 31, 2008, assuming continuous Board service through that date, with a mandatory deferral of delivery of all vested shares and restriction on the sale of vested shares until March 31, 2010. On April 3, 2008, each non-employee director received an annual restricted stock unit award for 15,000 shares of our Common Stock, vesting in equal monthly increments through March 31, 2009, assuming continuous Board service through that date, with a mandatory deferral of delivery of all vested shares and restriction on the sale of vested shares until March 31, 2011. Delivery of shares vested under each such award will be accelerated as of the earlier date a director ceases to be a member of our Board for any reason. However, until such actual delivery of shares, each award constitutes an unfunded, unsecured promise by the company to deliver the shares as of such future date.
     Director cash retainer and board meeting fees. Each non-employee director receives:
•	a $35,000 annual cash retainer, or a pro-rata portion thereof, for service as a member of our Board, and

•	$2,000 for each Board meeting attended in person and $1,000 if attended telephonically.
     Committee cash retainer and committee meeting fees. Each member of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee receives:
•	a $5,000 annual cash retainer, or pro-rated portion thereof, and

•	$1,000 for each committee meeting attended in person and $500 if attended telephonically (including for service on Special Committees).

     Committee chair cash fees. The chair of the Audit Committee and, if the audit committee financial expert is not also serving as the chair of the Audit Committee, the audit committee financial expert each receives an additional annual cash retainer of $12,500, or pro-rated portion thereof. The chair of the Compensation Committee and Governance and Nominating Committee each receives an additional annual cash retainer of $7,500, or pro-rated portion thereof.
     Other fees and reimbursements. An annual cash retainer of $5,000, or pro-rated portion thereof, is paid to each non-employee director of our Board who also serves as a director of our majority-owned subsidiary, Asyst Japan Holdings Co., Inc. Directors are not paid by the hour for work performed on special projects. Instead, directors will receive $5,000 per assignment or $1,000 per day, as determined by the Board, for projects outside the United States. The non-employee director designated as “lead director” by our Board also receives an annual cash retainer of $7,500, or pro-rated portion thereof. The members of our Board also are reimbursed for their expenses incurred in connection with attendance at Board and committee meetings and special projects, in accordance with our reimbursement policy. For example, in May 2008 several members of our Board attended a director education and certification program in Los Angeles, California, sponsored by the UCLA Anderson School of Management. The attending directors were reimbursed their tuition and expenses incurred in connection with attendance at this program (in accordance with our reimbursement policy). The attending directors did not receive any additional fees or compensation in connection with attending this program.
Non-Employee Director Compensation in Fiscal Year 2008
     The table below summarizes the compensation our company paid to non-employee directors for the fiscal year ended March 31, 2008. Dr. Schwartz is a director, but he is not included in the table below because he does not receive any additional compensation for services provided as a director.

	Fees Earned or Paid		All Other
	in Cash	Stock Awards	Compensation	Total
Name	($)	($)(1)(2)	($)	($)
Stanley Grubel	97,500	163,885	—	261,385
Tsuyoshi E. Kawanishi	51,000 (3)	163,885	48,391 (3)	263,276
Robert A. McNamara	69,500	163,885	—	233,385
Anthony E. Santelli	80,000	163,885	—	243,885
William Simon	82,500	192,635	—	275,135
Walter W. Wilson	97,500	163,885	—	261,385

(1)	These dollar amounts reflect the compensation expenses (disregarding any estimate of forfeitures related to service-based vesting) recognized by our company in fiscal year 2008 for financial statement reporting purposes in accordance with FAS 123(R) for all equity awards made to the director in or before fiscal year 2008. Therefore, these amounts do not represent payments actually received by the director.
•	The assumptions used to calculate the value of these stock awards are set forth in Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended March 31, 2008, filed on June 12, 2008.

•	On April 2, 2007, Asyst granted each director a restricted stock unit award of 15,000 shares of our Common Stock. The full grant date fair value under FAS 123(R) of each of these stock awards was $104,250, based on a closing price for our Common Stock of $6.95 per share on the grant date (and disregarding any estimate of forfeitures related to service-based vesting).

(2)	As of March 31, 2008, each director had the following numbers of shares underlying unvested stock awards and unexercised stock options then-outstanding:

	Unvested Stock Awards	Unexercised Stock Options
Name	# of Shares	# of Shares
Stanley Grubel	8,666	59,500
Tsuyoshi E. Kawanishi	8,666	28,508
Robert A. McNamara	8,666	47,500
Anthony E. Santelli	8,666	39,062
William Simon	8,666	0
Walter W. Wilson	8,666	59,500

(3)	Fees earned in cash include a $5,000 annual retainer for service as a director of our majority-owned subsidiary, Asyst Japan Holdings Co., Inc. The All Other Compensation figure includes consulting fees of JPY 400,000 paid monthly for services directly to Asyst Japan Holding Co., Inc. (such consulting fees totaled US $48,391 for fiscal year 2008, based on March 31, 2008, exchange rates).
Each director, except director Kawanishi, also received in fiscal year 2008 a $5,000 payment associated with Board and committee meetings held in Tokyo, Japan in May 2007 (which payments are reflected in the “Fees Earned or Paid in Cash” column in the table, above). This payment was in addition to fees referenced above for Board and committee meetings held during such travel. Director Kawanishi did not receive this payment, as the meetings did not require travel outside of his country of residence.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information regarding the ownership of our Common Stock as of June 30, 2008, by:
•	each incumbent director and nominee for director;

•	each of our named executive officers;

•	all of our executive officers, incumbent directors, and nominees for director as a group; and

•	all those known by Asyst to be beneficial owners of more than five percent (5 percent) of our Common Stock.
     Beneficial ownership is determined in accordance with SEC rules, and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of our Common Stock subject to options currently exercisable within 60 days after June 30, 2008. These shares are not deemed outstanding for purposes of computing the percentage ownership of each other person. Holders of restricted stock units which have vested but whose issuance and distribution has been deferred do not have investment or voting power over those shares. However, if a director or officer leaves the Board or employment with our company for any reason, those vested shares would be immediately available to the former director or executive, and those shares that vest before or within 60 days after June 30, 2008, are treated as beneficially owned by that individual in the table below, but not as outstanding for computing percentage ownership of others. Footnotes identify the number of restricted stock unit shares so treated. Percentage of beneficial ownership is based on 50,470,384 shares of our Common Stock outstanding as of June 30, 2008.

	Beneficial
	Ownership(1)
	Number of	Percent of
Beneficial Owner	Shares (#)	Total
Wellington Management Company LLP(2)	7,075,500	14.02%
75 State Street Boston, MA 02109
Defiance Asset Management, LLC	3,060,604	6.06%
100 Front Street, Suite 920, West Conshohocken, PA 19428 (3)
Barclays Global Investors (Deutschland) AG	2,530,822	5.01%
Apianstrasse 6, D-85774, Unterfohring, Germany (4)

Current Named Executive Officers
Stephen S. Schwartz(5)	1,139,098	2.26%
Michael A Sicuro(6)	90,638	*
Paula C. LuPriore(7)	244,667	*
Thomas R. Leitzke(8)	167,502	*
Steve Debenham(9)	264,684	*

Current Non-Employee Directors
Stanley Grubel(10)	113,331	*
Tsuyoshi E. Kawanishi(11)	73,021	*
Robert A. McNamara(12)	110,361	*
Anthony E. Santelli(13)	114,425	*
William Simon(14)	69,732	*
Walter W. Wilson(15)	113,331	*
All current executive officers and current directors as a group (13 persons)(16)	3,093,086	6.13%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal shareholders, and Schedules 13G filed with the SEC. Schedule 13G provides information as to beneficial ownership only as of their dates of filing and, consequently, the beneficial ownership of Asyst’s principal shareholders indicated above may have changed between such dates and June 30, 2008. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, Asyst believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	In an amended Schedule 13G filed February 14, 2008, Wellington Management Company, LLP reports shared voting power over 3,853,000 shares and shared dispositive power over 7,075,500 shares, which are reportedly held of record by clients of Wellington Management Company LLP.

(3)	In a Schedule 13G filed February 13, 2008, Defiance Asset Management, LLC, Robert J. Marcin, and Steve Epstein report that each of them has shared voting and dispositive power over the shares listed in the table above.

(4)	In a Schedule 13G filed February 5, 2008, Barclays Global Investors (Deutschland) AG reports sole dispositive power over the shares listed in the table above.

(5)	Includes 955,000 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 81,968 shares represented by restricted stock units vested within 60 days after June 30, 2008.

(6)	Includes 50,000 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 19,116 shares represented by restricted stock units vested within 60 days after June 30, 2008.

(7)	Includes 176,500 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 50,562 shares represented by restricted stock units vested within 60 days after June 30, 2008.

(8)	Includes 111,000 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 39,585 shares represented by restricted stock units vested within 60 days after June 30, 2008.

(9)	Includes 185,000 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 21,027 shares represented by restricted stock units vested within 60 days after June 30, 2008.

(10)	Includes 59,500 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 35,667 shares represented by restricted stock units vested within 60 days after June 30, 2008, a number that includes 28,667 shares the issuance and distribution of which have been deferred under the terms of the award and 1,750 shares the issuance and distribution of which have been deferred by election of the recipient.

(11)	Includes 28,508 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 35,667 shares represented by restricted stock units vested within 60 days after June 30, 2008, a number that includes 28,667 shares the issuance and distribution of which have been deferred under the terms of the award.

(12)	Includes 47,500 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 35,667 shares represented by restricted stock units vested within 60 days after June 30, 2008, a number that includes 28,667 shares the issuance and distribution of which have been deferred under the terms of the award.

(13)	Includes 39,062 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 35,667 shares represented by restricted stock units vested within 60 days after June 30, 2008, a number that includes 28,667 shares the issuance and distribution of which have been deferred under the terms of the award.

(14)	Includes no shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 56,732 shares represented by restricted stock units vested within 60 days after June 30, 2008, a number that includes 28,667 shares the issuance and distribution of which have been deferred under the terms of the award.

(15)	Includes 59,500 shares subject to stock options exercisable within 60 days after June 30, 2008. Includes 35,667 shares represented by restricted stock units vested within 60 days after June 30, 2008, a number that includes 28,667 shares the issuance and distribution of which have been deferred under the terms of the awards and 7,000 shares the issuance and distribution of which have been deferred by election of the recipient.

(16)	Includes 2,208,570 shares beneficially owned by all current directors and executive officers that are subject to options exercisable within 60 days after June 30, 2008. Includes 505,771 shares represented by restricted stock units vested as of 60 days after June 30, 2008, a number that includes 308,782 shares the issuance and distribution of which have been deferred under the terms of the awards and 8,750 shares the issuance and distribution of which have been deferred by election of the recipients.
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides certain information as of our 2008 fiscal year-end, March 31, 2008, with respect to all our equity compensation plans then in effect.

Number of Securities
	Number of		Remaining Available
	Securities		for Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)(1)	(b)	(c)
Equity compensation plans approved by security holders (including 1993 Employee Stock Purchase Plan)	5,653,937 (2)	$7.05 (3)	2,159,579	(4),(5)
Equity compensation plans not approved by security holders	1,276,370 (6)	$6.19	147,987	(7)
Total	6,930,307	$6.89	2,307,566

(1)	Column (a) does not include shares of restricted stock that are deemed outstanding, but does include 1,972,325 shares underlying restricted stock unit awards outstanding as of March 31, 2008, that may be delivered in the future upon satisfaction of applicable vesting requirements and deferral arrangements. Column (a) number does not include 1993 Purchase Plan shares.

(2)	We have four equity compensation plans approved by shareholders under which awards remain outstanding: 2003 Equity Incentive Plan (2003 Plan); 1993 Employee Stock Option Plan; 1993 Non-Employee Directors’ Stock Plan; and 1993 Employee Stock Purchase Plan (1993 Purchase Plan).

(3)	This calculation does not take into account shares underlying restricted stock unit awards that may be delivered in the future upon satisfaction of applicable vesting requirements and deferral arrangements.

(4)	Of these shares, 75,322 remain available as of March 31, 2008 for purchase under our 1993 Purchase Plan, and 2,084,257 remain available as of March 31, 2008 for issuance under future awards from our 2003 Plan. The latter number does not include the indefinite number of additional shares that may become available for future award under the 2003 Plan due to cancellations of options or other expirations or forfeitures that by the terms of the applicable plan are added back to the available share reserve.

(5)	The 1993 Employee Stock Option Plan and 1993 Non-Employee Directors’ Stock Plan have expired or been terminated, and no shares remain available for issuance as future awards under those expired or terminated plans.

(6)	This total includes 959,796 shares issuable under outstanding options as of March 31, 2008, with a weighted average exercise price of $8.23, that we assumed or otherwise issued outside of our other equity compensation plans in connection with our acquisition of other companies. No additional options may be awarded under any plans or other arrangements assumed in these acquisitions.

(7)	These shares represent the number of shares available for issuance as of March 31, 2008 under future awards of stock options or restricted stock or stock unit awards from the 2001 Non-Officer Equity Plan, described below and from an equity compensation plan assumed in connection with our acquisition of another company. This number does not include the indefinite number of additional shares that may become available for future award due to cancellations of options or other expirations or forfeitures that by the terms of the applicable plan are added back to the available share reserve.
2001 Non-Officer Equity Plan
     In January 2001, our Board adopted the 2001 Non-Officer Equity Plan, and subsequently amended it in July 2001 and March 2002. The 2001 Non-Officer Equity Plan, as amended, or the 2001 Plan, has not been approved by shareholders. The 2001 Plan reserves for issuance up to 2,100,000 shares of our Common Stock pursuant to: (a) the exercise of options awarded under the 2001 Plan; (b) the award of stock bonuses under the 2001 Plan; and (c) the award of restricted stock under the 2001 Plan. The number of shares available for future awards under the 2001 Plan is subject to adjustment for any future stock dividends, splits, mergers, combinations, or other changes in capitalization as described in the 2001 Plan.
     Eligibility for Participation. Employees and consultants who are not Asyst directors or officers for Section 16 reporting purposes are eligible to receive awards under the 2001 Plan.
     Terms of Options. Nonstatutory stock options are available for award under the 2001 Plan. The exercise price of options awarded under the 2001 Plan may not be less than 85 percent of the fair market value of our Common Stock on the date of award. Payment of the exercise price may be made in cash at the time the option is exercised or, at the discretion of the Board: (a) by delivery of other Common Stock of Asyst; (b) pursuant to a deferred payment arrangement; or (c) in any other form of legal consideration acceptable to the Board. The term of a stock option under the 2001 Plan may not exceed ten years.
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
     Terms of Stock Bonuses and Purchases of Restricted Stock. The Board determines the purchase price for a restricted stock award but the purchase price may not be less than 85 percent of the fair market value of our Common Stock on the date of purchase. The Board may award stock bonuses in consideration of past services without a purchase payment. The purchase price of stock acquired pursuant to a restricted stock purchase agreement under the 2001 Plan must be paid either in cash at the time of purchase or: (a) by delivery of other Common Stock of Asyst; (b) pursuant to a deferred payment arrangement; or (c) in any other form of legal consideration acceptable to the Board. Shares of stock sold or awarded under the 2001 Plan may, but need not, be subject to a repurchase option in favor of Asyst in accordance with a vesting schedule as determined by the Board. The Board has the power to accelerate the vesting of stock acquired pursuant to a restricted stock purchase agreement under the 2001 Plan. Rights under a stock bonus or restricted stock bonus agreement may not be transferred.
     Effect of Certain Corporate Events. The 2001 Plan requires that, in the event of specified types of merger or other corporate reorganization affecting us, any surviving or acquiring corporation must either assume any stock awards outstanding under the 2001 Plan or substitute similar stock awards for those outstanding under this plan. In the event that any surviving corporation declines to assume or continue the stock awards outstanding under the 2001 Plan, or to substitute similar stock awards, then stock awards under the 2001 Plan that are held by persons then performing services as employees or as consultants for us become fully vested and exercisable, and will terminate if not exercised prior to the merger or other corporate reorganization affecting us.

Item 13 — Certain Relationships and Related Transactions, and Director Independence
      Policies and Procedures with Respect to Related-Person Transactions. The charter of the Audit Committee provides that it is our policy not to enter into related-party transactions (as defined by applicable SEC rules) unless the Committee or another independent body of our Board first reviews and approves the transaction. Current SEC rules define a related-party transaction generally to include any transaction, arrangement or relationship involving our company and in which any of the following had or will have a direct or indirect material interest and where the amount involved exceeds $120,000:
•	an executive officer, director or director nominee of our company;

•	any person who is known to be a beneficial owner of more than five percent of our Common Stock;

•	any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer, director or director nominee of our company or a beneficial owner of more than five percent of our Common Stock; and

•	any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner (or principal or similar position), or in which such person — together with any other of the foregoing persons — has a ten percent or greater beneficial ownership interest.
     Our Audit Committee reviews transactions which potentially raise related-party issues, and the Committee periodically reviews with our management its knowledge or understanding regarding the existence of such transactions. In addition, the Audit Committee is responsible for reviewing and investigating any matters pertaining to the integrity of our management — including conflicts of interest and violations of our Code of Business Conduct. Under our Code, our directors, officers and all other employees are expected to avoid any relationships and/or report any transactions or activities that would cause or appear to cause a conflict of interest. In this regard, all our employees (and our Finance employees specifically) are directed to report any such transactions to their manager, our general counsel or directly to our Audit Committee (including through its Chair).
     The company maintains a hotline that allows for confidential reporting of any such a transaction (or concerns regarding a potential transaction). A transaction raising such issues is initially assessed by our Chief Financial Officer and General Counsel, who then report their assessment of the transaction to the Audit Committee (including through its Chair). The Audit Committee may then independently assess the facts of the transaction to determine whether it raises any conflict of interest under our Code of Business Conduct or material issues affecting the independence of any of our non-employee directors.
     The information required under this item concerning Director Independence is hereby incorporated by reference from Item 10 above, under the caption “Director Independence.”
Item 14 — Principal Accountant Fees and Services
     The following is a summary of the fees and expenses billed to Asyst by PricewaterhouseCoopers LLP for professional services with respect to audit fees billed for, and other listed services rendered during, the fiscal years ended March 31, 2008, and March 31, 2007:

	March 31,	March 31,
Fee Category	2008	2007
Audit Fees	$3,814,000	$6,332,000
Audit-Related Fees	—	—
Tax Fees	142,000	349,000
All Other Fees	—	—

Total Fees	$3,956,000	$6,681,000

     Audit Fees: This category includes fees and expenses for the audit of our annual financial statements and audit of our internal control over financial reporting contained in our most recently filed Form 10-K, review of the financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, and statutory audits required by non-U.S. jurisdictions. Audit fees for the company’s fiscal year 2007 includes fees that totaled approximately $1,300,000 relating to the company’s stock option investigation and related restatement of financial statements, which services were performed during the company’s fiscal year 2007.
     Audit-Related Fees: No services in this category were rendered during fiscal years 2008 or 2007.

     Tax Fees: The services in fiscal years 2008 and 2007 for the fees and expenses disclosed under this category include tax return preparation, technical tax advice, and tax compliance.
     All Other Fees: No services in this category were rendered during fiscal years 2008 or 2007.
     The Audit Committee has currently delegated to its chair and audit committee financial expert, William Simon, the authority to pre-approve permissible services, and he reports any services so approved to the Committee at its next applicable meeting. Notwithstanding any pre-approval policies that may be implemented, all permissible advisory services relating to internal control over financial reporting are pre-approved by the Audit Committee.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
     (b) Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

2.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000

3.5	Amended and Restated Certificate of Determination of Series A Junior Participating Preferred Stock, dated July 9, 2008	DefA14A	3.5	000-22430	7/15/2008

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002

4.3	Amended and Restated Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated July 9, 2008	DefA14A	4.3	000-22430	7/15/2008

10.1*	Form of Indemnity Agreement entered into between the Company and certain directors (for agreements executed before May 11, 2007).	S-1	10.1	333-66184	7/19/1993

10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995

10.3*	Company’s 1993 Employee Stock Purchase Plan as amended by the Company’s shareholders through December 14, 2006.	14A	App. B	000-22430	11/3/2006

10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan.	S-1	10.4	333-66184	7/19/1993

10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993

10.6	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Asyst Shinko, Inc., KeyBank National Association, Citibank N.A., Silicon Valley Bank, and KeyBanc Capital Markets dated as of July 27, 2007.	10-Q	10.54	000-22430	8/7/2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.7*	Employment Agreement between the Company and Stephen S. Schwartz dated as of December 21, 2007.	10-Q	10.57	000-22430	2/1/2008

10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002

10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002

10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002

10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003

10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003

10.13*	Release Agreement between the Company and Alan Lowe, dated September 12, 2007	10-Q	10.55	000-22430	11/8/2007

10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004

10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-K	10.33	000-22430	6/10/2004

10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004

10.17*	Company’s Compensation Program for Non-employee Directors as amended April 2, 2007.	10-K	10.17	000-22430	6/12/2007

10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004

10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004

10.20*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004

10.21*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004

10.22*	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004

10.23‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005

10.24	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005

10.25*	Summary of Executive Bonus Plan (revised 2007).	10-K	10.25	000-22430	6/12/2007

10.26*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through September 18, 2007.	14A	App. A	000-22430	7/27/2007

10.27	First Amendment To Credit Agreement dated as of April 30, 2008 among Asyst Technologies, Inc., Asyst Technologies Japan Holdings Company, Inc., and Asyst Technologies Japan, Inc. as Borrowers, and Keybank National Association, Administrative Agent, Lender, Swing Line Lender and L/C Issuer and the Lenders party hereto, as Lenders.	8-K	99.1	000-22430	5/6/2008

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.28	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006

10.29‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006

10.30‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006

10.31*	Form of Stock Award Notice and Stock Award Agreement for employees (2001 Non-Officer Equity Plan).	10-Q	10.51	000-22430	8/7/2007

10.32*	Form of Stock Award Notice and Stock Award Agreement for employees (2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).	10-Q	10.52	000-22430	8/7/2007

10.33*	Form of Restricted Stock Award Agreement for non-employee directors (restricted stock units under the 2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).	10-Q	10.53	000-22430	8/7/2007

10.34	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006

10.35	First Amendment to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of October 13, 2006.	10-Q	10.43	000-22430	2/9/2007

10.36	Second Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of November 13, 2006.	10-Q	10.44	000-22430	2/9/2007

10.37	Third Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of December 29, 2006.	10-Q	10.45	000-22430	2/9/2007

10.38*	Consulting Agreement between the Company and Tsuyoshi E. Kawanishi, effective January 17, 2007.	10-K	10.39	000-22430	6/12/2007

10.39*	Form of Change in Control Agreement entered into between the Company and certain executive officers (for agreements executed after January 1, 2008).	10-Q	10.56	000-22430	2/1/2008

10.40‡	Amendment No. 6 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 23, 2006.	10-K	10.41	000-22430	6/12/2007

10.41*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-Q	10.46	000-22430	2/9/2007

10.42*	Employment Agreement between the Company and Michael A. Sicuro dated January 17, 2007.	10-K	10.43	000-22430	6/12/2007

10.43*	Form of Employee Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan).	10-K	10.44	000-22430	6/12/2007

10.44*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).	10-K	10.45	000-22430	6/12/2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.45*	Form of Employee Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).	10-K	10.46	000-22430	6/12/2007

10.46*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed before May 11, 2007).	10-K	10.47	000-22430	6/12/2007

10.47*	Form of Indemnity Agreement entered into between the Company and directors and certain executive officers (for agreements executed on or after May 11, 2007).	10-K	10.48	000-22430	6/12/2007

10.48*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers and directors (for agreements executed on or after May 1, 2007).	10-K	10.49	000-22430	6/12/2007

10.49*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed on or after May 11, 2007).	10-K	10.50	000-22430	6/12/2007

21.1	Subsidiaries of Asyst Technologies, Inc.	10-K	21.1	000-22430	6/12/2008

23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	000-22430	6/12/2008

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
By:	/s/ MICHAEL A. SICURO
Michael A. Sicuro
Chief Financial Officer

By:	/s/ AARON L. TACHIBANA
Aaron L. Tachibana
Principal Accounting Officer

Date: July 29, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

2.1‡	Share Purchase Agreement dated as of June 22, 2006, between Shinko Electric Co., Ltd., Asyst Technologies, Inc. and Asyst Japan Inc. The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.	8-K	2.1	000-22430	7/20/2006

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000

3.5	Amended and Restated Certificate of Determination of Series A Junior Participating Preferred Stock, dated July 9, 2008	DefA14A	3.5	000-22430	7/15/2008

4.1	Rights Agreement among the Company and Bank of Boston, N.A., as Rights Agent, dated June 25, 1998.	8-K	99.2	000-22430	6/29/1998

4.2	Amendment to Rights Agreement among the Company and Bank of Boston, N.A. as Rights Agent, dated November 30, 2001.	10-K	4.5	000-22430	6/28/2002

4.3	Amended and Restated Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated July 9, 2008	DefA14A	4.3	000-22430	7/15/2008

10.1*	Form of Indemnity Agreement entered into between the Company and certain directors (for agreements executed before May 11, 2007).	S-1	10.1	333-66184	7/19/1993

10.2*	Company’s 1993 Stock Option Plan and related form of stock option agreement.	S-1	10.2	333-88246	2/13/1995

10.3*	Company’s 1993 Employee Stock Purchase Plan as amended by the Company’s shareholders through December 14, 2006.	14A	App. B	000-22430	11/3/2006

10.4*	Company’s 1993 Non-Employee Directors’ Stock Option Plan.	S-1	10.4	333-66184	7/19/1993

10.5	Hewlett-Packard SMIF License Agreement dated June 6, 1984.	S-1	10.5	333-66184	7/19/1993

10.6	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Asyst Shinko, Inc., KeyBank National Association, Citibank N.A., Silicon Valley Bank, and KeyBanc Capital Markets dated as of July 27, 2007.	10-Q	10.54	000-22430	8/7/2007

10.7*	Employment Agreement between the Company and Stephen S. Schwartz dated as of December 21, 2007.	10-Q	10.57	000-22430	2/1/2008

10.8†	Share Purchase Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.38	000-22430	11/12/2002

10.9†	Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of May 24, 2002.	10-Q	10.39	000-22430	11/12/2002

10.10‡	Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, dated as of September 5, 2002.	10-Q	10.40	000-22430	11/12/2002

10.11†	Amendment No. 1 to Shareholders Agreement between Shinko Electric Co., Ltd. and Asyst Japan Inc., dated as of October 16, 2002.	10-Q	10.43	000-22430	2/11/2003

10.12‡	Patent Assignment and Cross-License and Trademark License Agreement among the Company, Entegris Cayman Ltd. And Entegris, Inc., dated as of February 11, 2003.	10-K/A	10.44	000-22430	10/29/2003

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.13*	Release Agreement between the Company and Alan Lowe, dated September 12, 2007	10-Q	10.55	000-22430	11/8/2007

10.14‡	Amendment and Modification Agreement to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective as of September 22, 2003.	10-Q	10.50	000-22430	2/10/2004

10.15*	Form of Indemnity Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-K	10.33	000-22430	6/10/2004

10.16*	Form of Agreement to Arbitrate Disputes and Claims entered into between the Company and its executive officers.	10-K	10.37	000-22430	6/10/2004

10.17*	Company’s Compensation Program for Non-employee Directors as amended April 2, 2007.	10-K	10.17	000-22430	6/12/2007

10.18*	Company’s Executive Deferred Compensation Plan.	10-K	10.39	000-22430	6/10/2004

10.19*	Employment Agreement between the Company and Stephen Debenham dated August 21, 2003.	10-K	10.40	000-22430	6/10/2004

10.20*	Forms of Stock Option Award Notice and Stock Option Award Agreement entered into between the Company and certain employees, directors, and consultants (2003 Equity Incentive Plan).	10-Q	10.50	000-22430	12/30/2004

10.21*	Certificate of Amendment to Option Grants dated August 18, 2004.	10-Q	10.52	000-22430	12/30/2004

10.22*	Company’s 2001 Non-Officer Equity Plan.	10-Q	10.53	000-22430	12/30/2004

10.23‡	Amendment No. 2 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective February 17, 2005.	10-K	10.55	000-22430	6/29/2005

10.24	Amendment No. 3 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 10, 2005.	10-K	10.56	000-22430	6/29/2005

10.25*	Summary of Executive Bonus Plan (revised 2007).	10-K	10.25	000-22430	6/12/2007

10.26*	2003 Equity Incentive Plan as amended and approved by the Registrant’s shareholders through September 18, 2007.	14A	App. A	000-22430	7/27/2007

10.27	First Amendment To Credit Agreement dated as of April 30, 2008 among Asyst Technologies, Inc., Asyst Technologies Japan Holdings Company, Inc., and Asyst Technologies Japan, Inc. as Borrowers, and Keybank National Association, Administrative Agent, Lender, Swing Line Lender and L/C Issuer and the Lenders party hereto, as Lenders.	8-K	99.1	000-22430	5/6/2008

10.28	Industrial Space Lease (Single Tenant Net) between the Company and JER Bayside, LLC dated November 29, 2005.	10-Q	10.62	000-22430	2/6/2006

10.29‡	Amendment No. 4 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective August 1, 2005.	10-K	10.37	000-22430	10/13/2006

10.30‡	Amendment No. 5 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective March 20, 2006.	10-K	10.38	000-22430	10/13/2006

10.31*	Form of Stock Award Notice and Stock Award Agreement for employees (2001 Non-Officer Equity Plan).	10-Q	10.51	000-22430	8/7/2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.32*	Form of Stock Award Notice and Stock Award Agreement for employees (2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).	10-Q	10.52	000-22430	8/7/2007

10.33*	Form of Restricted Stock Award Agreement for non-employee directors (restricted stock units under the 2003 Equity Incentive Plan) (for agreements executed on or after July 11, 2007).	10-Q	10.53	000-22430	8/7/2007

10.34	Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Banc of America Securities LLC, Keybank National Association, and Comerica Bank dated as of June 22, 2006.	10-K	10.42	000-22430	10/13/2006

10.35	First Amendment to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of October 13, 2006.	10-Q	10.43	000-22430	2/9/2007

10.36	Second Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of November 13, 2006.	10-Q	10.44	000-22430	2/9/2007

10.37	Third Amendment and Waiver to Credit Agreement among Asyst Technologies, Inc., Asyst Japan, Inc., Bank of America, N.A., Comerica Bank, Keybank National Association, Union Bank of California, N.A., and Development Bank of Japan dated as of December 29, 2006.	10-Q	10.45	000-22430	2/9/2007

10.38*	Consulting Agreement between the Company and Tsuyoshi E. Kawanishi, effective January 17, 2007.	10-K	10.39	000-22430	6/12/2007

10.39*	Form of Change in Control Agreement entered into between the Company and certain executive officers (for agreements executed after January 1, 2008).	10-Q	10.56	000-22430	2/1/2008

10.40‡	Amendment No. 6 to Manufacturing Services and Supply Agreement among the Company and Solectron Corporation and its subsidiaries and affiliates, effective June 23, 2006.	10-K	10.41	000-22430	6/12/2007

10.41*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers (for agreements executed before May 11, 2007).	10-Q	10.46	000-22430	2/9/2007

10.42*	Employment Agreement between the Company and Michael A. Sicuro dated January 17, 2007.	10-K	10.43	000-22430	6/12/2007

10.43*	Form of Employee Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan).	10-K	10.44	000-22430	6/12/2007

10.44*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).	10-K	10.45	000-22430	6/12/2007

10.45*	Form of Employee Restricted Stock Award Agreement (restricted stock awards) (2003 Equity Incentive Plan).	10-K	10.46	000-22430	6/12/2007

10.46*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed before May 11, 2007).	10-K	10.47	000-22430	6/12/2007

10.47*	Form of Indemnity Agreement entered into between the Company and directors and certain executive officers (for agreements executed on or after May 11, 2007).	10-K	10.48	000-22430	6/12/2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

10.48*	Form of Change-in-Control Agreement entered into between the Company and certain executive officers and directors (for agreements executed on or after May 1, 2007).	10-K	10.49	000-22430	6/12/2007

10.49*	Form of Non-Employee Director Restricted Stock Award Agreement (restricted stock units) (2003 Equity Incentive Plan) (for agreements executed on or after May 11, 2007).	10-K	10.50	000-22430	6/12/2007

21.1	Subsidiaries of Asyst Technologies, Inc.	10-K	21.1	000-22430	6/12/2008

23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	000-22430	6/12/2008

31.1	Certification of the Chief Executive Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(a) (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certification of the Chief Executive Officer and the Chief Financial Officer of the Registrant required by SEC Rule 13a-14(b) (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates a management contract or compensatory plan or arrangement.

†	Indicates English translation of original document.

‡	Indicates confidential treatment has been requested for portions of this document