Form 10-Q
period 2008-06-30
ASYST TECHNOLOGIES INC
filed 2008-08-07
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of August 4, 2008 was 50,596,306.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	June 30,	March 31,
	2008	2008 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,501	$95,669
Restricted cash	4,709	—
Accounts receivable, net	130,037	119,717
Inventories	29,825	39,407
Deferred income taxes	1,691	2,663
Prepaid expenses and other current assets	18,700	16,320

Total current assets	247,463	273,776
Property and equipment, net	28,225	29,452
Goodwill	92,605	98,777
Intangible assets, net	24,220	29,271
Other assets	16,237	14,377

Total assets	$408,750	$445,653

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$76,340	$36,167
Current portion of long-term debt and capital leases	8,293	7,011
Accounts payable	83,195	94,666
Accrued and other liabilities	69,120	77,303
Deferred margin	4,592	5,844

Total current liabilities	241,540	220,991
LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	70,163	112,667
Deferred tax liability	925	2,833
Other long-term liabilities	18,709	21,428

Total long-term liabilities	89,797	136,928

COMMITMENTS AND CONTINGENCIES (see Note 14)
MINORITY INTEREST	156	134

SHAREHOLDERS’ EQUITY:
Common stock, no par value:
Authorized shares — 300,000,000; Outstanding shares — 50,471,923 and 50,045,235 shares at June 30, 2008 and March 31, 2008, respectively	491,233	490,283
Accumulated deficit	(411,053)	(400,496)
Accumulated other comprehensive loss	(2,923)	(2,187)

Total shareholders’ equity	77,257	87,600

Total liabilities, minority interest and shareholders’ equity	$408,750	$445,653

(1)	The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Net sales	$100,344	$121,620
Cost of sales	74,411	81,457

Gross profit	25,933	40,163

Operating expenses:
Research and development	10,893	8,299
Selling, general and administrative	20,208	21,668
Amortization of acquired intangible assets	3,257	5,807
Restructuring and other charges	476	545

Total operating expenses	34,834	36,319

(Loss) income from operations	(8,901)	3,844

Interest and other income (expense), net:
Interest income	221	584
Interest expense	(3,016)	(2,487)
Other expense, net	(3,868)	(1,848)

Interest and other income (expense), net	(6,663)	(3,751)

(Loss) income before income taxes and minority interest	(15,564)	93
Benefit from (provision for) income taxes	5,009	(474)
Minority interest	(2)	(5)

Net loss	$(10,557)	$(386)

Basic and diluted net loss per share	$(0.21)	$(0.01)

Shares used in computing basic and diluted net loss per share	50,230	49,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,557)	$(386)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,220	7,968
Amortization of deferred financing costs	273	—
Allowance for doubtful accounts	(183)	(27)
Unrealized foreign exchange transaction losses	1,103	2,896
Minority interest in net income in consolidated subsidiary	2	5
Loss on disposal of fixed assets	16	—
Write-off of fees related to the amendment of a credit facility	906	—
Share-based compensation expense	1,454	1,619
Amortization of lease incentive payments	(156)	(156)
Deferred taxes, net	(5,834)	(2,723)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,019)	(22,103)
Inventories	7,722	(811)
Prepaid expenses and other assets	(3,143)	1,778
Accounts payable, accrued and other liabilities and deferred margin	(12,296)	3,543

Net cash used in operating activities	(31,492)	(8,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	(4,709)	—
Purchases of property and equipment	(3,143)	(1,938)

Net cash used in investing activities	(7,852)	(1,938)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from lines of credit, net	44,088	1,148
Principal payments on long-term debt and capital leases, net	(35,340)	(1,381)
Proceeds from issuance of common stock	49	415
Repurchase of common stock on net settlement of stock awards	(435)	(185)

Net cash provided by (used in) financing activities	8,362	(3)

Effect of exchange rate changes on cash and cash equivalents	(2,186)	(864)

DECREASE IN CASH AND CASH EQUIVALENTS	(33,168)	(11,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,669	99,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,501	$88,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited Condensed Consolidated Financial Statements of Asyst Technologies, Inc. and its subsidiaries (“Asyst” or the “Company”) as of June 30, 2008, and for the three months ended June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries during the three months ended June 30, 2008 considered necessary for a fair statement of the financial position and operating results for the interim periods presented have been included. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiaries, Asyst Technologies Japan Holding Co., Inc. (formerly Asyst Japan, Inc. or “AJI”). The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, impairment of goodwill and other intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the three months ended June 30, 2008 is not necessarily indicative of the results for the entire fiscal year ending March 31, 2009 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
     In September 2007, we changed the name of Asyst Shinko, Inc. to Asyst Technologies Japan, Inc. (“ATJ”). All references to ATJ in the accompanying consolidated financial statements are to our majority-owned subsidiary Asyst Technologies Japan, Inc. (formerly Asyst Shinko, Inc. or “ASI”).
     In October 2002, we purchased a 51.0 percent interest in ATJ in conjunction with a joint venture we formed with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1 percent of the outstanding capital stock and, as a result, now own 95.1 percent of ATJ. At any time, we have an option to purchase, or could be required to purchase, the remaining 4.9 percent equity of ATJ. In accordance with Emerging Issues Task Force (“EITF”) No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary,” on July 14, 2006, we accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result treated the transaction as an acquisition of the full remaining 49 percent interest of ATJ. Accordingly, we recorded a liability, equivalent to the net present value of both the 1.3 billion Japanese Yen fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of 65 million Japanese Yen and accreted the discount recorded to interest expense over the next twelve months until the first potential exercise date. The $12.3 million liability has been classified within “Accrued and other liabilities” in our Condensed Consolidated Balance Sheets.
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
     All other foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of those subsidiaries are re-measured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property and equipment that are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured translated using historical exchange rates. The resulting re-measured translation gains and losses are included in our consolidated statements of operations as incurred.

2. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us beginning in the first quarter of our fiscal year 2009. As we do not have advance payments to be used in future research and development activities at this time, we currently believe the adoption of EITF 07-3 will have no effect on our consolidated results of operations and financial condition.
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
     In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the first quarter of our fiscal year 2010. Our partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated results of operations, financial condition or cash flows. We are currently evaluating the impact, if any, for non-financial assets and liabilities that SFAS No. 157 will have on our consolidated financial statements. See Note 3, “Accounting Changes,” below for our adoption of SFAS No. 157 for financial assets and liabilities.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
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
     In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption, entities must recognize the effect of the change as a change in accounting principal. EITF 08-3 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that EITF 08-3 will have on our consolidated financial statements.
3. ACCOUNTING CHANGES
     We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) effective April 1, 2008 for financial assets and liabilities. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received upon the sale of an asset, or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. SFAS No. 157 requires us to maximize the use of observable market data, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments held in money market funds, which are included in cash and cash equivalents, at fair value. The following table summarizes the valuation of our investments and the financial instruments which were determined by using the following inputs at June 30, 2008:

	Fair Value Measurements at June 30, 2008
	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents
Money market funds	$26,250	$—	$—	$26,250

Total	$26,250	$—	$—	$26,250

     Our investments held in money market funds of $26.3 million at June 30, 2008 are classified within Level 1 of the fair value hierarchy because they are valued utilizing market observable inputs with reasonable levels of price transparency.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, we may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for us beginning April 1, 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

4. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $411.1 million, and have incurred net losses during each of the last six fiscal years. In recent years, we have funded our operations through operating cash flows and through the issuance of debt and equity securities. Cash and cash equivalents aggregated a total of $62.5 million at June 30, 2008. We expect that our ATJ subsidiary will continue to require additional funding to support its working capital requirements over the next 12 months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next 12 months.
     We have a significant amount of outstanding indebtedness:
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow against this credit facility in Japanese Yen at the Yen LIBOR rate, plus applicable margins, and incurred an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of June 30, 2008, we had borrowings outstanding of approximately $78.3 million under the credit facility (with $12.7 million in available borrowing used to support two standby letters of credit issued under the credit facilities).
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
     On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. We incurred amendment fees and other costs and expenses of approximately $0.6 million, which are being amortized as interest expense over the remaining term of the agreement. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008 and as of June 30, 2008. However, the continued downturn in our industry continues to pressure our operating results and profitability and we believe it is probable that we will need a further amendment or waiver of certain covenants as of September 30, 2008. Accordingly, we are initiating discussions with our bank regarding an amendment or waiver. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available and outstanding borrowings under the term loan or revolving credit facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and we expect to be able to structure an agreement with the banks that will provide us with adequate operating flexibility and liquidity. However there can be no assurance that we will be able to structure an agreement on such terms. As of June 30, 2008, our total available borrowing capacity under the credit agreement was $14.8 million.
     See Note 12, “Debt,” below for additional detail describing this credit agreement.
     Due to the cyclical and uncertain nature of cash flows and collections from our customers, our borrowing to fund operations or working capital could exceed the permitted total leverage ratios under the credit agreement. In addition, our covenants under the credit agreement require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; further deterioration in our results of operations, whether through protracted cyclical declines in demand, losses in market share, unexpected costs or the inability to reduce costs, or other factors could cause our trailing twelve-month EBITDA to fall below required levels. Under any such scenario, we may be required to pay down the outstanding borrowings from available cash to maintain compliance with our financial covenants. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. If we are unable to meet any such covenants, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings.
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

	Three Months Ended
	June 30,
	2008	2007
Net loss, as reported	$(10,557)	$(386)
Net change in foreign currency translation adjustment	(758)	(845)
Net change in unrealized losses on investments	(3)	8
Net change in actuarial losses and prior service cost of defined benefit plans	25	—

Comprehensive loss	$(11,293)	$(1,223)

Net Loss Per Share
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding, while diluted net income (loss) per share is computed using the sum of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares used in the computation of diluted net income (loss) per share result from the assumed exercise of stock options and restricted stock awards using the treasury stock method. For periods for which there is a net loss, the number of shares used in the computation of diluted net loss per share is the same as that used for the computation of basic net loss per share since the inclusion of dilutive securities would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	June 30,
	2008	2007
Numerator:
Net loss	$(10,557)	$(386)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	50,230	49,457

Denominator for basic net loss per share	50,230	49,457

Effect of dilutive employee stock options and restricted stock units	—	—

Denominator for diluted net loss per share	50,230	49,457

Net loss per share — basic	$(0.21)	$(0.01)
Net loss per share — diluted	$(0.21)	$(0.01)
     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	As of
	June 30,
	2008	2007
Restricted stock awards and stock units	3,383	2,691
Stock options	4,658	5,481
Convertible notes	—	5,682
ESPP	75	449

Total	8,116	14,303

6. BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
     We consider all highly liquid investments with an original or remaining maturity of three months or less to be cash equivalents. As of June 30, 2008 and March 31, 2008, the carrying value of cash equivalents approximated their current fair market value.
Restricted Cash
     One of our Japanese subsidiary credit lines requires us to maintain a compensating deposit of 500 million Japanese Yen (approximately U.S. $4.7 million at the June 30, 2008 exchange rate). The compensating deposit is classified as a current asset consistent with the payment terms of this credit line. See Note 12, “Debt,” below for additional detail describing this restriction.
     Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	June 30,	March 31,
	2008	2008
Trade receivables	$58,800	$74,488
Trade receivables-related party	—	26
Unbilled receivables	73,180	47,403
Less: Allowance for doubtful accounts	(1,943)	(2,200)

Total	$130,037	$119,717

     We estimate our allowance for doubtful accounts through a specific and non-specific reserve assessment. The specific reserve is a facts and circumstances assessment of accounts receivables outstanding past a certain date, generally 60 days from the payment term due date, and varies from 0 percent to 100 percent of the specific receivable, depending on the facts and circumstances of the particular case. The non-specific reserve is quantitatively measured through application of a reserve percentage based on the historic accounts receivable write-offs during the immediately preceding five years. Changes in circumstances (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends) may require us to further adjust our estimates of the recoverability of amounts due to us.
     We do not record interest on outstanding and overdue account receivables. All of our unbilled receivables are assets of ATJ. Payments related to unbilled receivables are expected to be received within one year from June 30, 2008 and March 31, 2008, respectively, and are therefore classified within current assets in our Condensed Consolidated Balance Sheets. We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, customary local industry practices may differ and prevail in certain countries.
     Our subsidiaries in Japan, AJI and ATJ, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three months ended June 30, 2008 and 2007, we sold approximately $4.2 million and $27.8 million, respectively, of accounts receivable without recourse, and $0.8 million and $2.5 million, respectively, with recourse. At June 30, 2008, we had approximately $1.8 million of accounts receivables with recourse secured by account receivable balances which did not meet the true sale criteria and $1.2 million of discounted note receivables with recourse classified as “Short-term loans and notes payable” in our Condensed Consolidated Balance Sheets.

     Inventories
     Inventories consisted of the following:

	June 30,	March 31,
	2008	2008
Raw materials	$10,925	$12,938
Work-in-process	16,388	23,765
Finished goods	2,512	2,704

Total	$29,825	$39,407

     At June 30, 2008 and March 31, 2008, we had a reserve of $11.3 million and $11.5 million, respectively, for estimated excess and obsolete inventory.
     We outsource, through a long-term agreement, all of our Fab Automation Product manufacturing to Flextronics International Ltd. (“Flextronics”), which acquired our original long-term contract partner Solectron Corporation in October 2007. Flextronics purchases inventory for us which may later result in our being obligated to re-purchase inventory purchased by them for our benefit if the inventory is not used over certain specified periods of time per the terms of this agreement. We did not record any revenue for any inventory transaction between us and Flextronics and we have fully reserved for any inventory buyback in excess of our demand forecast. At June 30, 2008 and March 31, 2008, total inventory held by Flextronics was $8.5 million and $9.3 million, respectively, of which $2.7 million and $2.8 million, respectively, were Asyst-owned and included in the inventory totals above. During the three months ended June 30, 2008 and 2007, we repurchased $0.6 million and $1.4 million of this inventory, respectively, that was not used by Flextronics in manufacturing our products.
     Goodwill and Intangible Assets
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the three months ended June 30, 2008 were as follows:

	Fab Automation	AMHS	Total
Balances at March 31, 2008	$3,397	$95,380	$98,777
Foreign currency translation	—	(6,172)	(6,172)

Balances at June 30, 2008	$3,397	$89,208	$92,605

     Intangible assets, net
     Intangible assets, net consisted of the following:

	June 30, 2008			March 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$88,853	$73,087	$15,766	$94,188	$75,963	$18,225
Customer base and other intangible assets	57,572	50,162	7,410	60,708	50,792	9,916
Licenses and patents	5,299	4,255	1,044	5,302	4,172	1,130

Total	$151,724	$127,504	$24,220	$160,198	$130,927	$29,271

     The change in the gross carrying amount of the intangible assets of $8.5 million related to foreign currency translation for the three months ended June 30, 2008.
     All of our identified intangible assets are subject to amortization. Amortization of intangible assets was $3.3 million and $5.8 million for the three months ended June 30, 2008 and 2007, respectively. We include amortization expense in cost of sales and operating expenses in our Condensed Consolidated Statements of Operations.
     Expected future intangible amortization expense for the remainder of fiscal year 2009 and subsequent fiscal years is as follows:

Fiscal Year ending March 31,
Remainder of 2009	$9,223
2010	7,693
2011	5,430
2012	1,832
2013	42

Total	$24,220

     Accrued and other liabilities
     Accrued and other liabilities consisted of the following:

	June 30,	March 31,
	2008	2008
Deferred tax liability	$924	$1,586
Income taxes payable	4,230	2,986
Other taxes payable	754	1,381
Warranty	11,575	12,505
Employee compensation	15,302	17,781
Customer deposits	9,113	11,072
Payable to Shinko for 4.9% share in ATJ	12,313	13,204
Other accrued expenses	14,909	16,788

Total	$69,120	$77,303

     Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual for the periods presented:

	Three Months Ended
	June 30,
	2008	2007
Beginning balance	$12,505	$11,982
Accruals	3,218	3,496
Settlements	(3,496)	(3,608)
Foreign currency translation	(652)	(401)

Ending balance	$11,575	$11,469

7. SHARE-BASED COMPENSATION
     Stock Options Plans
     We have two stock option plans: the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are granted for either six or ten year periods and become exercisable ratably, typically over a vesting period of either three or four years, or as determined by the Board of Directors.
     Under the 2001 Plan, adopted in January 2001, 2,100,000 shares of common stock are reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At June 30, 2008, 86,373 shares were available for future issuance under this plan.
     Under the 2003 Plan, as most recently amended by our shareholders in September 2007, 5,900,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options and incentive stock options, and the issuance of restricted stock to employees and certain non-employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At June 30, 2008, 711,517 shares were available for future issuance under this plan.
     A summary of stock option activity in our stock option plans as of June 30, 2008, and activity during the three months then ended, is as follows:

			Weighted-Average	Aggregate
	Total Number	Weighted-Average	Remaining	Intrinsic Value (1)
	of Shares	Exercise Price	Contractual Term	(in thousands)
Options outstanding as of March 31, 2008	4,783,836	$9.98
Granted	—
Exercised	(15,640)	3.42
Cancelled	(110,295)	11.55

Options outstanding as of June 30, 2008	4,657,901	9.96	3.65	$19

Options vested and expected to vest at June 30, 2008	4,586,532	10.03	3.65	$19

Exercisable as of June 30, 2008	4,413,304	$10.14	3.64	$19

(1)	These amounts represent the difference between the exercise price and $3.57, the closing price of Asyst stock on June 30, 2008, as reported on The NASDAQ Global Market, for all in-the-money options outstanding.

     As of June 30, 2008, there was $0.7 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock option plans. We expect to recognize the unrecognized compensation cost over a weighted-average period of 1.49 years.
     Restricted Stock Awards and Restricted Stock Units
     Information with respect to non-vested restricted stock units and awards as of June 30, 2008, and activity during the three months then ended, is as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at March 31, 2008	2,465,930	$6.58
Granted	1,595,777	3.56
Vested	(529,855)	3.47
Cancelled	(149,071)	5.74

Outstanding at June 30, 2008	3,382,781	$5.68

     As of June 30, 2008, there was $15.0 million of unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize the unrecognized compensation over a weighted average period of 2.30 years.
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
     Market Condition Awards and Options
     The market condition stock option, restricted stock and RSU awards measure our relative market performance against that of other companies. The fair value of stock option, restricted stock and RSU awards containing a market condition are based on the market price or market capitalization of our stock on the grant date modified to reflect the impact of the market condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-vesting condition. A summary of activity for the awards and options with market conditions as of June 30, 2008, and activity during the three months then ended, is presented below:

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	(Years)
Outstanding at March 31, 2008	230,666	$2.23
Awards granted	—	—
Awards vested	(27,500)	0.64
Awards cancelled	(63,406)	1.91

Outstanding at June 30, 2008	139,760	$2.69	0.89

     As of June 30, 2008, there was $0.1 million of total unrecognized compensation cost related to non-vested awards with market conditions.
     Performance Condition Awards and Options
     The performance stock options and awards measure our relative performance against pre-established targets. The fair value of stock option awards and RSUs containing a performance condition are based on the market price of our stock on the grant date. Compensation cost is adjusted for subsequent changes in the expected outcome of the performance-vesting condition until the vesting date. A summary of activity for the awards and options with performance conditions as of June 30, 2008, and activity during the three months then ended, is presented below:

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	(Years)
Outstanding at March 31, 2008	410,330	$7.18
Awards granted	597,898	3.55
Awards cancelled	—	—

Outstanding at June 30, 2008	1,008,228	$5.03	2.61

     As of June 30, 2008, there was $5.1 million of total unrecognized compensation cost related to non-vested awards with performance conditions. We do not believe as of June 30, 2008 that the achievement of these performance criteria is probable based on pre-established targets of net income and revenue and therefore did not record any expense for these awards.
     Employee Stock Purchase Plan
     Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 3,000,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, not to exceed 15 percent of an employee’s compensation, at a price not less than 85 percent of the fair market value of the stock on specified purchase dates. We issued no shares under the Plan during the three months ended June 30, 2008 and 2007. As of June 30, 2008, the number of shares purchased by employees under the Plan totaled 2,924,678.

     Share-Based Compensation Expense
     We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SAB No. 107. SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the blended volatility of our stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The expected term is determined based on historical experience and future expectations about changes to exercise and turnover patterns. The fair value of options, net of estimated forfeitures, is recognized as expense over the service period using the straight-line attribution approach. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date.
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
     The following table summarizes the components of share-based compensation expense related to all stock option awards and employee stock purchase plans for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended
	June 30,
	2008	2007
Share-based compensation expense by category:
Cost of sales	$193	$153
Research and development	188	185
Selling, general and administrative	1,073	1,281

Total share-based compensation expense	$1,454	$1,619

     During the three months ended June 30, 2008 and 2007, respectively, we did not realize any tax benefits because of our full valuation allowance in the U.S.

8. PENSION BENEFIT PLANS
     The following tables summarize the components of net periodic benefit costs for our pension plans:

	Three Months Ended
	June 30,
	2008	2007
Service cost	$348	$280
Interest cost	89	96
Expected return on plan assets	(58)	(100)

Amortization of prior service cost	—	(1)
Amortization of actuarial losses	—	5

Net periodic benefit cost	$379	$280

     Employer Contributions
     We previously disclosed in our Form 10-K for the fiscal year ended March 31, 2008 that we expected to contribute $2.2 million to the pension plans in our fiscal year 2009. During the three months ended June 30, 2008, we contributed $0.5 million to the pension plans. We currently anticipate contributing an additional $1.7 million to the pension plans, for a total of $2.2 million in fiscal year 2009.
9. INCOME TAXES

	Three Months Ended
	June 30,
	2008	2007
Benefit from (provision for) income taxes	$5,009	$(474)
     We recorded a benefit from income taxes for the three months ended June 30, 2008 of $5.0 million, which included a tax benefit of $1.2 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, $2.7 million net tax benefit recorded by ATJ and a $1.1 million net tax benefit recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     The provision for income taxes for the three months ended June 30, 2007 was $0.5 million, which included a tax benefit of $2.2 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $3.5 million tax provision recorded by ATJ and a $0.8 million net tax benefit recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     Effective April 1, 2007 at the beginning of the first quarter of fiscal year 2008, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.
     As a result of the implementation of FIN 48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with provisions of FIN 48. Additionally, we reclassified $1.3 million from current taxes payable to long-term taxes payable and reclassified $1.4 million from current taxes payable to current deferred taxes. Following adoption of FIN 48, our policy has been to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of April 1, 2007, we had accrued $0.8 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes was $0.1 million for the three months ended June 30, 2008 and not material for the three months ended June 30, 2007.
     Our total unrecognized tax benefits as of June 30, 2008 and March 31, 2008 was $9.6 million and $9.6 million, respectively, none of which is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2008 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2008 fiscal years remain subject to examination in Japan and Taiwan. Therefore, there could be a change in our FIN 48 liability in the next twelve months that we are currently unable to estimate.
     As a result of the statute of limitations expiring in foreign tax jurisdictions, we released approximately $0.6 million of liability for unrecognized tax benefits during the three months ended June 30, 2008. Over the next twelve months, we anticipate releasing $0.2 million of gross unrecognized tax benefits.
10. RESTRUCTURING CHARGES
     The following table sets forth the restructuring activities during the three months ended June 30, 2008:

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2008	$387	$154	$541
Reclassification from other long-term liability	—	65	65
Additional accruals	224	252	476
Non-cash related utilization	—	(99)	(99)
Amounts paid in cash	(367)	(162)	(529)

Foreign currency translation	(16)	(6)	(22)

Balance at June 30, 2008	$228	$204	$432

     During the three months ended June 30, 2008, we incurred restructuring charges of $0.5 million, which consisted of $0.2 million in charges for severance costs from a reduction in workforce and $0.3 million in charges for facilities-related costs. In the fourth quarter of fiscal year 2008, we implemented a new restructuring plan (“2008 Plan”) involving employee terminations and closure of certain facilities worldwide. This plan is designed to improve efficiencies across our entire organization, reduce operating expense levels, and redirect resources to product development and other critical areas. We currently do not expect to incur additional restructuring charges under the 2008 Plan during the remainder of fiscal year 2009. We expect to pay the accrual amount outstanding at June 30, 2008 during the remainder of fiscal year 2009.

     The following table sets forth the restructuring activities during the three months ended June 30, 2007:

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2007	$—	$788	$788
Additional accruals	545	—	545
Amounts paid in cash	(433)	(205)	(638)

Balance at June 30, 2007	$112	$583	$695

     We incurred restructuring charges of $0.5 million during the three months ended June 30, 2007 consisted of charges for severance costs from a minor reduction in workforce. The outstanding accrual amount at June 30, 2007 was paid in fiscal year 2008.

11. REPORTABLE SEGMENTS
     The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.
     We report the financial results of the following operating segments:
•	Automated Material Handling Systems (“AMHS”). This segment derives revenues from the sale of products and services for automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

•	Fab Automation Product. This segment derives revenues from the sale of products and services for interface products, substrate-handling robotics, Auto-ID systems, sorters, EFEMs and connectivity software.
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
     Operating segment information for the three months ended June 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended
	June 30,
	2008	2007
AMHS:
Net sales	$67,597	$76,309
Cost of Sales	57,096	55,782

Gross Profit	$10,501	$20,527

(Loss) income from operations	$(7,260)	$2,892

Fixed assets additions	$1,270	$795

Amortization and Depreciation	$4,135	$6,335

Fab Automation Products:
Net sales	$32,747	$45,311
Cost of Sales	17,315	25,675

Gross Profit	$15,432	$19,636

(Loss) income from operations	$(1,641)	$952

Fixed assets additions	$739	$483

Amortization and Depreciation	$1,358	$1,633

Consolidated:
Net sales	$100,344	$121,620
Cost of Sales	74,411	81,457

Gross Profit	$25,933	$40,163

(Loss) income from operations	$(8,901)	$3,844

Fixed assets additions	$2,009	$1,278

Amortization and Depreciation	$5,493	$7,968

     Total income (loss) from operations is equal to consolidated income (loss) from operations for the periods presented. We do not allocate “Interest and other income (expense), net” to our individual segments.
     Significant customer sales as a percentage of net sales for the three months ended June 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended
	June 30,
	2008	2007
Customer A	24.0%	18.8%
Customer B	16.8%	*
Customer C	10.1%	11.8%
Customer D	*	11.5%

*	Less than 10%
     No other customer accounted for more than 10 percent of our net sales for the three months ended June 30, 2008 and 2007.

12. DEBT
     Debt and capital leases consisted of the following:

	June 30,	March 31,
	2008	2008
Short-term loans	$73,374	$35,250

Long-term loans	78,308	119,475
Capital leases	148	203

Total debt and capital leases	78,456	119,678

Less: Current portion of long-term debt and capital leases	(8,293)	(7,011)

Long-term debt and capital leases, net of current portion	$70,163	$112,667

     At June 30, 2008, future maturities of all long-term debt and capital leases were as follows:

Fiscal Year Ending March 31,	Amount
Remainder of 2009	$4,182
2010	12,320
2011	18,552
2012	26,855
2013 and thereafter	16,547

Total	$78,456

     Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We initially elected to borrow $137.5 million of this credit facility in Yen at the Yen LIBOR rate, incurring an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of June 30, 2008, we had borrowings outstanding of approximately $78.3 million under the credit facility (with $12.7 million in available borrowing used to support two standby letters of credit issued under the credit facilities). Our pre-tax interest rate at June 30, 2008 was 5.24 percent. As of June 30, 2008, we had approximately $3.3 million of bank fees, costs and related legal and other expenses as additional interest expense which will be amortized over the remaining term of the credit facility.
     On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF No. 98-14, any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. We incurred amendment fees and other costs and expenses of approximately $0.6 million, which are being amortized as interest expense over the remaining term of the agreement. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008 and as of June 30, 2008. However, the continued downturn in our industry continues to pressure our operating results and profitability and we believe it is probable that we will need a further amendment or waiver of certain covenants as of September 30, 2008. Accordingly, we are initiating discussions with our bank regarding an amendment or waiver. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available and outstanding borrowings under the term loan or revolving credit facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and we expect to be able to structure an agreement with the banks that will provide us with adequate operating flexibility and liquidity. However there can be no assurance that we will be able to structure an agreement on such terms. As of June 30, 2008, our total available borrowing capacity under the credit agreement was $14.8 million.
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
Other Debt Financing Arrangements
     We have additional lines of credit available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of June 30, 2008 was 8.8 billion Japanese Yen (approximately U.S. $82.8 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of June 30, 2008 was 7.8 billion Japanese Yen (approximately U.S. $73.4 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit are variable based on the Tokyo Interbank Offered Rate (TIBOR) (0.67 percent at June 30, 2008), plus margins of 0.40 percent to 2.25 percent. One credit line requires a compensating deposit of 500 million Japanese Yen (approximately U.S. $4.7 million at the June 30, 2008 exchange rate). Other than this, we are not required to provide any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries.

13. RELATED-PARTY TRANSACTIONS
     Our Japan subsidiary, AJI, has certain transactions with MECS Korea in which AJI is a minority shareholder. During the first quarter of fiscal 2009, we experienced a dilution of our MECS Korea investment from 19.4 percent to 13.7 percent which resulted in a shift from the equity method to the cost method to account for this investment.
     At June 30, 2008 and March 31, 2008, respectively, significant balances with AJI and MECS Korea were as follows:

	June 30,	March 31,
	2008	2008
Accounts receivable from MECS Korea	$6	$26
Accounts payable due to MECS Korea	57	67
Accrued liabilities due to MECS Korea	5	6
     During the three months ended June 30, 2008 and 2007, respectively, sales to and purchases from AJI and MECS Korea were as follows:

	Three Months Ended
	June 30,
	2008	2007
Sales to MECS Korea	$8	$17
Purchases from MECS Korea	154	47
14. COMMITMENTS AND CONTINGENCIES
     Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At June 30, 2008, the future minimum commitments under these leases were as follows:

Fiscal Year Ending March 31,	Capital Lease	Operating Lease	Total
Remainder of 2009	$129	$4,292	$4,421
2010	9	4,021	4,030
2011	9	2,909	2,918
2012	3	2,618	2,621
2013	—	1,731	1,731

Total	150	$15,571	$15,721

Less: interest	(2)

Present value of minimum lease payments	148
Less: current portion of capital leases	(130)

Capital leases, net of current portion	$18

     Rent expense under our operating leases was approximately $1.5 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively.

Purchase Commitments
     At June 30, 2008, the total of non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $51.8 million.
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
     In parallel to the court action, the defendants sought a re-examination by the Patent and Trademark Office of the patent claims in suit. The Patent and Trademark Office issued a ruling dated July 17, 2008 which invalidated all but one of the claims of the patent in suit. If the ruling of the Patent and Trademark Office is upheld or adopted on appeal, it will narrow significantly or invalidate entirely our claims subject to the patent in suit, or separately reduce or preclude entirely damages recoverable by us in this action.
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
     In a related proceeding, the Japan Patent and Trademark Office invalidated the Patents in Suit, which Daifuku is appealing. The Court has stayed further proceedings pending a determination of an appeal of the invalidity determination. We cannot predict the outcome of these proceedings, and a further adverse ruling by the District Court, including a final judgment awarding significant damages and enjoining sales and shipments of ATJ’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future profitability.
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
     Other Matters
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third-party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of June 30, 2008.
     Indemnifications
     We, as permitted under California law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at its request in such capacity. In this regard, we have received numerous requests for indemnification by current and former officers and directors, with respect to asserted liability under the governmental inquiries and shareholder derivative actions described in the immediately preceding Legal Contingencies section. The maximum amount of potential future indemnification is unlimited; however, we have a Director and Officer Insurance Policy that we believe enables us to recover a portion of future amounts paid, subject to conditions and limitations of the polices. As a result of the insurance policy coverage, we believe the fair value of these indemnification agreements is not material.
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
     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report and our audited consolidated financial statements and related notes as filed in our Annual Report Form 10-K for the fiscal year ended March 31, 2008. Certain prior period amounts have been reclassified to conform to current period presentation.
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
     On October 16, 2002, we established a joint venture with Shinko Electric Co., Ltd. (“Shinko”), called Asyst Shinko Inc. In September 2007, we changed this entity’s name to Asyst Technologies Japan, Inc. (“ATJ”). The entity develops, manufactures, sells and supports Automated Materials Handling Systems (“AMHS”), with principal operations in Tokyo and Ise, Japan. Under terms of the original joint venture agreement, we acquired 51.0 percent of the joint venture for approximately $67.5 million of cash and transaction costs. Shinko contributed its entire AMHS business, including intellectual property and other assets, installed customer base and approximately 250 employees, and retained the remaining 49.0 percent interest. On July 14, 2006, we purchased from Shinko shares representing an additional 44.1 percent of the outstanding capital stock of ATJ for approximately $107.7 million of cash and transaction costs. This purchase increased our consolidated ownership of ATJ to 95.1 percent. At any time, we have an option to purchase, or could be required to purchase, the remaining 4.9 percent equity of ATJ. In accordance with Emerging Issues Task Force (“EITF”) No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary,” on July 14, 2006, we accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result treated the transaction as an acquisition of the full remaining 49 percent interest of ATJ. Accordingly, we recorded a liability, equivalent to the net present value of both the 1.3 billion Japanese Yen fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of 65 million Japanese Yen and accreted the discount recorded to interest expense over the next twelve months until the first potential exercise date. The $12.3 million liability has been classified within “Accrued and other liabilities” in our Condensed Consolidated Balance Sheets. We consummated the acquisition to further integrate our Fab Automation and AMHS businesses, allowing us to provide our customers a full range of product offerings.
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
Our Operating Segments
     We report our financial results through the following two reportable segments:
•	AMHS. This segment derives revenues from the sale of products and services for automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

•	Fab Automation Product. This segment derives revenues from the sale of products and services for interface products, substrate-handling robotics, Auto-ID systems, sorters, EFEMs and connectivity software.
     For further descriptions of our operating segments, see Note 11, “Reportable Segments,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Our reportable segments are the same as our operating segments.
     We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period-to-period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements or customer ability to finance such purchases; (4) relative competitiveness of our products; and (5) our ability to successfully manage the outsourcing of our manufacturing activities to meet customers’ demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2008 and for the quarter ended June 30, 2008 may not be indicative of our future operating results.
     We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
     Status of Material Weakness
     We concluded in Item 9A of our Form 10-K for fiscal year 2008 filed on June 12, 2008, that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2008. Item 9A provided a summary of the material weakness outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2008, and other related information. Because this material weakness remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of June 30, 2008, together with a summary of these material weaknesses and the status of our remediation efforts.
     New Developments
     On June 20, 2008, we were notified by Riley Investment Partners Master Fund L.P. (“Riley Investment”), a hedge fund, of its intention to solicit proxies at our next annual meeting in order to gain control of our Board and cause the sale of our company. We also received an unsolicited communication, including a letter dated July 9, 2008, from Aquest Systems Corp. expressing an interest to explore an acquisition of all of our outstanding common stock for a price of $6.50 per share in cash (the “Aquest Proposal”). Our Board of Directors is currently reviewing the Aquest Proposal with its financial and legal advisors along with assessing the take-over attempt by Riley Investment.
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
     Management believes there have been no significant changes during the three months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
     Results of Operations for the Three Months Ended June 30, 2008 and 2007
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2008	2007
AMHS:
Net sales	$67,597	$76,309
Cost of Sales	57,096	55,782

Gross Profit	$10,501	$20,527

(Loss) income from operations	$(7,260)	$2,892

Fab Automation Products:
Net sales	$32,747	$45,311
Cost of Sales	17,315	25,675

Gross Profit	$15,432	$19,636

(Loss) income from operations	$(1,641)	$952

Consolidated:
Net sales	$100,344	$121,620
Cost of Sales	74,411	81,457

Gross Profit	$25,933	$40,163

(Loss) income from operations	$(8,901)	$3,844

     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented:

	Three Months Ended
	June 30,
	2008	2007
AMHS:
Net sales	67.4%	62.7%
Cost of Sales	56.9%	45.9%

Gross Profit	10.5%	16.9%

(Loss) income from operations	(7.3)%	2.4%

Fab Automation Products:
Net sales	32.6%	37.3%
Cost of Sales	17.3%	21.1%

Gross Profit	15.4%	16.1%

(Loss) income from operations	(1.6)%	0.8%

Consolidated:
Net sales	100.0%	100.0%
Cost of Sales	74.2%	67.0%

Gross Profit	25.8%	33.0%

(Loss) income from operations	(8.9)%	3.2%

First Quarter of 2009 Compared to First Quarter of 2008

Net Sales
Consolidated
     During the three months ended June 30, 2008, consolidated net sales decreased by $21.3 million or 17.5 percent compared to the same period of the prior fiscal year. This decrease was driven by volume decreases of $19.7 million from semiconductor AMHS projects, $6.2 million from interface products, $1.9 million from Spartan Sorters and EFEMs, $1.8 million from robotics, $1.5 million from Auto-ID systems and $1.2 million from software. Partially offsetting the decreases were increases of $10.7 million from flat panel displays and $0.3 million from service. We continued to experience a decline in our net sales during the three months ended June 30, 2008 primarily due to the current general economic condition of the industries in which we compete.
     Geographically, net sales for the three months ended June 30, 2008 compared with the three months ended June 30, 2007 decreased by $15.9 million in Taiwan, $7.1 million in North America, $6.3 million in Europe, $2.6 million in Other APAC, $1.9 million in Japan and $1.2 million in China. The only region with an increase was Korea, which increased by $13.7 million. The geographical breakdown of consolidated net sales for the three months ended June 30, 2008 was 44.2 percent for Japan, 20.7 percent for Korea, 18.3 percent for North America, 9.7 percent for Taiwan, 3.0 percent for Europe, 2.2 percent for Other APAC and 1.9 percent for China. Other APAC represents all Asia Pacific countries excluding Japan, Taiwan, China and Korea. Sales to end-users and OEMs for the three months ended June 30, 2008 were 83.0 percent and 17.0 percent, respectively.
AMHS
     Net sales for our AMHS segment during the first quarter of our fiscal year 2009 decreased by $8.7 million or 11.4 percent compared to the corresponding period of the prior fiscal year. This decrease was primarily driven by a volume decrease of $19.7 million in semiconductor AMHS projects attributed to customers in Taiwan and Europe regions reducing their capital investments due to the overall industry slowdown. This decrease was partially offset by volume increases of $10.7 million in flat panel displays resulting from a significant Generation 8 (also referred to as “Gen 8”) contract secured during the fourth quarter of fiscal year 2008 and $0.3 million in service sales.
     Geographically, net sales for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007 decreased by $13.7 million in Taiwan, $4.8 million in Europe, $2.1 million in North America, $0.8 million in China, $0.6 million in Other APAC and $0.4 million in Japan. The only region with an increase was Korea, which increased by $13.7 million. The net sale declines in Taiwan and Europe were primarily driven by reduced capital spending by our customers for our semiconductor AMHS projects due to the overall industry slowdown. The $13.7 million increase in Korea resulted from the significant Gen 8 contract secured in the fourth quarter of the prior fiscal year. The geographical breakdown of AMHS sales for the three months ended June 30, 2008 was 45.6 percent for Japan, 30.1 percent for Korea, 12.0 percent for Taiwan, 11.5 percent for North America, 0.6 percent for Europe and 0.2 percent for China.
Fab Automation
     Net sales for our Fab Automation segment during the three months ended June 30, 2008 decreased by $12.6 million or 27.7 percent compared to the same period of the prior fiscal year. This decrease was driven by volume declines of $3.5 million from 300mm loadports, $2.0 million from 200mm loadports, $1.9 million from Spartan Sorters and EFEMs, $1.8 million from robotics, $1.5 million from Auto-ID systems, $1.2 million from software and $0.7 million from Plus Portals. These declines resulted from the current industry downturn in our core market.
     Geographically, net sales for the three months ended June 30, 2008 compared with the three months ended June 30, 2007 decreased by $4.9 million in North America, $2.2 million in Taiwan, $2.0 million in Other APAC, $1.6 million in Japan, $1.5 million in Europe and $0.5 million in China. Korea represented the only region where we experienced a slight increase in net sales of $0.1 million. The geographical breakdown of Fab Automation sales for the three months ended June 30, 2008 was 41.3 percent for Japan, 32.5 percent for North America, 7.9 percent for Europe, 6.8 percent for Other APAC, 5.5 percent for China, 4.8 percent for Taiwan, and 1.2 percent for Korea.
Comparison of Expenses, Gross Margin, Interest & Other Income, and Income Taxes

     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	June 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	74.2%	67.0%

Gross profit	25.8%	33.0%

Operating expenses:
Research and development	10.9%	6.8%
Selling, general and administrative	20.1%	17.8%
Amortization of acquired intangible assets	3.2%	4.8%
Restructuring and other charges	0.5%	0.4%

Total operating expenses	34.7%	29.8%

(Loss) income from operations	(8.9)%	3.2%

Interest and other income (expense), net:
Interest income	0.2%	0.5%
Interest expense	(3.0)%	(2.0)%
Other expense, net	(3.8)%	(1.6)%

Interest and other income (expense), net	(6.6)%	(3.1)%

(Loss) income before income taxes and minority interest	(15.5)%	0.1%
Benefit from (provision for) income taxes	5.0%	(0.4)%
Minority interest	0.0%	0.0%

Net loss	(10.5)%	(0.3)%

Gross Margin
Consolidated
     Consolidated gross profit for the three months ended June 30, 2008 was $25.9 million, which was $14.2 million lower than the corresponding period of the prior fiscal year primarily due to sales volume decreases in semiconductor AMHS projects, 200mm and 300mm loadports, Spartan Sorters and EFEMs, robotics and Auto-ID systems. The gross margin percentage for the three months ended June 30, 2008 was 25.8 percent, decreasing by 7.2 percent from the corresponding period of the prior fiscal year. This overall decrease in gross margin percentage primarily reflects increased mix of sales from our lower margin AMHS segment, which saw an 11.4 percent sales decline during this period, compared to a 27.7 percent sales decline for our higher margin Fab Automation segment. It also reflects the impact of certain lower margin projects in our AMHS segment, which continues to face both competitive and customer pressure related to pricing, combined with installation cost overruns associated with a significant AMHS project and from projected cost reduction initiatives that did not materialize.
AMHS
     AMHS gross profit for the three months ended June 30, 2008 was $10.5 million with a gross margin of 15.5 percent, compared to $20.5 million gross profit or 26.9 percent gross margin for the three months ended June 30, 2007. The $10.0 million decrease in gross profit was primarily driven by installation cost overruns associated with a significant AMHS project, projected cost reduction initiatives that did not materialize, and reduced pricing on certain projects and products. The 11.4 percent gross margin decline primarily resulted from reduced pricing on certain projects and products, which translated to lower average selling prices and lower gross margins during this period, along with installation cost overruns associated with a significant AMHS project and from projected cost reduction initiatives that did not materialize.

Fab Automation
     Fab Automation gross profit for the three months ended June 30, 2008 was $15.4 million with a gross margin of 47.1 percent compared to $19.6 million gross profit or 43.3 percent gross margin for the three months ended June 30, 2007. The $4.2 million decrease in gross profit primarily resulted from lower sales volume in 200mm and 300mm loadports, Spartan Sorters and EFEMs, robotics and Auto-ID systems. We increased Fab Automation’s gross margin by 3.8 percent despite a decline in volume and gross profit during this period. Fab Automation’s 3.8 percent gross margin improvement was primarily driven by continued product cost reduction initiatives which created cost efficiencies in our manufacturing, supply chain and other indirect cost of goods sold, and from a favorable product mix.
Research and Development

	Three Months Ended
	June 30,
(in thousands, except percentages)	2008	2007	Change
Research and development	$10,893	$8,299	$2,594

Percentage of total net sales	10.9%	6.8%
     Over the past two years we have increased our investment in new product development. We have continued this trend by increasing our research and development expense by $2.6 million for the three months ended June 30, 2008, compared to the same period of the prior fiscal year. This increase was primarily due to increases of $1.2 million in new product development material expenses, $0.2 million in outside services for software development and $1.2 million in all other miscellaneous research and development expenses.
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
Selling, General and Administrative

	Three Months Ended
	June 30,
(in thousands, except percentage)	2008	2007	Change
Selling, general and administrative	$20,208	$21,668	$(1,460)

Percentage of total net sales	20.1%	17.8%
     The selling, general and administrative (“SG&A”) expense decrease of $1.5 million for the three months ended June 30, 2008 compared to the same period of fiscal year 2008 was primarily due to our general awareness to reduce costs. We achieved this result despite incurring $0.4 million in incremental proxy contest costs and related professional fees in response to proposals from Riley Investment Partners Master Fund L.P.’s to gain control of our Board and from Aquest Systems Corp.’s to acquire the Company.

Amortization of Acquired Intangibles Assets

	Three Months Ended June 30,
(in thousands, except percentage)	2008	2007	Change
Amortization of acquired intangible assets	$3,257	$5,807	$(2,550)

Percentage of total net sales	3.2%	4.8%
     The decrease in the amortization expense for the three months ended June 30, 2008, compared with the corresponding period in the prior fiscal year, was due to some of our acquired intangibles becoming fully amortized during the second quarter of our fiscal year 2008.
Restructuring Charges

	Three Months Ended June 30,
(in thousands, except percentage)	2008	2007	Change
Restructuring charges	$476	$545	$(69)

Percentage of total net sales	0.5%	0.4%
     During the three months ended June 30, 2008, we incurred restructuring charges of $0.5 million, which consisted of $0.2 million in charges for severance costs from a reduction in workforce and $0.3 million in charges for facilities-related costs. In the fourth quarter of fiscal year 2008, we implemented a new restructuring plan (“2008 Plan”) involving employee terminations and closure of certain facilities worldwide. This plan is designed to improve efficiencies across our entire organization, reduce operating expense levels, and redirect resources to product development and other critical areas. We currently do not expect to incur additional restructuring charges under the 2008 Plan during the remainder of fiscal year 2009.
     During the three months ended June 30, 2007, we incurred restructuring charges of $0.5 million related to severance costs resulting from a minor reduction in workforce.
     We expect to pay the outstanding restructuring accrual amount at June 30, 2008, as noted in the following table (in thousands), during the remainder of our fiscal year 2009.

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2008	$387	$154	$541
Reclassification from other long-term liability	—	65	65
Additional accruals	224	252	476
Non-cash related utilization	—	(99)	(99)
Amounts paid in cash	(367)	(162)	(529)

Foreign currency translation	(16)	(6)	(22)

Balance at June 30, 2008	$228	$204	$432

Interest and Other Income (Expense), Net

	Three Months Ended June 30,
(in thousands)	2008	2007	Change
Interest income	$221	$584	$(363)
Interest expense	(3,016)	(2,487)	(529)
Other expense, net	(3,868)	(1,848)	(2,020)

Interest and other income (expense), net	$(6,663)	$(3,751)	$(2,912)

     Interest income during the three months ended June 30, 2008 compared to the same period in the prior fiscal year was lower due to lower average cash and investment balances and lower rates of return between the periods.
     Interest expense was higher primarily due to the write-off of $0.9 million in debt issuance costs related to our KeyBank credit facility. On April 30, 2008 we amended our KeyBank credit agreement, reducing the principal amount of the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. Interest expense, excluding the debt issuance cost write-off, was lower during the three months ended June 30, 2008 compared to the same period of the prior fiscal year due to lower average loan balances and lower average interest rates between the periods.
     Other expense, net was lower primarily due to higher realized foreign exchange losses resulting from the weakening of the Japanese Yen relative to the U.S. dollar and from lower royalty income during the three months ended June 30, 2008 compared to the same period in fiscal year 2007.
Income Taxes

	Three Months Ended June 30,
(in thousands, except percentage)	2008	2007	Change
Benefit from (provision for) income taxes	$5,009	$(474)	$5,483

Percentage of total net sales	5.0%	-0.4%
     We recorded a benefit from income taxes for the three months ended June 30, 2008 of $ 5.0 million, which included a tax benefit of $1.2 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, $2.7 million net tax benefit recorded by ATJ and a $1.1 million net tax benefit recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     The provision for income taxes for the three months ended June 30, 2007 was $ 0.5 million, which included a tax benefit of $2.2 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $3.5 million tax provision recorded by ATJ and a $0.8 million net tax benefit recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax provisions recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     Effective April 1, 2007 at the beginning of the first quarter of fiscal year 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination.
     As a result of the implementation of FIN 48, we recognized a $0.4 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. We accounted for this increase as an adjustment to retained earnings in accordance with provisions of FIN 48. Additionally, we reclassified $1.3 million from current taxes payable to long-term taxes payable and reclassified $1.4 million from current taxes payable to current deferred taxes. Following adoption of FIN 48, our policy has been to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. As of April 1, 2007, we had accrued $0.8 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes was $0.1 million for the three months ended June 30, 2008 and not material for the three months ended June 30, 2007.
     Our total unrecognized tax benefits as of June 30, 2008 and March 31, 2008 was $9.6 million and $9.6 million, respectively, none of which is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2008 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2008 fiscal years remain subject to examination in Japan and Taiwan. Therefore, there could be a change in our FIN 48 liability in the next twelve months that we are currently unable to estimate.
     As a result of the statute of limitations expiring in foreign tax jurisdictions, we released approximately $0.6 million of liability for unrecognized tax benefits during the three months ended June 30, 2008. Over the next twelve months, we anticipate releasing $0.2 million of gross unrecognized tax benefits.
Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, long-term debt and cash generated from operations.
     The tables below, for the periods indicated, provide selected condensed consolidated cash flow information:

	Three Months Ended
	June 30,
(in thousands)	2008	2007
Net cash used in operating activities	$(31,492)	$(8,397)
Net cash used in investing activities	(7,852)	(1,938)
Net cash (used in) provided by financing activities	8,362	(3)
Cash Flows from Operating Activities
     Net cash used in operating activities for the three months ended June 30, 2008 was $31.5 million and consisted of the following (in thousands):

Net loss	$(10,557)
Depreciation and amortization	5,220
Amortization of deferred financing costs	273
Share-based compensation expense	1,454
Write-off of fees related to the amendment of a credit facility	906
Deferred taxes, net	(5,834)
Other non-cash charges	782
Increase in accounts receivable	(16,019)
Decrease in inventories	7,722
Increase in prepaid expenses and other assets	(3,143)
Decrease in accounts payable, accrued liabilities and deferred margin	(12,296)

Net cash used in operating activities	$(31,492)

     We used net cash of $31.5 million from operating activities during the three months ended June 30, 2008, primarily driven by a $16.0 million increase in accounts receivable resulting from an increase in unbilled receivables offset in part by a decline in billed trade receivables due to year-over-year revenue decline, $12.3 million decrease in accounts payable, accrued liabilities and deferred margin primarily resulting from a decrease in customer deposits from AMHS long-term contracts achieving revenue recognition milestones under the percentage-of-completion method and from lower accruals for employee compensation and inventory purchases, and $3.1 million increase in prepaid expenses and other assets. These uses in net cash were partially offset by increases in net cash resulting from a $7.7 million decrease in inventory related to the completion of certain AMHS projects plus an additional $2.8 million in other non-cash charges, including $5.2 million in depreciation and amortization, $1.5 million in share-based compensation expense, $0.9 million from the write-off of previously deferred financing costs, and $0.3 million from amortization of deferred financing costs.
     We experienced a continued deterioration in our days sales outstanding (“DSO”) metric, increasing from 96 days at March 31, 2008 to 117 days at June 30, 2008 for billed and unbilled receivables. This deterioration was primarily driven by the shift in our sales mix from domestic to international, with domestic sales decreasing to 18 percent of total net sales during the three months ended June 30, 2008 compared to 21 percent during the three months ended June 30, 2007. Payment terms to our international regions tend to be comparatively longer than our domestic regions, thus driving an increase in our DSO metric between the periods.
     Our inventory turnover metric improved from 58 days during the three months ended June 30, 2007 to 49 days during the three months ended June 30, 2008. This improvement was primarily caused by the decrease in inventory related to the completion of certain AMHS projects during the current quarter, as compared to the same period of the prior fiscal year.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments and inventory levels.

Cash Flows from Investing Activities
     Net cash used in investing activities was $7.9 million for the three months ended June 30, 2008 which resulted from a credit line compensating deposit requirement of 500 million Japanese Yen (approximately U.S. $4.7 million at the June 30, 2008 exchange rate) combined with $3.2 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
     Net cash used in investing activities was $1.9 million for the three months ended June 30, 2007 due to $1.9 million in purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $8.4 million for the three months ended June 30, 2008 and was primarily due to $44.1 million in net proceeds from our lines of credit, offset in part by principal reductions on long-term debt and capital leases of $35.3 million.
     Net cash used in financing activities was $0.0 million for the three months ended June 30, 2007 and was primarily due to principal reductions on long-term debt of $1.4 million, partially offset with $1.2 million in net proceeds from our line of credit.
Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow against $137.5 million of this credit facility in Japanese Yen at the Yen LIBOR rate, incurring an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of June 30, 2008, we had borrowings outstanding of approximately $78.3 million under the credit facility (with $12.7 million in available borrowing used to support two standby letters of credit issued under the credit facilities). Our pre-tax interest rate at June 30, 2008 was 5.24 percent. As of June 30, 2008, we had approximately $3.3 million of bank fees, costs and related legal and other expenses as additional interest expense which will be amortized over the remaining term of the credit facility.
     On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF 98-14, any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. We incurred amendment fees and other costs and expenses of approximately $0.6 million, which are being amortized as interest expense over the remaining term of the agreement. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008 and as of June 30, 2008. However, the continued downturn in our industry continues to pressure our operating results and profitability and we believe it is probable that we will need a further amendment or waiver of certain covenants as of September 30, 2008. Accordingly, we are initiating discussions with our bank regarding an amendment or waiver. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available and outstanding borrowings under the term loan or revolving credit facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and we expect to be able to structure an agreement with the banks that will provide us with adequate operating flexibility and liquidity. However there can be no assurance that we will be able to structure an agreement on such terms. As of June 30, 2008, our total available borrowing capacity under the credit agreement was $14.8 million.
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
     Our failure to pay amounts when due, our violation of covenants, or the occurrence of other events of default set forth in the credit agreement, could result in the termination of the credit agreement and/or the acceleration of any loan amounts then outstanding. For example, we may periodically incur borrowings which could cause us to exceed the permitted total leverage ratios under the credit agreement. In addition, our covenants under the credit agreement require us to maintain certain minimum EBITDA levels, measured on a 12-month trailing basis or over other periods as specified in our agreement, as amended, in order to permit current borrowing. The continued downturn in our industry continues to pressure our operating results and profitability and we believe it is probable that we will need a further amendment or waiver of certain covenants as of September 30, 2008. Accordingly, we are initiating discussions with our bank regarding an amendment or waiver. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available and outstanding borrowings under the term loan or revolving credit facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and we expect to be able to structure an agreement with the banks that will provide us with adequate operating flexibility and liquidity. However there can be no assurance that we will be able to structure an agreement on such terms.
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
Other Debt Financing Arrangements
     We have additional lines of credit available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of June 30, 2008 was 8.8 billion Japanese Yen (approximately U.S. $82.8 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of June 30, 2008 was 7.8 billion Japanese Yen (approximately U.S. $73.4 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit are variable based on the Tokyo Interbank Offered Rate (TIBOR) (0.67 percent at June 30, 2008), plus margins of 0.40 percent to 2.25 percent. One credit line requires a compensating deposit of 500 million Japanese Yen (approximately U.S. $4.7 million at the

June 30, 2008 exchange rate). Other than this, we are not required to provide any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries.
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
     At any time and subject to the other provisions of the agreement, either we or Shinko may give notice to the other, calling for AJI to purchase the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $12.3 million at the June 30, 2008 exchange rate).
     In accordance with EITF 00-4, on July 14, 2006, we accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result treated the transaction as an acquisition of the full remaining 49 percent interest of ATJ. Accordingly, we recorded a liability, equivalent to the net present value of both the 1.3 billion Japanese Yen fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of 65 million Japanese Yen and accreted the discount recorded to interest expense over the next twelve months until the first potential exercise date. The $12.3 million liability has been classified within “Accrued and other liabilities” in our Condensed Consolidated Balance Sheets.
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $411.1 million and have incurred losses during the last six fiscal years. In recent years, we have funded our operations through operating cash flows and through the issuance of debt or equity securities. Cash and cash equivalents aggregated $62.5 million at June 30, 2008. We expect that our ATJ subsidiary will continue to require additional funding to support its working capital requirements over the next twelve months, which may be financed through short-term borrowings or inter-company cash transfers. We believe that our current cash position and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next twelve months. However, as discussed elsewhere in this Form 10-Q, our covenants under the credit agreement with KeyBank National Association require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; a continued softening of demand for our products could cause our trailing twelve-month EBITDA to fall below required levels. Under such a scenario, we would be required to pay down a certain portion of the outstanding borrowings from cash to maintain compliance with its financial covenants, unless we received an amendment or waiver. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements.
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
     In addition, the material weakness and related matters we discuss in Part I, Item 4, “Controls and Procedures,” of this report may also have an adverse impact on our ability to obtain future capital from equity or debt.
Recent Accounting Pronouncements
     In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us beginning in the first quarter of our fiscal year 2009. As we do not have advance payments to be used in future research and development activities at this time, we currently believe the adoption of EITF 07-3 will have no effect on our consolidated results of operations and financial condition.
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
     In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the first quarter of our fiscal year 2010. Our partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated results of operations, financial condition or cash flows. We are currently evaluating the impact, if any, for non-financial assets and liabilities that SFAS No. 157 will have on our consolidated financial statements. See Part I, Item 1, Note 3, “Accounting Changes,” for our adoption of SFAS No. 157 for financial assets and liabilities.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
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
     In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption, entities must recognize the effect of the change as a change in accounting principal. EITF 08-3 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that EITF 08-3 will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to foreign currency risks since the disclosure made in Item 7A of our report on Form 10-K for the fiscal year ended March 31, 2008.
     Interest Rate Risk. As of June 30, 2008, our portfolio consisted entirely of investments in highly liquid money market funds. Therefore, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
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
     We also have short-term debt, long-term debt and capital leases totaling approximately $151.8 million at June 30, 2008. All these borrowings are floating interest rate debt and either Japanese Yen or U.S. dollar denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. A 10 percent increase in the levels of interest rates, with all other variables held constant, would have resulted in an immaterial increase in interest expense for the three months ended June 30, 2008.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars or Japanese Yen. During the three months ended June 30, 2008, the Japanese Yen fluctuated from a low of 98.8 to a high of 108.6 to the U.S. dollar. We realized a foreign currency translation loss of $3.9 million during the three months ended June 30, 2008.

     If the Japanese Yen were to fluctuate from the level at June 30, 2008, our operating income may improve or deteriorate as noted in the table below (in thousands).

	Strengthening in		No change in	Weakening in
	Japanese Yen of		Japanese Yen	Japanese Yen of
	X percent		exchange rate	X percent
	10%	5%		5%	10%

Net loss for the three months ended June 30, 2008	$(11,021)	$(10,777)	$(10,557)	$(10,358)	$(10,177)
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
     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2008. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2008, which remained outstanding as of June 30, 2008:

     We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements in the area of income taxes. This control deficiency resulted in audit adjustments related to the completeness and accuracy of our income tax provision and deferred tax asset and liability accounts and related financial disclosures in the Company’s consolidated financial statements for the year ended March 31, 2008. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Management’s Remediation Initiatives
     The material weaknesses described above also existed at June 30, 2008. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
     Other than the remedial measures discussed above, which are ongoing, there were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 14, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. RISK FACTORS
We have a history of significant losses.
     We have a history of significant losses. Our accumulated deficit was $411.1 million at June 30, 2008. We may also experience significant losses in the future.
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
     We have a significant amount of outstanding indebtedness that has increased substantially since the end of fiscal year 2007:
Indebtedness Under Credit Agreement With KeyBank
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association acting as lead manager and administrative agent for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for an $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow $137.5 million of this new credit facility in Yen LIBOR and incurred an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants. As of June 30, 2008, we had borrowings outstanding of approximately $78.3 million under the facilities (with $12.7 million in available borrowing used to support two standby letters of credit issued under the credit facilities).
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
     On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008 and as of June 30, 2008. However, the continued downturn in our industry continues to pressure our operating results and profitability and we believe it is probable that we will need a further amendment or waiver of certain covenants as of September 30, 2008. Accordingly, we are initiating discussions with our bank regarding an amendment or waiver. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available and outstanding borrowings under the term loan or revolving credit facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and we expect to be able to structure an agreement with the banks that will provide us with adequate operating flexibility and liquidity. However there can be no assurance that we will be able to structure an agreement on such terms. As of June 30, 2008, our total available borrowing capacity under the credit agreement was $14.8 million.
     See Note 12, “Debt,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail describing this credit agreement.
     Under the credit facility with KeyBank, we maintain a letter of credit in the amount of $500,000 in favor of the landlord under our current headquarters lease in Fremont, California. We also maintain a letter of credit in the amount of 1.3 billion Japanese Yen (approximately U.S. $12.3 million at the June 30, 2008 exchange rate) in favor of Shinko, which secures our obligation to purchase the remaining 4.9 percent of equity in ATJ from Shinko as part of the purchase agreement between ourselves and Shinko dated July 14, 2006. Either we or Shinko can trigger our obligation to purchase the remaining 4.9 percent equity of ATJ upon ninety (90) days written notice. Shinko can accelerate this obligation upon thirty (30) days written notice upon the following circumstances: (a) when AJI’s equity ownership in ATJ falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against us; (c) when a merger or corporate reorganization has been approved involving all or substantially all of our assets; (d) when Shinko’s equity ownership in ATJ falls below 4.9 percent; or (e) when we have failed to make any payment when due in respect of any loan secured by a pledge of our right, title and interest in and to the shares of ATJ (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).
     An acceleration could impose on us an unforeseen payment obligation, which could impact our liquidity or which payment could be subject to restrictions or covenants, or be subject to third party approvals under our debt facilities. Our inability to purchase the remaining ATJ equity held by Shinko, when and as required, could significantly impact our continued control and ownership of ATJ.
     Due to the cyclical and uncertain nature of cash flows and collections from our customers, our borrowing to fund operations or working capital could exceed the permitted total leverage ratios under the credit agreement. In addition, our covenants under the credit agreement require us to maintain minimum EBITDA levels on a trailing twelve-month basis in order to permit current borrowing; further deterioration in our results of operations, whether through protracted cyclical declines in demand, losses in market share, unexpected costs or the inability to reduce costs, or other factors could cause our trailing twelve-month EBITDA to fall below required levels. Under any such scenario, we may be required to pay down the outstanding borrowings from available cash to maintain compliance with our financial covenants. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. If we are unable to meet any such covenants, we cannot assure the requisite lenders will grant waivers and/or amend the covenants, or that the requisite lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings.
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
     As of June 30, 2008, we had additional lines of credit available in Japan for working capital purposes through our subsidiaries in Japan, with total available borrowing capacity of 8.8 billion Japanese Yen (or approximately U.S. $82.8 million at the exchange rate as of that date). We have not provided any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries. Of these additional lines of credit in Japan, we had borrowed and outstanding approximately 7.8 billion Japanese Yen as of June 30, 2008 (or approximately U.S. $73.4 million at the exchange rate as of that date).
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
     In parallel to the court action, the defendants sought a re-examination by the Patent and Trademark Office of the patent claims in suit. The Patent and Trademark Office issued a ruling dated July 17, 2008 which invalidated all but one of the claims of the patent in suit. If the ruling of the Patent and Trademark Office is upheld or adopted on appeal, it will narrow significantly or invalidate entirely our claims subject to the patent in suit, or separately reduce or preclude entirely damages recoverable by us in this action.
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
     We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective for the purposes described in Part I, Item 4, “Controls and Procedures,” in this Form 10-Q. If we fail to do so, our business, results of operations or financial condition and the value of our stock could be materially harmed.
     Our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2008 and June 30, 2008 due to material weakness in internal control over financial reporting that remained outstanding at that date and that is subject to our continuing remediation efforts.
     We are devoting now, and will likely need to continue to devote in the near future, significant resources in our efforts to achieve effective internal control. These efforts have been and may continue to be costly. We cannot assure that these efforts will be successful. Until we have fully remediated the material weakness referred in Part I, Item 4, “Controls and Procedures,” we may face additional risks of errors or delays in preparing our consolidated financial statements and associated risks of potential late filings of periodic reports, NASDAQ listing standard violations, risks of correcting previously filed financial statements, increased expenses, and possible private litigation or governmental proceedings arising from such matters.
Our global operations subject us to risks that may negatively affect our results of operations and financial condition.
     The majority of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, other Asia-Pacific countries and Europe. International sales represented approximately 82 percent and 79 percent of our total net sales for the three months ended June 30, 2008 and 2007, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Additionally, we have sales offices and other facilities in many countries and, as a result, we are subject to risks associated with doing business globally, including:
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

     The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, selling, general and administrative expenses, and our tax rate.
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
We have experienced unexpected turnover in our finance department recently and in past years, and this could have an adverse impact on our business; In order to compete, we must attract, retain, and motivate key employees Company wide, and our failure to do so could have an adverse effect on our results of operations.
     We recently reported that Michael A. Sicuro has resigned as our Chief Financial Officer to pursue an opportunity in the healthcare industry. We also recently reported on Form 8-K that Aaron L. Tachibana has resigned as our Principal Accounting Officer to also pursue an opportunity in the healthcare industry. Our Board of Directors has appointed Richard H. Janney as interim Chief Financial Officer and interim Principal Accounting Officer. His appointment will be effective upon Mr. Sicuro’s resignation. Both Mr. Sicuro and Mr. Tachibana will continue acting in their respective positions with the Company through the filing of the June 30, 2008 quarterly report with the SEC. In our past five years, we have continued to have significant turnover in the chief financial officer, controller and other key positions in our finance department (including in certain key finance positions at our subsidiaries in Japan). This turnover and inability to hire and retain personnel with appropriate levels of accounting knowledge, experience, and training contributed to control deficiencies that constituted a material weakness in internal control over financial reporting in the area of income taxes as of March 31, 2008 and June 30, 2008. See Part I, Item 4, “Controls and Procedures.” If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weakness in internal control over financial reporting, and direct and indirect consequences of this weakness, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.
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
     The unsolicited acquisition proposal from Aquest Systems Corp. and the attempt to gain control of our Board from Riley Investment Partners Master Fund L.P. has created a distraction for our management and uncertainty that may adversely affect our business.
     On June 20, 2008, we were notified by Riley Investment Partners Master Fund L.P. (“Riley Investment”), a hedge fund, of its intention to solicit proxies at our next annual meeting in order to gain control of our Board and cause the sale of our company. We also received an unsolicited communication, including a letter dated July 9, 2008, from Aquest Systems Corp. expressing an interest to explore an acquisition of all of our outstanding common stock for a price of $6.50 per share in cash (the “Aquest Proposal”). Our Board of Directors is currently reviewing the Aquest Proposal with its financial and legal advisors along with assessing the take-over attempt by Riley Investment. Consideration of the Aquest Proposal and the Riley Investment take-over attempt has been, and may continue to be, a significant distraction from our business for our management and employees and has required, and may continue to require, the expenditure of significant time and additional expense that could impact the profitability of our company.
     The Aquest Proposal and the Riley Investment take-over attempt has also created uncertainty for our employees and our customers, and this uncertainty may adversely affect our ability to retain key employees and to hire new talent and may also result in damage to our customer relationships.
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
     Each of these factors could have a significant impact on our ability to achieve and maintain profitability.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000

3.5	Amended and Restated Certificate of Determination of Series A Junior Participating Preferred Stock, dated July 9, 2008	8-K	3.5	000-22430	7/15/2008

4.1	Amended and Restated Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated July 9, 2008	8-K	4.3	000-22430	7/15/2008

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: August 6, 2008	By:	/S/ MICHAEL A. SICURO
Michael A. Sicuro
Chief Financial Officer

	By:	/S/ AARON L. TACHIBANA
Aaron L. Tachibana
Principal Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000

3.5	Amended and Restated Certificate of Determination of Series A Junior Participating Preferred Stock, dated July 9, 2008	8-K	3.5	000-22430	7/15/2008

4.1	Amended and Restated Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated July 9, 2008	8-K	4.3	000-22430	7/15/2008

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X