Form 10-Q
period 2008-09-30
ASYST TECHNOLOGIES INC
filed 2008-11-12
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of November 3, 2008 was 50,645,861.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30,	March 31,
	2008	2008 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,122	$95,669
Accounts receivable, net	110,473	119,717
Inventories	25,399	39,407
Deferred income taxes	1,315	2,663
Prepaid expenses and other current assets	11,745	16,320

Total current assets	228,054	273,776
Property and equipment, net	27,873	29,452
Goodwill	3,397	98,777
Intangible assets, net	21,155	29,271
Other assets	16,474	14,377

Total assets	$296,953	$445,653

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$71,781	$36,167
Current portion of long-term debt and capital leases	78,624	7,011
Accounts payable	78,155	94,666
Accrued and other liabilities	66,606	77,303
Deferred margin	5,212	5,844

Total current liabilities	300,378	220,991
LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion (2)	15	112,667
Deferred tax liability	—	2,833
Other long-term liabilities	18,655	21,428

Total long-term liabilities	18,670	136,928

COMMITMENTS AND CONTINGENCIES (see Note 15)
MINORITY INTEREST	159	134

SHAREHOLDERS’ (DEFICIT) EQUITY:
Common stock, no par value:
Authorized shares — 300,000,000; Issued and Outstanding shares — 50,645,861 and 50,045,235 shares at September 30, 2008 and March 31, 2008, respectively	493,100	490,283
Accumulated deficit	(511,051)	(400,496)
Accumulated other comprehensive loss	(4,303)	(2,187)

Total shareholders’ (deficit) equity	(22,254)	87,600

Total liabilities, minority interest and shareholders’ (deficit) equity	$296,953	$445,653

(1)	The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
(2)	In accordance with EITF No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor,” we reclassified the long-term portion of our KeyBank National Association credit facility as current. However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). See Note 12, “Debt,” for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$95,115	$134,836	$195,459	$256,456
Cost of sales	71,363	95,973	145,774	177,430

Gross profit	23,752	38,863	49,685	79,026

Operating expenses:
Research and development	9,875	9,075	20,768	17,374
Selling, general and administrative	19,377	23,485	39,585	45,153
Amortization of acquired intangible assets	2,994	5,121	6,251	10,928
Goodwill impairment charge	89,431	—	89,431	—
Restructuring and other charges	328	436	804	981

Total operating expenses	122,005	38,117	156,839	74,436

(Loss) income from operations	(98,253)	746	(107,154)	4,590

Interest and other income (expense), net:
Interest income	222	477	443	1,061
Interest expense	(2,115)	(2,408)	(5,131)	(4,895)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	—	(3,135)	—	(3,135)
Other expense, net	(1,370)	3,672	(5,238)	1,824

Interest and other income (expense), net	(3,263)	(1,394)	(9,926)	(5,145)

Loss before income taxes and minority interest	(101,516)	(648)	(117,080)	(555)
Benefit from income taxes	1,522	1,115	6,531	641
Minority interest	(4)	(8)	(6)	(13)

Net (loss) income	$(99,998)	$459	$(110,555)	$73

Basic net (loss) income per share	($1.98)	$0.01	($2.19)	$0.00

Diluted net (loss) income per share	($1.98)	$0.01	($2.19)	$0.00

Shares used in computing basic net (loss) income per share	50,592	49,663	50,419	49,555

Shares used in computing diluted net (loss) income per share	50,592	50,170	50,419	50,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(110,555)	$73
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,171	14,453
Amortization of deferred financing costs	521	715
Goodwill impairment charge	89,431	—
Allowance for doubtful accounts	(994)	(312)
Unrealized foreign exchange transaction losses	2,454	1,650
Minority interest in net income in consolidated subsidiary	6	13
Gain on disposal of fixed assets	(31)	(5)
Write-off of fees related to early extinguishment of debt	—	2,431
Write-off of fees related to the amendment of a credit facility	906	—
Share-based compensation expense	2,865	3,624
Non-cash restructuring charges	101	106
Amortization of lease incentive payments	(312)	(312)
Deferred taxes, net	(7,717)	(3,464)
Changes in assets and liabilities:
Accounts receivable	1,314	(32,437)
Inventories	11,951	16,177
Prepaid expenses and other assets	3,779	8,332
Accounts payable, accrued and other liabilities and deferred margin	(17,032)	(21,771)

Net cash used in operating activities	(13,142)	(10,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,488)	(3,274)

Net cash used in investing activities	(4,488)	(3,274)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from lines of credit, net	39,435	25,793
Principal payments on debt and capital leases	(34,821)	(172,794)
Proceeds from long-term debt	—	127,581
Payment of financing fees	(562)	(3,594)
Proceeds from issuance of common stock	528	1,445
Repurchase of common stock on net settlement of stock awards	(458)	(263)

Net cash provided by (used in) financing activities	4,122	(21,832)

Effect of exchange rate changes on cash and cash equivalents	(3,039)	775

DECREASE IN CASH AND CASH EQUIVALENTS	(16,547)	(35,058)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,669	99,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,122	$64,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited Condensed Consolidated Financial Statements of Asyst Technologies, Inc. and its subsidiaries (“Asyst” or the “Company”) as of September 30, 2008, and for the three and six months ended September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries during the three and six months ended September 30, 2008 considered necessary for a fair statement of the financial position and operating results for the interim periods presented have been included. All significant inter-company accounts and transactions have been eliminated. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiary, Asyst Technologies Japan Holding Co., Inc. (formerly Asyst Japan, Inc.). The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, impairment of goodwill and other intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2009 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
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
     All other foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of those subsidiaries are re-measured using exchange rates in effect at the end of the period, except for non-monetary assets, such as inventories and property and equipment that are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured translated using historical exchange rates. The resulting re-measurement gains and losses are included in our consolidated statements of operations as incurred.

2. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first quarter of our fiscal year 2010. As we do not have any planned business acquisitions at this time, we currently believe the adoption of that SFAS No. 141R will have no effect on our consolidated financial statements.
     In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the first quarter of our fiscal year 2010. Our partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated results of operations, financial condition or cash flows. We are currently evaluating the impact, if any, for non-financial assets and liabilities that SFAS No. 157 will have on our consolidated financial statements. See Note 13, “Fair Value Measurements,” below for our adoption of SFAS No. 157 for financial assets and liabilities.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
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
     In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. FSP No. 157-3 is effective for us beginning in the current quarter. We do not have financial assets that are operating within an inactive market at this time; accordingly, we currently believe the adoption of FSP No. 157-3 will have no effect on our consolidated financial statements.
3. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $511.1 million, and have incurred net losses during each of the last six fiscal years. In recent years, we have funded our operations through operating cash flows and through the issuance of debt and equity securities. Cash and cash equivalents aggregated a total of $79.1 million at September 30, 2008. We believe that our current cash will be sufficient to meet our expected operating cash requirements for at least the next 12 months. However, we currently have a high level of outstanding indebtedness. The current industry downturn’s negative impact on our financial results has caused us to be out of compliance with financial covenants under our principal credit facility. Over the past several months, we have negotiated three amendments to this facility in order to maintain compliance and we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank National Association credit facility as current in accordance with EITF No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor” (“EITF 86-30”). However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012).
     We intend to initiate discussions with our banks for additional waiver or amendment of covenants under the facility. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available or outstanding borrowings under the facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and that the banks will work with us to establish a covenant structure that provides us with sufficient liquidity and operating flexibility. However, there can be no assurance that we will be able to obtain further waiver or amendment of covenants or that such waiver or amendment will be on favorable terms. Under these circumstances, we could be forced to repay some or all of our debt. We do not have sufficient cash to repay all of our debt. We may need to seek additional financing, which could be expensive or dilutive, or entail covenants that are more restrictive than our current structure. There can be no assurance that financing would be available to us.
     We have a significant amount of outstanding indebtedness:
     On July 27, 2007, we entered into a credit agreement with KeyBank acting as lead manager and administrative agent for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for a $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We elected initially to borrow against this credit facility in Japanese Yen at the Yen LIBOR rate, plus applicable margins, and incurred an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants.
     On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. We incurred amendment fees and other costs and expenses of approximately $0.6 million, which are being amortized as interest expense over the remaining term of the agreement. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008 and June 30, 2008.
     As of October 15, 2008, we further amended the facility to waive and modify covenants related to minimum EBITDA, minimum liquidity, consolidated interest coverage and maximum debt to capital. This amendment also increased the margin on LIBOR loans to 6.0%, compared with 4.25% previously, and increases the amount of principal payments on the term loan during calendar year 2009 by a minimum of $10 million. Specifically, under the amendment, we are required to increase the amount of our principal payments on the term loan during each fiscal quarter of calendar year 2009 by the higher of (a) $2,500,000 or (b) fifty percent of the amount by which our consolidated EBITDA for the quarter exceeds $5,000,000. Accordingly, the actual amount by which the principal payments increase during calendar year 2009 will be determined by our EBITDA performance in each quarter of calendar year 2009, and could be higher. We incurred amendment fees and related expenses of $0.6 million, which will be amortized as interest expense over the remaining life of the facility.
     As of November 10, 2008, we further amended the facility to eliminate covenants related to maximum debt to capital ratios, and replaced these with covenants related to maximum pre-tax loss. Each covenant modification under these amendments is effective as of our fiscal quarter ended September 30, 2008. After giving effect to the amendments, we were in compliance with our debt covenants as of September 30, 2008. We incurred an amendment fee and related expenses of approximately $0.1 million, which will be amortized as interest expense over the remaining life of the facility.
     As of September 30, 2008, we had borrowings outstanding of approximately $78.5 million under the credit facility (with $12.8 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We were fully drawn under the KeyBank facility at September 30, 2008.
     See Note 12, “Debt,” below for additional detail describing this credit agreement.
     Due to the cyclical and uncertain nature of cash flows and collections from our customers, our borrowing to fund operations or working capital could exceed the permitted total leverage or liquidity ratios under the credit agreement. In addition, our covenants under the credit agreement require us to maintain minimum EBITDA levels in order to permit current borrowing; further deterioration in our results of operations, whether through protracted cyclical declines in demand, losses in market share, unexpected costs or the inability to contain or reduce costs, or other factors could cause our EBITDA to fall below required levels. Under any such scenario, we may be required to pay down the outstanding borrowings or raise capital to maintain compliance with our financial covenants. This could materially impair the availability of additional financing via our existing lines of credit and/or require us to use available cash to pay down outstanding borrowings in order to bring us within covenant requirements. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. If we are unable to meet any such covenants, we cannot assure the required lenders will grant waivers and/or amend the covenants, or that the required lenders will not terminate the credit agreement, preclude further borrowings or require us to repay immediately in full any outstanding borrowings.
     The cyclical nature of the semiconductor industry makes it very difficult for us to predict future liquidity requirements with certainty. Any upturn in the semiconductor industry may result in short-term uses of cash in operations as cash may be used to finance additional working capital requirements such as accounts receivable and inventories. Alternatively, continued or further softening of demand for our products may cause us to incur additional losses in the future. At some point in the future, we may require additional funds to support our working capital and operating expense requirements or for other purposes. We may seek to raise these additional funds through public or private debt or equity financings, or the sale of assets. These financing options may not be available to us on a timely basis, if at all, or, if available, on terms acceptable to us or not dilutive to our shareholders. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego investments, which could reduce our revenues, increase our losses and harm our business.
4. COMPREHENSIVE INCOME (LOSS)
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income, as reported	$(99,998)	$459	$(110,555)	$73
Net change in foreign currency translation adjustment	(1,388)	974	(2,146)	129
Net change in unrealized losses on investments	(17)	(23)	(20)	(15)
Net change in actuarial losses and prior service cost of defined benefit plans	25	—	50

Comprehensive (loss) income	$(101,378)	$1,410	$(112,671)	$187

5. NET INCOME (LOSS) PER SHARE
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(99,998)	$459	$(110,555)	$73

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	50,592	49,663	50,419	49,555

Denominator for basic net loss per share	50,592	49,663	50,419	49,555

Effect of dilutive employee stock options and restricted stock units	—	507	—	675

Denominator for diluted net loss per share	50,592	50,170	50,419	50,230

Net (loss) income per share — basic	$(1.98)	$0.01	$(2.19)	$0.00
Net (loss) income per share — diluted	$(1.98)	$0.01	$(2.19)	$0.00
     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restricted stock awards and stock units	3,618	1,706	3,618	1,167
Stock options	4,420	3,230	4,420	3,200
ESPP	223	99	223	99

Total	8,261	5,035	8,261	4,466

6. BALANCE SHEET COMPONENTS
Cash and Cash Equivalents
     We consider all highly liquid investments with an original or remaining maturity of three months or less to be cash equivalents. As of September 30, 2008 and March 31, 2008, the carrying value of cash equivalents approximated their respective current fair market values. See Note 13, “Fair Value Measurements,” below for additional information regarding our assessment of the fair value of our cash and cash equivalents in light of the current economic conditions.

     Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	September 30,	March 31,
	2008	2008
Trade receivables	$39,512	$74,488
Trade receivables-related party	4	26
Unbilled receivables	72,031	47,403
Less: Allowance for doubtful accounts	(1,074)	(2,200)

Total	$110,473	$119,717

     We estimate our allowance for doubtful accounts through a specific and non-specific reserve assessment. The specific reserve is a facts-and-circumstances assessment of accounts receivables outstanding past a certain date, generally 60 days from the payment term due date, and varies from 0 percent to 100 percent of the specific receivable, depending on the facts and circumstances of the particular case. The non-specific reserve is quantitatively measured through application of a reserve percentage based on the historic accounts receivable write-offs during the immediately preceding five years. Changes in circumstances (such as an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us or its payment trends) may require us to further adjust our estimates of the recoverability of amounts due to us.
     We do not record interest on outstanding and overdue account receivables. All of our unbilled receivables are assets of ATJ. Payments related to unbilled receivables are expected to be received within one year from September 30, 2008 and March 31, 2008, respectively, and are therefore classified within current assets in our Condensed Consolidated Balance Sheets. We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, customary local industry practices may differ and prevail in certain countries.
     Our subsidiaries in Japan, AJI and ATJ, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three months ended September 30, 2008 and 2007, we sold approximately $41.2 million and $24.3 million, respectively, of accounts receivable without recourse, and $1.1 million and $2.5 million, respectively, with recourse. For the six months ended September 30, 2008 and 2007, we sold approximately $45.4 million and $52.1 million, respectively, of accounts receivable without recourse, and $1.9 million and $5.0 million, respectively, with recourse. At September 30, 2008, we had approximately $2.0 million of accounts receivables with recourse secured by account receivable balances which did not meet the true sale criteria and were classified as “Short-term loans and notes payable” in our Condensed Consolidated Balance Sheets.
     Inventories
     Inventories consisted of the following:

	September 30,	March 31,
	2008	2008
Raw materials	$10,425	$12,938
Work-in-process	13,888	23,765
Finished goods	1,086	2,704

Total	$25,399	$39,407

     At September 30, 2008 and March 31, 2008, we had a reserve of $10.7 million and $11.5 million, respectively, for estimated excess and obsolete inventory.

     We outsource, through a long-term agreement, all of our Fab Automation Product manufacturing to Flextronics International Ltd. (“Flextronics”), which acquired our original long-term contract partner Solectron Corporation in October 2007. Flextronics purchases inventory for us which may later result in us being obligated to re-purchase inventory purchased by them for our benefit if the inventory is not used over certain specified periods of time per the terms of this agreement. We did not record any revenue for any inventory transaction between us and Flextronics and we have fully reserved for any inventory buyback in excess of our demand forecast. At September 30, 2008 and March 31, 2008, total inventory that Flextronics held for us was $8.4 million and $9.3 million, respectively, of which $2.4 million and $2.8 million, respectively, were Asyst-owned and included in the inventory totals above. During the three months ended September 30, 2008 and 2007, we repurchased $0.6 million and $0.8 million of this inventory, respectively, that was not used by Flextronics in manufacturing our products. During the six months ended September 30, 2008 and 2007, we repurchased $1.2 million and $2.2 million of this inventory, respectively, that was not used by Flextronics in manufacturing our products. During the three months ended September 30, 2008, we also accrued a $1.9 million charge resulting from reductions in purchase volumes with Flextronics.
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the six months ended September 30, 2008 were as follows:

	Fab Automation	AMHS	Total
Balances at March 31, 2008	$3,397	$95,380	$98,777
Foreign currency translation	—	(5,949)	(5,949)
Goodwill impairment charge	—	(89,431)	(89,431)

Balances at September 30, 2008	$3,397	$—	$3,397

     SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at a reporting unit level. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.
     During and after the second quarter of our fiscal year 2009, we experienced certain events and circumstances which appeared to make it more likely than not that an impairment of our goodwill may have occurred. We experienced a sustained, significant decline in our stock price during and after the end of the current fiscal quarter, thus reducing our market capitalization. On October 9, 2008, we also experienced the termination of our discussions with Aquest Systems Corp. regarding their expression of an interest to acquire all of our outstanding common stock for a price of $6.50 per share. In addition, our updated long-term financial forecast indicated lower estimated short-term and long-term profitability. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the short-term and long-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill. Due to these events and circumstances, we performed an interim goodwill impairment assessment during the second quarter of our fiscal year 2009.
     Based on the results of our impairment assessment of goodwill, we determined that the carrying value of our AMHS segment exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our AMHS segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of our analysis indicated that there would be no remaining implied value attributable to goodwill in our AMHS segment and accordingly, we wrote off all $89.4 million of goodwill associated with our AMHS segment as of September 30, 2008. Our assessment of goodwill impairment indicated that as of September 30, 2008, the fair value of our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.
     To derive the fair value of our reporting units, we performed extensive valuation analyses, utilizing both income and market approaches. Under the income approach, we determined fair value based on estimated future cash flows discounted by an estimated weighted average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on our internal projection models, industry projections and other assumptions deemed reasonable by management. Under the market-based approach, we derived the fair value of our reporting units based on revenue and earnings multiples of comparable publicly-traded peer companies.
     In response to our interim goodwill impairment assessment, we also performed an assessment on the recoverability of acquisition-related intangible assets. Determination of recoverability was based on an estimate of undiscounted future cash flows from the use of the assets and their eventual disposition. Our assessment resulted in the determination that all of our acquisition-related intangible assets were recoverable.
     Intangible Assets
     Intangible assets, net consisted of the following:

	September 30, 2008			March 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$89,045	$74,521	$14,524	$94,188	$75,963	$18,225
Customer base and other intangible assets	57,686	52,019	5,667	60,708	50,792	9,916
Licenses and patents	5,297	4,333	964	5,302	4,172	1,130

Total	$152,028	$130,873	$21,155	$160,198	$130,927	$29,271

     The change in the gross carrying amount of the intangible assets of $8.2 million related to foreign currency translation for the six months ended September 30, 2008.
     All of our identified intangible assets are subject to amortization. Amortization of intangible assets was $3.1 million and $5.2 million for the three months ended September 30, 2008 and 2007, respectively. Amortization of intangible assets was $6.4 million and $11.1 million for the six months ended September 30, 2008 and 2007, respectively. We include amortization expense in cost of sales and operating expenses in our Condensed Consolidated Statements of Operations.
     Expected future intangible amortization expense for the remainder of fiscal year 2009 and subsequent fiscal years is as follows:

Fiscal Year ending March 31,
Remainder of 2009	$6,123
2010	7,711
2011	5,443
2012	1,836
2013	42

Total	$21,155

     Accrued and other liabilities

     Accrued and other liabilities consisted of the following:

	September 30,	March 31,
	2008	2008
Employee compensation	$13,285	$17,781
Payable to Shinko for 4.9% share in ATJ	12,345	13,204
Customer deposits	11,604	11,072
Warranty	10,936	12,505
Income taxes payable	3,035	2,986
Other taxes payable	1,382	1,381
Deferred tax liability	532	1,586
Other accrued expenses	13,487	16,788

Total	$66,606	$77,303

     Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$11,575	$11,469	$12,505	$11,982
Accruals	2,968	2,856	6,186	5,566
Settlements	(3,634)	(3,925)	(7,131)	(5,298)
Foreign currency translation	27	572	(624)	(1,278)

Ending balance	$10,936	$10,972	$10,936	$10,972

7. SHARE-BASED COMPENSATION
     Stock Options Plans
     We have two stock option plans: the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are granted for either six or ten year periods and become exercisable ratably, typically over a vesting period of three years, or as determined by the Board of Directors.
     Under the 2001 Plan, adopted in January 2001, 2,100,000 shares of common stock are reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At September 30, 2008, 45,291 shares were available for future issuance under this plan.
     Under the 2003 Plan, as most recently amended by our shareholders in September 2008, 6,800,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options and incentive stock options, and the issuance of restricted stock to employees and certain non-employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At September 30, 2008, 1,515,561 shares were available for future issuance under this plan.

     A summary of stock option activity in our stock option plans during the six months ended September 30, 2008, is as follows:

			Weighted-Average	Aggregate
	Total Number	Weighted-Average	Remaining	Intrinsic Value (1)
	of Shares	Exercise Price	Contractual Term	(in thousands)
Options outstanding as of March 31, 2008	4,783,836	$9.98
Granted	—	—
Exercised	(101,217)	3.42
Cancelled	(262,880)	9.50

Options outstanding as of September 30, 2008	4,419,739	10.16	3.42	$—

Options vested and expected to vest at September 30, 2008	4,384,550	10.20	3.43	$—

Exercisable as of September 30, 2008	4,283,391	$10.27	3.44	$—

(1)	These amounts represent the difference between the exercise price and $2.40, the closing price of Asyst stock on September 30, 2008, as reported on The NASDAQ Global Market, for all in-the-money options outstanding.
     As of September 30, 2008, there was $0.4 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock option plans. We expect to recognize the unrecognized compensation cost over a weighted-average period of 1.18 years.

     Restricted Stock Awards and Restricted Stock Units
     Information with respect to restricted stock units and awards as of September 30, 2008, and activity during the six months then ended, is as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at March 31, 2008	2,465,930	$6.58
Granted	2,132,777	3.63
Vested	(549,001)	3.49
Cancelled	(431,448)	5.75

Outstanding at September 30, 2008	3,618,258	$5.41

     As of September 30, 2008, there was $15.0 million of unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize the unrecognized compensation over a weighted average period of 2.19 years.
     Stock Option Awards and Restricted Stock Units (“RSUs”) with Market and Performance Conditions
     We have granted stock option and restricted stock unit (“RSUs”) awards with market and performance conditions to our executive officers. These stock option and RSU awards vest upon the achievement of certain targets and are payable in shares of our common stock upon vesting, typically with a three or four-year market target or performance achievement period.
     Market Condition Awards and Options
     The market condition stock option and RSU awards measure our relative market performance against that of other companies. The fair value of stock option and RSU awards containing a market condition are based on the market price or market capitalization of our stock on the grant date modified to reflect the impact of the market condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-vesting condition. A summary of activity for the awards and options with market conditions as of September 30, 2008, and activity during the six months then ended, is presented below:

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	(Years)
Outstanding at March 31, 2008	230,666	$2.23
Awards granted	—	—
Awards vested	(27,500)	0.64
Awards cancelled	(63,406)	1.91

Outstanding at September 30, 2008	139,760	$2.69	0.64

     Performance Condition Awards and Options
     The performance stock options and RSU awards measure our relative performance against pre-established targets. The fair value of stock option awards and RSU awards containing a performance condition are based on the market price of our stock on the grant date. Compensation cost is adjusted for subsequent changes in the expected outcome of the performance-vesting condition until the vesting date. A summary of activity for the awards and options with performance conditions as of September 30, 2008, and activity during the six months then ended, is presented below:

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	(Years)
Outstanding at March 31, 2008	410,330	$7.18
Awards granted	949,898	3.65
Awards cancelled	(110,880)	5.11

Outstanding at September 30, 2008	1,249,348	$4.68	2.45

     We do not believe as of September 30, 2008 that the achievement of these performance criteria are probable based on pre-established targets of net income and revenue and therefore did not record any expense for these awards.
     Employee Stock Purchase Plan
     Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 3,500,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, not to exceed 15 percent of an employee’s compensation, at a price not less than 85 percent of the fair market value of the stock on specified purchase dates. We issued 75,249 shares under the Plan during the six months ended September 30, 2008 and 2007. As of September 30, 2008, the number of shares purchased by employees under the Plan totaled 2,999,927.
     Share-Based Compensation Expense
     We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SAB No. 107. SFAS No. 123(R) requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the blended volatility of our stock. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The expected term is determined based on historical experience and future expectations about changes to exercise and turnover patterns. We recognize the fair value of options, net of estimated forfeitures, as expense over the service period using the straight-line attribution approach. We base the risk-free interest rate for periods within the contractual life of the option on the U.S. Treasury yield curve in effect at the grant date.

     Share-based compensation expense related to all stock option awards and employee stock purchase plans for the three and six months ended September 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Share-based compensation expense by category:
Cost of sales	$144	$182	$337	$335
Research and development	194	228	382	413
Selling, general and administrative	1,073	1,595	2,146	2,876

Total share-based compensation expense	$1,411	$2,005	$2,865	$3,624

     During the three and six months ended September 30, 2008 and 2007, respectively, we did not realize any tax benefits because of our full valuation allowance for deferred income tax assets in the U.S.
8. PENSION BENEFIT PLANS
     The following tables summarize the components of net periodic benefit costs for our pension plans:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$333	$284	$681	$567
Interest cost	85	98	174	195
Expected return on plan assets	(101)	(102)	(159)	(203)

Amortization of prior service cost	5	(1)	11	(3)
Amortization of actuarial losses	(4)	5	(7)	10

Net periodic benefit cost	$318	$284	$700	$566

     Employer Contributions
     We previously disclosed in our Form 10-K for the fiscal year ended March 31, 2008 that we expected to contribute $2.2 million to the pension plans in our fiscal year 2009 relating to our subsidiaries in Japan. During the six months ended September 30, 2008, we contributed $1.0 million to the pension plans. We currently anticipate contributing an additional $1.2 million to the pension plans, for a total of $2.2 million in fiscal year 2009.
9. INCOME TAXES

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Benefit from income taxes	$1,522	$1,115	$6,531	$641

     We recorded a benefit from income taxes for the three months ended September 30, 2008 of $1.5 million, which included a tax benefit of $1.2 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, $0.4 million net tax benefit recorded by ATJ and a $0.1 million net tax expense recorded primarily by other international subsidiaries. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the three months ended September 30, 2007 of $1.1 million, which included a tax benefit of $2.0 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $0.4 million tax provision recorded by ATJ and a $0.5 million net tax provision recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the six months ended September 30, 2008 of $6.5 million, which included a tax benefit of $2.4 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, $3.1 million net tax benefit recorded by ATJ and a $1.0 million net tax benefit recorded primarily by other international subsidiaries. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the six months ended September 30, 2007 of $0.6 million, which included a tax benefit of $4.3 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $3.9 million tax provision recorded by ATJ and a $0.2 million net tax provision recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     In compliance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), our total unrecognized tax benefits as of September 30, 2008 and March 31, 2008 were $9.8 million and $9.6 million, respectively, none of which is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2008 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2008 fiscal years remain subject to examination in Japan and Taiwan. Therefore, there could be a change in our FIN 48 liability in the next twelve months that we are currently unable to estimate.
     As a result of the statute of limitations expiring in foreign tax jurisdictions, we released approximately $0.2 million and $0.8 million of liability for unrecognized tax benefits during the three and six months ended September 30, 2008, respectively. Over the next twelve months, we anticipate releasing $0.7 million of gross unrecognized tax benefits.
     Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. Interest and penalties included in our provision for income taxes was $0.1 million and $0.2 million for the three and six months ended September 30, 2008. Interest and penalties included in our provision for income taxes was not material for the three and six months ended September 30, 2007.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was enacted on October 3, 2008 by the U.S. government. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in the third quarter of our fiscal year 2009, which is the quarter in which the law was enacted. We are currently in the process of analyzing the impact of this new law.

10. RESTRUCTURING CHARGES
     The following table sets forth the restructuring activities during the six months ended September 30, 2008:

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2008	$387	$154	$541
Reclassification from other long-term liability	—	65	65
Additional accruals	571	233	804
Non-cash related utilization	—	(101)	(101)
Amounts paid in cash	(811)	(285)	(1,096)

Foreign currency translation	(18)	(8)	(26)

Balance at September 30, 2008	$129	$58	$187

     In the fourth quarter of fiscal year 2008, we implemented a new restructuring plan (“2008 Plan”) involving employee terminations and closure of certain facilities worldwide. This plan is designed to improve efficiencies across our entire organization, reduce operating expense levels, and redirect resources to product development and other critical areas. During the six months ended September 30, 2008, we incurred restructuring charges of $0.8 million, which consisted of $0.6 million in charges for severance costs from a reduction in workforce and $0.2 million in charges for facilities-related costs. We currently do not expect to incur additional restructuring charges under the 2008 Plan during the remainder of fiscal year 2009. We expect to pay the accrual amount outstanding at September 30, 2008 during the remainder of fiscal year 2009.
     Due to the continued decline in demand for semiconductor capital equipment, we have initiated a new cost reduction initiative during the third quarter of fiscal year 2009. This new initiative or restructuring plan (“2009 Plan”) is designed to reduce our annual manufacturing and operating expense levels through employee terminations and closure of certain facilities worldwide. We expect to incur approximately $3 to $5 million of restructuring charges under the 2009 Plan during the third quarter of our fiscal year 2009.
     The following table sets forth the restructuring activities during the six months ended September 30, 2007:

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2007	$—	$788	$788
Reclassification from other long-term liability	—	41	41
Additional accruals	588	393	981
Non-cash related utilization	—	(106)	(106)
Amounts paid in cash	(580)	(490)	(1,070)

Balance at September 30, 2007	$8	$626	$634

     We incurred restructuring charges of $1.0 million for the six months ended September 30, 2007, which consisted of $0.6 million in charges for severance costs from a reduction in force and $0.4 million in charges for future lease commitments for excess facilities. The outstanding accrual amount at September 30, 2007 was paid in fiscal year 2008.
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
     We report the financial results of the following operating segments:
•	Automated Material Handling Systems (“AMHS”). This segment derives revenues from the sale of products and services for automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

•	Fab Automation Products. This segment derives revenues from the sale of products and services for interface products, substrate-handling robotics, Auto-ID systems, sorters, EFEMs and connectivity software.
     Our operating segments do not record inter-segment revenue and, accordingly, there is none to be reported. We have sales and marketing, manufacturing, finance and administration groups. We do not allocate expenses related to each of these groups since expenses for these groups are separately maintained by each of our operating segments. We do not allocate interest and other income, interest expense, or taxes to our operating segments. The CODM evaluates each segment’s performance on the basis of income (loss) from operations. Although the CODM uses income (loss) from operations to evaluate the segments, there may be operating costs included in one segment which may benefit the other segment.
     With the exception of goodwill, we do not identify or allocate assets by operating segment, neither does the CODM evaluate operating segments using discrete asset information.
     Operating segment information for the three and six months ended September 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
AMHS:
Net sales	$70,090	$86,227	$137,687	$162,536
Cost of Sales	55,026	69,081	112,122	124,863

Gross Profit	$15,064	$17,146	$25,565	$37,673

(Loss) income from operations	$(91,017)	$(2,742)	$(98,277)	$150

Fixed assets additions	$966	$1,299	$2,236	$2,094

Amortization and Depreciation	$4,058	$5,765	$8,193	$12,100

Fab Automation Products:
Net sales	$25,025	$48,609	$57,772	$93,920
Cost of Sales	16,337	26,892	33,652	52,567

Gross Profit	$8,688	$21,717	$24,120	$41,353

(Loss) income from operations	$(7,236)	$3,488	$(8,877)	$4,440

Fixed assets additions	$511	$728	$1,250	$1,211

Amortization and Depreciation	$1,140	$1,435	$2,499	$3,068

Consolidated:
Net sales	$95,115	$134,836	$195,459	$256,456
Cost of Sales	71,363	95,973	145,774	177,430

Gross Profit	$23,752	$38,863	$49,685	$79,026

(Loss) income from operations	$(98,253)	$746	$(107,154)	$4,590

Fixed assets additions	$1,477	$2,027	$3,486	$3,305

Amortization and Depreciation	$5,198	$7,200	$10,692	$15,168

     Total income (loss) from operations is equal to consolidated income (loss) from operations for the periods presented. We do not allocate “Interest and other income (expense), net” to our individual segments.

     Significant customers are those customers directly accounting for more than 10% of our net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable were as follows:

	Net Revenue				Accounts Receivable
	Three Months Ended		Six Months Ended		As of
	September 30,		September 30,		September 30,	March 31,
	2008	2007	2008	2007	2008	2008
Customer A	30.2%	23.2%	27.0%	21.1%	*	22.5%
Customer B	19.2%	*	17.9%	*	21.2%	*
Customer C	*	*	*	10.8%	*	*
Customer D	*	12.2%	*	10.2%	*	14.3%

*	Less than 10%

12. DEBT
     Debt and capital leases consisted of the following:

	September 30,	March 31,
	2008	2008
Short-term loans	$69,780	$35,250

Long-term loans	78,534	119,475
Capital leases	105	203

Total debt and capital leases	78,639	119,678

Less: Current portion of long-term debt and capital leases (1)	(78,624)	(7,011)

Long-term debt and capital leases, net of current portion	$15	$112,667

(1)	After giving effect to recent amendments, we were in compliance with our debt covenants under our principal credit facility as of September 30, 2008. Nonetheless, we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank credit facility as current in accordance with EITF No. 86-30. However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We intend to initiate discussions with our banks for further amendment or waiver of our covenants, however there can be no assurance that we will receive amendment or waiver.
     At September 30, 2008, future maturities of all long-term debt and capital leases were as follows:

Fiscal Year Ending March 31,	Amount
Remainder of 2009	$4,178
2010	12,350
2011	18,598
2012	26,923
2013 and thereafter	16,590

Total	$78,639

     Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for a $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We initially elected to borrow $137.5 million of this credit facility in Yen at the Yen LIBOR rate, incurring an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants.
     On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF No. 98-14, "Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. We incurred amendment fees and other costs and expenses of approximately $0.6 million, which are being amortized as interest expense over the remaining term of the agreement. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008 and June 30, 2008.
     As of October 15, 2008, we further amended the facility to waive and modify covenants related to minimum EBITDA, minimum liquidity, consolidated interest coverage and maximum debt to capital. This amendment also increased the margin on LIBOR loans to 6.0%, compared with 4.25% previously, and increases the amount of principal payments on the term loan during calendar year 2009 by a minimum of $10 million. Specifically, under the amendment, we are required to increase the amount of our principal payments on the term loan during each fiscal quarter of calendar year 2009 by the higher of (a) $2,500,000 or (b) fifty percent of the amount by which our consolidated EBITDA for the quarter exceeds $5,000,000. Accordingly, the actual amount by which the principal payments increase during calendar year 2009 will be determined by our EBITDA performance in each quarter of calendar year 2009, and could be higher. We incurred amendment fees and related expenses of $0.6 million, which will be amortized as interest expense over the remaining life of the facility.
     As of November 10, 2008, we further amended the facility to eliminate covenants related to maximum debt to capital ratios, and replaced these with covenants related to maximum pre-tax loss. Each covenant modification under these amendments is effective as of our fiscal quarter ended September 30, 2008. After giving effect to the amendments, we were in compliance with our debt covenants as of September 30, 2008. We incurred an amendment fee and related expenses of approximately $0.1 million, which will be amortized as interest expense over the remaining life of the facility.
     As of September 30, 2008, we had borrowings outstanding of approximately $78.5 million under the credit facility (with $12.8 million in available borrowing used to support two standby letters of credit issued under the credit facilities). Our pre-tax interest rate at September 30, 2008 was 5.24 percent. As of September 30, 2008, we had approximately $3.0 million of bank fees, costs and related legal and other expenses which are being amortized as additional interest expense over the remaining term of the credit facility. If our current credit facility is refinanced in a transaction required to be accounted for as an extinguishment or the outstanding balance is demanded by the lender, unamortized debt issue costs at the demand or refinancing date would be required to be expensed in the period of refinancing or demand. We were fully drawn under the KeyBank facility at September 30, 2008.
     The continued downturn in our industry continues to pressure our operating results and profitability and we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank credit facility as current in accordance with EITF No. 86-30. However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We intend to initiate discussions with our banks for amendment or waiver of covenants under the facility. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available or outstanding borrowings under the facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and that we will be able to work with the banks to maintain a covenant structure that will provide us with adequate operating flexibility and liquidity. However there can be no assurance that, if we need waiver or amendment, we will be able to structure an agreement on favorable terms.
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
Other Debt Financing Arrangements
     We have additional lines of credit available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of September 30, 2008 was 8.9 billion Japanese Yen (approximately U.S. $84.0 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of September 30, 2008 was 7.4 billion Japanese Yen (approximately U.S. $69.8 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit are variable based on the Tokyo Interbank Offered Rate (TIBOR) (0.72 percent at September 30, 2008), plus margins of 0.40 percent to 2.25 percent. We are not required to provide any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries.
13. FAIR VALUE MEASUREMENTS
     We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) effective April 1, 2008 for financial assets and liabilities. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received upon the sale of an asset, or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. SFAS No. 157 requires us to maximize the use of observable market data, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments held in money market funds, which are included in cash and cash equivalents, at fair value. The following table summarizes the valuation of our investments and the financial instruments which were determined by using the following inputs at September 30, 2008:

	Fair Value Measurements at September 30, 2008
	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents
Money market funds	$21,902	$—	$—	$21,902

Total	$21,902	$—	$—	$21,902

     Our investments held in money market funds of $21.9 million at September 30, 2008 are classified within Level 1 of the fair value hierarchy because they are valued utilizing market observable inputs with reasonable levels of price transparency.
     We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), effective April 1, 2008. Under SFAS No. 159, we may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.
     We performed an evaluation of the fair value of our money market funds in light of the current economic conditions. Our evaluation resulted in the determination that the carrying value of our money market funds held at September 30, 2008 approximated their respective fair values.
14. RELATED-PARTY TRANSACTIONS
     Our Japan subsidiary, AJI, has certain transactions with MECS Korea in which AJI is a minority shareholder. During the first quarter of fiscal 2009, we experienced a dilution of our MECS Korea investment from 19.4 percent to 13.7 percent which resulted in a shift from the equity method to the cost method to account for this investment.

     At September 30, 2008 and March 31, 2008, respectively, significant balances with AJI and MECS Korea were as follows:

	September 30,	March 31,
	2008	2008
Accounts receivable from MECS Korea	$4	$26
Accounts payable due to MECS Korea	26	67
Accrued liabilities due to MECS Korea	—	6
     During the three and six months ended September 30, 2008 and 2007, respectively, sales to and purchases from AJI and MECS Korea were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales to MECS Korea	$4	$7	12	24
Purchases from MECS Korea	25	220	180	267
15. COMMITMENTS AND CONTINGENCIES
     Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At September 30, 2008, the future minimum commitments under these leases were as follows:

Fiscal Year Ending March 31,	Capital Lease	Operating Lease	Total
Remainder of 2009	$86	$3,049	$3,135
2010	9	4,109	4,118
2011	8	2,200	2,208
2012	3	1,479	1,482
2013	1	1,352	1,353

Total	107	$12,189	$12,296

Less: interest	(2)

Present value of minimum lease payments	105
Less: current portion of capital leases	(89)

Capital leases, net of current portion	$16

     Rent expense under our operating leases was approximately $1.4 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively. Rent expense under our operating leases was approximately $2.9 million and $2.5 million for the six months ended September 30, 2008 and 2007, respectively.
Purchase Commitments
     At September 30, 2008, the total of non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $45.4 million.

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
     We appealed the Court’s judgment. However, on October 10, 2008, the United States Court of Appeals for the Federal Circuit affirmed the district court’s ruling on the defendants’ motion for judgment as a matter of law that the asserted claims of the ‘421 patent are invalid for obviousness. The Federal Circuit did not address the ruling on invalidity for double patenting or on defendants’ motion for a new trial.
     In parallel to the court action, the defendants sought a re-examination by the Patent and Trademark Office of the patent claims in suit. The Patent and Trademark Office issued a ruling dated July 17, 2008 which invalidated all but one of the claims of the patent in suit.
     We are considering a further appeal of these rulings.
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
     Other Matters
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third-party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of September 30, 2008.
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
16. SUBSEQUENT EVENTS
     On October 28, 1996, we filed suit in the United States District Court for the Northern District of California against Jenoptik AG, and others, alleging, among other things, that certain products infringe our United States patents. On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. On August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law, the effect of which was to invalidate our patent in suit and dispose of the action in its entirety in favor of defendants. We appealed the Court’s judgment. However, on October 10, 2008, the United States Court of Appeals for the Federal Circuit affirmed the district court’s ruling on the defendants’ motion for judgment as a matter of law. See Note 15, “Commitments & Contingencies,” above for additional detail describing this event.
     As of October 15, 2008, we amended our credit facility to waive and amend certain covenants and increase principal payments. See Note 2, “Liquidity,” and Note 12, “Debt,” above for additional detail describing this amendment.

     As of November 10, 2008, we further amended our credit facility with Key Bank to eliminate covenants related to maximum debt to capital ratios, and replaced these with covenants related to maximum pre-tax loss. Each covenant modification under these amendments is effective as of our fiscal quarter ended September 30, 2008. After giving effect to the amendments, we were in compliance with our debt covenants as of September 30, 2008. We incurred an amendment fee and related expenses of approximately $0.1 million, which will be amortized as interest expense over the remaining life of the facility. The continued downturn in our industry continues to pressure our operating results and profitability and we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). See Note 2, “Liquidity,” and Note 12, “Debt,” above for additional detail describing this amendment.
     On July 14, 2006, we purchased from Shinko shares of ATJ representing an additional 44.1 percent of outstanding capital stock of ATJ. This purchase increased our consolidated ownership of ATJ to 95.1 percent. Under our agreement, either we or Shinko may give notice at any time to the other, calling for AJI to purchase the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $12.3 million at the September 30, 2008 exchange rate). By letter dated October 24, 2008, Shinko notified us of its intention to sell to us as of January 24, 2009 the remaining 4.9 percent of outstanding capital stock of ATJ. See Note 1, “Basis of Presentation,” above for additional details.

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
     We invoice a substantial portion of our revenues in Japanese Yen and are subject to currency fluctuation rates. We generally translate the assets and liabilities of our Japanese operations and their subsidiaries using period-end exchange rates. For this reason, a significant movement in relative exchange rates — for example, between the U.S. Dollar and the Japanese Yen, or between the Japanese Yen and the Korean Won — could result in an unexpected gain or loss which could be material in any period. We reflect translation adjustments as a component of “Accumulated other comprehensive income (loss)” in our Condensed Consolidated Balance Sheets.
Our Operating Segments
     We report our financial results through the following two reportable segments:
•	AMHS. This segment derives revenues from the sale of products and services for automated transport and loading systems for semiconductor fabs and flat panel display manufacturers.

•	Fab Automation Products. This segment derives revenues from the sale of products and services for interface products, substrate-handling robotics, Auto-ID systems, sorters, EFEMs and connectivity software.
     For further descriptions of our operating segments, see Note 11, “Reportable Segments,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Our reportable segments are the same as our operating segments.
     We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period-to-period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements or customer ability to finance such purchases; (4) relative competitiveness of our products; and (5) our ability to successfully manage the outsourcing of our manufacturing activities to meet customers’ demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2008 and for the three and six months ended September 30, 2008 may not be indicative of our future operating results.
     We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.
     Status of Material Weakness
     We concluded in Item 9A of our Form 10-K for fiscal year 2008 filed on June 12, 2008, that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2008. Item 9A provided a summary of the material weakness outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2008, and other related information. Because this material weakness remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of September 30, 2008, together with a summary of these material weaknesses and the status of our remediation efforts.

     New Developments
     On June 20, 2008, we were notified by Riley Investment Partners Master Fund L.P. (“Riley Investment”), a hedge fund, of its intention to solicit proxies at our next annual meeting in order to gain control of our Board and cause the sale of our company. On September 8, 2008, Riley Investment announced its withdrawal of director nominations for our 2008 annual meeting which occurred on September 16, 2008. We also received an unsolicited communication, including a letter dated July 9, 2008, from Aquest Systems Corp. (“Aquest”) expressing an interest to explore an acquisition of all of our outstanding common stock for a price of $6.50 per share in cash (the “Aquest Proposal”). However, Aquest was unable to assemble and submit a transaction proposal to purchase our outstanding common stock, and on October 9, 2008, we ended our discussions regarding the Aquest Proposal.
     Goodwill Impairment Charge
     During and after the second quarter of our fiscal year 2009, we experienced certain events and circumstances which appeared to make it more likely than not that an impairment of our goodwill may have occurred. We experienced a sustained, significant decline in our stock price during and after the end of the current fiscal quarter, thus reducing our market capitalization. On October 9, 2008, we also experienced the termination of our discussions with Aquest Systems Corp. regarding their expression of an interest to acquire all of our outstanding common stock for a price of $6.50 per share. In addition, our updated long-term financial forecast indicated lower estimated short-term and long-term profitability. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the short-term and long-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill. Due to these events and circumstances, we performed an interim goodwill impairment assessment during the second quarter of our fiscal year 2009.
     Based on the results of our impairment assessment of goodwill, we determined that the carrying value of our AMHS segment exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our AMHS segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of our analysis indicated that there would be no remaining implied value attributable to goodwill in our AMHS segment and accordingly, we wrote off all $89.4 million of goodwill associated with our AMHS segment as of September 30, 2008. Our assessment of goodwill impairment indicated that as of September 30, 2008, the fair value of our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.
     See Note 6, “Balance Sheet Components,” for additional details.
     Outlook and Liquidity
     The semiconductor equipment industry is currently in a downturn. As a result, we have experienced a decline in sales and we currently anticipate that sales will decline further in our fiscal third quarter ending December 31, 2008. In response, we have significantly reduced costs throughout our business and have reduced the sales level required to maintain neutral or positive cash flow. We expect to see a modest improvement in our sales for the fiscal fourth quarter ending March 31, 2009. However, we lack sufficient visibility to predict with certainty whether sales are sustainable at these levels or when industry demand will improve. We will continue to evaluate the sales outlook and may need to cut costs further. However there can be no assurance that we will be able to cut sufficient costs to avoid future losses or negative cash flow.
     We currently have a high level of outstanding indebtedness. The current industry downturn’s negative impact on our financial results has caused us to be out of compliance with financial covenants under our principal credit facility. Over the past several months, we have negotiated three amendments to this facility in order to maintain compliance and we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long- term portion of our KeyBank National Association credit facility as current in accordance with EITF No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor” (“EITF 86-30”). However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We intend to initiate discussions with our banks for further amendment or waiver of covenants under the facility. We believe that our bank relationships are good and that the banks will work with us to establish a covenant structure that provides us with sufficient liquidity and operating flexibility. However, there can be no assurance that we will be able to obtain further waiver or amendment of covenants or that such waiver or amendment will be on favorable terms. Under these circumstances, we could be forced to repay some or all of our debt. We do not have sufficient cash to repay all of our debt. We may need to seek additional financing, which could be expensive or dilutive, or entail covenants that are more restrictive than our current structure. There can be no assurance that financing would be available to us. See Note 12, “Debt,” above, for additional details.

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
     Management believes there have been no significant changes during the three and six months ended September, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
     Results of Operations for the Three and Six months Ended September 30, 2008 and 2007
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
AMHS:
Net sales	$70,090	$86,227	$137,687	$162,536
Cost of Sales	55,026	69,081	112,122	124,863

Gross Profit	$15,064	$17,146	$25,565	$37,673

(Loss) income from operations	$(91,017)	$(2,742)	$(98,277)	$150

Fab Automation Products:
Net sales	$25,025	$48,609	$57,772	$93,920
Cost of Sales	16,337	26,892	33,652	52,567

Gross Profit	$8,688	$21,717	$24,120	$41,353

(Loss) income from operations	$(7,236)	$3,488	$(8,877)	$4,440

Consolidated:
Net sales	$95,115	$134,836	$195,459	$256,456
Cost of Sales	71,363	95,973	145,774	177,430

Gross Profit	$23,752	$38,863	$49,685	$79,026

(Loss) income from operations	$(98,253)	$746	$(107,154)	$4,590

     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
AMHS:
Net sales	73.7%	63.9%	70.4%	63.4%
Cost of Sales	57.9%	51.2%	57.4%	48.7%

Gross Profit	15.8%	12.7%	13.1%	14.7%

(Loss) income from operations	(95.7)%	(2.0)%	(50.3)%	0.1%

Fab Automation Products:
Net sales	26.3%	36.1%	29.6%	36.6%
Cost of Sales	17.2%	19.9%	17.2%	20.5%

Gross Profit	9.1%	16.1%	12.3%	16.1%

(Loss) income from operations	(7.6)%	2.6%	(4.5)%	1.7%

Consolidated:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	75.0%	71.2%	74.6%	69.2%

Gross Profit	25.0%	28.8%	25.4%	30.8%

(Loss) income from operations	(103.3)%	0.6%	(54.8)%	1.8%

Second Quarter of 2009 Compared to Second Quarter of 2008
Net Sales
Consolidated
     During the three months ended September 30, 2008, consolidated net sales decreased by $39.7 million, or 29.5 percent, compared to the same period of the prior fiscal year. This decrease was driven by volume decreases of $29.2 million from semiconductor AMHS projects, $10.9 million from interface products, $7.2 million from Spartan Sorters and EFEMs, $2.2 million from robotics, $2.1 million from Auto-ID systems, $0.6 million from software and $0.6 million from service. Partially offsetting the decreases was an increase of $13.1 million from sales of flat panel AMHS projects. We continued to experience a decline in our net sales during the three months ended September 30, 2008, primarily due to the current general economic condition of the industries in which we compete.
     Geographically, net sales for the three months ended September 30, 2008 compared with the three months ended September 30, 2007 decreased by $25.2 million in Taiwan, $9.7 million in North America, $6.8 million in Europe, $6.1 million in China, $3.8 million in Other APAC and $1.9 million in Japan. The only region with an increase was Korea, which increased by $13.8 million. The geographical breakdown of consolidated net sales for the three months ended September 30, 2008 was 52.1 percent for Japan, 20.6 percent for Korea, 14.7 percent for North America, 6.6 percent for Taiwan, 2.5 percent for Europe, 2.3 percent for Other APAC and 1.2 percent for China. Other APAC represents all Asia Pacific countries excluding Japan, Taiwan, China and Korea. Sales to end-users and OEMs for the three months ended September 30, 2008 were 87.0 percent and 13.0 percent, respectively.
AMHS
     Net sales for our AMHS segment during the second quarter of our fiscal year 2009 decreased by $16.1 million, or 18.7 percent, compared to the corresponding period of the prior fiscal year. This decrease was primarily driven by a volume decrease of $29.2 million in semiconductor AMHS projects attributed to customers in Taiwan reducing their capital investments due to the overall industry slowdown. This decrease was partially offset by volume increases of $13.1 million in flat panel AMHS projects resulting from sales relating to a significant Generation 8 (also referred to as “Gen 8”) contract secured during the fourth quarter of fiscal year 2008.

     Geographically, net sales for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007 decreased by $20.9 million in Taiwan, $4.9 million in China, $3.4 million in North America, $2.7 million in Europe and $2.4 million in Other APAC. This decrease was mitigated by an increase in net sales of $13.4 million in Korea and $4.8 million in Japan. The net sales declines were primarily driven by reduced capital spending by our customers for our semiconductor AMHS projects due to the overall industry slowdown. The $13.4 million increase in Korea resulted from the significant Gen 8 contract secured in the fourth quarter of the prior fiscal year. The geographical breakdown of AMHS sales for the three months ended September 30, 2008 was 59.5 percent for Japan, 27.3 percent for Korea, 7.3 percent for Taiwan, 5.3 percent for North America, 0.5 percent for Europe and 0.1 percent for China.
Fab Automation
     Net sales for our Fab Automation segment during the three months ended September 30, 2008 decreased by $23.6 million or 48.5 percent compared to the same period of the prior fiscal year. This decrease was mainly driven by volume declines of $7.2 million from Spartan Sorters and EFEMs, $6.7 million from 200mm loadports, $3.8 million from 300mm loadports, $2.2 million from robotics, $2.1 million from Auto-ID systems, $0.6 million from service, $0.6 million from software and $0.4 million from Plus Portals. These declines resulted from the current industry downturn in our core market.
     Geographically, net sales for the three months ended September 30, 2008 compared with the three months ended September 30, 2007 decreased by $6.7 million in Japan, $6.5 million in North America, $4.3 million in Taiwan, $4.1 million in Europe, $1.3 million in Other APAC and $1.2 million in China. Korea represented the only region where we experienced an increase in net sales of $0.5 million. The geographical breakdown of Fab Automation sales for the three months ended September 30, 2008 was 41.2 percent for North America, 31.3 percent for Japan, 8.8 percent for Other APAC, 8.2 percent for Europe, 4.7 percent for Taiwan, 4.0 percent for China and 1.8 percent for Korea.
First Six Months of 2009 Compared to First Six Months of 2008
Net Sales
Consolidated
     During the six months ended September 30, 2008, consolidated net sales decreased by $61.0 million or 23.8 percent compared to the same period of the prior fiscal year. This decrease was driven by volume decreases of $48.8 million from semiconductor AMHS projects, $16.9 million from interface products, $9.1 million from Spartan Sorters and EFEMs, $4.0 million from robotics, $3.6 million from Auto-ID systems, $1.9 million from software and $0.4 million from service. Partially offsetting the decreases was an increase of $23.7 million from flat panel AMHS projects. We continued to experience a decline in net sales during the six months ended September 30, 2008 primarily due to the current general economic condition of the industries in which we compete.
     Geographically, net sales for the six months ended September 30, 2008 compared with the six months ended September 30, 2007 decreased by $41.2 million in Taiwan, $16.8 million in North America, $13.1 million in Europe, $7.3 million in China, $6.4 million in Other APAC and $3.8 million in Japan. The only region with an increase was Korea, which increased by $27.6 million. The geographical breakdown of consolidated net sales for the six months ended September 30, 2008 was 48.0 percent for Japan, 20.6 percent for Korea, 16.6 percent for North America, 8.2 percent for Taiwan, 2.7 percent for Europe, 2.3 percent for Other APAC and 1.6 percent for China. Other APAC represents all Asia Pacific countries excluding Japan, Taiwan, China and Korea. Sales to end-users and OEMs for the six months ended September 30, 2008 were 84.9 percent and 15.1 percent, respectively.
AMHS
     Net sales for our AMHS segment during the second quarter of our fiscal year 2009 decreased by $24.8 million or 15.3 percent compared to the corresponding period of the prior fiscal year. This decrease was primarily driven by a volume decrease of $48.8 million in semiconductor AMHS projects attributed to customers in Taiwan and Europe regions reducing their capital investments due to the overall industry slowdown. This decrease was partially offset by volume increases of $23.7 million in flat panel displays resulting from a significant Gen 8 contract secured during the fourth quarter of fiscal year 2008 and $0.3 million in service sales.
     Geographically, net sales for the six months ended September 30, 2008 as compared with the six months ended September 30, 2007 decreased by $34.5 million in Taiwan, $7.5 million in Europe, $5.7 million in China, $5.5 million in North America and $3.1 million in Other APAC. This decrease was mitigated by an increase in net sales of $27.0 million in Korea and $4.4 million in Japan.

The net sale decline in Taiwan was primarily driven by reduced capital spending by our customers for our semiconductor AMHS projects due to the overall industry slowdown. The $27.0 million increase in Korea resulted from the significant Gen 8 contract secured in the fourth quarter of the prior fiscal year. The geographical breakdown of AMHS sales for the six months ended September 30, 2008 was 52.7 percent for Japan, 28.7 percent for Korea, 9.6 percent for Taiwan, 8.3 percent for North America, 0.5 percent for Europe and 0.2 percent for China.
Fab Automation
     Net sales for our Fab Automation segment during the six months ended September 30, 2008 decreased by $36.1 million or 38.5 percent compared to the same period of the prior fiscal year. This decrease was driven by volume declines of $9.1 million from Spartan Sorters and EFEMs, $8.6 million from 200mm loadports, $7.3 million from 300mm loadports, $4.0 million from robotics, $3.6 million from Auto-ID systems, $1.9 million from software, $1.0 million from Plus Portals and $0.6 from service. These declines resulted from the current industry downturn in our core market.
     Geographically, net sales for the six months ended September 30, 2008 compared with the six months ended September 30, 2007 decreased by $11.5 million in North America, $8.2 million in Japan, $6.5 million in Taiwan, $5.6 million in Europe, $3.3 million in Other APAC and $1.6 million in China. Korea represented the only region where we experienced an increase in net sales of $0.6 million. The geographical breakdown of Fab Automation sales for the six months ended September 30, 2008 was 37.0 percent for Japan, 36.2 percent for North America, 8.0 percent for Europe, 7.7 percent for Other APAC, 4.9 percent for China, 4.7 percent for Taiwan and 1.5 percent for Korea.
Comparison of Expenses, Gross Margin, Interest & Other Income, and Income Taxes
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0%	71.2%	74.6%	69.2%

Gross profit	25.0%	28.8%	25.4%	30.8%

Operating expenses:
Research and development	10.4%	6.7%	10.6%	6.7%
Selling, general and administrative	20.4%	17.4%	20.3%	17.6%
Amortization of acquired intangible assets	3.1%	3.8%	3.2%	4.3%
Goodwill impairment charge	94.0%	0.0%	45.8%	0.0%
Restructuring and other charges	0.3%	0.3%	0.4%	0.4%

Total operating expenses	128.3%	28.2%	80.2%	29.0%

(Loss) income from operations	(103.3)%	0.6%	(54.8)%	1.8%

Interest and other income (expense), net:
Interest income	0.2%	0.4%	0.2%	0.4%
Interest expense	(2.2)%	(1.8)%	(2.6)%	(1.9)%
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	0.0%	(2.4)%	0.0%	(1.2)%
Other expense, net	(1.4)%	2.7%	(2.7)%	0.7%

Interest and other income (expense), net	(3.4)%	(1.1)%	(5.1)%	(2.0)%

(Loss) income before income taxes and minority interest	(106.7)%	(0.5)%	(59.9)%	(0.2)%
Benefit from (provision for) income taxes	1.6%	0.8%	3.3%	0.2%
Minority interest	0.0%	0.0%	0.0%	0.0%

Net loss	(105.1)%	0.3%	(56.6)%	0.0%

Second Quarter of 2009 Compared to Second Quarter of 2008
Gross Margin
Consolidated
     Consolidated gross profit for the three months ended September 30, 2008 was $23.8 million, which was $15.1 million lower than the corresponding period of the prior fiscal year primarily due to sales volume decreases in semiconductor AMHS projects, 200mm and 300mm loadports, Spartan Sorters and EFEMs, robotics, service and Auto-ID systems. The gross margin percentage for the three months ended September 30, 2008 was 25.0 percent, decreasing by 3.9 percent from the corresponding period of the prior fiscal year. This overall decrease in gross margin percentage primarily reflects decreased mix of sales from our lower margin AMHS segment, which saw a 18.7 percent sales decline during this period, compared to a 48.5 percent sales decline for our higher margin Fab Automation segment. It also reflects the impact of certain lower margin projects in our AMHS segment, which continues to face both competitive and customer pressure related to pricing.
AMHS
     AMHS gross profit for the three months ended September 30, 2008 was $15.1 million with a gross margin of 21.5 percent, compared to $17.1 million gross profit or 19.9 percent gross margin for the three months ended September 30, 2007. The $2.0 million decrease in gross profit was primarily driven by the volume decline in semiconductor AMHS projects related to customers in Taiwan reducing their capital investments due to the overall industry slowdown. The 1.6 percent gross margin increase primarily resulted from higher pricing from one of our largest projects, which translated to a higher overall gross margin during this period.

Fab Automation
     Fab Automation gross profit for the three months ended September 30, 2008 was $8.7 million with a gross margin of 34.7 percent compared to $21.7 million gross profit or 44.7 percent gross margin for the three months ended September 30, 2007. The $13.0 million decrease in gross profit resulted primarily from the lower sales volume in 200mm and 300mm loadports, Spartan Sorters and EFEMs, robotics and Auto-ID systems. The decrease in our gross profit was also due to a $1.9 million charge resulting from reductions in purchase volumes with our contract manufacturer, Flextronics. The 10.0 percent gross margin decrease in our Fab Automation’s gross margin was driven primarily from the $1.9 million reduction in purchase volume charge from Flextronics.
First Six Months of 2009 Compared to First Six Months of 2008
Gross Margin
Consolidated
     Consolidated gross profit for the six months ended September 30, 2008 was $49.7 million, which was $29.3 million lower than the corresponding period of the prior fiscal year primarily due to sales volume decreases in semiconductor AMHS projects, interface products, Spartan Sorters and EFEMs, robotics, service and Auto-ID systems. The gross margin percentage for the six months ended September 30, 2008 was 25.4 percent, decreasing by 5.4 percent from the corresponding period of the prior fiscal year. This overall decrease in gross margin percentage primarily reflects increased mix of sales from our lower margin AMHS segment, which experienced a 15.3 percent sales decline during this period, compared to a 38.5 percent sales decline for our higher margin Fab Automation segment. It also reflects the impact of certain lower margin projects in our AMHS segment, which continues to face both competitive and customer pressure related to pricing, combined with projected cost reduction initiatives that did not materialize.
AMHS
     AMHS gross profit for the six months ended September 30, 2008 was $25.6 million with a gross margin of 18.6 percent, compared to $37.7 million gross profit or 23.2 percent gross margin for the six months ended September 30, 2007. The $12.1 million decrease in gross profit was primarily driven by projected cost reduction initiatives that did not materialize and from reduced pricing on certain projects and products. The 4.6 percent gross margin decline primarily resulted from reduced pricing on certain projects and products, which translated to lower average selling prices and lower gross margins during this period, and from projected cost reduction initiatives that did not materialize.
Fab Automation
     Fab Automation gross profit for the six months ended September 30, 2008 was $24.1 million with a gross margin of 41.8 percent compared to $41.4 million gross profit or 44.0 percent gross margin for the six months ended September 30, 2007. The $17.3 million decrease in gross profit resulted primarily from lower sales volume in Spartan Sorters and EFEMs, 200mm and 300mm loadports, robotics and Auto-ID systems. The decrease in our gross profit was also due to the $1.9 million charge resulting from reductions in purchase volumes with Flextronics. The 2.2 percent gross margin decrease in our Fab Automation’s gross margin was driven primarily from the $1.9 million reduction in purchase volume charge from Flextronics.
Research and Development

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentages)	2008	2007	Change	2008	2007	Change
Research and development	$9,875	$9,075	$800	$20,768	$17,374	$3,394

Percentage of total net sales	10.4%	6.7%		10.6%	6.7%
     Over the past two years we have increased our investment in new product development. The results of our investments have included the development and the commercial release of a number of significant new products including Agile Automation, Falcon Integrated Loadport, Velocity HTC Conveyor and VAO software. We have continued this trend by increasing our research and development expense by $0.8 million for the three months ended September 30, 2008, compared to the same period of the prior fiscal year. This increase was primarily to continue supporting new product development material expenses.

     The research and development expense increased $3.4 million for the six months ended September 30, 2008, compared to the same period of the prior fiscal year. This increase was primarily due to increases of $2.0 million in new product development material expenses, $0.2 million in outside services for software development and the remaining $1.2 million in all other miscellaneous research and development expenses.
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
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$19,377	$23,485	$(4,108)	$39,585	$45,153	$(5,568)

Percentage of total net sales	20.4%	17.4%		20.3%	17.6%
     The selling, general and administrative (“SG&A”) expense decrease of $4.1 million for the three months ended September 30, 2008 compared to the same period of fiscal year 2008 primarily resulted from the implementation of recent cost reduction initiatives. In addition, the current fiscal quarter excluded a $1.8 million charge recorded in the same period of the prior fiscal year relating to the establishment of a reserve against a prepaid advance to a Korean supplier due to the cancellation of an order with a customer. The SG&A decrease also resulted from a $0.5 million decrease in share-based compensation expense and a $0.5 million decrease in our bad debt reserve. These decreases were partially offset by $0.7 million in incremental proxy contest costs and related professional fees in response to proposals from Riley Investment Partners Master Fund L.P.’s to gain control of our Board and from Aquest Systems Corp.’s to acquire the Company.
     The $5.6 million decrease in SG&A expenses during the six months ended September 30, 2008 compared to the same period of fiscal year 2008 also primarily resulted from the implementation of recent cost reduction initiatives combined with the absence of the $1.8 million charge related to the Korean supplier. The SG&A expense decrease was also due to a $0.7 million decrease in share-based compensation expense and a $0.6 million decrease in our bad debt reserve. These decreases were offset in part by $1.1 million in incremental proxy contest costs and related professional fees.

Amortization of Acquired Intangibles Assets

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Amortization of acquired intangible assets	$2,994	$5,121	$(2,127)	$6,251	$10,928	$(4,677)

Percentage of total net sales	3.1%	3.8%		3.2%	4.3%
     The decrease in the amortization expense for the three and six months ended September 30, 2008, compared with the corresponding periods in the prior fiscal year, was due to some of our acquired intangibles becoming fully amortized during the second quarter of our fiscal year 2008.
Goodwill Impairment Charge

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Goodwill impairment charge	$89,431	$—	$89,431	$89,431	$—	$89,431

Percentage of total net sales	94.0%	0.0%		45.8%	0.0%
     During and after the second quarter of our fiscal year 2009, we experienced certain events and circumstances which appeared to make it more likely than not that an impairment of our goodwill may have occurred. We experienced a sustained, significant decline in our stock price during and after the end of the current fiscal quarter, thus reducing our market capitalization. On October 9, 2008, we also experienced the termination of our discussions with Aquest Systems Corp. regarding their expression of an interest to acquire all of our outstanding common stock for a price of $6.50 per share. In addition, our updated long-term financial forecast indicated lower estimated short-term and long-term profitability. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the short-term and long-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill. Due to these events and circumstances, we performed an interim goodwill impairment assessment during the second quarter of our fiscal year 2009.
     Based on the results of our impairment assessment of goodwill, we determined that the carrying value of our AMHS segment exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our AMHS segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of our analysis indicated that there would be no remaining implied value attributable to goodwill in our AMHS segment and accordingly, we wrote off all $89.4 million of goodwill associated with our AMHS segment as of September 30, 2008. Our assessment of goodwill impairment indicated that as of September 30, 2008, the fair value of our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.
     See Note 6, “Balance Sheet Components,” for additional details.

Restructuring Charges

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Restructuring charges	$328	$436	$(108)	$804	$981	$(177)

Percentage of total net sales	0.3%	0.3%		0.4%	0.4%
     In the fourth quarter of fiscal year 2008, we implemented a new restructuring plan (“2008 Plan”) involving employee terminations and closure of certain facilities worldwide. This plan is designed to improve efficiencies across our entire organization, reduce operating expense levels, and redirect resources to product development and other critical areas. We currently do not expect to incur additional restructuring charges under the 2008 Plan during the remainder of fiscal year 2009. During the three months ended September 30, 2008, we incurred restructuring charges of $0.3 million for severance costs. During the six months ended September 30, 2008, we incurred restructuring charges of $0.8 million, which consisted of $0.6 million in charges for severance costs from a reduction in workforce and $0.2 million in charges for facilities-related costs.
     During the three and six months ended September 30, 2007, we incurred restructuring charges of $0.4 million and $1.0 million, related to excess facility charges in connection with our Japan and Taiwan office relocation and consolidation.
     We expect to pay the outstanding restructuring accrual amount at September 30, 2008, as noted in the following table (in thousands), during the remainder of our fiscal year 2009.

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2008	$387	$154	$541
Reclassification from other long-term liability	—	65	65
Additional accruals	571	233	804
Non-cash related utilization	—	(101)	(101)
Amounts paid in cash	(811)	(285)	(1,096)

Foreign currency translation	(18)	(8)	(26)

Balance at September 30, 2008	$129	$58	$187

     Due to the continued decline in demand for semiconductor capital equipment, we have initiated a new cost reduction initiative during the third quarter of fiscal year 2009. This new initiative or restructuring plan (“2009 Plan”) is designed to reduce our annual manufacturing and operating expense levels through employee terminations and closure of certain facilities worldwide. We expect to incur approximately $3 to $5 million of restructuring charges under the 2009 Plan during the third quarter of our fiscal year 2009.

Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Interest income	$222	$477	$(255)	$443	$1,061	$(618)
Interest expense	(2,115)	(2,408)	293	(5,131)	(4,895)	(236)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	—	(3,135)	3,135	—	(3,135)	3,135
Foreign currency exchange (loss) gain	(1,729)	2,549	(4,278)	(5,589)	(347)	(5,242)
Other income, net	359	1,123	(764)	351	2,171	(1,820)

Interest and other income (expense), net	$(3,263)	$(1,394)	$(1,869)	$(9,926)	$(5,145)	$(4,781)

     Interest income during the three and six months ended September 30, 2008 compared to the same periods in the prior fiscal year was lower due to lower average cash and investment balances and lower rates of return between the periods.
     Interest expense was lower during the three months ended September 30, 2008 compared to the same period of the prior fiscal year due to lower average loan balances and lower average interest rates between the periods.
     Interest expense for the six months ended September 30, 2008 was higher, compared to the same period of the prior fiscal year, primarily due to the write-off of $0.9 million in debt issuance costs related to our KeyBank credit facility. On April 30, 2008 we amended our KeyBank credit agreement, reducing the principal amount of the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. Interest expense for the six months ended September 30, 2008 was also higher due to higher average interest rates on our KeyBank credit facility and from increased usage of our local bank lines in Japan.
     The write-off of fees related to the early extinguishment of debt and early redemption of convertible securities during the three and six months ended September 30, 2007 was due to the write-off of $2.4 million of fees from early extinguishment of the credit facility with Bank of America and $0.7 million for the redemption of the convertible subordinated notes. There was no such write-off during the three and six months ended September 30, 2008.
     Foreign currency exchange loss was higher during both the three and six months ended September 30, 2008 compared to the same period in the prior fiscal year primarily due to higher realized foreign exchange losses resulting from the weakening of the Japanese Yen relative to the U.S. dollar.
     Other income, net was lower during both the three and six months ended September 30, 2008 primarily due to the conclusion of a long term royalty arrangement during the fourth quarter of fiscal year 2008, which reduced royalty income.
     Other income, net was lower during both the three and six months ended September 30, 2008 from a decrease in royalty income due to the natural termination of a royalty arrangement during the fourth quarter of fiscal year 2008.
Income Taxes

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Benefit from income taxes	$1,522	$1,115	$407	$6,531	$641	$5,890

Percentage of total net sales	1.6%	0.8%		3.3%	0.2%

     We recorded a benefit from income taxes for the three months ended September 30, 2008 of $1.5 million, which included a tax benefit of $1.2 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, $0.4 million net tax benefit recorded by ATJ and a $0.1 million net tax expense recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the three months ended September 30, 2007 of $1.1 million, which included a tax benefit of $2.0 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $0.4 million tax provision recorded by ATJ and a $0.5 million net tax provision recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the six months ended September 30, 2008 of $6.5 million, which included a tax benefit of $2.4 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, $3.1 million net tax benefit recorded by ATJ and a $1.0 million net tax benefit recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the six months ended September 30, 2007 of $0.6 million, which included a tax benefit of $4.3 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, offset by a $3.9 million tax provision recorded by ATJ and a $1.1 million net tax provision recorded primarily by other international subsidiaries. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.

     In compliance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), our total unrecognized tax benefits as of September 30, 2008 and March 31, 2008 were $9.8 million and $9.6 million, respectively, none of which is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2008 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2008 fiscal years remain subject to examination in Japan and Taiwan. Therefore, there could be a change in our FIN 48 liability in the next twelve months that we are currently unable to estimate.
     As a result of the statute of limitations expiring in foreign tax jurisdictions, we released approximately $0.2 million and $0.8 million of liability for unrecognized tax benefits during the three and six months ended September 30, 2008, respectively. Over the next twelve months, we anticipate releasing $0.7 million of gross unrecognized tax benefits.
     Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. Interest and penalties included in our provision for income taxes was $0.1 million and $0.2 million for the three and six months ended September 30, 2008. Interest and penalties included in our provision for income taxes was not material for the three and six months ended September 30, 2007.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was enacted on October 3, 2008 by the U.S. government. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in the third quarter of our fiscal year 2009, which is the quarter in which the law was enacted. We are currently in the process of analyzing the impact of this new law.
Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, debt and cash generated from operations.
     The tables below, for the periods indicated, provide selected condensed consolidated cash flow information:

	Six Months Ended
	September 30,
(in thousands)	2008	2007
Net cash used in operating activities	$(13,142)	$(10,727)
Net cash used in investing activities	(4,488)	(3,274)
Net cash provided by (used in) financing activities	4,122	(21,832)

Cash Flows from Operating Activities
     Net cash used in operating activities for the six months ended September 30, 2008 was $13.1 million and consisted of the following (in thousands):

Net loss	$(110,555)
Depreciation and amortization	10,171
Amortization of deferred financing costs	521
Goodwill impairment charge	89,431
Share-based compensation expense	2,865
Write-off of fees related to the amendment of a credit facility	906
Deferred taxes, net	(7,717)
Other non-cash charges	1,224
Decrease in accounts receivable	1,314
Decrease in inventories	11,951
Decrease in prepaid expenses and other assets	3,779
Decrease in accounts payable, accrued liabilities and deferred margin	(17,032)

Net cash used in operating activities	$(13,142)

     We used net cash of $13.1 million from operating activities during the six months ended September 30, 2008, primarily driven by a $17.0 million decrease in accounts payable, accrued liabilities and deferred margin resulting from a decrease in customer deposits from AMHS long-term contracts achieving revenue recognition milestones under the percentage-of-completion method and from lower accruals for employee compensation and inventory purchases. This use in net cash was partially offset by increases in net cash resulting from a $12.0 million decrease in inventory related to the completion of certain AMHS projects, a $3.8 million decrease in prepaid expenses and other assets, a $1.3 million decrease in accounts receivable plus an additional $97.4 million in other non-cash charges, including $89.4 million in goodwill impairment charge, $10.2 million in depreciation and amortization, $2.9 million in share-based compensation expense, $0.9 million from the write-off of previously deferred financing costs and $0.5 million from the amortization of deferred financing costs.
     Days sales outstanding (“DSO”) increased from 96 days at March 31, 2008 to 103 days at September 30, 2008 for billed and unbilled receivables. This increase was primarily driven by the timing of large customer payments in our AMHS segment.
     Our inventory turnover metric improved from 46 days during the six months ended September 30, 2007 to 39 days during the six months ended September 30, 2008. This improvement was primarily caused by the decrease in inventory related to the completion of certain AMHS projects during the first six months of fiscal year 2009 compared to the same period of the prior fiscal year.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments and inventory levels.
Cash Flows from Investing Activities
     Net cash used in investing activities of $4.5 million during the six months ended September 30, 2008 and $3.3 million during the six months ended September 30, 2007 were due to purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
Cash Flows from Financing Activities
     Net cash provided by financing activities was $4.1 million during the six months ended September 30, 2008 and was primarily due to $39.4 million in net proceeds from our lines of credit, offset in part by principal reductions on debt and capital leases of $34.8 million and payment of financing fees of $0.6 million.
     Net cash used in financing activities was $21.8 million during the six months ended September 30, 2007 and was primarily due to principal reductions on long-term debt of $45.2 million and payment of financing fees of $3.6 million, offset in part by $25.8 million in net proceeds from our lines of credit and $1.2 million in net proceeds from the issuance of common stock under our employee stock programs.

Credit Facility
     On July 27, 2007, we entered into a credit agreement with KeyBank National Association, acting as lead manager and administrative agent, for a five-year $137.5 million multi-currency senior secured credit facility. This credit agreement provides for a $85.0 million term loan facility and a $52.5 million revolving credit facility. This facility bears variable interest rates based on certain indices, such as Yen LIBOR, U.S. Dollar LIBOR, the Fed Funds Rate, or KeyBank’s Prime Rate, plus applicable margins. We initially elected to borrow $137.5 million of this credit facility in Yen at the Yen LIBOR rate, incurring an initial pre-tax interest rate of approximately 3.30 percent. Our net available borrowing under the credit agreement is subject to limitations under consolidated senior leverage, consolidated total leverage and consolidated fixed charge financial covenants.
     On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. We incurred amendment fees and other costs and expenses of approximately $0.6 million, which are being amortized as interest expense over the remaining term of the agreement. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008 and June 30, 2008.
     As of October 15, 2008, we further amended the facility to waive and modify covenants related to minimum EBITDA, minimum liquidity, consolidated interest coverage and maximum debt to capital. This amendment also increased the margin on LIBOR loans to 6.0%, compared with 4.25% previously, and increases the amount of principal payments on the term loan during calendar year 2009 by a minimum of $10 million. Specifically, under the amendment, we are required to increase the amount of our principal payments on the term loan during each fiscal quarter of calendar year 2009 by the higher of (a) $2,500,000 or (b) fifty percent of the amount by which our consolidated EBITDA for the quarter exceeds $5,000,000. Accordingly, the actual amount by which the principal payments increase during calendar year 2009 will be determined by our EBITDA performance in each quarter of calendar year 2009, and could be higher. We incurred amendment fees and related expenses of $0.6 million, which will be amortized as interest expense over the remaining life of the facility.
     As of November 10, 2008, we further amended the facility to eliminate covenants related to maximum debt to capital ratios, and replaced these with covenants related to maximum pre-tax loss. Each covenant modification under these amendments is effective as of our fiscal quarter ended September 30, 2008. After giving effect to the amendments, we were in compliance with our debt covenants as of September 30, 2008. We incurred an amendment fee and related expenses of approximately $0.1 million, which will be amortized as interest expense over the remaining life of the facility.
     As of September 30, 2008, we had borrowings outstanding of approximately $78.5 million under the credit facility (with $12.8 million in available borrowing used to support two standby letters of credit issued under the credit facilities). Our pre-tax interest rate at September 30, 2008 was 5.24 percent. As of September 30, 2008, we had approximately $3.0 million of bank fees, costs and related legal and other expenses as additional interest expense which will be amortized over the remaining term of the credit facility. If our current credit facility is refinanced in a transaction required to be accounted for as an extinguishment or the outstanding balance is demanded by the lender, unamortized debt issue costs at the demand or refinancing date would be required to be expensed in the period of refinancing or demand. We were fully drawn under the Keybank facility at September 30, 2008.
     We believe that the cyclical downturn in the semiconductor equipment industry will continue into calendar 2009, which is likely to have a negative impact on our results of operations. We also believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank National Association credit facility as current in accordance with EITF No. 86-30. However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We intend to initiate discussions with our banks for further amendment or waiver of covenants under our credit facility, however there can be no assurance that we will receive an amendment or waiver.
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
Other Debt Financing Arrangements
     We have additional lines of credit available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of September 30, 2008 was 8.9 billion Japanese Yen (approximately U.S. $84.0 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of September 30, 2008 was 7.4 billion Japanese Yen (approximately U.S. $69.8 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit are variable based on the Tokyo Interbank Offered Rate (TIBOR) (0.72 percent at September 30, 2008), plus margins of 0.40 percent to 2.25 percent. We are not required to provide any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries.
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
     At any time and subject to the other provisions of the agreement, either we or Shinko may give notice to the other, calling for AJI to purchase the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $12.3 million at the September 30, 2008 exchange rate).
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
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $511.1 million, and have incurred net losses during each of the last six fiscal years. In recent years, we have funded our operations through operating cash flows, bank borrowings and the issuance of equity securities. Cash and cash equivalents aggregated a total of $79.1 million at September 30, 2008. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next 12 months. However, as discussed elsewhere in this Form 10-Q, our covenants under the credit agreement with KeyBank National Association require us to comply at various times with certain covenants related to maximum pre-tax loss, liquidity, interest and fixed charge coverage, minimum EBITDA, and senior and total leverage. Continued weakness in our business could cause us to be out of compliance with any of these covenants. Specifically, we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. Under such a scenario, we could be required to pay down some or all of the outstanding borrowings from cash as a result of default or to maintain compliance with these financial covenants, unless we received an amendment or waiver. This could materially impair the availability of additional financing via our existing lines of credit and could impair our ability to fund operations.

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

Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first quarter of our fiscal year 2010. As we do not have any planned business acquisitions at this time, we currently believe the adoption of that SFAS No. 141R will have no effect on our consolidated financial statements.
     In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the first quarter of our fiscal year 2010. Our partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated results of operations, financial condition or cash flows. We are currently evaluating the impact, if any, for non-financial assets and liabilities that SFAS No. 157 will have on our consolidated financial statements. See Part I, Item 1, Note 13, “Fair Value Measurements,” for our adoption of SFAS No. 157 for financial assets and liabilities.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
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
     In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. FSP No. 157-3 is effective for us beginning in the current quarter. We do not have financial assets that are operating within an inactive market at this time; accordingly, we currently believe the adoption of FSP No. 157-3 will have no effect on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to foreign currency risks since the disclosure made in Item 7A of our report on Form 10-K for the fiscal year ended March 31, 2008.
     Interest Rate Risk. As of September 30, 2008, our portfolio consisted entirely of investments in highly liquid money market funds. Therefore, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
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
     We also have debt and capital leases totaling approximately $148.4 million at September 30, 2008. All these borrowings are floating interest rate debt and either Japanese Yen or U.S. dollar denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. A 10 percent increase in the levels of interest rates, with all other variables held constant, would have resulted in an immaterial increase in interest expense for the three and six months ended September 30, 2008.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars or Japanese Yen. During the three months ended September 30, 2008, the Japanese Yen fluctuated from 103.5 to 110.7 to the U.S. dollar. We realized foreign currency translation losses of $1.3 million and $5.2 million during the three and six months ended September 30, 2008, respectively.
     If the Japanese Yen were to fluctuate from the level at September 30, 2008, our net income may improve or deteriorate as noted in the table below (in thousands).

	Strengthening in		No change in	Weakening in
	Japanese Yen of		Japanese Yen	Japanese Yen of
	X percent		exchange rate	X percent
	10%	5%		5%	10%

Net loss for the six months ended September 30, 2008	$(120,720)	$(115,370)	$(110,555)	$(106,200)	$(102,240)
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
     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2008. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2008, which remained outstanding as of September 30, 2008:
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
Management’s Remediation Initiatives
     The material weaknesses described above also existed at September 30, 2008. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting
     Other than the remedial measures discussed above, which are ongoing, there were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 14, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. RISK FACTORS
We have a history of significant losses.
     We have a history of significant losses. Our accumulated deficit was $511.1 million at September 30, 2008. We may also experience significant losses in the future.
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
     On April 30, 2008, we amended certain terms of the credit agreement relating to the principal amount of term loans available to us in Japanese Yen. One effect of this amendment is to reduce or increase, as the case may be, the aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the term loan credit facility, based on fluctuations in the applicable foreign currency exchange rates. Accordingly, after giving effect to the applicable foreign currency exchange rate, the outstanding principal amount of Yen borrowings may not exceed the commitment amounts under either the term loan or revolving credit facilities. In addition, as part of this amendment we also reduced the principal amount of borrowing available to us under the revolving credit facility from $52.5 million to $27.5 million. In accordance with EITF No. 98-14, "Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”), any remaining unamortized debt issuance cost must be written-off in proportion to any decrease in the borrowing capacity of the credit facility. As a result, we were required to write-off $0.9 million in previously capitalized debt issuance costs. The amendment also suspends and amends the existing consolidated total leverage, consolidated senior leverage and consolidated fixed charge coverage financial covenants and adds new minimum liquidity, consolidated interest coverage, maximum total debt to capitalization, and minimum consolidated EBITDA financial covenants applicable to us under the credit agreement. We incurred amendment fees and other costs and expenses of approximately $0.6 million, which are being amortized as interest expense over the remaining term of the agreement. After giving effect to the amendment, we were in compliance with our debt covenants as of March 31, 2008 and June 30, 2008.
     As of October 15, 2008, we further amended the facility to waive and modify covenants related to minimum EBITDA, minimum liquidity, consolidated interest coverage and maximum debt to capital. This amendment also increased the margin on LIBOR loans to 6.0%, compared with 4.25% previously, and increases the amount of principal payments on the term loan during calendar year 2009 by a minimum of $10 million. Specifically, under the amendment, we are required to increase the amount of our principal payments on the term loan during each fiscal quarter of calendar year 2009 by the higher of (a) $2,500,000 or (b) fifty percent of the amount by which our consolidated EBITDA for the quarter exceeds $5,000,000. Accordingly, the actual amount by which the principal payments increase during calendar year 2009 will be determined by our EBITDA performance in each quarter of calendar year 2009, and could be higher. We incurred amendment fees and related expenses of $0.6 million, which will be amortized as interest expense over the remaining life of the facility.
     As of November 10, 2008, we further amended the facility to eliminate covenants related to maximum debt to capital ratios, and replaced these with covenants related to maximum pre-tax loss. Each covenant modification under these amendments is effective as of our fiscal quarter ended September 30, 2008. After giving effect to the amendments, we were in compliance with our debt covenants as of September 30, 2008. We incurred an amendment fee and related expenses of approximately $0.1 million, which will be amortized as interest expense over the remaining life of the facility.
     As of September 30, 2008, we had borrowings outstanding of approximately $78.5 million under the credit facility (with $12.8 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We were fully drawn under the KeyBank facility at September 30, 2008.

     We believe that the cyclical downturn in the semiconductor equipment industry will continue into calendar 2009, which is likely to have a negative impact on our results of operations. We also believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank National Association credit facility as current in accordance with EITF No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor.” However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We intend to initiate discussions with our banks on further amendment or waiver of covenants under our credit facility, however there can be no assurance that we will receive an amendment or waiver.
     Under the credit facility with KeyBank, we maintain a letter of credit in the amount of $500,000 in favor of the landlord under our current headquarters lease in Fremont, California. We also maintain a letter of credit in the amount of 1.3 billion Japanese Yen (approximately U.S. $12.3 million at the September 30, 2008 exchange rate) in favor of Shinko, which secures our obligation to purchase the remaining 4.9 percent of equity in ATJ from Shinko as part of the purchase agreement between ourselves and Shinko dated July 14, 2006. Either we or Shinko can trigger our obligation to purchase the remaining 4.9 percent equity of ATJ upon ninety (90) days written notice. Shinko can accelerate this obligation upon thirty (30) days written notice upon the following circumstances: (a) when AJI’s equity ownership in ATJ falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against us; (c) when a merger or corporate reorganization has been approved involving all or substantially all of our assets; (d) when Shinko’s equity ownership in ATJ falls below 4.9 percent; or (e) when we have failed to make any payment when due in respect of any loan secured by a pledge of our right, title and interest in and to the shares of ATJ (and the holder of such security interest elects to exercise its rights against AJI in respect of such shares).
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
     As of September 30, 2008, we had additional lines of credit available in Japan for working capital purposes through our subsidiaries in Japan, with total available borrowing capacity of 8.9 billion Japanese Yen (or approximately U.S. $84.0 million at the exchange rate as of that date). We have not provided any collateral related to the lines of credit in Japan. These lines of credit generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries. Of these additional lines of credit in Japan, we had borrowed and outstanding approximately 7.4 billion Japanese Yen as of September 30, 2008 (or approximately U.S. $69.8 million at the exchange rate as of that date).

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
     Through ongoing compliance, amendments, or waivers, we expect to meet the financial covenants under our various borrowing arrangements in the future; however, we cannot give absolute assurance that we will meet these financial covenants, including those contained in the senior secured credit facility. Our failure in any fiscal quarter to meet those and other covenant requirements could result in a reduction of our permitted borrowing under the facility, an acceleration of certain repayment obligations, and/or an Event of Default (which, if uncured by us or not waived by the lenders under the terms of the facility, would require the acceleration of all re-payment obligations under the facility).
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
     We have a long-pending patent infringement action we filed suit in the United States District Court for the Northern District of California against Empak, Inc., Emtrak, Inc., Jenoptik AG, and Jenoptik Infab, Inc. On January 31, 2007, a federal jury in the United States District Court for the Northern District of California returned a unanimous verdict in our favor, validating our patent in suit and awarding damages of approximately $75 million. However, on August 3, 2007, the Court granted defendants’ motion for judgment as a matter of law on the issue of obviousness. The effect of the Court’s judgment was to invalidate our ‘421 patent in suit and dispose of the action in its entirety in favor of defendants. The Court also conditionally granted defendants’ motion for a new trial on the issue of obviousness in the event the Court’s judgment is vacated or reversed on appeal. We appealed the Court’s judgment. However, on October 10, 2008, the United States Court of Appeals for the Federal Circuit affirmed the district court’s ruling on the defendants’ motion for judgment as a matter of law that the asserted claims of the ‘421 patent are invalid for obviousness. The Federal Circuit did not address the ruling on invalidity for double patenting or on defendants’ motion for a new trial.

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
     Our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2008 and September 30, 2008 due to material weakness in internal control over financial reporting that remained outstanding at that date and that is subject to our continuing remediation efforts.
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
     The majority of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, other Asia-Pacific countries and Europe. International sales represented approximately 83 percent and 81 percent of our total net sales for the six months ended September 30, 2008 and 2007, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Additionally, we have sales offices and other facilities in many countries and, as a result, we are subject to risks associated with doing business globally, including:
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
     The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 2 of this Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) requires us to use valuation methodologies (which were not developed for use in valuing employee stock options and restricted stock units) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn about additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that leads us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, selling, general and administrative expenses, and our tax rate.

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
     We reported on Form 8-K dated August 7, 2008 that Michael A. Sicuro resigned as our Chief Financial Officer to pursue an opportunity in the healthcare industry. On August 12, 2008, our Board of Directors appointed Aaron L. Tachibana as Senior Vice President and Chief Financial Officer. Mr. Tachibana will also retain his prior position as the Company’s Principal Accounting Officer. In our past five years, we have continued to have significant turnover in the chief financial officer, controller and other key positions in our finance department (including in certain key finance positions at our subsidiaries in Japan). This turnover and inability to hire and retain personnel with appropriate levels of accounting knowledge, experience, and training contributed to control deficiencies that constituted a material weakness in internal control over financial reporting in the area of income taxes as of March 31, 2008 and September 30, 2008. See Part I, Item 4, “Controls and Procedures.” If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weakness in internal control over financial reporting, and direct and indirect consequences of this weakness, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global

Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.
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
     The unsolicited attempts to acquire our company have created a distraction for our management and uncertainty that may adversely affect our business.
     During the past twelve months, potential acquirers have expressed an interest in acquiring our company. Due to the current downturn in our industry, there may be future attempts to acquire our company. These take-over attempts have been, and may continue to be, a significant distraction for our management and employees and has required, and may continue to require, the expenditure of significant time and additional expense that could impact the profitability of our company.
     These take-over attempts have also created uncertainty for our employees and our customers, and this uncertainty may adversely affect our ability to retain key employees and to hire new talent and may also result in damage to our customer relationships.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders was held on September 16, 2008.
At the meeting, the following individuals were elected to serve as members of our Board of Directors until the next Annual Meeting of Shareholders, or until their successors are elected and have qualified:
Nominees:

	FOR	WITHHELD
Stephen S. Schwartz, Ph.D.	32,581,140	10,157,544
Stanley Grubel	31,824,721	10,913,963
Robert A. McNamara	32,605,090	10,133,594
Anthony E. Santelli	30,001,384	12,737,300
William Simon	32,625,155	10,113,529
Walter W. Wilson	31,825,085	10,913,599
Each of the other proposals presented at the meeting was approved as follows:
     1. To approve an amendment to our 2003 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN	NO-VOTE
16,231,647	12,058,811	121,077	14,327,149
     2. To approve an amendment to our 1993 Employee Stock Purchase Plan:

FOR	AGAINST	ABSTAIN	NO-VOTE
20,166,404	8,138,154	106,977	14,327,149

3.	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year 2009:

FOR	AGAINST	ABSTAIN
39,241,124	2,790,716	526,844
Item 5. Other Information.
     As of November 10, 2008, we amended our credit agreement with KeyBank acting as lead manager and administrative agent to eliminate certain covenants and to replace them with new covenants. See the discussion of that amendment in Notes 3 and 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 above and in Part I, Item 2 above (“Results of Operations for the Three and Six Months Ended September 30, 2008 and 2007: Credit Facility”). As previously announced, we are in compliance with covenants under that credit agreement as of September 30, 2008.
     The continued downturn in our industry continues to pressure our operating results and profitability, and we believe it is probable that we will need a further amendment or waiver of certain covenants under that credit agreement as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank credit facility as current in accordance with EITF No. 86-30. See the discussion of these issues in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 above, and in Part I, Item 2 (“Outlook and Liquidity”) above.
     This reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We intend to initiate discussions with our banks for amendment or waiver of covenants under the facility. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available or outstanding borrowings under the facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and that we will be able to work with the banks to maintain a covenant structure that will provide us with adequate operating flexibility and liquidity. However there can be no assurance that, if we need waiver or amendment, we will be able to structure an agreement on favorable terms.
     On November 11, 2008 we announced that we had completed our interim goodwill impairment analysis and are taking a related non-cash charge of $89.4 million in our fiscal second quarter ended September 30, 2008. See the disclosure of the impact of that charge in the Condensed Consolidated Financial Statements in Part I, Item 1 above and the discussion of that charge in Note 6 to those financial statements.
     The information in this Item 5 is included in this report in lieu of a separate Form 8-K report of this information, that would otherwise be due after the date this report is filed, under Item 1.01 Entry into a Material Definitive Agreement and Item 2.02 Results of Operations and Financial Condition.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000

3.5	Amended and Restated Certificate of Determination of Series A Junior Participating Preferred Stock, dated July 9, 2008.	8-K	3.5	000-22430	7/15/2008

4.1	Amended and Restated Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated July 9, 2008.	8-K	4.3	000-22430	7/15/2008

10.50 *	2003 Equity Incentive Plan as amended and approved by the Company’s shareholders through September 16, 2008.	14A	App. B	000-22430	8/13/08

10.51*	1993 Employee Stock Purchase Plan as amended and approved by the Company’s shareholders through September 16, 2008.	14A	App. C	000-22430	8/13/08

10.52*	Form of Change in Control Agreement entered into between the Company and certain executive officers (for agreements executed after June 30, 2008).					X

10.53*	Employment Agreement between the Company and Aaron L. Tachibana, dated June 1, 2004.					X

10.54*	Employment Agreement between the Company and Paula C. LuPriore, dated October 4, 2002.					X

10.55*	Employment Agreement between the Company and Thomas R. Leitzke, dated June 22, 2004.					X

10.56*	Form of Stock Award Notice and Stock Award Agreement for employees (2003 Equity Incentive Plan) (for agreements executed on or after August 28, 2008)					X

10.57	Second Amendment To Credit Agreement dated as of October 15, 2008 among Asyst Technologies, Inc., Asyst Technologies Japan Holdings Company, Inc., and Asyst Technologies Japan, Inc. as Borrowers, and Keybank National Association, Administrative Agent, Lender, Swing Line Lender and L/C Issuer and the Lenders party hereto, as Lenders.	8-K	99.1	000-22430	10/21/2008

10.58
Third Amendment To Credit Agreement dated as of November 10, 2008 among Asyst Technologies, Inc., Asyst Technologies Japan Holdings Company, Inc., and Asyst Technologies Japan, Inc. as Borrowers, and Keybank National Association, Administrative Agent, Lender, Swing Line Lender and L/C Issuer and the Lenders party hereto, as Lenders.
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

ASYST TECHNOLOGIES, INC.
Date: November 12, 2008	By:	/S/ AARON L. TACHIBANA
Aaron L. Tachibana
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000

3.5	Amended and Restated Certificate of Determination of Series A Junior Participating Preferred Stock, dated July 9, 2008.	8-K	3.5	000-22430	7/15/2008

4.1	Amended and Restated Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated July 9, 2008.	8-K	4.3	000-22430	7/15/2008

10.50 *	2003 Equity Incentive Plan as amended and approved by the Company’s shareholders through September 16, 2008.	14A	App. B	000-22430	8/13/08

10.51*	1993 Employee Stock Purchase Plan as amended and approved by the Company’s shareholders through September 16, 2008.	14A	App. C	000-22430	8/13/08

10.52*	Form of Change in Control Agreement entered into between the Company and certain executive officers (for agreements executed after June 30, 2008).					X

10.53*	Employment Agreement between the Company and Aaron L. Tachibana, dated June 1, 2004.					X

10.54*	Employment Agreement between the Company and Paula C. LuPriore, dated October 4, 2002.					X

10.55*	Employment Agreement between the Company and Thomas R. Leitzke, dated June 22, 2004.					X

10.56*	Form of Stock Award Notice and Stock Award Agreement for employees (2003 Equity Incentive Plan) (for agreements executed on or after August 28, 2008)					X

10.57	Second Amendment To Credit Agreement dated as of October 15, 2008 among Asyst Technologies, Inc., Asyst Technologies Japan Holdings Company, Inc., and Asyst Technologies Japan, Inc. as Borrowers, and Keybank National Association, Administrative Agent, Lender, Swing Line Lender and L/C Issuer and the Lenders party hereto, as Lenders.	8-K	99.1	000-22430	10/21/2008

10.58
Third Amendment To Credit Agreement dated as of November 10, 2008 among Asyst Technologies, Inc., Asyst Technologies Japan Holdings Company, Inc., and Asyst Technologies Japan, Inc. as Borrowers, and Keybank National Association, Administrative Agent, Lender, Swing Line Lender and L/C Issuer and the Lenders party hereto, as Lenders.
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