Form 10-Q
period 2008-12-31
ASYST TECHNOLOGIES INC
filed 2009-02-06
CIK 909326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 000-22430
ASYST TECHNOLOGIES, INC.
(Exact name of Registrant, as specified in its charter)

California	94-2942251
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the Registrant’s Common Stock, no par value, outstanding as of January 30, 2009 was 50,667,669.

ASYST TECHNOLOGIES, INC.

Part I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	December 31,	March 31,
	2008	2008
		(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,551	$95,669
Accounts receivable, net	92,056	119,717
Inventories	33,654	39,407
Deferred income taxes	3,171	2,663
Prepaid expenses and other current assets	13,933	16,320

Total current assets	219,365	273,776
Property and equipment, net	30,648	29,452
Goodwill	3,397	98,777
Intangible assets, net	23,118	29,271
Other assets	19,254	14,377

Total assets	$295,782	$445,653

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Short-term loans and notes payable	$75,277	$36,167
Current portion of long-term debt and capital leases (2)	81,820	7,011
Accounts payable	82,132	94,666
Accrued and other liabilities	70,712	77,303
Deferred margin	5,423	5,844

Total current liabilities	315,364	220,991
LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion (2)	1,897	112,667
Deferred tax liability	826	2,833
Other long-term liabilities	19,799	21,428

Total long-term liabilities	22,522	136,928

COMMITMENTS AND CONTINGENCIES (see Note 17)
MINORITY INTEREST	117	134

SHAREHOLDERS’ (DEFICIT) EQUITY:
Common stock, no par value:
Authorized shares — 300,000,000; Issued and Outstanding shares — 50,667,669 and 50,045,235 shares at December 31, 2008 and March 31, 2008, respectively	494,672	490,283
Accumulated deficit	(518,358)	(400,496)
Accumulated other comprehensive loss	(18,535)	(2,187)

Total shareholders’ (deficit) equity	(42,221)	87,600

Total liabilities, minority interest and shareholders’ (deficit) equity	$295,782	$445,653

(1)	The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(2)	In accordance with EITF No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor,” we reclassified the long-term portion of our KeyBank National Association credit facility as current. However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). See Note 14, “Debt,” for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$82,983	$106,475	$278,442	$362,931
Cost of sales	56,867	73,914	202,641	251,344

Gross profit	26,116	32,561	75,801	111,587

Operating expenses:
Research and development	8,615	10,526	29,383	27,900
Selling, general and administrative	18,321	20,873	57,906	66,026
Amortization of acquired intangible assets	1,299	2,970	7,550	13,898
Goodwill impairment charge	—	—	89,431	—
Restructuring and other charges	2,165	38	2,969	1,019

Total operating expenses	30,400	34,407	187,239	108,843

(Loss) income from operations	(4,284)	(1,846)	(111,438)	2,744

Interest and other income (expense), net:
Interest income	105	708	548	1,769
Interest expense	(2,653)	(2,134)	(7,784)	(7,029)
Write-off of fees related to early extinguishment of debt and early
redemption of convertible securities	—	—	—	(3,135)
Other income (expense), net	(2,783)	1,855	(8,021)	3,679

Interest and other income (expense), net	(5,331)	429	(15,257)	(4,716)

Loss before income taxes and minority interest	(9,615)	(1,417)	(126,695)	(1,972)
Benefit from income taxes	2,314	562	8,845	1,203
Minority interest	(6)	(12)	(12)	(25)

Net loss	$(7,307)	$(867)	$(117,862)	$(794)

Basic net loss per share	$(0.14)	$(0.02)	$(2.33)	$(0.02)

Diluted net loss per share	$(0.14)	$(0.02)	$(2.33)	$(0.02)

Shares used in computing basic net loss per share	50,669	49,750	50,516	49,622

Shares used in computing diluted net loss per share	50,669	49,750	50,516	49,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,862)	$(794)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,598	19,335
Amortization of deferred financing costs	836	990
Goodwill impairment charge	89,431	—
Allowance for doubtful accounts	(880)	(1,995)
Unrealized foreign exchange transaction losses	4,363	739
Minority interest in net income in consolidated subsidiary	12	25
(Gain) loss on disposal of fixed assets	(26)	81
Write-off of fees related to early extinguishment of debt	—	2,431
Write-off of fees related to the amendment of a credit facility	954	—
Share-based compensation expense	4,438	5,177
Non-cash restructuring charges	101	106
Amortization of lease incentive payments	(468)	(468)
Deferred taxes, net	(7,936)	(5,924)
Changes in assets and liabilities:
Accounts receivable	28,702	1,250
Inventories	7,458	20,633
Prepaid expenses and other assets	2,990	8,362
Accounts payable, accrued and other liabilities and deferred margin	(28,308)	(41,239)

Net cash (used in) provided by operating activities	(2,597)	8,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of sales	(6,489)	(6,214)

Net cash used in investing activities	(6,489)	(6,214)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from lines of credit, net	30,917	25,241
Principal payments on debt and capital leases	(45,607)	(170,336)
Proceeds from long-term debt	2,833	122,954
Payment of financing fees	(1,189)	(3,824)
Proceeds from issuance of common stock	528	1,508
Repurchase of common stock on net settlement of stock awards	(458)	(185)

Net cash used in financing activities	(12,976)	(24,642)

Effect of exchange rate changes on cash and cash equivalents	2,944	490

DECREASE IN CASH AND CASH EQUIVALENTS	(19,118)	(21,657)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	95,669	99,701

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,551	$78,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASYST TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited Condensed Consolidated Financial Statements of Asyst Technologies, Inc. and its subsidiaries (“Asyst” or the “Company”) as of December 31, 2008, and for the three and nine months ended December 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for annual financial statements. In the opinion of management, we have included all adjustments consisting of normal and recurring entries during the three and nine months ended December 31, 2008 considered necessary for a fair statement of the financial position and operating results for the interim periods presented. We have eliminated all significant inter-company accounts and transactions. Minority interest represents the minority shareholders’ proportionate share of the net assets and results of operations of our majority-owned subsidiary, Asyst Technologies Japan Holdings Co., Inc. (“ATJH,” formerly Asyst Japan, Inc. or “AJI”). The preparation of these financial statements requires us to make estimates and judgments that affect our consolidated financial statements. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of long-lived assets, asset impairments, restructuring charges, impairment of goodwill and other intangible assets, income taxes, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending March 31, 2009 or for any other period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
     In September 2007, we changed the name of Asyst Shinko, Inc. to Asyst Technologies Japan, Inc. (“ATJ”). All references to ATJ in the accompanying consolidated financial statements are to our majority-owned subsidiary Asyst Technologies Japan, Inc.
     In October 2002, we purchased a 51.0 percent interest in ATJ in conjunction with a joint venture we formed with Shinko Electric, Co. Ltd. (“Shinko”) of Japan. On July 14, 2006, we purchased an additional 44.1 percent of the outstanding capital stock and, as a result, now own 95.1 percent of ATJ. At any time, we have an option to purchase, or could be required to purchase, the remaining 4.9 percent equity of ATJ. In accordance with Emerging Issues Task Force (“EITF”) No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in That Subsidiary,” on July 14, 2006, we accounted for the purchase options on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result treated the transaction as an acquisition of the full remaining 49 percent interest of ATJ. Accordingly, we recorded a liability, equivalent to the net present value of both the 1.3 billion Japanese Yen fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of 65 million Japanese Yen and accreted the discount recorded to interest expense over the next twelve months until the first potential exercise date. The $14.4 million liability has been classified within “Accrued and other liabilities” in our Condensed Consolidated Balance Sheets. During the third quarter ended December 31, 2008, Shinko triggered the above mentioned purchase obligation. On January 26, 2009, we purchased the remaining 4.9 percent equity of ATJ for cash of 1.3 billion Yen, or approximately $14.6 million at then-current exchange rates. The letter of credit that supported our purchase obligation in favor of Shinko was cancelled in conjunction with the purchase.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination be recognized in income from continuing operations in the period of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first quarter of our fiscal year 2010. We currently believe the adoption of that SFAS No. 141R will have no effect on our consolidated financial statements.
     In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the first quarter of our fiscal year 2010. Our partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated results of operations, financial condition or cash flows. We are currently evaluating the impact, if any, for non-financial assets and liabilities that SFAS No. 157 will have on our consolidated financial statements. See Note 15, “Fair Value Measurements,” below for our adoption of SFAS No. 157 for financial assets and liabilities.
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
     In November 2008, the FASB ratified the consensus reached on EITF No. 08-6, “Accounting for Equity Method Investment Considerations” (“EITF 08-6”). EITF 08-6 addresses questions about the potential effect of SFAS No. 141R and SFAS No. 160 on equity-method accounting. The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment. Early adoption is not permitted for entities that previously adopted an alternate accounting policy. The effective date of EITF 08-6 coincides with that of SFAS No. 141R and SFAS No. 160 and is to be applied on a prospective basis beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact, if any, that EITF 08-6 will have on our consolidated financial statements.
     In November 2008, the FASB ratified the consensus reached on EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity. EITF 08-7 will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows. This Issue would be applied prospectively for defensive intangible assets acquired on or after the first quarter of our fiscal year 2010. We currently believe the adoption of EITF 08-7 will have no effect on our consolidated financial statements.
     In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that FSP No. 132(R)-1 will have on our consolidated financial statements.
3. LIQUIDITY
     Since inception, we have incurred aggregate consolidated net losses of approximately $518.4 million, and have incurred net losses during each of the last six fiscal years. In prior years, we funded our operations through operating cash flows and bank borrowings. In the current fiscal year, however, we funded our operations primarily through bank borrowings. Cash and cash equivalents aggregated a total of $76.6 million at December 31, 2008. We believe that our current cash will be sufficient to meet our expected operating cash requirements for at least the next 12 months. However, we have a significant amount of outstanding indebtedness.
     On July 27, 2007, we entered into a credit agreement with KeyBank acting as lead manager and administrative agent for a five-year $137.5 million multi-currency senior secured credit facility. As of December 31, 2008, we had borrowings outstanding of approximately $80.4 million under the credit facility (with $14.9 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We were fully drawn under the KeyBank facility at December 31, 2008. As a condition of a recent amendment, we currently are not able to draw on additional availability under the facility.
     We have additional lines of credit and term loans available through our subsidiaries in Japan for working capital purposes. The principal amount of our outstanding borrowings as of December 31, 2008 was 6.9 billion Japanese Yen (approximately U.S. $76.6 million at the exchange rate as of that date). The lines of credit are generally available to us under one-year agreements that renew at various times over the next 12 months.  If any of these credit lines were not renewed, or were renewed for a smaller amount, we would be required to repay some or all of the outstanding amounts under the line immediately, which could put a strain on our liquidity.  There can be no assurance that these credit lines will continue to be available to us or that, if renewed or replaced, the terms of these or replacement lines of credit would be favorable to the company.
     The current industry downturn’s negative impact on our financial results has caused us to be out of compliance with financial covenants under our principal credit facility. Over the past several months, we have negotiated three amendments to this facility in order to maintain compliance. We were in compliance with all of our debt covenants, as amended, as of December 31, 2008. However, we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank National Association credit facility as current in accordance with EITF No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor” (“EITF 86-30”). However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012).
     We have initiated discussions with our banks for additional waiver or amendment of covenants under the facility. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available or outstanding borrowings under the facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and that the banks will work with us to establish a covenant structure that provides us with sufficient liquidity and operating flexibility. However, there can be no assurance that we will be able to obtain further waiver or amendment of covenants or that such waiver or amendment will be on favorable terms. Under these circumstances, we could be forced to repay some or all of our debt. We do not have sufficient cash to repay all of our debt. We may need to seek additional financing, which could be expensive or dilutive, or entail covenants that are more restrictive than our current structure. There can be no assurance that financing would be available to us.

     See Note 14, “Debt,” below for additional detail describing this credit agreement.
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
4. SIGNIFICANT ACCOUNTING POLICIES
Intangible Assets, net
     During the current fiscal quarter, we performed an assessment on the recoverability of our acquisition-related intangible assets due to the worsening economic conditions in the semiconductor industry environment. Upon review of various industry publications, we concluded that our acquisition-related developed technology may be utilized for a period longer than originally estimated since the anticipated reduced spending in the semiconductor industry could delay the development of new technologies, which could potentially replace or cause obsolescence of our existing developed technology and the customer relationships associated with it.
     We previously amortized acquisition-related developed technology on a straight-line basis over an estimated useful life of 5 years. Through the assessment performed during the third quarter of fiscal year 2009, we concluded that the estimated useful life of this intangible asset should be adjusted from 5 to 7 years. The change in the estimated useful life resulted from our ongoing analysis of all relevant factors, including, but not limited to, actual and forecasted demand for our products derived from our developed technology, potential obsolescence of this technology, and the competitive environment within our markets.

     We previously amortized acquisition-related customer relationships on a straight-line basis over an estimated useful life of 3 years. Through the assessment performed during the third quarter of fiscal year 2009, we concluded that the estimated useful life of this intangible asset should be adjusted from 3 to 7 years. The change in the estimated useful life resulted from our ongoing analysis of all relevant factors, including, but not limited to, actual customer attrition data, demand for our products, and the competitive environment within our markets. The relevant factors have been influenced by management’s ongoing customer retention programs, as well as tactical and strategic initiatives to improve customer satisfaction, and the credit worthiness of our customer base.
     In accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections” (“FASB No. 154”), the change in estimated useful life of intangible assets is accounted for prospectively. The change in estimated useful lives for developed technology and customer relationships is effective from October 1, 2008. The effect of the change in estimated useful lives for these intangible assets decreased our loss from continuing operations by approximately $1.9 million and our net loss by approximately $1.1 million for the three and nine months ended December 31, 2008 and decreased basic and diluted loss per share by $0.02 for the three and nine months ended December 31, 2008. Amortization of intangible assets was $1.4 million and $3.1 million for the three months ended December 31, 2008 and 2007, respectively. Amortization of intangible assets was $7.8 million and $14.1 million for the nine months ended December 31, 2008 and 2007, respectively.
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
5. COMPREHENSIVE INCOME (LOSS)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net loss, as reported	$(7,307)	$(867)	$(117,862)	$(794)
Net change in foreign currency translation adjustment	(14,247)	(168)	(16,393)	(39)
Net change in unrealized losses on investments	(11)	—	(30)	(15)
Net change in actuarial losses and prior service cost of defined benefit plans	26	—	75	—

Comprehensive loss	$(21,539)	$(1,035)	$(134,210)	$(848)

6. NET INCOME (LOSS) PER SHARE
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net loss	$(7,307)	$(867)	$(117,862)	$(794)

Denominator:
Weighted average common shares outstanding, excluding unvested restricted stock units	50,669	49,750	50,516	49,622

Denominator for basic net loss per share	50,669	49,750	50,516	49,622

Effect of dilutive employee stock options and restricted stock units	—	—	—	—

Denominator for diluted net loss per share	50,669	49,750	50,516	49,622

Net loss per share — basic	$(0.14)	$(0.02)	$(2.33)	$(0.02)
Net loss per share — diluted	$(0.14)	$(0.02)	$(2.33)	$(0.02)
     The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Restricted stock awards and stock units	3,428	2,547	3,428	2,547
Stock options	4,233	5,048	4,233	5,048
ESPP	—	105	—	105

Total	7,661	7,700	7,661	7,700

7. DERIVATIVE FINANCIAL INSTRUMENTS
     We use derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates, which exist as part of our ongoing business operations. Our general practice is to use forward and option contracts to reduce the effects of fluctuations of transaction exposures denominated in Japanese yen. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.
     We utilize foreign currency forward contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. None of these contracts were designated as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Contracts that are not designated as foreign currency cash flow hedges are marked to market at the end of each reporting period and all realized and unrealized gains and losses are included in Other income in our condensed consolidated statements of operations.
     We did not have any outstanding foreign currency forward contracts as of December 31, 2008 and as of March 31, 2008.
8. BALANCE SHEET COMPONENTS
     Cash and Cash Equivalents
     We consider all highly liquid investments with an original or remaining maturity of three months or less to be cash equivalents. As of December 31, 2008 and March 31, 2008, the carrying value of cash equivalents approximated their respective current fair market values. See Note 15, “Fair Value Measurements,” below for additional information regarding our assessment of the fair value of our cash and cash equivalents in light of the current economic conditions.

     Accounts Receivable, net of allowance for doubtful accounts
     Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	December 31,	March 31,
	2008	2008
Trade receivables	$29,986	$74,488
Trade receivables-related party	18	26
Unbilled receivables	63,252	47,403
Less: Allowance for doubtful accounts	(1,200)	(2,200)

Total	$92,056	$119,717

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
     We do not record interest on outstanding and overdue account receivables. All of our unbilled receivables are assets of ATJ. Payments related to unbilled receivables are expected to be received within one year from December 31, 2008 and March 31, 2008, respectively, and are therefore classified within current assets in our Condensed Consolidated Balance Sheets. We offer both open accounts and letters of credit to our customer base. Our standard open account terms range from net 30 days to net 90 days; however, customary local industry practices may differ and prevail in certain countries.
     Our subsidiaries in Japan, ATJH and ATJ, have agreements with certain Japanese financial institutions to sell certain trade receivables. For the three months ended December 31, 2008 and 2007, we sold approximately $26.1 million and $50.7 million, respectively, of accounts receivable without recourse, and $0.7 million and $2.5 million, respectively, with recourse. For the nine months ended December 31, 2008 and 2007, we sold approximately $71.5 million and $102.8 million, respectively, of accounts receivable without recourse, and $2.6 million and $5.0 million, respectively, with recourse. At December 31, 2008, we had approximately $1.9 million of accounts receivables with recourse secured by accounts receivable balances which did not meet the true sale criteria and were classified as “Short-term loans and notes payable” in our Condensed Consolidated Balance Sheets.
     Inventories
     Inventories consisted of the following:

	December 31,	March 31,
	2008	2008
Raw materials	$12,328	$12,938
Work-in-process	20,478	23,765
Finished goods	848	2,704

Total	$33,654	$39,407

     At December 31, 2008 and March 31, 2008, we had a reserve of $11.3 million and $11.5 million, respectively, for estimated excess and obsolete inventory.
     We outsource, through a long-term agreement, all of our Fab Automation Product manufacturing to Flextronics International Ltd. (“Flextronics”), which acquired our original long-term contract partner Solectron Corporation in October 2007. Flextronics purchases inventory for us which may later result in our being obligated to re-purchase inventory purchased by them for our benefit if the inventory is not used over certain specified periods of time per the terms of this agreement. We did not record any revenue for any inventory transaction between us and Flextronics and we have fully reserved for any inventory buyback in excess of our demand forecast. At December 31, 2008 and March 31, 2008, total inventory that Flextronics held for us was $7.0 million and $9.3 million, respectively, of which $2.5 million and $2.8 million, respectively, were Asyst-owned and included in the inventory totals above. During the three months ended December 31, 2008 and 2007, we repurchased $0.8 million and $0.7 million of this inventory, respectively, that was not used by Flextronics in manufacturing our products. During the nine months ended December 31, 2008 and 2007, we repurchased $2.0 million and $2.9 million of this inventory, respectively, that was not used by Flextronics in manufacturing our products. During the nine months ended December 31, 2008, we also accrued a $2.2 million charge resulting from higher charges associated with reductions in our purchase volumes with Flextronics.
     Goodwill
     Goodwill balances and the changes in the carrying amount of goodwill during the nine months ended December 31, 2008 were as follows:

	Fab Automation	AMHS	Total
Balances at March 31, 2008	$3,397	$95,380	$98,777
Foreign currency translation	—	(5,949)	(5,949)
Goodwill impairment charge	—	(89,431)	(89,431)

Balances at December 31, 2008	$3,397	$—	$3,397

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
     During and after the second quarter of our fiscal year 2009, we experienced certain events and circumstances which appeared to make it more likely than not that an impairment of our goodwill may have occurred. We experienced a sustained, significant decline in our stock price during and after the end of the second quarter of fiscal year 2009, thus reducing our market capitalization. On October 9, 2008, we also experienced the termination of our discussions with Aquest Systems Corp. regarding their expression of an interest to acquire all of our outstanding common stock for a price of $6.50 per share. In addition, our updated long-term financial forecast indicated lower estimated short-term and long-term profitability. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the short-term and long-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill. Due to these events and circumstances, we performed an interim goodwill impairment assessment during the second quarter of our fiscal year 2009.
     Based on the results of our impairment assessment of goodwill, we determined that the carrying value of our AMHS reporting unit exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our AMHS reporting unit as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of our analysis indicated that there would be no remaining implied value attributable to goodwill in our AMHS reporting unit and accordingly, we wrote off all $89.4 million of goodwill associated with our AMHS reporting unit as of September 30, 2008. Our assessment of goodwill impairment indicated that as of September 30, 2008 the fair value of our Software reporting unit within our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.

     During the third quarter of fiscal year 2009, we completed our annual impairment assessment of goodwill. Our annual impairment assessment indicated that as of December 31, 2008 the fair value of our Software reporting unit within our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.
     To derive the fair value of our reporting units, we performed extensive valuation analyses, utilizing both income and market approaches. Under the income approach, we determined fair value based on estimated future cash flows discounted by an estimated weighted average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on our internal projection models, industry projections and other assumptions deemed reasonable by management. Under the market-based approach, we derived the fair value of our reporting units based on revenue multiples of comparable publicly-traded companies.
     In response to our interim goodwill impairment assessment, we also performed an assessment on the recoverability of acquisition-related intangible assets. Determination of recoverability was based on an estimate of undiscounted future cash flows from the use of the assets and their eventual disposition. Our assessment resulted in the determination that all of our acquisition-related intangible assets were recoverable. See Note 4, “Significant Accounting Policies,” above for additional details.
     Intangible Assets
     Intangible assets, net consisted of the following:

	December 31, 2008			March 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Developed technology	$102,304	$86,166	$16,138	$94,188	$75,963	$18,225
Customer base and other intangible assets	65,477	59,389	6,088	60,708	50,792	9,916
Licenses and patents	5,304	4,412	892	5,302	4,172	1,130

Total	$173,085	$149,967	$23,118	$160,198	$130,927	$29,271

     The change in the gross carrying amount of the intangible assets of $12.9 million related to foreign currency translation for the nine months ended December 31, 2008.
     During the third quarter of fiscal year 2009, we performed an extensive analysis to reassess the estimated useful lives of our intangible assets and concluded that the estimated useful lives of certain intangible assets should be adjusted. See Note 4, “Significant Accounting Policies,” above for additional details.
     All of our identified intangible assets are subject to amortization. Amortization of intangible assets was $1.4 million and $3.1 million for the three months ended December 31, 2008 and 2007, respectively. Amortization of intangible assets was $7.8 million and $14.1 million for the nine months ended December 31, 2008 and 2007, respectively. We include amortization expense in cost of sales and operating expenses in our Condensed Consolidated Statements of Operations.

     Expected future intangible amortization expense for the remainder of fiscal year 2009 and subsequent fiscal years is as follows:

Fiscal Year ending March 31,
Remainder of 2009	$1,512
2010	5,375
2011	5,038
2012	4,845
2013 and thereafter	6,348

Total	$23,118

     Accrued and other liabilities
     Accrued and other liabilities consisted of the following:

	December 31,	March 31,
	2008	2008
Customer deposits	$14,211	$11,072
Payable to Shinko for 4.9% share in ATJ	14,383	13,093
Warranty	11,957	12,505
Employee compensation	10,797	17,781
Deferred tax liability	1,611	1,586
Income taxes payable	1,361	2,986
Other taxes payable	765	1,381
Other accrued expenses	15,627	16,899

Total	$70,712	$77,303

     Warranty Accrual
     We provide for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity in our warranty accrual for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Beginning balance	$10,935	$10,972	$12,505	$11,982
Accruals	3,289	1,846	9,474	7,412
Settlements	(3,737)	(1,837)	(10,868)	(7,135)
Foreign currency translation	1,470	184	846	(1,094)

Ending balance	$11,957	$11,165	$11,957	$11,165

9. SHARE-BASED COMPENSATION
     Stock Options Plans
     We have two stock option plans: the 2001 Non-Officer Equity Plan (“2001 Plan”) and the 2003 Equity Incentive Plan (“2003 Plan”). Under all of our stock option plans, options are granted for either six or ten year periods and become exercisable ratably, typically over a vesting period of three years, or as determined by the Board of Directors.

     Under the 2001 Plan, adopted in January 2001, 2,100,000 shares of common stock are reserved for issuance. The 2001 Plan provides for the grant of only non-qualified stock options to employees (other than officers or directors) and consultants (not including directors). Under the 2001 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At December 31, 2008, 56,957 shares were available for future issuance under this plan.
     Under the 2003 Plan, as most recently amended by our shareholders in September 2008, 6,800,000 shares of common stock are reserved for issuance. The 2003 Plan provides for the grant of non-qualified stock options and incentive stock options, and the issuance of restricted stock to employees and certain non-employees. Under the 2003 Plan, options may be granted at prices not less than the fair market value of our common stock at grant date. At December 31, 2008, 1,755,165 shares were available for future issuance under this plan.

     A summary of stock option activity in our stock option plans during the nine months ended December 31, 2008, is as follows:

			Weighted-Average	Aggregate
	Total Number	Weighted-Average	Remaining	Intrinsic Value (1)
	of Shares	Exercise Price	Contractual Term	(in thousands)
Options outstanding as of March 31, 2008	4,783,836	$9.98
Granted	—	—
Exercised	(101,217)	3.42
Cancelled	(450,069)	8.97

Options outstanding as of December 31, 2008	4,232,550	10.24	3.19	$—

Options vested and expected to vest at December 31, 2008	4,204,382	10.28	3.20	$—

Exercisable as of December 31, 2008	4,114,437	$10.34	3.20	$—

(1)	These amounts represent the difference between the exercise price and $0.25, the closing price of Asyst stock on December 31, 2008, as reported on The NASDAQ Global Market, for all in-the-money options outstanding.
     As of December 31, 2008, there was $0.2 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements granted under our stock option plans. We expect to recognize the unrecognized compensation cost over a weighted-average period of 1.09 years.
     Restricted Stock Awards and Restricted Stock Units
     Information with respect to restricted stock units and awards as of December 31, 2008, and activity during the nine months then ended, is as follows:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at March 31, 2008	2,465,930	$6.58
Granted	2,244,277	3.47
Vested	(571,754)	3.36
Cancelled	(710,515)	5.48

Outstanding at December 31, 2008	3,427,938	$5.31

     As of December 31, 2008, there was $13.1 million of unrecognized compensation costs related to restricted stock units granted under our equity incentive plans. We expect to recognize the unrecognized compensation over a weighted average period of 2.16 years.
     Stock Option Awards and Restricted Stock Units (“RSUs”) with Market and Performance Conditions
     We have granted stock option and restricted stock unit (“RSUs”) awards with market and performance conditions to our executive officers. These stock option and RSU awards vest upon the achievement of certain targets and are payable in shares of our common stock upon vesting, typically with a three or four-year market condition or performance achievement period.

     Market Condition Awards and Options
     The market condition stock option and RSU awards measure our relative market performance against that of other companies. The fair value of stock option and RSU awards containing a market condition are based on the market price or market capitalization of our stock on the grant date modified to reflect the impact of the market condition, including the estimated payout level based on that condition. We do not adjust compensation cost for subsequent changes in the expected outcome of the market-vesting condition. A summary of activity for the awards and options with market conditions as of December 31, 2008, and activity during the nine months then ended, is presented below:

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	(Years)
Outstanding at March 31, 2008	230,666	$2.23
Awards granted	—	—
Awards vested	(27,500)	0.64
Awards cancelled	(63,406)	1.91

Outstanding at December 31, 2008	139,760	$2.69	0.39

     Performance Condition Awards and Options
     The performance stock options and RSU awards measure our relative performance against pre-established conditions. The fair value of stock option awards and RSU awards containing a performance condition are based on the market price of our stock on the grant date. Compensation cost is adjusted for subsequent changes in the expected outcome of the performance-vesting condition until the vesting date. A summary of activity for the awards and options with performance conditions as of December 31, 2008, and activity during the nine months then ended, is presented below:

			Weighted
			Average
		Weighted	Contractual
	Number of	Average	Term
	Shares	Grant Date Fair Value	(Years)
Outstanding at March 31, 2008	410,330	$7.18
Awards granted	949,898	3.65
Awards cancelled	(211,830)	5.04

Outstanding at December 31, 2008	1,148,398	$4.65	2.71

     We do not believe as of December 31, 2008 that the achievement of these performance conditions are probable based on pre-established targets of net income and revenue and therefore did not record any expense for these awards.
     Employee Stock Purchase Plan
     Under the 1993 Employee Stock Purchase Plan (the “Plan”), as amended, 3,500,000 shares of common stock are reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, not to exceed 15 percent of an employee’s compensation, at a price not less than 85 percent of the fair market value of the stock on specified purchase dates. We issued 75,249 and 129,634 shares under the Plan during the nine months ended December 31, 2008 and 2007. As of December 31, 2008, the number of shares purchased by employees under the Plan totaled 2,999,927.

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
     Share-based compensation expense related to all stock option awards and employee stock purchase plans for the three and nine months ended December 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Share-based compensation expense by category:
Cost of sales	$144	$160	$481	$495
Research and development	172	204	554	617
Selling, general and administrative	1,257	1,189	3,403	4,065

Total share-based compensation expense	$1,573	$1,553	$4,438	$5,177

     During the three and nine months ended December 31, 2008 and 2007, respectively, we did not realize any tax benefits because of our full valuation allowance for deferred income tax assets in the U.S.
10. PENSION BENEFIT PLANS
     The following tables summarize the components of net periodic benefit costs for our pension plans:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost	$357	$299	$1,038	$863
Interest cost	92	103	266	297
Expected return on plan assets	(84)	(107)	(243)	(308)

Amortization of prior service cost	6	(1)	17	(4)
Amortization of actuarial losses	(4)	5	(11)	15

Net periodic benefit cost	$367	$299	$1,067	$863

     Employer Contributions
     We previously disclosed in our Form 10-K for the fiscal year ended March 31, 2008 that we expected to contribute $2.2 million to the pension plans in our fiscal year 2009 relating to our subsidiaries in Japan. During the nine months ended December 31, 2008, we contributed $1.5 million to the pension plans. We currently anticipate contributing an additional $0.7 million to the pension plans, for a total of $2.2 million in fiscal year 2009.

11. INCOME TAXES

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Benefit from income taxes	$2,314	$562	$8,845	$1,203
     We recorded a benefit from income taxes for the three months ended December 31, 2008 of $2.3 million, which included a tax benefit of $0.5 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with our ATJ acquisition, a benefit of $0.9 million relating to the resolution of a state tax audit and a benefit of $0.9 million from the release of a FIN 48 liability also resulting from the state tax audit resolution. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the three months ended December 31, 2007 of $0.6 million, which included a tax benefit of $1.1 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition and a $0.1 million tax benefit recorded primarily by other international subsidiaries, offset by a $0.6 million tax provision recorded by ATJ. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the nine months ended December 31, 2008 of $8.8 million, which included a tax benefit of $2.9 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with our ATJ acquisition, a net tax benefit of $5.6 million recorded by our international subsidiaries and a net tax benefit of $0.3 million from the release of FIN 48 liabilities. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the nine months ended December 31, 2007 of $1.2 million, which included a tax benefit of $5.4 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, a $0.3 million net tax benefit recorded primarily by other international subsidiaries, offset by a $4.5 million tax provision recorded by ATJ. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     In compliance with FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), our total unrecognized tax benefits as of December 31, 2008 and March 31, 2008 were $8.4 million and $8.8 million excluding interest and penalties, respectively, none of which is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2008 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2008 fiscal years remain subject to tax in Japan and Taiwan. Therefore, there could be a change in our FIN 48 liability in the next twelve months that we are currently unable to estimate.
     During the three months ended December 31, 2008, we released approximately $0.9 million of liability for unrecognized tax benefits resulting from the resolution of a state tax audit for March 31, 1999 through March 31, 2002. During the nine months ended December 31, 2008, we released liability for unrecognized tax benefits approximating $0.9 million from the resolution of a state tax audit and $1.1 million from the expiration of statute of limitations in certain foreign tax jurisdictions. Over the next twelve months, we anticipate releasing $0.7 million of gross unrecognized tax benefits.
     Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. Interest and penalties included in our provision for income taxes was $0.1 million and $0.3 million for the three and nine months ended December 31, 2008. Interest and penalties included in our provision for income taxes was not material for the three and nine months ended December 31, 2007.

12. RESTRUCTURING CHARGES
     The following table sets forth the restructuring activities during the nine months ended December 31, 2008:

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2008	$387	$154	$541
Reclassification from other long-term liability	—	65	65
Additional accruals	2,736	233	2,969
Non-cash related utilization	—	(101)	(101)
Amounts paid in cash	(2,484)	(285)	(2,769)
Foreign currency translation	(14)	(7)	(21)

Balance at December 31, 2008	$625	$59	$684

     In the fourth quarter of fiscal year 2008, we implemented a new restructuring plan (“2008 Plan”) involving employee terminations and closure of certain facilities worldwide. This plan is designed to improve efficiencies across our entire organization, reduce operating expense levels, and redirect resources to product development and other critical areas. We incurred no restructuring charges under the 2008 Plan during the three months ended December 31, 2008. During the nine months ended December 31, 2008, we incurred restructuring charges of $0.8 million under the 2008 Plan, consisting of $0.6 million in charges for severance costs from a reduction in workforce and $0.2 million in charges for facilities-related costs. We currently do not expect to incur additional restructuring charges under the 2008 Plan.
     Due to the continued decline in demand for semiconductor capital equipment, we initiated a new cost reduction initiative during the third quarter of fiscal year 2009. This new initiative or restructuring plan (“2009 Plan”) is designed to reduce our annual manufacturing and operating expense levels through the reduction of headcount and all other discretionary expenses. During the fourth quarter of fiscal year 2009, we announced additional cost reduction actions under this plan, including headcount reductions representing approximately 15 percent of our global workforce, reduced executive pay and other discretionary expenses, to further reduce our break-even level and improve cash flow in response to continued weakness in the semiconductor equipment industry. Cost reduction actions under the 2009 Plan are estimated to be completed by the fourth quarter of fiscal year 2009. During the three and nine months ended December 31, 2008, we incurred restructuring charges of $2.2 million for severance costs under this Plan. We currently expect to incur additional restructuring charges between $3.0 million and $5.0 million under the 2009 Plan during the four quarter of fiscal year 2009. We expect to pay the accrual amount outstanding at December 31, 2008 during the fourth quarter of fiscal year 2009.
     The following table sets forth the restructuring activities during the nine months ended December 31, 2007:

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2007	$—	$788	$788
Reclassification from other long-term liability	—	41	41
Additional accruals	629	390	1,019
Non-cash related utilization	—	(106)	(106)
Amounts paid in cash	(623)	(841)	(1,464)
Foreign Currency Translation	—	4	4

Balance at December 31, 2007	$6	$276	$282

     We incurred restructuring charges of $1.0 million for the nine months ended December 31, 2007, which consisted of $0.6 million in charges for severance costs from a reduction in force and $0.4 million in charges for future lease commitments for excess facilities. The outstanding accrual amount at December 31, 2007 was paid in fiscal year 2008.

13. REPORTABLE SEGMENTS
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

     Operating segment information for the three and nine months ended December 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
AMHS:
Net sales	$67,615	$68,441	$205,302	$230,977
Cost of Sales	46,690	52,308	158,812	177,171

Gross Profit	$20,925	$16,133	$46,490	$53,806

(Loss) income from operations	$4,983	$(856)	$(93,294)	$(706)

Fixed assets additions	$1,548	$1,552	$3,784	$3,646

Amortization and Depreciation	$2,543	$3,831	$10,736	$15,931

Fab Automation Products:
Net sales	$15,368	$38,034	$73,140	$131,954
Cost of Sales	10,177	21,606	43,829	74,173

Gross Profit	$5,191	$16,428	$29,311	$57,781

(Loss) income from operations	$(9,267)	$(990)	$(18,144)	$3,450

Fixed assets additions	$209	$567	$1,459	$1,778

Amortization and Depreciation	$1,199	$1,326	$3,698	$4,394

Consolidated:
Net sales	$82,983	$106,475	$278,442	$362,931
Cost of Sales	56,867	73,914	202,641	251,344

Gross Profit	$26,116	$32,561	$75,801	$111,587

(Loss) income from operations	$(4,284)	$(1,846)	$(111,438)	$2,744

Fixed assets additions	$1,757	$2,119	$5,243	$5,424

Amortization and Depreciation	$3,742	$5,157	$14,434	$20,325

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
     Significant customers are those customers directly accounting for more than 10% of our net revenue or accounts receivable in the relevant period. For each significant customer, net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable were as follows:

		Net Revenue			Accounts Receivable
	Three Months Ended		Nine Months Ended		As of
	December 31,		December 31,		December 31,	March 31,
	2008	2007	2008	2007	2008	2008
Customer A	*	23.7%	21.5%	21.9%	23.2%	22.5%
Customer B	*	*	15.2%	*	12.6%	*
Customer C	28.9%	*	15.5%	10.1%	*	*

*	Less than 10%

14. DEBT
     Debt and capital leases consisted of the following:

	December 31,	March 31,
	2008	2008
Short-term loans	$73,354	$35,250

Long-term loans	83,644	119,475
Capital leases	73	203

Total debt and capital leases	83,717	119,678

Less: Current portion of long-term debt and capital leases (1)	(81,820)	(7,011)

Long-term debt and capital leases, net of current portion	$1,897	$112,667

(1)	After giving effect to recent amendments, we were in compliance with our debt covenants under our principal credit facility as of December 31, 2008. Nonetheless, we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank credit facility as current in accordance with EITF No. 86-30. However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We intend to initiate discussions with our banks for further amendment or waiver of our covenants, however there can be no assurance that we will receive amendment or waiver.
     At December 31, 2008, future maturities of all long-term debt and capital leases were as follows:

Fiscal Year Ending March 31,	Amount
Remainder of 2009	$2,947
2010	22,519
2011	21,417
2012	29,417
2013 and thereafter	7,417

Total	$83,717

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
     As of October 15, 2008, we further amended the facility to waive and modify covenants related to minimum EBITDA, minimum liquidity, consolidated interest coverage and maximum debt to capital. This amendment also increased the margin on LIBOR loans to 6.0%, compared with 4.25% previously, and increases the amount of principal payments on the term loan during calendar year 2009 by a minimum of $10 million. Specifically, under the amendment, we are required to increase the amount of our principal payments on the term loan during each fiscal quarter of calendar year 2009 by the higher of (a) $2,500,000 or (b) fifty percent of the amount by which our consolidated EBITDA for the quarter exceeds $5,000,000. Accordingly, the actual amount by which the principal payments increase during calendar year 2009 will be determined by our EBITDA performance in each quarter of calendar year 2009, and could be higher. As part of this amendment we also agreed to certain minimum conditions under which we can make new borrowing under the revolving line of credit. We incurred amendment fees and related expenses of $0.6 million, which will be amortized as interest expense over the remaining life of the facility.
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
     We were in compliance with our debt covenants, as amended, as of December 31, 2008.
     As of December 31, 2008, we had borrowings outstanding of approximately $80.4 million under the credit facility (with $14.9 million in available borrowings used to support two standby letters of credit issued under the credit facilities). Our pre-tax interest rate at December 31, 2008 was 7.01 percent. As of December 31, 2008, we had approximately $3.9 million of bank fees, costs and related legal and other expenses which are being amortized as additional interest expense over the remaining term of the credit facility. If our current credit facility is refinanced in a transaction required to be accounted for as an extinguishment or the outstanding balance is demanded by the lender, unamortized debt issue costs at the demand or refinancing date would be required to be expensed in the period of refinancing or demand.
     The continued downturn in our industry continues to pressure our operating results and profitability and we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank credit facility as current in accordance with EITF No. 86-30. However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We currently are in discussions with our banks for amendment or waiver of covenants under the facility. As a condition of any such amendment or waiver, we could be required to reduce further the principal amount of available or outstanding borrowings under the facilities, and incur additional amendment fees and other associated costs and expenses. In addition, a requirement to reduce significantly the principal amount of available and outstanding borrowings could reduce our cash balances and could have a material and continuing impact on our ability to fund our operations over the next several quarters. We believe that our bank relationships are good and that we will be able to work with the banks to maintain a covenant structure that will provide us with adequate operating flexibility and liquidity. However there can be no assurance that, if we need waiver or amendment, we will be able to structure an agreement on favorable terms.
     The credit facilities contain financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures and indebtedness. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the credit agreement restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2012. The aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the credit facilities may be reduced or increased, as the case may be, based on the fluctuations in the applicable foreign currency exchange rate. Accordingly, we may be required periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed the term loan and revolving credit facility commitment amounts on a U.S. dollar-equivalent basis. To date, we have relied on available cash and borrowings under our other credit lines in Japan to make these payments. The KeyBank credit facilities are secured by liens on substantially all of our assets, including the assets of certain subsidiaries.
Other Debt Financing Arrangements
     We have additional lines of credit and term loans classified as short-term available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of December 31, 2008 was 9.2 billion Japanese Yen (approximately U.S. $101.7 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of December 31, 2008 was 6.6 billion Japanese Yen (approximately U.S. $73.4 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit and term loans are variable based on the Tokyo Interbank Offered Rate (TIBOR) 0.56 percent at December 31, 2008), plus margins of 0.50 percent to 2.25 percent. We are not required to provide any collateral related to the lines of credit and term loans in Japan. These lines of credit and term loans generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries. As of December 31, 2008, we had line of credits and term loans representing 2.5 billion Japanese Yen (approximately U.S. $27.7 million) in available borrowing capacity and 1.0 billion Japanese Yen (approximately U.S. $11.1 million) in outstanding borrowings which were subject to inter-company transfer restrictions. The lines of credit are generally available to us under one-year agreements that renew at various times over the next 12 months.  If any of these credit lines were not renewed, or were renewed for a smaller amount, we would be required to repay some or all of the outstanding amounts under the line immediately, which could put a strain on our liquidity.  There can be no assurance that these credit lines will continue to be available to us or that, if renewed or replaced, the terms of these or replacement lines of credit would be favorable to the company.
     We also have an additional of term loan classified as long-term available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of December 31, 2008 was 0.3 billion Japanese Yen (approximately U.S. $3.3 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of December 31, 2008 was 0.3 billion Japanese Yen (approximately U.S. $3.2 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan term loan is variable based on the Tokyo Interbank Offered Rate (TIBOR) 0.56 percent at December 31, 2008), plus margin of 1.875 percent. This term loan does not require us to provide any collateral but does require use to provide financial statements on a quarterly or semi-annual basis.

15. FAIR VALUE MEASUREMENTS
     We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) effective April 1, 2008 for financial assets and liabilities. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received upon the sale of an asset, or the amount paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. SFAS No. 157 requires us to maximize the use of observable market data, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments held in money market funds, which are included in cash and cash equivalents, at fair value. The following table summarizes the valuation of our investments and the financial instruments which were determined by using the following inputs at December 31, 2008:

	Fair Value Measurements at December 31, 2008
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents money market funds	$1,689	$—	$—	$1,689

Total	$1,689	$—	$—	$1,689

     Our investments held in money market funds of $1.7 million at December 31, 2008 are classified within Level 1 of the fair value hierarchy because they are valued utilizing market observable inputs with reasonable levels of price transparency.
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
     We performed an evaluation of the fair value of our money market funds in light of the current economic conditions. Our evaluation resulted in the determination that the carrying value of our money market funds held at December 31, 2008 approximated their respective fair values.
16. RELATED-PARTY TRANSACTIONS
     Our Japan subsidiary, ATJH, has certain transactions with MECS Korea in which ATJH is a minority shareholder. During the first quarter of fiscal 2009, we experienced a dilution of our MECS Korea investment from 19.4 percent to 13.7 percent which resulted in a shift from the equity method to the cost method to account for this investment.

     At December 31, 2008 and March 31, 2008, respectively, significant balances with ATJH and MECS Korea were as follows:

	December 31,	March 31,
	2008	2008
Accounts receivable from MECS Korea	$18	$26
Accounts payable due to MECS Korea	19	67
Accrued liabilities due to MECS Korea	—	6
     During the three and nine months ended December 31, 2008 and 2007, respectively, sales to and purchases from ATJH and MECS Korea were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales to MECS Korea	$16	$33	28	$57
Purchases from MECS Korea	20	192	200	459
17. COMMITMENTS AND CONTINGENCIES
     Lease Commitments
     We lease various facilities under non-cancelable capital and operating leases. At December 31, 2008, the future minimum commitments under these leases were as follows:

Fiscal Year Ending March 31,	Capital Lease	Operating Lease	Total
Remainder of 2009	$50	$1,726	$1,776
2010	10	4,746	4,756
2011	10	2,403	2,413
2012	4	1,489	1,493
2013 and thereafter	1	1,354	1,355

Total	75	$11,718	$11,793

Less: interest	(2)

Present value of minimum lease payments	73
Less: current portion of capital leases	(57)

Capital leases, net of current portion	$16

     Rent expense under our operating leases was approximately $1.4 million and $1.5 million for the three months ended December 31, 2008 and 2007, respectively. Rent expense under our operating leases was approximately $4.3 million and $4.1 million for the nine months ended December 31, 2008 and 2007, respectively.
Purchase Commitments
     At December 31, 2008, the total of non-cancelable purchase orders or contracts for the purchase of raw materials and other goods and services was $45.0 million.

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
     Daifuku’s Patent Infringement Action Against Us
     On August 29, 2005, a suit was filed in the Osaka District Court, Japan, against Shinko and ATJ. The suit, filed by Auckland UniServices Limited and Daifuku Corporation (“Plaintiffs”), alleges, among other things, that certain Shinko and ATJ products infringe Japanese Patent No. 3304677 and Japanese Patent No. 3729787 (together, the “Patents-in-Suit”). The Court has reserved final ruling on the substantive issues in the case, including the nature and scope of infringement of the Patents-in-Suit. However, the Court has indicated a basis to find the ATJ products infringe several claims under the

Patents-in-Suit and is assessing in what amount damages should be awarded in plaintiffs’ favor and against ATJ and Shinko. Specifically, the suit alleges infringement of the Patents-in-Suit by elements of identifiable Shinko products and of ATJ’s Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products and Daifuku seeks significant monetary damages against both Shinko and ATJ in an amount to be determined but which could be material. The suit also seeks to enjoin future sales and shipments of ATJ’s OHS, OHT and related products. ATJ has asserted various defenses, including non-infringement of the asserted claims, and intends to continue to defend the matter vigorously. ATJ has also provided notice to Shinko concerning Shinko’s obligations to indemnify Asyst and ATJH under certain claims in the event damages are awarded representing ATJ products during and prior to the term of the joint venture with Shinko.
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
Other Matters
     From time to time, we are also involved in other legal actions arising in the ordinary course of business. We have incurred certain costs while defending these matters. There can be no assurance that third-party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty or other payments in the future which may adversely impact gross margins. Litigation is inherently unpredictable, and we cannot predict the outcome of the legal proceedings described above with any certainty. Because of uncertainties related to both the amount and range of losses in the event of an unfavorable outcome in the lawsuit listed above or in certain other pending proceedings for which loss estimates have not been recorded, we are unable to make a reasonable estimate of the losses that could result from these matters. As a result, no losses have been accrued for the legal proceedings described above in our financial statements as of December 31, 2008.
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

18. SUBSEQUENT EVENTS
     On January 7, 2009, we announced implementation of additional cost reduction actions, including headcount reductions representing approximately 15 percent of our global workforce, reduced executive pay and other discretionary expenses, to further reduce our break-even level and improve cash flow in response to continued weakness in the semiconductor equipment industry. These cost reduction actions are estimated to be completed by the fourth quarter of fiscal year 2009. See Note 12, “Restructuring Charges,” above for additional details.
     On July 14, 2006, we purchased from Shinko shares of ATJ representing an additional 44.1 percent of outstanding capital stock of ATJ. This purchase increased our consolidated ownership of ATJ to 95.1 percent. Under our agreement, either we or Shinko may give notice at any time to the other, calling for ATJH to purchase the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $14.4 million at the December 31, 2008 exchange rate). By letter dated October 24, 2008, Shinko notified us of its intention to sell to us as of January 24, 2009 the remaining 4.9 percent of outstanding capital stock of ATJ. On January 26, 2009, we purchased the remaining 4.9 percent equity of ATJ for cash of 1.3 billion Yen, or approximately $14.6 million at then-current exchange rates.
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
Overview
     We develop, manufacture, sell and support integrated hardware and software automation systems primarily for the semiconductor, and secondarily for the flat panel display (“FPD”) manufacturing industries. We principally sell directly to the semiconductor and

FPD manufacturing industries. We also sell to original equipment manufacturers (“OEMs”) that make production equipment for sale to semiconductor manufacturers. Our strategy is to offer integrated automation systems that enable semiconductor and FPD manufacturers to increase their manufacturing productivity and yield and to protect their investment in fragile materials during the manufacturing process. We believe that our systems are becoming increasingly more important because of several trends in the manufacturing of semiconductors and FPDs including:
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
     For further descriptions of our operating segments, see Note 13, “Reportable Segments,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Our reportable segments are the same as our operating segments.
     We believe critical success factors include manufacturing cost reduction, product quality, customer relationships, and continued demand for our products. Demand for our products can change significantly from period-to-period as a result of numerous factors, including, but not limited to, changes in: (1) global economic conditions; (2) fluctuations in the semiconductor equipment market; (3) changes in customer buying patterns due to technological advancement and/or capacity requirements or customer ability to finance such purchases; (4) relative competitiveness of our products; and (5) our ability to successfully manage the outsourcing of our manufacturing activities to meet customers’ demands for our products and services. For this and other reasons, our results of operations for the fiscal year ended March 31, 2008 and for the three and nine months ended December 31, 2008 may not be indicative of our future operating results.
     We intend the discussion of our financial condition and results of operations that follow to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, the primary factors that resulted in those changes, and how certain accounting principles, policies and estimates affect our financial statements.

     Status of Material Weakness
     We concluded in Item 9A of our Form 10-K for fiscal year 2008 filed on June 12, 2008, that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2008. Item 9A provided a summary of the material weakness outstanding as of that date that we identified in management’s assessment of internal control as of March 31, 2008, and other related information. Because this material weakness remained outstanding as of the end of the fiscal quarter reported in this Form 10-Q, we have reported in Item 4 of Part I that our disclosure controls and procedures were not effective as of December 31, 2008, together with a summary of these material weaknesses and the status of our remediation efforts.
     Goodwill Impairment Charge
     During and after the second quarter of our fiscal year 2009, we experienced certain events and circumstances which appeared to make it more likely than not that an impairment of our goodwill may have occurred. We experienced a sustained, significant decline in our stock price during and after the end of the second quarter of fiscal year 2009, thus reducing our market capitalization. On October 9, 2008, we also experienced the termination of our discussions with Aquest Systems Corp. regarding their expression of an interest to acquire all of our outstanding common stock for a price of $6.50 per share. In addition, our updated long-term financial forecast indicated lower estimated short-term and long-term profitability. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the short-term and long-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill. Due to these events and circumstances, we performed an interim goodwill impairment assessment during the second quarter of our fiscal year 2009.
     Based on the results of our impairment assessment of goodwill, we determined that the carrying value of our AMHS reporting unit exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our AMHS reporting unit as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of our analysis indicated that there would be no remaining implied value attributable to goodwill in our AMHS reporting unit and accordingly, we wrote off all $89.4 million of goodwill associated with our AMHS reporting unit as of September 30, 2008. Our assessment of goodwill impairment indicated that as of September 30, 2008, the fair value of our Software reporting unit within our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.
     During the third quarter of our fiscal year 2009, we completed our annual impairment testing of goodwill. Our assessment of goodwill impairment indicated that as of December 31, 2008 the fair value of our Software reporting unit within our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.
     See Note 8, “Balance Sheet Components,” for additional details.
     Outlook and Liquidity
     Global demand for semiconductors and semiconductor equipment has been severely impacted by the current negative global economic environment. As a result, in the third quarter of fiscal 2009 we experienced a continuing decline in sales and we currently anticipate that sales will decline further in our fiscal fourth quarter ending March 31, 2009. In response, we have significantly reduced costs throughout our business to maintain neutral or positive cash flow at reduced sales levels. We do not expect to see an improvement in our sales for at least the next several quarters, and we lack sufficient visibility to predict with certainty when industry demand will improve. We will continue to evaluate the sales outlook and may need to cut costs further. However, there can be no assurance that we will be able to cut sufficient costs to avoid future losses or negative cash flow in any particular quarter or over an extended period.
     We currently have a high level of outstanding indebtedness. The current industry downturn’s negative impact on our financial results has caused us to be out of compliance with financial covenants under our principal credit facility. Over the past several months, we have negotiated three amendments to this facility in order to maintain compliance and we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. As a result, we reclassified the long-term portion of our KeyBank National Association credit facility as current in accordance with EITF No. 86-30, “Classification of Obligations When a Violation is Waived by a Creditor” (“EITF 86-30”). However, this reclassification did not change or accelerate the repayment schedule or maturity of the credit facility (which currently matures July 2012). We have initiated discussions with our banks for a further amendment or waiver of covenants under the facility. We believe that our bank relationships are good and that the banks will work with us to establish a covenant structure that provides us with sufficient liquidity and operating flexibility. However, there can be no assurance that we will be able to obtain a further waiver or amendment of covenants or that such waiver or amendment will be on favorable terms. Under these circumstances, we could be forced to repay some or all of our debt. However, we do not currently have sufficient cash to repay all of our debt and we may need to seek additional financing, which could be expensive or dilutive, or entail covenants that are more restrictive than our current structure. In addition, as a condition of any such amendment or waiver, we could be required to incur additional amendment fees and other associated costs and expenses. There can be no assurance that financing would be available to us. See Note 14, “Debt,” above, for additional details.
     We have also experienced a sustained, significant decline in our stock price during and after the end of the second quarter of fiscal year 2009, thus reducing our market capitalization. We believe that the recent decline in our stock price is partially attributable to the decline of the U.S. stock market generally. For example, from October 1, 2008 through February 2, 2009, major U.S. stock market indexes are down approximately 30 percent. In addition, we believe that investor concerns about our outstanding indebtedness, compliance with debt covenants, and liquidity have also adversely impacted our stock price.
     These adverse market conditions and our declining stock price give rise to certain accounting considerations including recoverability of goodwill, long-lived assets and inventory, discussed further in Note 8, “Balance Sheet Components,” and in Note 2, “Accounting Policies,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. These conditions may also have a significant impact on our liquidity, discussed further below.
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
     Management believes there have been no significant changes during the three and nine months ended December 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 other than a change in the estimated useful lives of certain acquisition-related intangibles as disclosed in Note 4, “Significant Accounting Policies.”

     Results of Operations for the Three and Nine Months Ended December 31, 2008 and 2007
     The following is a summary of our net sales and income (loss) from operations by segment and consolidated total for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
AMHS:
Net sales	$67,615	$68,441	$205,302	$230,977
Cost of Sales	46,690	52,308	158,812	177,171

Gross Profit	$20,925	$16,133	$46,490	$53,806

(Loss) income from operations	$4,983	$(856)	$(93,294)	$(706)

Fab Automation Products:
Net sales	$15,368	$38,034	$73,140	$131,954
Cost of Sales	10,177	21,606	43,829	74,173

Gross Profit	$5,191	$16,428	$29,311	$57,781

(Loss) income from operations	$(9,267)	$(990)	$(18,144)	$3,450

Consolidated:
Net sales	$82,983	$106,475	$278,442	$362,931
Cost of Sales	56,867	73,914	202,641	251,344

Gross Profit	$26,116	$32,561	$75,801	$111,587

(Loss) income from operations	$(4,284)	$(1,846)	$(111,438)	$2,744

     The following is a summary of our net sales and income (loss) from operations by segment as a percentage of consolidated net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
AMHS:
Net sales	81.5%	64.3%	73.7%	63.6%
Cost of Sales	56.3%	49.1%	57.0%	48.8%

Gross Profit	25.2%	15.2%	16.7%	14.8%

(Loss) income from operations	6.0%	(0.8)%	(33.5)%	(0.2)%

Fab Automation Products:
Net sales	18.5%	35.7%	26.3%	36.4%
Cost of Sales	12.3%	20.3%	15.7%	20.4%

Gross Profit	6.3%	15.4%	10.5%	16.0%

(Loss) income from operations	(11.2)%	(0.9)%	(6.5)%	1.0%

Consolidated:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	68.5%	69.4%	72.8%	69.3%

Gross Profit	31.5%	30.6%	27.2%	30.7%

(Loss) income from operations	(5.2)%	(1.7)%	(40.0)%	0.8%

Third Quarter of 2009 Compared to Third Quarter of 2008
Net Sales
Consolidated
     During the three months ended December 31, 2008, consolidated net sales decreased by $23.5 million, or 22.1 percent, compared to the same period of the prior fiscal year. This decrease was driven by volume decreases of $12.3 million from semiconductor AMHS projects, $10.4 million from interface products, $5.1 million from Spartan Sorters and EFEMs, $2.8 million from robotics, $2.3 million from Auto-ID systems, $0.8 million from service and $0.7 million from software. Partially offsetting the decreases was an increase of $9.3 million from sales of flat panel AMHS projects and $1.6 million from other AMHS projects. We continued to experience a decline in our net sales during the three months ended December 31, 2008, primarily due to the current general economic condition of the industries in which we compete.
     Geographically, net sales for the three months ended December 31, 2008 compared with the three months ended December 31, 2007 decreased by $15.0 million in Taiwan, $11.1 million in Japan, $7.5 million in Europe, $3.7 million in North America and $2.9 million in Other APAC. These decreases were offset in part by an increase of $9.5 million in China and $7.2 million in Korea. The geographical breakdown of consolidated net sales for the three months ended December 31, 2008 was 41.8 percent for Japan, 18.1 percent for North America, 16.0 percent for China, 11.4 percent for Taiwan, 9.4 percent for Korea, 2.0 percent for Europe and 1.3 percent for Other APAC. Other APAC represents all Asia Pacific countries excluding Japan, Taiwan, China and Korea. Sales to end-users and OEMs for the three months ended December 31, 2008 were 89.7 percent and 10.3 percent, respectively.
AMHS
     Net sales for our AMHS segment during the third quarter of our fiscal year 2009 decreased by $0.8 million, or 1.2 percent, compared to the corresponding period of the prior fiscal year. This decrease was primarily driven by a volume decrease of $12.3 million in semiconductor AMHS projects attributed to customers in Taiwan reducing their capital investments due to the overall industry slowdown. This decrease was partially offset by volume increases of $9.3 million in flat panel AMHS projects resulting from sales relating to a significant Generation 8 (also referred to as “Gen 8”) contract secured during the fourth quarter of fiscal year 2008 and from an increase of $2.2 million in service and other.
     Geographically, net sales for the three months ended December 31, 2008 as compared with the three months ended December 31, 2007 decreased by $13.1 million in Taiwan, $4.0 million in Europe, $2.0 million in Japan and $0.5 million in Other APAC. This decrease was mitigated by an increase in net sales of $10.1 million in China, $7.0 million in Korea and $1.7 million in North America. The net sales declines were primarily driven by reduced capital spending by our customers for our semiconductor AMHS projects due to the overall industry slowdown. The $10.1 million increase in China resulted from the achievement of certain milestones of a significant semiconductor project and the $7.0 million increase in Korea resulted from a significant Gen 8 contract secured in the fourth quarter of the prior fiscal year. The geographical breakdown of AMHS sales for the three months ended December 31, 2008 was 44.0 percent for Japan, 19.2 percent for China, 13.3 percent for Taiwan, 11.2 percent for Korea, 11.1 percent for North America, 0.7 percent for Other APAC and 0.5 percent for Europe.
Fab Automation
     Net sales for our Fab Automation segment during the three months ended December 31, 2008 decreased by $22.7 million or 59.6 percent compared to the same period of the prior fiscal year. This decrease was driven by volume declines of $5.9 million from 200mm loadports, $5.1 million from Spartan Sorters and EFEMs, $4.0 million from 300mm loadports, $2.8 million from robotics, $2.3 million from Auto-ID systems, $1.5 million from service, $0.7 million from software and $0.4 million from Plus Portals. These declines resulted from the current economic downturn in the industries in which we compete.
     Geographically, net sales for the three months ended December 31, 2008 compared with the three months ended December 31, 2007 decreased by $9.1 million in Japan, $5.4 million in North America, $3.5 million in Europe, $2.4 million in Other APAC, $2.0 million in Taiwan and $0.5 million in China. Korea represented the only region where we experienced an increase in net sales of $0.2 million. The geographical breakdown of Fab Automation sales for the three months ended December 31, 2008 was 48.7 percent for North America, 32.5 percent for Japan, 8.6 percent for Europe, 3.7 percent for Other APAC, 2.9 percent for Taiwan, 2.1 percent for China and 1.5 percent for Korea.

First Nine Months of 2009 Compared to First Nine Months of 2008
Net Sales
Consolidated
     During the nine months ended December 31, 2008, consolidated net sales decreased by $84.5 million or 23.3 percent compared to the same period of the prior fiscal year. This decrease was driven by volume decreases of $61.1 million from semiconductor AMHS projects, $27.3 million from interface products, $14.2 million from Spartan Sorters and EFEMs, $6.8 million from robotics, $5.8 million from Auto-ID systems, $2.6 million from software and $1.1 million from service. Partially offsetting the decreases were increases of $33.0 million from flat panel AMHS projects and $1.4 million from other AMHS projects. We continued to experience a decline in net sales during the nine months ended December 31, 2008 primarily due to the current general economic condition of the industries in which we compete.
     Geographically, net sales for the nine months ended December 31, 2008 compared with the nine months ended December 31, 2007 decreased by $56.2 million in Taiwan, $20.6 million in North America, $20.6 million in Europe, $14.9 million in Japan and $9.3 million in Other APAC. These decreases were offset in part by an increase of $34.8 million in Korea and $2.3 million in China. The geographical breakdown of consolidated net sales for the nine months ended December 31, 2008 was 46.2 percent for Japan, 17.3 percent for Korea, 17.0 percent for North America, 9.1 percent for Taiwan, 5.9 percent for China, 2.5 percent for Europe and 2.0 percent for Other APAC. Sales to end-users and OEMs for the nine months ended December 31, 2008 were 86.4 percent and 13.6 percent, respectively.
AMHS
     Net sales for our AMHS segment during the nine months ended December 31, 2008 decreased by $25.7 million or 11.1 percent compared to the corresponding period of the prior fiscal year. This decrease was primarily driven by a volume decrease of $61.1 million in semiconductor AMHS projects attributed to customers in Taiwan and Europe regions reducing their capital investments due to the overall industry slowdown. This decrease was partially offset by volume increases of $33.0 million in flat panel displays resulting from a significant Gen 8 contract secured during the fourth quarter of fiscal year 2008 and from an increase of $2.5 million in service and other.
     Geographically, net sales for the nine months ended December 31, 2008 as compared with the nine months ended December 31, 2007 decreased by $47.7 million in Taiwan, $11.5 million in Europe, $3.8 million in North America and $3.6 million in Other APAC. This decrease was mitigated by an increase in net sales of $34.1 million in Korea, $4.4 million in China and $2.4 million in Japan. The net sale decline in Taiwan was primarily driven by reduced capital spending by our customers for our semiconductor AMHS projects due to the overall industry slowdown. The $34.1 million increase in Korea resulted from the significant Gen 8 contract secured in the fourth quarter of the prior fiscal year. The geographical breakdown of AMHS sales for the nine months ended December 31, 2008 was 49.9 percent for Japan, 22.9 percent for Korea, 10.8 percent for Taiwan, 9.3 percent for North America, 6.4 percent for China, 0.5 percent for Europe and 0.2 percent for Other APAC.
Fab Automation
     Net sales for our Fab Automation segment during the nine months ended December 31, 2008 decreased by $58.8 million or 44.6 percent compared to the same period of the prior fiscal year. This decrease was driven by volume declines of $14.7 million from 200mm loadports, $14.2 million from Spartan Sorters and EFEMs, $11.3 million from 300mm loadports, $6.8 million from robotics, $5.8 million from Auto-ID systems, $2.6 million from software, $2.1 million from service and $1.3 million from Plus Portals. These declines resulted from the current economic downturn in the industries in which we compete.
     Geographically, net sales for the nine months ended December 31, 2008 compared with the nine months ended December 31, 2007 decreased by $17.3 million in Japan, $16.8 million in North America, $9.1 million in Europe, $8.5 million in Taiwan, $5.7 million in Other APAC and $2.2 million in China. Korea represented the only region where we experienced an increase in net sales of $0.8 million. The geographical breakdown of Fab Automation sales for the nine months ended December 31, 2008 was 38.9 percent for North America, 36.1 percent for Japan, 8.1 percent for Europe, 6.8 percent for Other APAC, 4.3 percent for China, 4.3 percent for Taiwan and 1.5 percent for Korea.

Comparison of Expenses, Gross Margin, Interest & Other Income, and Income Taxes
     The following table sets forth the percentage of net sales represented by condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.5%	69.4%	72.8%	69.3%

Gross profit	31.5%	30.6%	27.2%	30.7%

Operating expenses:
Research and development	10.4%	9.9%	10.6%	7.7%
Selling, general and administrative	22.1%	19.6%	20.8%	18.2%
Amortization of acquired intangible assets	1.6%	2.8%	2.7%	3.8%
Goodwill impairment charge	0.0%	0.0%	32.1%	0.0%
Restructuring and other charges	2.6%	0.0%	1.1%	0.3%

Total operating expenses	36.6%	32.3%	67.2%	30.0%

(Loss) income from operations	(5.2)%	(1.7)%	(40.0)%	0.8%

Interest and other income (expense), net:
Interest income	0.1%	0.7%	0.2%	0.5%
Interest expense	(3.2)%	(2.0)%	(2.8)%	(1.8)%
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	0.0%	0.0%	0.0%	(0.9)%
Other expense, net	(3.4)%	1.7%	(2.9)%	1.0%

Interest and other income (expense), net	(6.4)%	0.4%	(5.5)%	(1.3)%

Loss before income taxes and minority interest	(11.6)%	(1.3)%	(45.5)%	(0.5)%
Benefit from income taxes	2.8%	0.5%	3.2%	0.3%
Minority interest	0.0%	0.0%	0.0%	0.0%

Net loss	(8.8)%	(0.8)%	(42.3)%	(0.2)%

Third Quarter of 2009 Compared to Third Quarter of 2008
Gross Margin
Consolidated
     Consolidated gross profit for the three months ended December 31, 2008 was $26.1 million, $6.4 million lower than the corresponding period of the prior fiscal year, primarily due to sales volume decreases in semiconductor AMHS projects, 200mm and 300mm loadports, Spartan Sorters and EFEMs, robotics and Auto-ID systems. The gross margin percentage for the three months ended December 31, 2008 was 31.5 percent, increasing by 0.9 percent from the corresponding period of the prior fiscal year. The gross margin increase was primarily due to significant margin improvement in our AMHS segment, which increased to 30.9 percent during the three months ended December 31, 2008 compared to 23.6 percent during the same period of the prior fiscal year, offset in part by a gross margin decline in our Fab Automation segment from 43.2 percent during the three months ended December 31, 2007 to 33.8 percent during the current quarter.

AMHS
     AMHS gross profit for the three months ended December 31, 2008 was $20.9 million with a gross margin of 30.9 percent, compared to $16.1 million gross profit or 23.6 percent gross margin for the three months ended December 31, 2007. The $4.8 million increase in gross profit was primarily driven by higher pricing on certain projects and products and from product cost reduction initiatives which began to materialize during the current quarter. The 7.4 percent increase in gross margin primarily resulted from increased pricing on certain projects and products, which translated to higher average selling prices and higher gross margins, and from product cost reduction initiatives that began to materialize during the current quarter.
Fab Automation
     Fab Automation gross profit for the three months ended December 31, 2008 was $5.2 million with a gross margin of 33.8 percent compared to $16.4 million gross profit or 43.2 percent gross margin for the three months ended December 31, 2007. The $11.2 million decrease in gross profit primarily resulted from the lower sales volume in 200mm and 300mm loadports, Spartan Sorters and EFEMs, robotics and Auto-ID systems. The 9.4 percent gross margin decrease in our Fab Automation’s gross margin was primarily attributable to an unfavorable impact of operating overheads on lower volumes combined with an unfavorable product mix shift towards lower margin products.
First Nine Months of 2009 Compared to First Nine Months of 2008
Gross Margin
Consolidated
     Consolidated gross profit for the nine months ended December 31, 2008 was $75.8 million, $35.8 million lower than the corresponding period of the prior fiscal year, primarily due to sales volume decreases in semiconductor AMHS projects, interface products, Spartan Sorters and EFEMs, robotics and Auto-ID systems. The gross margin percentage for the nine months ended December 31, 2008 was 27.2 percent, decreasing by 3.5 percent from the corresponding period of the prior fiscal year. The decrease in gross margin primarily reflects increased mix of sales from our lower margin AMHS segment, which experienced an 11.1 percent sales decline during this period, compared to a 44.6 percent sales decline for our higher margin Fab Automation segment.
AMHS
     AMHS gross profit for the nine months ended December 31, 2008 was $46.5 million with a gross margin of 22.6 percent, compared to $53.8 million gross profit or 23.3 percent gross margin for the nine months ended December 31, 2007. The $7.3 million decrease in gross profit was primarily driven by lower than anticipated cost reductions from product cost reduction initiatives and from reduced pricing on certain projects and products. The 0.7 percent gross margin decline primarily resulted from reduced pricing on certain projects and products, which translated to lower average selling prices and lower gross margins during this period, and from lower than anticipated cost reductions from product cost reduction initiatives.
Fab Automation
     Fab Automation gross profit for the nine months ended December 31, 2008 was $29.3 million with a gross margin of 40.1 percent compared to $57.8 million gross profit or 43.8 percent gross margin for the nine months ended December 31, 2007. The $28.5 million decrease in gross profit primarily resulted from lower sales volume in 200mm and 300mm loadports, Spartan Sorters and EFEMs, robotics and Auto-ID systems. The decrease in our gross profit was also due to the $2.2 million charge resulting from reductions in purchase volumes with Flextronics. The 3.7 percent gross margin decrease in our Fab Automation’s gross margin was primarily attributable to a $2.2 million reduction in purchase volume charge from Flextronics, unfavorable impact of operating overheads on lower volumes, and unfavorable product mix shift towards lower margin products.
Research and Development

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentages)	2008	2007	Change	2008	2007	Change
Research and development	$8,615	$10,526	$(1,911)	$29,383	$27,900	$1,483

Percentage of total net sales	10.4%	9.9%		10.6%	7.7%

     Over the past two years we have increased our investment in new product development. The results of our investments have included the development and the commercial release of a number of significant new products during the second quarter of our fiscal year 2009, including Agile Automation, Falcon Integrated Loadport, Velocity HTC Conveyor and VAO software.
     Research and development expense declined by $1.9 million for the three months ended December 31, 2008, compared to the same period of the prior fiscal year, due to decreases of $1.5 million in new product development material expenses, $0.2 million in outside services for software development and the remaining $0.2 million in all other miscellaneous research and development expenses. This decrease was primarily due to commercial releases of a number of significant new products during the first half of fiscal year 2009 which resulted in higher research and development expenses during that period.
     Research and development expense increased by $1.5 million for the nine months ended December 31, 2008, compared to the same period of the prior fiscal year, due to increases of $0.3 million in new product development material expenses and $1.2 million in all other miscellaneous research and development expenses. This increase was primarily due to our continued investment in new product development and the commercial release of a number of significant new products during the first half of fiscal year 2009.
     The research and development expenses may vary as a percentage of net sales because we do not manage these expenditures strictly to variations in our level of net sales. Rather, we establish annual budgets that we believe are necessary to develop enhancements to our current products as well as new products and product lines. Although we will continue investing in new product development, we have begun to reduce our level of spending and do expect this trend to continue through at least fiscal year 2010. We believe that our investments in research and development expenses will position us for increased sales and profitability in the future. We, however, do not expect to realize the benefits of these investments during the current fiscal year.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$18,321	$20,873	$(2,552)	$57,906	$66,026	$(8,120)

Percentage of total net sales	22.1%	19.6%		20.8%	18.2%
     The selling, general and administrative (“SG&A”) expense decrease of $2.6 million for the three months ended December 31, 2008 compared to the same period of fiscal year 2008 primarily resulted from the implementation of recent cost reduction initiatives, which resulted in a decrease of $1.8 million in compensation-related costs and $0.8 million in travel-related costs.
     The $8.1 million decrease in SG&A expenses during the nine months ended December 31, 2008, compared to the same period of fiscal year, also primarily resulted from the implementation of recent cost reduction initiatives, which decreased compensation-related expenses by $2.5 million, travel-related costs by $2.1 million, and outside services and contractor costs by $1.7 million. In addition, the current fiscal quarter excluded a $1.8 million charge recorded in the same period of the prior fiscal year relating to the establishment of a reserve against a prepaid advance to a Korean supplier due to the cancellation of an order with a customer.
Amortization of Acquired Intangibles Assets

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Amortization of acquired intangible assets	$1,299	$2,970	$(1,671)	$7,550	$13,898	$(6,348)

Percentage of total net sales	1.6%	2.8%		2.7%	3.8%
     The decrease in the amortization expense for the three and nine months ended December 31, 2008, compared with the corresponding periods in the prior fiscal year, was due to some of our acquired intangibles becoming fully amortized during the second quarter of our fiscal year 2008 combined with a change in the estimated useful lives assigned to our developed technology and customer relationship intangibles.

     During the current fiscal quarter, we performed an assessment on the recoverability of our acquisition-related intangible assets due to the worsening economic conditions in the semiconductor industry environment. Upon review of various industry publications, we concluded that our acquisition-related developed technology may be utilized for a period longer than originally estimated since the anticipated reduced spending in the semiconductor industry could delay the development of new technologies, which could potentially replace or cause obsolescence of our existing developed technology and the customer relationships associated with it.
     In accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections” (“FASB No. 154”), the change in estimated useful life of intangible assets is accounted for prospectively. The change in estimated useful lives for developed technology and customer relationships is effective from October 1, 2008. The effect of the change in estimated useful lives for these intangible assets decreased our loss from continuing operations by approximately $1.9 million and our net loss by approximately $1.1 million for the three and nine months ended December 31, 2008 and decreased basic and diluted loss per share by $0.02 for the three and nine months ended December 31, 2008. Amortization of intangible assets was $1.4 million and $3.1 million for the three months ended December 31, 2008 and 2007, respectively. Amortization of intangible assets was $7.8 million and $14.1 million for the nine months ended December 31, 2008 and 2007, respectively.
     See Note 4, “Significant Accounting Policies,” above for additional details.
Goodwill Impairment Charge

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Goodwill impairment charge	$—	$—	$—	$89,431	$—	$89,431

Percentage of total net sales	0.0%	0.0%		32.1%	0.0%
     During and after the second quarter of our fiscal year 2009, we experienced certain events and circumstances which appeared to make it more likely than not that an impairment of our goodwill may have occurred. We experienced a sustained, significant decline in our stock price during and after the end of the second quarter of fiscal year 2009, thus reducing our market capitalization. On October 9, 2008, we also experienced the termination of our discussions with Aquest Systems Corp. regarding their expression of an interest to acquire all of our outstanding common stock for a price of $6.50 per share. In addition, our updated long-term financial forecast indicated lower estimated short-term and long-term profitability. Our updated long-term financial forecast represents the best estimate that our management has at this time and we believe that its underlying assumptions are reasonable. However, actual performance in the short-term and long-term could be materially different from these forecasts, which could impact future estimates of fair value of our reporting units and may result in further impairment of goodwill. Due to these events and circumstances, we performed an interim goodwill impairment assessment during the second quarter of our fiscal year 2009.
     Based on the results of our impairment assessment of goodwill, we determined that the carrying value of our AMHS reporting unit exceeded its estimated fair value. Therefore, we performed a second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the estimated fair value of our AMHS reporting unit as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as developed technologies, in-process research and development, customer relationships and trade names. The result of our analysis indicated that there would be no remaining implied value attributable to goodwill in our AMHS reporting unit and accordingly, we wrote off all $89.4 million of goodwill associated with our AMHS reporting unit as of September 30, 2008. Our assessment of goodwill impairment indicated that as of September 30, 2008, the fair value of our Software reporting unit within our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.
     During the third quarter of our fiscal year 2009, we completed our annual impairment testing of goodwill. Our assessment of goodwill impairment indicated that as of December 31, 2008 the fair value of our Software reporting unit within our Fab Automation segment exceeded its carrying value and therefore goodwill in that segment was not impaired.
     See Note 8, “Balance Sheet Components,” above for additional details.
Restructuring Charges

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Restructuring charges	$2,165	$38	$2,127	$2,969	$1,019	$1,950

Percentage of total net sales	2.6%	0.0%		1.1%	0.3%
     In the fourth quarter of fiscal year 2008, we implemented a new restructuring plan (“2008 Plan”) involving employee terminations and closure of certain facilities worldwide. This plan is designed to improve efficiencies across our entire organization, reduce operating expense levels, and redirect resources to product development and other critical areas. We incurred no restructuring charges under the 2008 Plan during the three months ended December 31, 2008. During the nine months ended December 31, 2008, we incurred restructuring charges of $0.8 million under the 2008 Plan, consisting of $0.6 million in charges for severance costs from a reduction in workforce and $0.2 million in charges for facilities-related costs. We currently do not expect to incur additional restructuring charges under the 2008 Plan and expect to pay the accrual amount outstanding at December 31, 2008 during the fourth quarter of fiscal year 2009.
     Due to the continued decline in demand for semiconductor capital equipment, we initiated a new cost reduction initiative during the third quarter of fiscal year 2009. This new initiative or restructuring plan (“2009 Plan”) is designed to reduce our annual manufacturing and operating expense levels through the reduction of headcount and all other discretionary expenses. During the fourth quarter of fiscal year 2009, we announced additional cost reduction actions under this plan, including headcount reductions representing approximately 15 percent of our global workforce, reduced executive pay and other discretionary expenses, to further reduce our break-even level and improve cash flow in response to continued weakness in the semiconductor equipment industry. Cost reduction actions under the 2009 Plan are estimated to be completed by the fourth quarter of fiscal year 2009. During the three and nine months ended December 31, 2008, we incurred restructuring charges of $2.2 million for severance costs under this Plan. We currently expect to incur additional restructuring charges between $3.0 million and $5.0 million under the 2009 Plan during the four quarter of fiscal year 2009. We expect to pay the accrual amount outstanding at December 31, 2008 during the fourth quarter of fiscal year 2009.
     During the three and nine months ended December 31, 2007, we incurred restructuring charges of $0.04 million and $1.0 million, related to excess facility charges in connection with our Japan and Taiwan office relocation and consolidation.

     We expect to pay the outstanding restructuring accrual amount at December 31, 2008, as noted in the following table (in thousands), during the remainder of our fiscal year 2009.

	Severance and	Excess
	Benefits	Facilities	Total
Balance at March 31, 2008	$387	$154	$541
Reclassification from other long-term liability	—	65	65
Additional accruals	2,736	233	2,969
Non-cash related utilization	—	(101)	(101)
Amounts paid in cash	(2,484)	(285)	(2,769)
Foreign currency translation	(14)	(7)	(21)

Balance at December 31, 2008	$625	$59	$684

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands)	2008	2007	Change	2008	2007	Change
Interest income	$105	$708	$(603)	$548	$1,769	$(1,221)
Interest expense	(2,653)	(2,134)	(519)	(7,784)	(7,029)	(755)
Write-off of fees related to early extinguishment of debt and early redemption of convertible securities	—	—	—	—	(3,135)	3,135
Foreign currency exchange (loss) gain	(2,772)	591	(3,363)	(8,360)	244	(8,604)
Other income (expense), net	(11)	1,264	(1,275)	339	3,435	(3,096)

Interest and other income (expense), net	$(5,331)	$429	$(5,760)	$(15,257)	$(4,716)	$(10,541)

     Interest income during the three and nine months ended December 31, 2008 compared to the same periods in the prior fiscal year was lower due to lower average cash and investment balances and lower rates of return between the periods.
     Interest expense during the three and nine months ended December 31, 2008 compared to the same periods in the prior fiscal year was higher due to higher average interest rates on our KeyBank credit facility and from increased usage of our local bank lines in Japan.
     The write-off of fees related to the early extinguishment of debt and early redemption of convertible securities during the nine months ended December 31, 2007 was due to the write-off of $2.4 million of fees from early extinguishment of the credit facility with Bank of America and $0.7 million for the redemption of the convertible subordinated notes. There was no such write-off during the nine months ended December 31, 2008.
     Foreign currency exchange loss was higher during both the three and nine months ended December 31, 2008 compared to the same period in the prior fiscal year primarily due to the strengthening of the Japanese Yen relative to both the U.S. dollar and the Korean Won.
     Other income (expense), net was lower during both the three and nine months ended December 31, 2008 from a decrease in royalty income due to the natural termination of a royalty arrangement during the fourth quarter of fiscal year 2008.

Income Taxes

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in thousands, except percentage)	2008	2007	Change	2008	2007	Change
Benefit from income taxes	$2,314	$562	$1,752	$8,845	$1,203	$7,642

Percentage of total net sales	2.8%	0.5%		3.2%	0.3%
      We recorded a benefit from income taxes for the three months ended December 31, 2008 of $2.3 million, which included a tax benefit of $0.5 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with our ATJ acquisition, a benefit of $0.9 million relating to the resolution of a state tax audit and a benefit of $0.9 million from the release of a FIN 48 liability also resulting from the state tax audit resolution. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the three months ended December 31, 2007 of $0.6 million, which included a tax benefit of $1.1 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition and a $0.1 million tax benefit recorded primarily by other international subsidiaries, offset by a $0.6 million tax provision recorded by ATJ. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
      We recorded a benefit from income taxes for the nine months ended December 31, 2008 of $8.8 million, which included a tax benefit of $2.9 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with our ATJ acquisition, a net tax benefit of $5.6 million recorded by our international subsidiaries and a net tax benefit of $0.3 million from the release of FIN 48 liabilities. Our effective tax rate differed from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
     We recorded a benefit from income taxes for the nine months ended December 31, 2007 of $1.2 million, which included a tax benefit of $5.4 million from the change in deferred tax liabilities resulting from the amortization of intangible assets in connection with the ATJ acquisition, a $0.3 million net tax benefit recorded primarily by other international subsidiaries, offset by a $4.5 million tax provision recorded by ATJ. Our effective tax rate differs from the U.S. statutory rate primarily due to tax benefits recorded in ATJ and other foreign subsidiaries in excess of the U.S. statutory rate, and by U.S. losses not providing current tax benefits.
      In compliance with FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), our total unrecognized tax benefits as of December 31, 2008 and March 31, 2008 were $8.4 million and $8.8 million excluding interest and penalties, respectively, none of which is expected to be paid within the next twelve months. If recognized, these amounts would reduce our provision for income taxes. Although we file U.S. federal, U.S. state and foreign tax returns, our three major tax jurisdictions are the U.S., Japan and Taiwan. Our 2000 through 2008 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes and our 2003 through 2008 fiscal years remain subject to tax in Japan and Taiwan. Therefore, there could be a change in our FIN 48 liability in the next twelve months that we are currently unable to estimate.
     During the three months ended December 31, 2008, we released approximately $0.9 million of liability for unrecognized tax benefits resulting from the resolution of a state tax audit for March 31, 1999 through March 31, 2002. During the nine months ended December 31, 2008, we released liability for unrecognized tax benefits approximating $0.9 million from the resolution of a state tax audit and $1.1 million from the expiration of statute of limitations in certain foreign tax jurisdictions. Over the next twelve months, we anticipate releasing $0.7 million of gross unrecognized tax benefits.
     Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. Interest and penalties included in our provision for income taxes was $0.1 million and $0.3 million for the three and nine months ended December 31, 2008. Interest and penalties included in our provision for income taxes was not material for the three and nine months ended December 31, 2007.
Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through the private sale of equity securities and public stock offerings, customer pre-payments, bank borrowings, debt and cash generated from operations.

     The tables below, for the periods indicated, provide selected condensed consolidated cash flow information:

	Nine Months Ended
	December 31,
(in thousands)	2008	2007
Net cash (used in) provided by operating activities	$(2,597)	$8,709
Net cash used in investing activities	(6,489)	(6,214)
Net cash used in financing activities	(12,976)	(24,642)
Cash Flows from Operating Activities
     Net cash used in operating activities for the nine months ended December 31, 2008 was $2.6 million and consisted of the following (in thousands):

Net loss	$(117,862)
Depreciation and amortization	13,598
Amortization of deferred financing costs	836
Goodwill impairment charge	89,431
Share-based compensation expense	4,438
Write-off of fees related to the amendment of a credit facility	954
Deferred taxes, net	(7,936)
Other non-cash charges	3,102
Decrease in accounts receivable	28,702
Decrease in inventories	7,458
Decrease in prepaid expenses and other assets	2,990
Decrease in accounts payable, accrued liabilities and deferred margin	(28,308)

Net cash used in operating activities	$(2,597)

     We used net cash of $2.6 million from operating activities during the nine months ended December 31, 2008, primarily driven by a net loss of $117.9 million, a $28.3 million decrease in accounts payable, accrued liabilities and deferred margin resulting from a decrease in customer deposits from AMHS long-term contracts achieving revenue recognition milestones under the percentage-of-completion method and from lower accruals for employee compensation and inventory purchases and a $7.9 million increase in deferred taxes, net. This use in net cash was partially offset by increases in net cash resulting from a $28.7 million decrease in accounts receivables due to decreased sales and improved collections during the nine months ended December 31, 2008 compared to the same period of the prior fiscal year, $7.5 million decrease in inventory related to the completion of certain AMHS projects, $3.0 million decrease in prepaid expenses and other assets plus an additional $112.4 million in other non-cash charges, including $89.4 million in goodwill impairment charge, $13.6 million in depreciation and amortization, $4.4 million in share-based compensation expense, $1.0 million from the write-off of previously deferred financing costs and $0.8 million from the amortization of deferred financing costs.
     Days sales outstanding (“DSO”) improved from 96 days at March 31, 2008 to 91 days at December 31, 2008 for billed and unbilled receivables. This decrease was primarily driven by an improvement in our cash collections. Our inventory turnover metric improved from 51 days during the nine months ended December 31, 2007 to 45 days during the nine months ended December 31, 2008. This improvement was primarily caused by the decrease in inventory related to the completion of certain AMHS projects during the first nine months of fiscal year 2009 compared to the same period of the prior fiscal year.
     We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our operating results, collections of accounts receivable, timing of payments and inventory levels.

Cash Flows from Investing Activities
     Net cash used in investing activities of $6.5 million during the nine months ended December 31, 2008 and $6.2 million during the nine months ended December 31, 2007 were due to purchases of property and equipment, primarily fixed assets for research and development and customer demonstration units.
Cash Flows from Financing Activities
     Net cash used in financing activities was $13.0 million during the nine months ended December 31, 2008 and was primarily due to principal reductions on debt and capital leases of $45.6 million and payment of financing fees of $1.2 million, offset in part by $30.9 million in net proceeds from lines of credits and $2.8 million in proceeds from long-term debt.
     Net cash used in financing activities was $24.6 million during the nine months ended December 31, 2007 and was primarily due to principal reductions on debt and capital leases of $170.3 million and payment of financing fees of $3.8 million, offset in part by $122.9 million in proceeds from long-term debt, $25.2 million in net proceeds from lines of credits and $1.3 million in net proceeds from the issuance of common stock under our employee stock programs.
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
     As of November 10, 2008, we further amended the facility to eliminate covenants related to maximum debt to capital ratios, and replaced these with covenants related to maximum pre-tax loss. Each covenant modification under these amendments is effective as of our fiscal quarter ended September 30, 2008. After giving effect to the amendments, we were in compliance with our debt covenants as of December 31, 2008. We incurred an amendment fee and related expenses of approximately $0.1 million, which will be amortized as interest expense over the remaining life of the facility.

     As of December 31, 2008, we had borrowings outstanding of approximately $80.4 million under the credit facility (with $14.9 million in available borrowing used to support two standby letters of credit issued under the credit facilities). Our pre-tax interest rate at December 31, 2008 was 7.01 percent. As of December 31, 2008, we had approximately $3.9 million of bank fees, costs and related legal and other expenses as additional interest expense which will be amortized over the remaining term of the credit facility. If our current credit facility is refinanced in a transaction required to be accounted for as an extinguishment or the outstanding balance is demanded by the lender, unamortized debt issue costs at the demand or refinancing date would be required to be expensed in the period of refinancing or demand. We were fully drawn under the Keybank facility at December 31, 2008.
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
     The credit facilities contain financial and other covenants, including, but not limited to, limitations on liens, mergers, sales of assets, capital expenditures and indebtedness. Additionally, although we have not paid any cash dividends on our common stock in the past and do not anticipate paying any such cash dividends in the foreseeable future, the credit agreement restricts our ability to pay such dividends. In addition, until such time that the term loan facility has been repaid in full, we are required to make mandatory prepayments in an amount equal to 100 percent of the net cash proceeds from specified asset sales (other than sales or other dispositions of inventory in the ordinary course of business), and 50 percent of the net cash proceeds from the issuance of equity securities; otherwise, amounts outstanding under the new credit facility will be due on July 26, 2012. The aggregate principal amount of Japanese Yen borrowings available to us and outstanding at any time under the credit facilities may be reduced or increased, as the case may be, based on the fluctuations in the applicable foreign currency exchange rate. Accordingly, we may be required periodically to make principal pre-payments to the extent the outstanding Yen-borrowings under the term loan facility exceed the term loan and revolving credit facility commitment amounts on a U.S. dollar-equivalent basis. To date, we have relied on available cash and borrowings under our other credit lines in Japan to make these payments. The KeyBank credit facilities are secured by liens on substantially all of our assets, including the assets of certain subsidiaries.
Other Debt Financing Arrangements
     We have additional lines of credit and term loans classified as short-term available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of December 31, 2008 was 9.2 billion Japanese Yen (approximately U.S. $101.7 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of December 31, 2008 was 6.6 billion Japanese Yen (approximately U.S. $73.4 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit and term loans are variable based on the Tokyo Interbank Offered Rate (TIBOR) 0.56 percent at December 31, 2008), plus margins of 0.50 percent to 2.25 percent. We are not required to provide any collateral related to the lines of credit and term loans in Japan. These lines of credit and term loans generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries. As of December 31, 2008, we had line of credits and term loans representing 2.5 billion Japanese Yen (approximately U.S. $27.7 million) in available borrowing capacity and 1.0 billion Japanese Yen (approximately U.S. $11.1 million) in outstanding borrowings which were subject to inter-company transfer restrictions. The lines of credit are generally available to us under one-year agreements that renew at various times over the next 12 months. If any of these credit lines were not renewed, or were renewed for a smaller amount, we would be required to repay some or all of the outstanding amounts under the line immediately, which could put a strain on our liquidity. There can be no assurance that these credit lines will continue to be available to us or that, if renewed or replaced, the terms of these or replacement lines of credit would be favorable to the company.
     We also have an additional of term loan classified as long-term available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of December 31, 2008 was 0.3 billion Japanese Yen (approximately U.S. $3.3 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of December 31, 2008 was 0.3 billion Japanese Yen (approximately U.S. $3.2 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan term loan is variable based on the Tokyo Interbank Offered Rate (TIBOR) 0.56 percent at December 31, 2008), plus margin of 1.875 percent. This term loan does not require us to provide any collateral but does require use to provide financial statements on a quarterly or semi-annual basis.
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
     In accordance with EITF 00-4, on July 14, 2006, we accounted for the purchase option on a combined basis with the minority interest as a financing of the purchase of the minority interest, and as a result treated the transaction as an acquisition of the full remaining 49 percent interest of ATJ. Accordingly, we recorded a liability, equivalent to the net present value of both the 1.3 billion Japanese Yen fixed payment for the 4.9 percent remaining interest and a fixed annual dividend payment of 65 million Japanese Yen and accreted the discount recorded to interest expense over the next twelve months until the first potential exercise date. The $14.4 million liability has been classified within “Accrued and other liabilities” in our Condensed Consolidated Balance Sheets.
     At any time and subject to the other provisions of the agreement, either we or Shinko may give notice to the other, calling for ATJH to purchase the remaining 4.9 percent of outstanding capital stock of ATJ for a fixed payment of 1.3 billion Japanese Yen (approximately U.S. $14.4 million at the December 31, 2008 exchange rate). As noted above in Note 18, “Subsequent Events,” by letter dated October 24, 2008, Shinko notified us of its intention to sell to us as of January 24, 2009 the remaining 4.9 percent of outstanding capital stock of ATJ. On January 26, 2009, we purchased the remaining 4.9 percent equity of ATJ for cash of 1.3 billion Yen, or approximately $14.6 million at then-current exchange rates. The letter of credit that supported our purchase obligation in favor of Shinko was cancelled in conjunction with the purchase.
Other Liquidity Considerations
     Since inception, we have incurred aggregate consolidated net losses of approximately $518.4 million, and have incurred net losses during each of the last six fiscal years. In prior years, we funded our operations through operating cash flows and bank borrowings. In the current fiscal year, however, we funded our operations primarily through bank borrowings. Cash and cash equivalents aggregated a total of $76.6 million at December 31, 2008. We believe that our current cash and the availability of additional financing via existing lines of credit will be sufficient to meet our expected cash requirements for at least the next 12 months. However, as discussed elsewhere in this Form 10-Q, our covenants under the credit agreement with KeyBank National Association require us to comply at various times with certain covenants related to maximum pre-tax loss, liquidity, interest and fixed charge coverage, minimum EBITDA, and senior and total leverage. Continued weakness in our business could cause us to be out of compliance with any of these covenants. Specifically, we believe it is probable that we will need a further amendment or waiver of certain covenants as of March 31, 2009. Under such a scenario, we could be required to pay down some or all of the outstanding borrowings from cash as a result of default or to maintain compliance with these financial covenants, unless we received an amendment or waiver. This could materially impair the availability of additional financing via our existing lines of credit and could impair our ability to fund operations.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires companies to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financials statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination be recognized in income from continuing operations in the period of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first quarter of our fiscal year 2010. We currently believe the adoption of that SFAS No. 141R will have no effect on our consolidated financial statements.
     In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, until the first quarter of our fiscal year 2010. Our partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated results of operations, financial condition or cash flows. We are currently evaluating the impact, if any, for non-financial assets and liabilities that SFAS No. 157 will have on our consolidated financial statements. See Part I, Item 1, Note 15, “Fair Value Measurements,” for our adoption of SFAS No. 157 for financial assets and liabilities.
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
     In November 2008, the FASB ratified the consensus reached on EITF No. 08-6, “Accounting for Equity Method Investment Considerations” (“EITF 08-6”). EITF 08-6 addresses questions about the potential effect of SFAS No. 141R and SFAS No. 160 on equity-method accounting. The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment. Early adoption is not permitted for entities that previously adopted an alternate accounting policy. The effective date of EITF 08-6 coincides with that of SFAS No. 141R and SFAS No. 160 and is to be applied on a prospective basis beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact, if any, that EITF 08-6 will have on our consolidated financial statements.
     In November 2008, the FASB ratified the consensus reached on EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity. EITF 08-7 will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows. This Issue would be applied prospectively for defensive intangible assets acquired on or after the first quarter of our fiscal year 2010. We currently believe the adoption of EITF 08-7 will have no effect on our consolidated financial statements.
     In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 is effective for us beginning in the first quarter of our fiscal year 2010. We are currently evaluating the impact that FSP No. 132(R)-1 will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has not been a material change in our exposure to foreign currency risks since the disclosure made in Item 7A of our report on Form 10-K for the fiscal year ended March 31, 2008.
     Interest Rate Risk. As of December 31, 2008, our portfolio consisted entirely of investments in highly liquid money market funds. Therefore, we do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
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
     We also have debt and capital leases totaling approximately $159.0 million at December 31, 2008. All these borrowings are floating interest rate debt and either Japanese Yen or U.S. dollar denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. A 10 percent increase in the levels of interest rates, with all other variables held constant, would have resulted in an immaterial increase in interest expense for the three and nine months ended December 31, 2008.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries. The primary source of foreign currency cash flows is Japan and to a lesser extent China, Taiwan, Singapore and Europe. Although we operate and sell products in various global markets, substantially all sales are denominated in U.S. dollars or Japanese Yen. During the three months ended December 31, 2008, the Japanese Yen fluctuated from 87.1 to 106.5 to the U.S. dollar. We realized foreign currency translation losses of $2.8 million and $8.4 million during the three and nine months ended December 31, 2008, respectively.

     If the Japanese Yen were to fluctuate from the level at December 31, 2008, our net income (loss) may improve or deteriorate as noted in the table below (in thousands).

	Strengthening in		No change in	Weakening in
	Japanese Yen of		Japanese Yen	Japanese Yen of
	X percent		exchange rate	X percent
	10%	5%		5%	10%

Net loss for the nine months ended December 31, 2008	$(118,219)	$(118,031)	$(117,862)	$(117,709)	$(117,570)
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
     Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2008. In light of the material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of that date to provide reasonable assurance that they will meet their defined objectives. Notwithstanding the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q to the effect that, among other statements made in the certifications and based on their knowledge, the consolidated financial statements included in this Form 10-Q fairly present in all material respects Asyst’s financial condition, results of operations and cash flows for the periods presented and this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     A material weakness is a control deficiency, or combination of control deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified the following material weaknesses in our internal control over financial reporting as of March 31, 2008, which remained outstanding as of December 31, 2008:
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
Management’s Remediation Initiatives
     The material weaknesses described above also existed at December 31, 2008. In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.
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
3. We hired a senior tax director during the third quarter of fiscal year 2009 to enhance the timeliness and accuracy of this area.
4. We hired a third party consulting firm that is qualified in the application of U.S. generally accepted accounting principles commensurate with our accounting and financial reporting requirements for income taxes.
Changes in Internal Control over Financial Reporting
     Other than the remedial measures discussed above, which are ongoing, there were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 17, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. RISK FACTORS
     We have a history of significant losses.
     We have a history of significant losses. Our accumulated deficit was $518.4 million at December 31, 2008. We may also experience significant losses in the future.

We continue to need to reduce costs in core areas; significant cost reductions could affect our existing customer base, profitability and ability to benefit from future upturn in demand for our products.
     We are continuing to identify areas of our operations, sales and administration where we can reduce costs and improve the efficiency and competitiveness of our operations, administration and current product offering. For instance, due to the continued and significant decline in demand for semiconductor capital equipment, we recently implemented significant cost reduction actions throughout our business, including headcount reductions representing approximately 15 percent of our global workforce, to further reduce our break-even level and improve cash flow in response to the continued weakness in the semiconductor equipment industry. We will continue to evaluate our financial outlook and may need to initiate additional cost reduction actions in the future. This may result in a reduction in our workforce and/or a consolidation of certain facilities, and in many areas of our operations and administration these reductions could be significant. Such reductions could impair our ability to develop new products, to remain competitive and to operate efficiently, including in areas responsible for our effective and timely financial reporting, forecasting and disclosure. Such reductions also could impair our ability to service and maintain current customer relationships and meet our current customer and vendor obligations. In addition, our failure to identify, effect and sustain timely and significant cost reductions could materially impact our results of operations and impair our ability to achieve and maintain overall profitability. In addition, such cost reductions could have immediate and long-term effects on our business, such as slowing product development or our ability to build capability in our operations or administration or future product or service offerings, thus making it more difficult for us to take advantage of customer opportunities, respond effectively to competitive pressures and to record increased bookings and revenue expected during any upturn in our business cycle, any of which could have a material and adverse affect our business, operating results, financial position and cash flows. Elimination of costs and personnel in key functions could also affect our ability to maintain and demonstrate effective internal control over our financial reporting.
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
     As of December 31, 2008, we had borrowings outstanding of approximately $80.4 million under the credit facility (with $14.9 million in available borrowing used to support two standby letters of credit issued under the credit facilities). We were fully drawn under the KeyBank facility at December 31, 2008.
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
     Under the credit facility with KeyBank, we maintain a letter of credit in the amount of $500,000 in favor of the landlord under our current headquarters lease in Fremont, California. We also maintain a letter of credit in the amount of 1.3 billion Japanese Yen (approximately U.S. $14.4 million at the December 31, 2008 exchange rate) in favor of Shinko, which secures our obligation to purchase the remaining 4.9 percent of equity in ATJ from Shinko as part of the purchase agreement between ourselves and Shinko dated July 14, 2006. Either we or Shinko can trigger our obligation to purchase the remaining 4.9 percent equity of ATJ upon ninety (90) days written notice. Shinko can accelerate this obligation upon thirty (30) days written notice upon the following circumstances: (a) when ATJH’s equity ownership in ATJ falls below 50 percent, (b) when bankruptcy or corporate reorganization proceedings are filed against us; (c) when a merger or corporate reorganization has been approved involving all or substantially all of our assets; (d) when Shinko’s equity ownership in ATJ falls below 4.9 percent; or (e) when we have failed to make any payment when due in respect of any loan secured by a pledge of our right, title and interest in and to the shares of ATJ (and the holder of such security interest elects to exercise its rights against ATJH in respect of such shares).
     During the third quarter ended December 31, 2008, Shinko triggered the above mentioned purchase obligation. On January 26, 2009, we purchased the remaining 4.9 percent equity of ATJ for cash of 1.3 billion Yen, or approximately $14.6 million at then-current exchange rates. The letter of credit in favor of Shinko was subsequently cancelled. See Note 18, “Subsequent Events,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional details.
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
     We have additional lines of credit and term loans classified as short-term available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of December 31, 2008 was 9.2 billion Japanese Yen (approximately U.S. $101.7 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of December 31, 2008 was 6.6 billion Japanese Yen (approximately U.S. $73.4 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan lines of credit and term loans are variable based on the Tokyo Interbank Offered Rate (TIBOR) 0.56 percent at December 31, 2008), plus margins of 0.50 percent to 2.25 percent. We are not required to provide any collateral related to the lines of credit and term loans in Japan. These lines of credit and term loans generally require our subsidiaries in Japan to provide financial statements on a quarterly or semi-annual basis, and in some cases stipulate that borrowings may not be used for inter-company transfers, loans or dividends between our subsidiaries. As of December 31, 2008, we had line of credits and term loans representing 2.5 billion Japanese Yen (approximately U.S. $27.7 million) in available borrowing capacity and 1.0 billion Japanese Yen (approximately U.S. $11.1 million) in outstanding borrowings which were subject to inter-company transfer restrictions. The lines of credit are generally available to us under one-year agreements that renew at various times over the next 12 months. If any of these credit lines were not renewed, or were renewed for a smaller amount, we would be required to repay some or all of the outstanding amounts under the line immediately, which could put a strain on our liquidity. There can be no assurance that these credit lines will continue to be available to us or that, if renewed or replaced, the terms of these or replacement lines of credit would be favorable to the company.
     We also have an additional of term loan classified as long-term available through our subsidiaries in Japan for working capital purposes. The total available borrowing capacity as of December 31, 2008 was 0.3 billion Japanese Yen (approximately U.S. $3.3 million at the exchange rate as of that date). The principal amount of our outstanding borrowings as of December 31, 2008 was 0.3 billion Japanese Yen (approximately U.S. $3.2 million at the exchange rate as of that date). The applicable interest rates for the above-referenced Japan term loan is variable based on the Tokyo Interbank Offered Rate (TIBOR) 0.56 percent at December 31, 2008), plus margin of 1.875 percent. This term loan does not require us to provide any collateral but does require use to provide financial statements on a quarterly or semi-annual basis.
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
     See Note 14, “Debt,” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail describing this credit agreement.
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
     We are subject to an ongoing patent infringement action brought by Daifuku Corporation in the Osaka District Court, Japan that alleges, among other things, that certain ATJ Over-head Shuttle (OHS) and Over-head Hoist Transport (OHT) products infringe several claims under the Patents-in-Suit. Daifuku seeks significant monetary damages against ATJ in an amount to be determined but which could be material. The suit also seeks to enjoin future sales and shipments of ATJ’s OHS, OHT and related products. An adverse ruling, including a final judgment awarding significant damages and enjoining sales and shipments of ATJ’s OHS, OHT and related products, could have a material adverse effect on our operations and profitability, and could result in a royalty payment or other future obligations that could adversely and significantly impact our future gross margins. ATJ has asserted various defenses, including non-infringement of the asserted claims, and intends to continue to defend the matter vigorously. ATJ has also provided notice to Shinko concerning Shinko’s obligations to indemnify Asyst and ATJH under certain claims in the event damages are awarded representing ATJ products during and prior to the term of its joint venture with Shinko.
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
     Our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2008 and December 31, 2008 due to material weakness in internal control over financial reporting that remained outstanding at that date and that is subject to our continuing remediation efforts.
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
     The majority of our net sales are attributable to sales outside the United States, primarily in Taiwan, Japan, other Asia-Pacific countries and Europe. International sales represented approximately 83 percent and 81 percent of our total net sales for the nine months ended December 31, 2008 and 2007, respectively. We expect that international sales, particularly to Asia, will continue to represent a significant portion of our total revenue in the future. Additionally, we have sales offices and other facilities in many countries and, as a result, we are subject to risks associated with doing business globally, including:
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
     We reported on Form 8-K dated August 7, 2008 that Michael A. Sicuro resigned as our Chief Financial Officer to pursue an opportunity in the healthcare industry. On August 12, 2008, our Board of Directors appointed Aaron L. Tachibana as Senior Vice President and Chief Financial Officer. Mr. Tachibana will also retain his prior position as the Company’s Principal Accounting Officer. In our past five years, we have continued to have significant turnover in the chief financial officer, controller and other key positions in our finance department (including in certain key finance positions at our subsidiaries in Japan). This turnover and inability to hire and retain personnel with appropriate levels of accounting knowledge, experience, and training contributed to control deficiencies that constituted a material weakness in internal control over financial reporting in the area of income taxes as of March 31, 2008 and December 31, 2008. See Part I, Item 4, “Controls and Procedures.” If we are not able to attract and retain qualified finance executives and employees at appropriate positions in our consolidated operations, we face a significant risk of further material weakness in internal control over financial reporting, and direct and indirect consequences of this weakness, including but not limited to delayed filings of our SEC reports, potential defaults under our debt obligations, risk of de-listing from the NASDAQ Global Market, significant operating expenses incurred to hire outside assistance to compensate for the lack of qualified personnel, and litigation and governmental investigations.

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
  Our stock price declined precipitously in the latter part of 2008, has closed under $1 per share since October 22, 2008, and could be delisted by NASDAQ if future closing prices and value of publicly held shares failure to meet applicable requirements.
     Since October 22, 2008, the closing price of our stock on the NASDAQ stock market has been less than $1 per share through January 29, 2009, on which date the closing price was $0.26 per share. On January 29, 2009, the value of Asyst’s publicly held shares was also less than $15 million. Under the NASDAQ listing standards, a security is considered deficient (and subject to delisting) if it fails to achieve at least a $1 closing bid price for a period of 30 consecutive business days. A company such as Asyst is also provided one automatic 180-day period to regain compliance, after which it can transfer to the NASDAQ Capital Market, if it complies with all Capital Market initial inclusion requirements except bid price, to take advantage of a second 180-day compliance period. A company can regain compliance by achieving a $1 closing bid price for a minimum of ten consecutive business days. Under the listing standards, in light of Asyst’s current financial condition, the value of its publicly held shares must also be at least $15 million.
     We have not received a deficiency notice from NASDAQ based on these facts because, effective October 16, 2008, NASDAQ adopted a temporary suspension of the minimum bid price rule and the rule requiring a minimum market value of publicly held shares. According to NASDAQ, the suspension was intended to provide temporary relief to companies from the application of these requirements during a period in which the financial markets face almost unprecedented turmoil. The suspension was originally set to expire on January 16, 2009, and has been extended until April 19, 2009.
     We cannot predict the extent to which we will be in compliance with NASDAQ listing standards when the current suspension is ended, or our ability to regain compliance if we experience deficiencies under the NASDAQ standards after the suspension is ended. The facts discussed above create a heightened risk that our shares could be delisted in the future.
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
ITEM 5. OTHER INFORMATION
     The Compensation Committee of our Board of Directors recently approved revised forms of Change in Control and Indemnification Agreements, each effective as of December 31, 2008. The revised forms of agreement do not reflect a material increase in the scope of indemnification or the benefits available to an executive in the event of an actual or constructive termination in relation to a change in control. The revised forms of agreement substantially reflect clarifications and updates to the existing forms of agreements to correspond to changes in law or common practice with respect to such agreements typically offered to corporate directors and officers and, with particular respect to the revised form of Change in Control agreement, clarifications and updates to meet revised requirements under I.R.S. Section 409(A) regarding deferred compensation and to give our current executives increased assurance in their ability to enforce protections under the agreement in relation to a change in control affecting the Company.
     We will offer the opportunity to enter into a revised form of Change in Control Agreement to each of our current executives who currently have such an agreement in place, and a revised form of Indemnification Agreement to each of our current executives and directors. Each of the revised forms of agreement is intended, upon execution, to supersede the form Change in Control Agreement and/or Indemnification Agreement currently in place.

     The revised form of Change in Control Agreement is attached to this report as Exhibit 10.62, and the revised form of Indemnification Agreement is attached to this report as Exhibit 10.61.
ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000

3.5	Amended and Restated Certificate of Determination of Series A Junior Participating Preferred Stock, dated July 9, 2008.	8-K	3.5	000-22430	7/15/2008

4.1	Amended and Restated Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated July 9, 2008.	8-K	4.3	000-22430	7/15/2008

10.59*	Amendment No. 7 to Manufacturing Services and Supply Agreement among the Company and Flextronics Industrial, Ltd. (as successor to Solectron Corporation) and its subsidiaries and affiliates effective August 13, 2008.					X

10.60	Company’s Executive Deferred Compensation Plan as amended and restated November 6, 2008.					X

10.61	Form of Indemnity Agreement entered into between the Company and directors and certain executive officers (for agreements executed on or after December 31, 2008).					X

10.62	Form of Change-in-Control Agreement entered into between the Company and certain executive officers (for agreements executed on or after December 31, 2008).					X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates confidential treatment has been requested for portions of this document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASYST TECHNOLOGIES, INC.
Date: February 6, 2009	By:	/S/ AARON L. TACHIBANA
Aaron L. Tachibana
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company.	S-1	3.1	333-66184	7/19/1993

3.2	Amended and Restated Bylaws of the Company.	8-K	3.2	000-22430	5/20/2008

3.3	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed September 24, 1999.	10-Q	3.2	000-22430	10/21/1999

3.4	Certificate of Amendment of the Amended and Restated Articles of Incorporation, filed October. 5, 2000.	14A	App.	000-22430	7/31/2000

3.5	Amended and Restated Certificate of Determination of Series A Junior Participating Preferred Stock, dated July 9, 2008.	8-K	3.5	000-22430	7/15/2008

4.1	Amended and Restated Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated July 9, 2008.	8-K	4.3	000-22430	7/15/2008

10.59*	Amendment No. 7 to Manufacturing Services and Supply Agreement among the Company and Flextronics Industrial, Ltd. (as successor to Solectron Corporation) and its subsidiaries and affiliates effective August 13, 2008.					X

10.60	Company’s Executive Deferred Compensation Plan as amended and restated November 6, 2008.					X

10.61	Form of Indemnity Agreement entered into between the Company and directors and certain executive officers (for agreements executed on or after December 31, 2008).					X

10.62	Form of Change-in-Control Agreement entered into between the Company and certain executive officers (for agreements executed on or after December 31, 2008).					X

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a). (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Combined Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b). (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).					X

*	Indicates confidential treatment has been requested for portions of this document.